Form 10-Q
period 1998-03-31
PC CONNECTION INC
filed 1998-05-14
CIK 1050377

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 0-23827

                              PC CONNECTION, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              02-0372768
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

             528 ROUTE 13,                              03055
        MILFORD, NEW HAMPSHIRE                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                                   (603) 423-2000

  Indicate by check mark ( ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES                                    NO  X

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 12, 1998 was 15,392,543.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              PC CONNECTION, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           PAGE
 PART I  FINANCIAL INFORMATION                                             ----
 Item 1  Financial Statements:
         Balance Sheets--March 31, 1998 and December 31, 1997...........     3
         Statements of Income--Three months ended March 31, 1998 and
         1997...........................................................     4
         Statement of Changes in Stockholders' Equity--Three months
         ended March 31, 1998...........................................     5
         Statements of Cash Flows--Three months ended March 31, 1998 and
         1997...........................................................     6
         Notes to Financial Statements..................................     7
 Item 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    10
 Item 3  Qualitative and Quantitative Disclosures About Market Risk.....    17
 PART II OTHER INFORMATION
 Item 1  Legal Proceedings..............................................    18
 Item 2  Changes in Securities and Use of Proceeds......................    18
 Item 3  Defaults Upon Senior Securities................................    18
 Item 4  Submission of Matters to a Vote of Security Holders............    19
 Item 5  Other Information..............................................    19
 Item 6  Exhibits and Reports on Form 8-K...............................    19
         SIGNATURES.....................................................    20

                              PC CONNECTION, INC.
                         PART I--FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         MARCH 31, DECEMBER 31,
                                                           1998        1997
                                                         --------- ------------
                         ASSETS
Current Assets:
  Cash and cash equivalents............................. $ 16,309    $    758
  Accounts receivable, net..............................   33,239      29,921
  Inventories merchandise...............................   63,983      63,720
  Deferred income taxes.................................    3,617         375
  Prepaid expenses and other current assets.............    2,329       2,205
                                                         --------    --------
    TOTAL CURRENT ASSETS................................  119,477      96,979
  Property and equipment, net...........................    9,673       8,463
  Deferred income taxes.................................      499         --
                                                         --------    --------
    TOTAL ASSETS........................................ $129,649    $105,442
                                                         ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings................................. $    --     $ 28,318
  Current maturities of long-term debt..................      --        1,250
  Amounts payable to stockholders.......................      --        1,185
  Accounts payable......................................   63,816      38,174
  Accrued expenses and other liabilities................   11,093       9,145
                                                         --------    --------
    TOTAL CURRENT LIABILITIES...........................   74,909      78,072
                                                         --------    --------
Term loan, less current maturities......................      --        3,250
                                                         --------    --------
    TOTAL LIABILITIES...................................   74,909      81,322
                                                         --------    --------
Stockholders' Equity:
  Preferred Stock, $.01 par value, 7,500,000 shares au-
   thorized, none issued and outstanding
  Common Stock, $.01 par value, 30,000,000 shares
   authorized, 15,392,543 and 11,798,793 shares issued
   and outstanding at March 31, 1998 and December 31,
   1997, respectively...................................      154         118
  Additional paid-in capital............................   54,117       4,097
  Retained earnings.....................................      469      19,905
                                                         --------    --------
    TOTAL STOCKHOLDERS' EQUITY..........................   54,740      24,120
                                                         --------    --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......... $129,649    $105,442
                                                         ========    ========

                       See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I--FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Net sales................................................  $168,643  $ 122,824
Cost of sales............................................   146,694    105,445
                                                          ---------  ---------
  GROSS PROFIT...........................................    21,949     17,379
Selling, general and administrative expenses.............    16,858     13,637
Additional stockholder/officer compensation..............     2,354      2,450
                                                          ---------  ---------
  INCOME FROM OPERATIONS.................................     2,737      1,292
Interest expense.........................................      (206)      (365)
Other, net...............................................        86          3
Income tax benefit (provision)...........................     3,788       (130)
                                                          ---------  ---------
  NET INCOME............................................. $   6,405  $     800
                                                          =========  =========
Pro forma data:
  Historical income before income taxes.................. $   2,617  $     930
  Pro forma adjustment--stockholder/officer compensation
   in excess of aggregate base salaries..................     2,354      2,420
                                                          ---------  ---------
  Pro forma income before income taxes...................     4,971      3,350
  Pro forma income taxes.................................     1,938      1,306
                                                          ---------  ---------
  Pro forma net income...................................    $3,033  $   2,044
                                                          =========  =========
Pro forma weighted average shares outstanding:
  Basic..................................................    14,236     13,861
                                                          =========  =========
  Diluted................................................    14,835     14,149
                                                          =========  =========
Pro forma earnings per share:
  Basic.................................................. $     .21  $     .15
                                                          =========  =========
  Diluted................................................ $     .20  $     .14
                                                          =========  =========

                       See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I--FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                  COMMON STOCK
                                  -------------
                                                ADDITIONAL
                                                 PAID IN   RETAINED
                                  SHARES AMOUNT  CAPITAL   EARNINGS   TOTAL
                                  ------ ------ ---------- --------  --------
BALANCE, JANUARY 1, 1998......... 11,799  $118   $ 4,097   $ 19,905  $ 24,120
Net proceeds from initial public
 offering........................  3,594    36    57,217        --     57,253
Dividend to Subchapter S stock-
 holders.........................    --    --     (7,196)   (25,841)  (33,037)
Compensation under nonstatutory
 stock option agreements.........    --    --        933        --        933
Recognition of deferred taxes on
 nonstatutory stock
 option agreements...............    --    --       (934)       --       (934)
Net income.......................    --    --        --       6,405     6,405
                                  ------  ----   -------   --------  --------
BALANCE, MARCH 31, 1998.......... 15,393  $154   $54,117   $    469  $ 54,740
                                  ======  ====   =======   ========  ========


                       See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I--FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................... $   6,405  $    800
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................       684       882
  Deferred income taxes..................................    (4,675)      --
  Compensation under nonstatutory stock option
   agreements............................................       933        72
  Provision for doubtful accounts........................       880       471
  Loss on disposal of fixed assets.......................        74       --
Changes in assets and liabilities:
  Accounts receivable....................................    (4,198)   (6,222)
  Inventories............................................      (263)   (2,212)
  Prepaid expenses and other current assets..............      (124)      558
  Accounts payable.......................................    25,642    10,537
  Amounts payable to stockholders........................    (1,185)    1,851
  Accrued expenses and other liabilities.................     1,948       (73)
                                                          ---------  --------
Net cash provided by operating activities................    26,121     6,664
                                                          ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment....................    (1,968)     (846)
                                                          ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings....................    20,796    32,645
  Repayment of short-term borrowings.....................   (49,114)  (38,077)
  Repayment of term loan.................................    (4,500)      --
  Net proceeds from initial public offering..............    57,253       --
  Payment of dividend to Subchapter S stockholders.......   (33,037)      --
                                                          ---------  --------
Net cash used for financing activities...................    (8,602)   (5,432)
                                                          ---------  --------
INCREASE IN CASH.........................................    15,551       386
CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER..........       758       162
                                                          ---------  --------
CASH AND CASH EQUIVALENTS, END OF QUARTER................ $  16,309  $    548
                                                          =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.......................................... $     358  $    406
  Income taxes paid......................................         4        20

                       See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I--FINANCIAL INFORMATION
                         ITEM 1--FINANCIAL STATEMENTS

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

  The accompanying financial statements of PC Connection, Inc. ("PCC" or the "Company") have been prepared in accordance with generally accepted accounting principles. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's registration statement filed with the Securities and Exchange Commission ("SEC") in connection with its initial public offering ("the Offering") (File No. 333-41171) on Form S-1. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's registration statement. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three month period ended March 31, 1998 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 1998.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

  Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2--CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

NOTE 3--RECAPITALIZATION AND STOCK SPLIT

  On February 4, 1998, the Company amended its Articles of Incorporation to increase the authorized shares of the Company's Series A Non-Voting Common Stock, $.01 par value per share, and Series B Voting Common Stock, $.01 par value per share, to 22,500,000 and 7,500,000 shares, respectively. The Company also, through a 1.310977-for-one stock split, increased the total number of Series A Non-Voting and Series B Voting shares issued and outstanding to 8,849,095 shares and 2,949,698 shares, respectively. The effect of this recapitalization and stock split has been reflected in the Company's financial statements and related notes thereto for all periods presented.

NOTE 4--REINCORPORATION OF THE COMPANY

  On February 27, 1998, the Company changed its state of incorporation from New Hampshire to Delaware (the "Reincorporation"). Pursuant to the Reincorporation, the Company converted all of the issued and outstanding shares of Series A Non-Voting Common Stock, $.01 par value per share, and Series B Voting Common Stock $.01 par value per share of the New Hampshire corporation into 11,798,793 shares of Common Stock, $.01 par value, of the Delaware corporation on a one-for-one basis.

NOTE 5--INITIAL PUBLIC OFFERING

  On March 6, 1998, the Company completed its offering of 3,593,750 shares of Common Stock (including 468,750 shares issued upon the exercise of an underwriters' overallotment option) at a price of $17.50 per share, raising $57.3 million in net proceeds. The Company used the net proceeds from the Offering for repayment of

                              PC CONNECTION, INC.
                         PART I--FINANCIAL INFORMATION
                         ITEM 1--FINANCIAL STATEMENTS

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

bank indebtedness ($12.9 million) and to pay a dividend to stockholders of record as of February 27, 1998 ($33.0 million) equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds ($11.4 million) have been invested in short-term investment securities and will be used for general corporate purposes.

NOTE 6--TERMINATION OF S CORPORATION ELECTION

  For periods prior to March 6, 1998, the Company elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code ("the Code"), and applicable state laws. Effective with the consummation of the Offering, the Company's S Corporation election was automatically terminated and the Company became subject to federal and state income taxes as a C Corporation from that date forward.

  Effective with this termination, the Company recorded a tax benefit of approximately $4.2 million relating to the establishment of additional net deferred tax assets for future tax deductions resulting from the termination of the S Corporation election.

NOTE 7--COMPENSATION UNDER NON-STATUTORY STOCK OPTION AGREEMENTS

  Effective with the consummation of the Offering, certain restrictions as to the exercise of options granted under the Company's 1993 Incentive and Non-Statutory Stock Option Plan expired. Prior to the consummation of the Offering, the Company recorded compensation expense for certain options granted at prices less than their fair market value ratably over seven years from the dates granted, because such options were not exercisable except upon the occurrence of certain events, including a public offering of the Company's Common Stock. Effective with the consummation of the Offering, the Company recorded a one-time charge for stock-option compensation expense of approximately $870,000, relating to the acceleration of the vesting period of certain of the Company's stock options from seven years to four years.

NOTE 8--PRO FORMA INCOME STATEMENT DATA

  The following pro forma adjustments have been made to the historical results of operations to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for the periods presented:

    1. Elimination of stockholder/officer compensation in excess of aggregate established 1998 base salaries ($150,000) for each quarter. These amounts generally represented Company-related S Corporation tax obligations payable by the stockholder/officers for periods prior to March 6, 1998. Effective upon the closing of the Offering, these stock-holder/officers are being paid annual base salaries aggregating $600,000.

    2. Elimination of the historical income tax benefit/provision for all periods presented (including elimination of the $4.2 million income tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status) and establishment of a provision for federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code, assuming an effective tax rate of 39% after an adjustment for stockholder/officer compensation described in No. 1 above.

NOTE 9--PRO FORMA EARNINGS PER SHARE

  The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", for the purposes of presenting pro forma basic and diluted earnings per share. The denominator used to determine pro forma basic net income per share includes the weighted average common shares outstanding for the period, plus the weighted

                              PC CONNECTION, INC.
                         PART I--FINANCIAL INFORMATION
                         ITEM 1--FINANCIAL STATEMENTS

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

average shares required to pay the S Corporation Dividend (assuming a price per share of $17.50 for 1998 and $16.00 for 1997). The denominator used to determine pro forma diluted net income per share includes the shares used in the calculation of pro forma basic net income per share plus dilutive weighted average options outstanding in the quarters ended March 31, 1998 and 1997.

  The following table sets forth the computation of pro forma basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                        (AMOUNTS IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
Numerator:
  Pro forma net income................................. $     3,033 $     2,044
                                                        =========== ===========
Denominator:
  Denominator for pro forma basic earnings per share:
    Weighted average shares............................      12,957      11,799
    Weighted average shares required to pay stockholder
     dividend..........................................       1,279      2 ,062
                                                        ----------- -----------
  Denominator for pro forma basic earnings per share...      14,236      13,861
                                                        ----------- -----------
  Effect of dilutive securities
    Employee stock options.............................         599         288
                                                        ----------- -----------
  Denominator for pro forma diluted earnings per
   share...............................................      14,835      14,149
                                                        =========== ===========
  Pro forma earnings per share:
    Basic.............................................. $       .21 $       .15
                                                        =========== ===========
    Diluted............................................ $       .20 $       .14
                                                        =========== ===========

NOTE 10--REPORTING COMPREHENSIVE INCOME

  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Based on the current financial structure and operations of the Company, the Company had no other components to be included in comprehensive income. Therefore, comprehensive income is the same as net income reported for the three months ended March 31, 1998 and 1997.

                              PC CONNECTION, INC.
                         PART I--FINANCIAL INFORMATION
      ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe," "plan," "estimate," "expect" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption "Risk Factors" in the Company's registration statement filed with the SEC in connection with its Initial Public Offering (File No. 333-41171). Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, continued sales of Mac products, competitive risks, pricing risks, and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

GENERAL

  The Company was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers ("PCs"). The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. The Company initially sought customers through advertising in magazines and the use of inbound toll free telemarketing. Currently, the Company seeks to generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets and (ii) inbound calls from customers responding to the Company's catalogs and other advertising. The Company also advertises in selected computer industry publications and in 1997 commenced selling products through its internet web site.

  The Company offers both PC compatible products and Mac personal computer compatible products. Reliance on Mac product sales has decreased over the last two years, from 26.7% of net sales in 1995 to 19.5% of net sales in the quarter ended March 31, 1998. In late 1997, Apple announced that it will sell built-to-order computers directly to customers over the Internet. While Apple also indicated that it is not abandoning traditional retail and direct marketing outlets, the Company cannot predict whether direct sales by Apple will affect the future supply of Mac products to the Company. Although net sales attributable to Mac products increased in the quarter ended March 31, 1998, as compared to the comparable period in 1997, the Company believes that such sales will continue to decrease as a percentage of net sales and may decline in dollar volume in future years.

  All of the Company's product categories experienced strong growth in the quarter ended March 31, 1998 over the comparable period in 1997, with sales of computer systems representing the fastest growing category. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $476 in the quarter ended March 31, 1997 to $522 in the quarter ended March 31, 1998. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they yield the lowest gross margin percentage. Partially as a result of higher system sales, the Company's gross margin has declined over the last two years while the operating income margin has increased due to the leveraging of selling, general and administrative expenses over a larger sales base.

  The Company's profit margins are also influenced by, among other things, industry pricing and the relative mix of inbound and outbound sales. Generally, pricing in the computer and related products market is very aggressive and the Company intends to maintain prices at competitive levels. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin on such sales is generally lower than inbound sales, although the gross profit dollar contribution per order is generally higher as average order sizes to corporate accounts are usually larger. The Company believes that outbound sales will continue to represent a larger portion of its business mix in future periods.

  The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell Computer Corporation and Gateway 2000, Inc., manufacturers of PCs sold by the Company, such as Compaq and IBM, have also announced varying plans to sell PCs directly to end users. Separately, both Compaq and IBM have announced plans to increase their reliance on reseller arrangements with direct marketers such as the Company as part of their own marketing programs designed to compete more effectively with Dell and Gateway. The Company currently believes that direct sales by Compaq and IBM will not have a significant adverse effect upon the Company's net sales.

  Most product manufacturers provide the Company with cooperative advertising support in exchange for product coverage in the Company's catalogs. Although the level of cooperative advertising support available to the Company from certain manufacturers has declined, and may decline further in the future, the overall level of cooperative advertising revenues has continued to increase consistent with the Company's increased levels of spending for catalog and other advertising programs. The Company believes that the overall levels of cooperative advertising revenues available over the next twelve months will be consistent with the Company's planned advertising programs.

  In connection with the planned relocation of its headquarters facility in the summer of 1998, the Company will incur certain one-time moving and other costs, not expected to exceed $500,000, which will be charged to operating costs. In connection with the Offering of the Company's Common Stock that closed in March 1998, the Company reported certain non-recurring, non-cash items in the quarter ended March 31, 1998. See "Initial Public Offering" and "Pro Forma and Other Adjustments" below.

INITIAL PUBLIC OFFERING

  On March 6, 1998, the Company closed on its Offering of 3,593,750 shares (including 468,750 shares issued upon the exercise of an underwriters' overallotment option) of Common Stock at an offering price of $17.50 per share. Net proceeds to the Company after expenses of the Offering were approximately $57.3 million. See "Liquidity and Capital Resources".

PRO FORMA AND OTHER ADJUSTMENTS

  The pro forma income statements presented below have been determined by applying the following pro forma and other adjustments to the Company's historical income statements:

 Pro Forma Adjustments

    1. Elimination of stockholder/officer compensation in excess of aggregate established 1998 base salaries ($150,000) for each quarter. These amounts generally represented Company-related S Corporation tax obligations payable by the stockholder/officers for periods prior to March 6, 1998. Effective upon the closing of the Offering, these stock-holder/officers are being paid annual base salaries aggregating $600,000.

    2. Elimination of the historical income tax benefit/provision for all periods presented (including elimination of the $4.2 million income tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status) and establishment of a provision for federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code, assuming an effective tax rate of 39% after an adjustment for stockholder/officer compensation described in No. 1 above.

 Other Adjustments

    1. Elimination in 1998 of an $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven years to four years in connection with the Offering.

                                           PRO FORMA INCOME STATEMENTS, AS
                                                      ADJUSTED
                                           ----------------------------------
                                            THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------
                                                1998              1997
                                           ----------------  ----------------
                                                      % OF              % OF
                                                      NET               NET
                                            AMOUNT   SALES    AMOUNT   SALES
                                           --------  ------  --------  ------
                                            (AMOUNTS IN THOUSANDS, EXCEPT
                                                   PER SHARE DATA)
Net sales................................. $168,643  100.00% $122,824  100.00%
Cost of sales.............................  146,694   86.98   105,445   85.85
  GROSS PROFIT............................   21,949   13.02    17,379   14.15
Selling, general and administrative ex-
 penses...................................   15,988    9.48    13,637   11.10
Additional stockholder/officer compensa-
 tion.....................................      --      --         30     .03
                                           --------  ------  --------  ------
  INCOME FROM OPERATIONS..................    5,961    3.54     3,712    3.02
Interest expense..........................     (206)   (.12)     (365)   (.30)
Other, net................................       86     .05         3     --
Income taxes..............................   (2,278)  (1.36)   (1,306)  (1.06)
                                           --------  ------  --------  ------
  NET INCOME.............................. $  3,563    2.11% $  2,044    1.66%
                                           ========  ======  ========  ======

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

  The following table sets forth the Company's percentage of net sales (in dollars) of computer systems/memory, peripherals, software, and networking and communications products during the periods ended March 31, 1998 and 1997:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                             1998       1997
                                                           ---------  ---------
   Computer Systems/Memory................................      41.3%      39.3%
   Peripherals............................................      35.5       34.8
   Software...............................................      15.1       17.8
   Networking and Communications..........................       8.1        8.1
                                                           ---------  ---------
   Total..................................................     100.0%     100.0%
                                                           =========  =========

  NET SALES increased $45.8 million, or 37.3% to $168.6 million for the quarter ended March 31, 1998 from $122.8 million for the comparable period in 1997. Growth in net sales was primarily attributable to the continued expansion and increased productivity of the Company's outbound telemarketing group, continued growth in average order size, an increase in the number of catalog mailings and growth in the Company's internet catalog. Outbound sales increased $32.9 million, or 62.8%, to $85.3 million in the three months ended March 31,1998 from $52.4 million for the three months ended March 31, 1997. Inbound and on-line internet sales increased $12.9 million, or 18.3%, to $83.4 million in the three months ended March 31, 1998 from $70.4 million for the three months ended March 31, 1997. System/memory sales increased to 41.3% of net sales in 1998 from 39.3% for the comparable period in 1997.

                              PC CONNECTION, INC.

  GROSS PROFIT increased $4.6 million, or 26.3%, to $21.9 million for the quarter ended March 31, 1998 from $17.4 million for the comparable quarter in 1997. The increase in gross profit dollars was primarily attributable to the increase in net sales described above. Gross profit margin decreased from 14.2% in the three months ended March 31, 1997 to 13.0% for the three months ended March 31, 1998 due primarily to increased price competition, continuing declines in average selling prices, which tend to reduce profit margins across most product lines, increased rate of charges to cost of sales for slow-moving and obsolete inventory, higher systems sales, and the growth in outbound sales, which generally carry lower gross profit margins. However, the Company generated higher gross profit dollars per order, enabling it to leverage its operating expenses, as described below.

  The Company expects that its gross margin in the future is likely to fluctuate and may decline from the level achieved in the first quarter of 1998 since it is dependent upon several variables including vendor support programs, product mix, pricing strategies, market conditions and other factors.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, increased $3.3 million, or 24.3%, to $16.9 million for the quarter ended March 31, 1998 from $13.6 million for the comparable quarter in 1997, but decreased as a percentage of sales from 11.1% in the three months ended March 31, 1997 to 10.0% for the three months ended March 31, 1998. The increase in expenses was primarily attributable to a $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven to four years in connection with the offering and increases in volume-sensitive costs such as sales personnel and credit card fees. The decrease as a percentage of net sales was primarily attributable to improved expense control and the leveraging of selling, general and administrative expenses over a larger sales base.

  Selling, general and administrative expenses, excluding the one-time charge for stock option compensation expense, increased $2.4 million, or 17.6%, to $16.0 million for the quarter ended March 31, 1998 from $13.6 million for the comparable quarter in 1997, but decreased as a percentage of sales from 11.1% in 1997 to 9.5% in 1998.

  ADDITIONAL STOCKHOLDER/OFFICER COMPENSATION was $2.4 million for the quarter ended March 31, 1998, compared to $2.5 million for the quarter ended March 31, 1997. These amounts generally represented Company-related federal income tax obligations payable by the stockholder/officers for periods prior to March 6, 1998. Effective upon closing of the Offering, these stockholder/officers are being paid annual base salaries aggregating $600,000.

  INCOME FROM OPERATIONS increased $1.4 million, or 107.7%, to $2.7 million for the quarter ended March 31, 1998, from $1.3 million for the quarter ended March 31, 1997. Income from operations as a percentage of sales increased from 1.1% in the three months ended March 31, 1997 to 1.6% in the comparable period in 1998 for the reasons discussed above.

  Income from operations, excluding both the one-time charge for stock option compensation expense ($870,000) and the additional stockholder/officer compensation ($2,354,000 and $2,452,000 for 1998 and 1997, respectively), increased by $2.3 million, or 62.2%, to $6.0 million for the quarter ended March 31, 1998 from $3.7 million for the quarter ended March 31, 1997, or 3.5% and 3.0% of sales, respectively.

  INTEREST EXPENSE decreased $159,000, or 43.6%, to $206,000 for the quarter ended March 31, 1998 from $365,000 for the comparable quarter in 1997, due primarily to lower average outstanding borrowings generally in the three months ended March 31, 1998, compared to the comparable period in 1997, and particularly, to the full payment of all outstanding bank borrowings at the close of the Offering.

  INCOME TAXES for three months ended March 31, 1998 was a benefit of $3.8 million compared to a provision of $130,000 for the same quarter a year ago.

  Effective with the consummation of the Offering, the Company's S Corporation election was automatically terminated and the Company recorded a tax benefit of approximately $4.2 million relating to the establishment of additional net deferred tax assets for future tax deductions resulting from the termination of the S Corporation election. In addition, for the period subsequent to March 6, 1998, the Company recorded income tax expense at the Company's effective tax rate (39%). For periods prior to the termination of the S Corporation election, the Company was only required to pay New Hampshire Business Profits Tax.

  NET INCOME increased $5.6 million, or 700%, to $6.4 million for the quarter ended March 31, 1998 from $800,000 for the comparable quarter in 1997, principally as a result of the $4.2 million income tax benefit and increases in operating income as described above.

  PRO FORMA NET INCOME was $3.0 million, or $.20 per share, for the quarter ended March 31, 1998, compared to pro forma net income of $2.0 million, or $.14 per share for the corresponding quarter a year ago. Pro forma net income is determined by (i) eliminating stockholder/officer compensation in excess of quarterly base salaries ($150,000) and (ii) by eliminating the actual income tax provision/benefit and adding a provision for federal and state income taxes that would have been payable by the Company under Subchapter C of the Internal Revenue Code ("Code").

  Excluding a one-time charge for the acceleration of certain stock option compensation expense (described above), the Company would have reported pro forma net income of $3.6 million, or $.24 per share, for the quarter ended March 31, 1998, compared to pro forma net income of $2.0 million, or $.14 per share, for the corresponding quarter a year ago, an increase of $.10 per share, or 71%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. In March 1998, the Company completed an initial public offering and used the net proceeds of the Offering, aggregating $57.3 million, to repay all outstanding bank indebtedness of $12.9 million and to pay a dividend of $33.0 million to its then current stockholders, equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds of $11.4 million have been invested in short-term investment securities and are being used for general corporate purposes. The Company believes that funds generated from operations, together with the net proceeds from the Offering and available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least through 1998.

  Net cash provided by operating activities was $26.1 million in the quarter ended March 31, 1998, as compared to $6.7 million provided in the comparable period in 1997. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Historically, inventories and accounts payable have increased as a result of the sales growth of the Company. Accounts receivable have increased primarily due to an increase in open account purchases by commercial customers resulting from the Company's continued efforts to increase its sales to such customers, offset in part by a higher rate of increase in accounts receivable allowances for sales returns and doubtful accounts related to the growth in sales and the disproportionately higher level and complexity of settlement claims with vendors.

  Capital expenditures were $2.0 million in the quarter ended March 31, 1998, as compared to $800,000 in the comparable period in 1997. The majority of the capital expenditures for the first quarter of 1998 and 1997 relate to computer hardware and software for the Company's management information systems. The Company has been in the process over the last year of upgrading its order management and fulfillment systems to new hardware and software. The conversion is expected to be completed during the third quarter of 1998. Total additional expenditures related to the management information systems for the year ending December 31, 1998 is estimated at $1.5 million.

  In addition, in connection with the planned relocation of its headquarters facility in the summer of 1998, the Company expects to spend approximately $2.5 million in total for leasehold improvements and for furniture and equipment.

  As of March 31, 1998, the Company had a credit agreement with a bank providing for short-term borrowings equal to the lesser of $45 million or an amount determined by a formula based on accounts receivable and inventory balances. Such borrowings are collateralized by the Company's accounts receivable and inventories (other than inventories pledged to secure trade credit arrangements) and bear interest at the prime rate (8.5% at March 31,
1998). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, except for dividends to stockholders in respect of income taxes, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at March 31, 1998. The Company had $63.8 million in outstanding accounts payable at March 31, 1998, including $15.2 million for in-transit inventory from vendors not yet received by the Company but for which title passed to the Company upon shipment. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit.

INFLATION

  The Company has historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. The Company does not expect inflation to have a significant impact on its business in the future.

YEAR 2000 COMPLIANT INFORMATION SYSTEMS

  The change in date from 1999 to 2000 poses potential problems for many computer and electro-mechanical systems around the world. Some of the Company's systems could be affected by this problem.

  In order to minimize any potential disruption to the Company's business, the Company has an active, on-going program to evaluate its systems and take corrective action prior to the millennium change. A full-time senior manager is responsible for managing the Year 2000 Project, which is comprised of five phases: Awareness, Assessment, Renovation, Validation and Implementation. For each system that is determined to be non-compliant, the Company will take one of the following three courses of action to achieve date compliance: renovate (convert) the current system; replace the current system with a new date compliant system; or retire the current system because it no longer serves a valid business need.

  The Company is investigating the extent to which its systems may be affected and communicating to all of its system vendors concerning timely and completed remedies for those systems requiring modification. The Company currently believes it will be able to modify or replace any affected systems in time to minimize any detrimental effect on operations. While it is not possible, at present, to give an accurate estimate of the cost of this work, the Company expects that such costs will not be material to the Company's results of operations. System maintenance or software modification costs will be expensed as incurred, while the costs of new software (such as the new order management and fulfillment software) will be capitalized and amortized over the software's expected useful life.

  The Company is also communicating with all third-parties on which it relies to assess their progress in evaluating their systems and implementing appropriate corrective measures. Further, the Company is actively encouraging its customers to undertake their own Year 2000 Compliance projects in order to insure the continued viability of the Company's commercial business pursuits. The Company has been taking, and will continue to pursue, all reasonably necessary steps to protect its operations, assets and the interests of its customers, shareholders, employees and community partners.

                              PC--CONNECTION, INC.
                         PART I--FINANCIAL INFORMATION
       ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable for the Company until fiscal year ending December 31, 1998.

                              PC CONNECTION, INC.
                          PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

  Not Applicable

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS.

  The Company reincorporated in Delaware from New Hampshire in February 1998. The Company's Amended and Restated Certificate of Incorporation filed in Delaware authorizes the issuance of up to 30,000,000 shares of common stock, $.01 par value per share (the "Common Stock"), and 7,500,000 shares of preferred stock, $.01 par value (the "Preferred Stock"). Pursuant to the reincorporation, the Company converted all of the issued and outstanding shares of Series A Non-Voting Common Stock, $.01 par value per share, and Series B Voting Common Stock, $.01 par value per share, of the New Hampshire corporation into 11,798,793 shares of the Delaware corporation's Common Stock on a one-for-one basis. Therefore, the non-voting stock of the New Hampshire corporation was eliminated and the holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders.

 Use of Proceeds of Initial Public Offering

  On March 3, 1998, the Company commenced the initial public offering of 3,125,000 shares of Common Stock, of the Company pursuant to a Registration Statement on Form S-1 (Commission File No. 333-41171) declared effective by the Securities and Exchange Commission on March 2, 1998. Prior to closing the underwriters exercised their over-allotment option to purchase an additional 468,750 shares of Common Stock of the Company.

  The Offering terminated with the closing on March 6, 1998, resulting in the sale of all 3,593,750 shares offered at an offering price of $17.50 per share for an aggregate offering to the public of $62,890,625.

  The managing underwriters of the Offering were Donaldson, Lufkin & Jenrette Securities Corporation, NationsBanc Montgomery Securities LLC and William Blair & Company, LLC.

  Through March 6, 1998, the aggregate amount of expenses incurred by the Company in connection with the issuance of and distribution of the shares of Common Stock offered and sold in the Offering were approximately $5,637,713, including $4,402,344 in underwriting discounts and commissions and $1,235,369 in other expenses. The net proceeds to the Company from the Offering after deducting underwriting discounts and commissions and other expenses were approximately $57,252,912.

  The Company used the net proceeds from the offering for repayment of bank indebtedness ($12.9 million), and to pay a dividend to its current stockholders ($33.0 million) equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds ($11.4 million) have been invested in short-term investment securities and will be used for general corporate purposes.

  None of the expenses paid by the Company were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities or affiliates of the Company. However, Martin C. Murrer, a director of the Company, is a managing director of Donaldson, Lufkin & Jenrette Securities Corporation.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Pursuant to a Written Action of Stockholders in Lieu of Annual Meeting dated February 17, 1998, the following matters were submitted to stockholder vote and unanimously approved:

    (a) The Amended and Restated Certificate of Incorporation and the filing by the Company with the Secretary of State of the State of Delaware of the Amended and Restated Certificate of Incorporation;

    (b) The Agreement and Plan of Merger by and between the Company and PC Connection, Inc., a New Hampshire corporation;

    (c) The Certificate of Merger and the filing by the Company with the Secretary of State of the State of Delaware of the Certificate of Merger;

    (d) The adoption of the 1997 Stock Incentive Plan providing for the issuance of up to an aggregate of 800,000 shares of Common Stock of the Company;

    (e) The adoption of the 1997 Employee Stock Purchase Plan providing for the issuance of up to an aggregate of 225,000 shares of Common Stock of the Company; and

    (f) The election of Patricia Gallup, David Hall, David B. Beffa-Negrini, Martin C. Murrer and Peter J. Baxter to serve as directors of the Company until the 1999 Annual Meeting of Stockholders and thereafter until their successors are duly elected and qualified.

ITEM 5--OTHER INFORMATION

  Not applicable

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

      EXHIBIT
      NUMBER                                                   DESCRIPTION
      -------                                                  -----------
       27............................................... Financial Data Schedule

 (b) REPORTS ON FORM 8-K

    (i) None

                              PC CONNECTION, INC.
                                 MARCH 31, 1998
                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PC Connection Inc.

May 14, 1998
                                             /s/
                                          By:__________________________________
                                                      Wayne L. Wilson
                                               President and Chief Operating
                                                          Officer


May 14, 1998                                 /s/
                                          By:__________________________________
                                                       Mark A. Gavin
                                               Vice President of Finance and
                                                  Chief Financial Officer