Form 10-Q
period 1998-06-30
PC CONNECTION INC
filed 1998-08-07
CIK 1050377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________


                         COMMISSION FILE NUMBER 0-23827


                              PC CONNECTION, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                 02-0497006
        ---------                                                ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                          Identification No.)


      528 ROUTE 13,
 MILFORD, NEW HAMPSHIRE                                            03055
  ---------------------                                            -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             (603) 423-2000
                                                               --------------


Indicate by check mark (u) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             YES        X                          NO
                     -----                                 -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of July 31, 1998 was 15,442,543.

                              PC CONNECTION, INC.

                                   FORM 10-Q


                               TABLE OF CONTENTS





 PART I      FINANCIAL INFORMATION                                      PAGE
             ---------------------                                      ----
 Item 1      Financial Statements:

             Balance Sheets - June 30, 1998
               and December 31, 1997.......................................1

             Statements of Income -
               Three months ended June 30, 1998 and 1997;
               Six Months Ended June 30, 1998 and 1997.....................2

             Statement of Changes in Stockholders' Equity - Six
               Months Ended June 30, 1998..................................3

             Statements of Cash Flows - Six
               Months Ended June 30, 1998 and 1997 ........................4

             Notes to Financial Statements.................................5

  Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................8

  Item 3     Qualitative and Quantitative Disclosures About Market Risk...16


PART II      OTHER INFORMATION
             -----------------

  Item 1     Legal Proceedings............................................17

  Item 2     Changes in Securities and Use of Proceeds....................17

  Item 3     Defaults Upon Senior Securities..............................17

  Item 4     Submission of Matters to a Vote of Security Holders..........17

  Item 5     Other Information............................................17

  Item 6     Exhibits and Reports on Form 8-K.............................17

             SIGNATURES...................................................18
             ----------




                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



--------------------------------------------------------------------------------
                                                JUNE 30,    December 31,
                                                  1998          1997
--------------------------------------------------------------------------------

ASSETS
Current Assets:

  Cash and cash equivalents                    $  22,998     $    758
  Accounts receivable, net                        34,497       29,921
  Inventories/merchandise                         58,885       63,720
  Deferred income taxes                            3,982          375
  Prepaid expenses and other current assets        3,323        2,205
                                                --------     --------

       TOTAL CURRENT ASSETS                      123,685       96,979
  Property and equipment, net                     11,325        8,463
  Deferred income taxes                              445            -
                                                --------     --------
       TOTAL ASSETS                             $135,455     $105,442


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Short-term borrowings                         $      -     $ 28,318
  Current maturities of long-term debt                 -        1,250
  Amounts payable to stockholders                      -        1,185
  Accounts payable                                65,149       38,174
  Accrued expenses and other liabilities          11,016        9,145
                                                --------     --------

       TOTAL CURRENT LIABILITIES                  76,165       78,072
                                                --------     --------
Term loan, less current maturities                     -        3,250
                                                --------     --------
       TOTAL LIABILITIES                          76,165       81,322
                                                --------     --------

Stockholders' Equity:

  Preferred Stock, $.01 par value, 7,500,000 shares authorized, none issued and outstanding

  Common Stock, $.01 par value, 30,000,000
    shares authorized, 15,427,543 and 11,798,793
    shares issued and outstanding at
    June 30, 1998 and December 31, 1997,
    respectively                                     154          118
  Additional paid-in capital                      54,579        4,097
  Retained earnings                                4,557       19,905
                                                --------     --------

       TOTAL STOCKHOLDERS' EQUITY                 59,290       24,120
                                                --------     --------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                   $135,455     $105,442



See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


--------------------------------------------------------------------------------
                                    THREE MONTHS          SIX MONTHS
                                       ENDED                ENDED
                                      JUNE 30,             JUNE 30,
                                   1998     1997        1998     1997
-----------------------------------------------------------------------------
 Net sales                      $174,349  $121,500   $342,992   $244,324
 Cost of sales                   151,768   104,723    298,462    210,168
                                 -------   -------   --------    -------
     GROSS PROFIT                 22,581    16,777     44,530     34,156
 Selling, general and
   administrative expenses        16,042    12,791     32,900     26,428
 Additional stockholder/
   officer compensation                -     2,980      2,354      5,430
                                 -------   -------   --------    -------
     INCOME FROM OPERATIONS       6,539      1,006      9,276      2,298
 Interest expense                   (51)      (299)      (257)      (664)
 Other, net                         213        (11)       299         (8)
 Income tax benefit (provision)  (2,613)      (134)     1,175       (264)
                                 -------   -------   --------    -------
     NET INCOME                  $4,088    $   562   $ 10,493    $ 1,362
                                 =======   =======   ========    =======
 Weighted average shares
   outstanding:

  Basic                          15,414
                                =======
  Diluted                        15,938
                                =======

 Earnings per share:

  Basic                         $   .27
                                =======
  Diluted                       $   .26
                                =======

 PRO FORMA DATA:
 --------------

 Historical income before
   income taxes                            $   696    $ 9,318    $1,626
 Pro forma adjustment -
   stockholder/officer
   compensation in excess of
  aggregate base salaries                    2,950      2,354     5,370
 Pro forma income before
   income taxes                              3,646     11,672     6,996
 Pro forma income taxes                      1,422      4,552     2,728
 Pro forma net income                      $ 2,224    $ 7,120    $4,268
                                           =======    =======   =======
 Pro forma weighted average shares
   outstanding:

   Basic                                    13,861     14,829    13,861
                                           =======    =======   =======
   Diluted                                  14,124     15,371    14,089
                                           =======    =======   =======
Pro forma earnings per share:

   Basic                                   $   .16    $   .48   $   .31
                                           =======    =======   =======
   Diluted                                 $   .16    $   .46   $   .30
                                           =======    =======   =======



See notes to financial statements.

                              PC CONNECTION, INC.
                         Part I - Financial Information
                         Item 1 - Financial Statements
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                             (Amounts in thousands)


--------------------------------------------------------------------------------
                              Common  Stock    Additional    Retained
                              Shares  Amount Paid In Capital Earnings   Total
--------------------------------------------------------------------------------
Balance, December 31, 1997    11,799  $ 118      $4,097    $19,905    $24,120

Net proceeds from initial
 public offering               3,594     36      57,217          -     57,253

Dividend                           -      -      (7,196)   (25,841)   (33,037)

Exercise of nonstatutory
  stock options, including
  income tax benefits             35      -         262          -        262

Compensation under non-
  statutory stock option
  agreements                       -      -       1,172          -      1,172

Recognition of deferred taxes
  on nonstatutory stock option
 agreements                        -      -        (973)         -       (973)

Net income                         -      -           -     10,493     10,493
                              ------   -----    -------     -------   -------

BALANCE, JUNE 30, 1998        15,428  $  154    $54,579    $ 4,557    $59,290
                             =======  ======    =======    ========   =======


See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



-------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,
                                                             1998        1997
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                               $10,493       $1,362
 Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                             1,361        1,781
  Deferred income taxes                                    (5,025)           -
  Compensation under nonstatutory stock
    option agreements                                       1,172          144
  Provision for doubtful accounts                           1,403          940
  Loss on disposal of fixed assets                             74            9
 Changes in assets and liabilities:
  Accounts receivable                                      (5,979)      (2,802)
  Inventories                                               4,835        4,039
  Prepaid expenses and other current assets                (1,118)         186
  Accounts payable                                         26,975        1,389
  Amounts payable to stockholders                          (1,185)      (1,044)
  Accrued expenses and other liabilities                    1,506        1,107
                                                           ------      -------
 Net cash provided by operating activities                 34,512        7,111
                                                           ------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                       (3,637)     (2,351)
                                                           ------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from short-term borrowings                       20,796       66,741
 Repayment of short-term borrowings                       (49,174)     (71,548)
 Repayment of term loan                                    (4,500)           -
 Issuance of stock upon exercise of
   nonstatutory stock options                                  27            -
 Net proceeds from initial public offering                 57,253            -
 Payment of dividend                                      (33,037)           -
                                                           -------      -------
 Net cash used for financing activities                    (8,635)
 (4,807)
                                                           ------        ------
 Increase (decrease) in cash and cash equivalents          22,240          (47)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                758          162
                                                         --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 22,998      $   115
                                                         ========       =======

SUPPLEMENTAL CASH FLOW INFORMATION:

 Interest paid                                             $  392         $694
 Income taxes paid                                          2,679          175

NON-CASH TRANSACTIONS:

 Computer equipment in the amount of $660 was acquired in April 1998 and financed by means of a capital lease


See notes to financial statements

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The accompanying financial statements of PC Connection, Inc. ("PCC" or the "Company") have been prepared in accordance with generally accepted accounting principles. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Registration Statement on Form S-1 (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") in connection with its initial public offering ("the Offering") (File No. 333-41171). The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Registration Statement. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and six month periods ended June 30, 1998 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

--------------------------------------------------------------------------------
NOTE 2 - CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

--------------------------------------------------------------------------------
NOTE 3 - RECAPITALIZATION AND STOCK SPLIT
--------------------------------------------------------------------------------

On February 4, 1998, the Company amended its Articles of Incorporation to increase the authorized shares of the Company's Series A Non-Voting Common Stock, $.01 par value per share (the "Series A Non-Voting Common Stock"), and Series B Voting Common Stock, $.01 par value per share (the "Series B Voting Common Stock"), to 22,500,000 and 7,500,000 shares, respectively. The Company also, through a 1.310977-for-one stock split, increased the total number of Series A Non-Voting Common Stock and Series B Voting Common Stock issued and outstanding to 8,849,095 shares and 2,949,698 shares, respectively. The effect of this recapitalization and stock split has been reflected in the Company's financial statements and related notes thereto for all periods presented.

------------------------------------------------------------------------------
NOTE 4 - REINCORPORATION OF THE COMPANY
------------------------------------------------------------------------------

On February 27, 1998, the Company changed its state of incorporation from New Hampshire to Delaware (the "Reincorporation"). Pursuant to the Reincorporation, the Company converted all of the issued and outstanding shares of Series A Non-Voting Common Stock, and Series B Voting Common Stock of the New Hampshire corporation into 11,798,793 shares of Common Stock, $.01 par value of the "Common Stock", of the Delaware corporation on a one-for-one basis.

-------------------------------------------------------------------------------
NOTE 5 - INITIAL PUBLIC OFFERING
-------------------------------------------------------------------------------

On March 6, 1998, the Company completed its offering of 3,593,750 shares of Common Stock (including 468,750 shares issued upon the exercise of an underwriters' overallotment option) at a price of $17.50 per share, raising $57.3 million in net proceeds. The Company used the net proceeds from the Offering for repayment of bank indebtedness ($12.9 million) and to pay a dividend to stockholders of record as of February 27, 1998 ($33.0 million) equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds ($11.4 million) have been invested in short-term investment securities and will be used for general corporate purposes.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 6 - TERMINATION OF S CORPORATION ELECTION
--------------------------------------------------------------------------------

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

Effective with the termination of the Company's S-Corporation election, the Company recorded a tax benefit of approximately $4.2 million relating to the establishment of additional net deferred tax assets for future tax deductions resulting from such termination.

-----------------------------------------------------------------------------
NOTE 7 - COMPENSATION UNDER NON-STATUTORY STOCK OPTION AGREEMENTS
-----------------------------------------------------------------------------

Effective upon the consummation of the Offering, certain restrictions as to the exercise of options granted under the Company's 1993 Incentive and Non-Statutory Stock Option Plan expired. Prior to the consummation of the Offering, the Company recorded compensation expense for certain options granted at prices less than their fair market value ratably over seven years from the dates granted, because such options were not exercisable except upon the occurrence of certain events, including a public offering of the Company's Common Stock. Effective upon the consummation of the Offering, the Company recorded a one-time charge for stock-option compensation expense of approximately $870,000, relating to the acceleration of the vesting period of certain of the Company's stock options from seven years to four years.

------------------------------------------------------------------------------
NOTE 8 - PRO FORMA INCOME STATEMENT DATA
------------------------------------------------------------------------------

The following pro forma adjustments have been made to the historical results of operations to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for the periods prior to the quarter ended June 30, 1998:

1.Elimination of stockholder/officer compensation in excess of aggregate established 1998 base salaries ($150,000) for all periods prior to the quarter ended June 30, 1998. These amounts generally represented Company-related S-Corporation tax obligations payable by the stockholder/officers for periods prior to March 6, 1998. Effective upon the closing of the Offering, these stockholder/officers are being paid annual base salaries aggregating $600,000.

2. Elimination of the historical income tax benefit/provision for all periods prior to the quarter ended June 30, 1998 (including elimination of the $4.2 million income tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status) and establishment of a provision for federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code, assuming an effective tax rate of 39% after an adjustment for stockholder/officer compensation described in Paragraph 1 above.

-------------------------------------------------------------------------------
NOTE 9 - EARNINGS PER SHARE
-------------------------------------------------------------------------------

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. All earnings per share amounts for all periods have been presented in accordance with SFAS No. 128 requirements.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 9 - PRO FORMA EARNINGS PER SHARE - CONT'D.
--------------------------------------------------------------------------------

The denominator used to determine pro forma basic earnings per share for all periods prior to the quarter ended June 30, 1998 includes the weighted average shares required to pay the S Corporation dividend (assuming a price per share of $17.50 for the six months ended June 30, 1998, and $16.00 for all 1997 periods).

The following table sets forth the computation of basic and diluted earnings per share:


--------------------------------------------------------------------------------
                                            THREE MONTHS     SIX MONTHS
                                                ENDED            ENDED

JUNE 30, (AMOUNTS IN THOUSANDS,
EXCEPT PER SHARE                           1998     1997     1998     1997
DATA)
------------------------------------------ -------  ------- -------  ------

                                                    (Pro     (Pro     (Pro
                                                    forma)   forma)   forma)
Numerator:
  Net income                              $ 4,088  $ 2,224  $ 7,120 $ 4,268

Denominator:
  Denominator for basic earnings
   per share:

   Weighted average shares                 15,414    11,799  14,193  11,799
    Weighted average shares required
     to pay stockholder dividend                -     2,062     636   2,062
                                          -------   -------  ------  ------
                                           15,414    13,861  14,829  13,861
  Denominator for basic earnings
    per share:

   Effect of dilutive securities
     Employee stock options                   524       263     542     226
                                          -------   -------  ------  ------
   Denominator for diluted
    earnings per share                    $15,938   $14,124  $15,371 $14,089
                                          =======   =======  ======= =======
   Earnings per share:

    Basic                                 $   .27   $   .16  $   .48 $   .31
                                          =======   =======  ======= =======

    Diluted                               $   .26   $   .16  $   .46 $   .30
                                          =======   =======  ======= =======


The following stock options to purchase Common Stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 1998 and 1997 because the effect of the options on the calculation would have been anti-dilutive:


--------------------------------------------------------------------------------
                                             THREE MONTHS    SIX MONTHS
                                                 ENDED           ENDED
JUNE 30,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE     1998    1997   1998    1997
DATA)
--------------------------------------------------------------------------------
   Anti-dilutive stock options              506       -       3      92


--------------------------------------------------------------------------------
NOTE 10 - CAPITAL LEASE
--------------------------------------------------------------------------------

In November 1997, the Company entered into a fifteen year-lease for a new corporate headquarters with an affiliated entity related to the Company through common ownership. The Company expects to occupy the facility in the fall of 1998 upon the anticipated completion of construction, and the lease payments will commence upon the date of occupancy. Annual lease payments under the terms of the lease, as amended on December 29, 1997, will be approximately $903,000 for the first five years of the lease, increasing to $1,016,000 for years six through ten and $1,129,000 for years eleven through fifteen. The lease requires the Company to pay its proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. The Company has the option to renew the lease for two additional terms of five years each.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 10 - CAPITAL LEASE - CONT'D.
--------------------------------------------------------------------------------

Upon commencement of the lease, the Company expects to record the lease as a capital lease. The recorded value of the asset (lease property under capital lease) and the related liability (obligation under capital lease) is estimated to be approximately $6.8 million.

-------------------------------------------------------------------------------
NOTE 11 - REPORTING COMPREHENSIVE INCOME
-------------------------------------------------------------------------------

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Based on the current financial structure and operations of the Company, the Company had no other components to be included in comprehensive income. Therefore, comprehensive income is the same as net income reported for the three and six months ended June 30, 1998 and 1997.

------------------------------------------------------------------------------
NOTE 12 - RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD
------------------------------------------------------------------------------

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company for the year ending December 31, 1998, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided. The Company has not yet determined the effects, if any, of implementing SFAS No. 131 on its reporting of financial information.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

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

------------------------------------------------------------------------------
GENERAL
------------------------------------------------------------------------------

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

The Company offers both PC compatible products and Mac personal computer compatible products. Reliance on Mac product sales has decreased over the last two years, from 26.7% of net sales in the year ended December 31, 1995 to 19.4% of net sales in the quarter ended June 30, 1998. In late 1997, Apple announced that it will sell built-to-order computers directly to customers over the Internet. While Apple also indicated that it is not abandoning traditional retail and direct marketing outlets, the Company cannot predict whether direct sales by Apple will affect the future supply of Mac products to the Company. Although net sales attributable to Mac products in absolute dollar amounts increased in the quarter ended June 30, 1998, as compared to the comparable period in 1997, such sales decreased as a percentage of net sales and the Company believes that such sales will continue to decrease as a percentage of net sales and may decline in absolute dollar amounts in future periods.

All of the Company's product categories experienced strong growth in the quarter ended June 30, 1998 over the comparable period in 1997, with sales of computer systems representing one of the fastest growing categories. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $506 in the quarter ended June 30, 1997 to $600 in the quarter ended June 30, 1998. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they usually yield the lowest gross margin percentage. Partially as a result of higher system sales, the Company's gross margin has declined over the last two years while the operating income margin has increased due to the leveraging of selling, general and administrative expenses over a larger sales base.

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

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

-------------------------------------------------------------------------------
GENERAL - CONT'D.
-------------------------------------------------------------------------------
The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell Computer Corporation and Gateway 2000, Inc., manufacturers of PCs sold by the Company, such as Compaq and IBM, have also announced varying plans to sell PCs directly to end users. However, both Compaq and IBM have announced plans to increase their reliance on reseller arrangements with direct marketers such as the Company as part of their own marketing programs designed to compete more effectively with Dell and Gateway. The Company currently believes that direct sales by Compaq and IBM will not have a significant adverse effect upon the Company's net sales.

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

In connection with the planned relocation of its headquarters facility in the fall of 1998, the Company will incur certain one-time moving and other costs, not expected to exceed $500,000, which will be charged to operating costs. In connection with the Offering of the Company's Common Stock that closed in March 1998, the Company reported certain non-recurring, non-cash items in the six months ended June 30, 1998. See "Initial Public Offering" and "Pro Forma and Other Adjustments" below.

INITIAL PUBLIC OFFERING

On March 6, 1998, the Company closed on its Offering of 3,593,750 shares (including 468,750 shares issued upon the exercise of an underwriters' overallotment option) of Common Stock at an offering price of $17.50 per share. Net proceeds to the Company after deducting expenses of the Offering were approximately $57.3 million. See "Liquidity and Capital Resources".

PRO FORMA AND OTHER ADJUSTMENTS

The pro forma income statements presented below have been determined by applying the following pro forma and other adjustments to the Company's historical income statements for all periods prior to the quarter ended June 30, 1998:

Pro Forma Adjustments
---------------------

1. Elimination of stockholder/officer compensation in excess of aggregate established 1998 base salaries ($150,000) for all periods prior to the quarter ended June 30, 1998. These amounts generally represented Company-related S-Corporation tax obligations payable by the stockholder/officers for periods prior to March 6, 1998. Effective upon the closing of the Offering,these stockholder/officers are being paid annual base salaries aggregating $600,000.

2. Elimination of the historical income tax benefit/provision for all periods prior to the quarter ended June 30, 1998 (including elimination of the $4.2 million income tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status) and establishment of a provision for federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code, assuming an effective tax rate of 39% after an adjustment for stockholder/officer compensation described in Paragraph 1 above.

Other Adjustments
-----------------

1. Elimination for the six months ended June 30, 1998 of an $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven years to four years in connection with the Offering.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
GENERAL - CONT'D.
--------------------------------------------------------------------------------

INCOME STATEMENTS, AS ADJUSTED        THREE MONTHS ENDED JUNE 30,

(Amounts in thousands,                    % OF                  % OF
 except per share data)          1998   NET SALES   1997     NET SALES

                                                  (PRO FORMA)
 Net sales                    $ 174,349   100.00%   $121,500    100.00%
 Cost of sales                  151,768    87.05     104,723     86.19
                               --------   ------    --------   -------
     GROSS PROFIT                22,581    12.95      16,777     13.81
 Selling, general and
  administrative expenses        16,042     9.20      12,791     10.53
 Additional stockholder/
  officer compensation               -        -           30       .02
                               --------  -------     -------    ------
 Income from operations          6,539     3.75        3,956      3.26
 Interest expense                  (51)    (.03)        (299)     (.25)
 Other, net                        213      .12          (11)     (.01)
 Income taxes                   (2,613)   (1.50)      (1,422)    (1.17)
                               --------  -------     --------   ------
     NET INCOME                 $4,088     2.34%     $ 2,224     1.83%
                                =======  ======      =======    ======

 Weighted average shares outstanding:

     Basic                      15,414                13,861
                               =======               =======
     Diluted                    15,938                14,124
                               =======               =======

 Earnings per share:

     Basic                     $   .27               $   .16
                               =======               =======
     Diluted                   $   .26               $   .16
                               =======               =======



INCOME STATEMENTS, AS ADJUSTED         SIX MONTHS ENDED JUNE 30,

(Amounts in thousands,                    % OF                  % OF
 except per share data)           1998 NET SALES      1997   NET SALES

                              (PRO FORMA)        (PRO FORMA)

 Net sales                    $ 342,992  100.00%   $244,324    100.00%
 Cost of sales                  298,462   87.02     210,168     86.02
                               --------   -----     -------    ------
     GROSS PROFIT                44,530   12.98      34,156     13.98
 Selling, general and
  administrative expenses        32,030    9.34      26,428     10.82
 Additional stockholder/
   officer compensation               -       -          60       .02
                                -------   ------    -------   -------
 Income from operations          12,500     3.64      7,668      3.14
 Interest expense                  (257)    (.07)      (664)     (.27)
 Other, net                         299      .09         (8)        -
 Income taxes                    (4,891)   (1.43)    (2,728)    (1.12)
                               --------   ------     -------    ------
     NET INCOME                $  7,651     2.23%    $ 4,268     1.75%
                               ========   ======     =======    ======

 Weighted average shares outstanding:

   Basic                         14,829               13,861
                                =======              =======
   Diluted                       15,371               14,089
                                =======              =======

Earnings per share:

   Basic                       $    .52              $   .31
                               ========              =======
   Diluted                     $    .50              $   .30
                               ========              =======

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

The following table sets forth the Company's percentage of net sales (in dollars) of computer systems/memory, peripherals, software, and networking and communications products during the three month and six month periods ended June 30, 1998 and 1997:


-------------------------------------------------------------------------------
                                     THREE MONTHS ENDED     SIX MONTHS ENDED
   JUNE 30,                            1998      1997        1998       1997
-------------------------------------------------------------------------------
     Computer Systems/Memory            42.4%     39.3%      41.8%      39.3%
     Peripherals                        34.0      35.9       34.7       35.4
     Software                           14.6      17.0       14.9       17.4
     Networking and Communications       9.0       7.8        8.6        7.9
                                       -----     -----      -----      -----
     Total                             100.0%    100.0%     100.0%     100.0%
                                       =====     =====      =====      =====


NET SALES increased $52.8 million, or 43.5%, to $174.3 million for the quarter ended June 30, 1998 from $121.5 million for the comparable period in 1997. Similarly, net sales for the six months ended June 30, 1998 increased $98.7 million, or 40.4%, to $343.0 million from $244.3 million for the comparable six month period in 1997. Growth in net sales was primarily attributable to the continued expansion and increased productivity of the Company's outbound telemarketing group, continued growth in average order size, an increase in the number of catalog mailings and growth in the Company's internet sales. Outbound sales increased $41.8 million, or 76.6%, to $96.4 million in the three months ended June 30, 1998 from $54.6 million for the three months ended June 30, 1997. Inbound and on-line internet sales increased $11.0 million, or 16.4%, to $77.9 million in the three months ended June 30, 1998 from $66.9 million for the three months ended June 30, 1997. Outbound sales for the six months ended June 30, 1998 increased $74.7 million, or 69.8%, to $181.7 million from $107.0 million for the comparable period in 1997, and inbound and online internet sales for the six months ended June 30, 1998 increased $24.0 million, or 17.5%, to $161.3 million from $137.3 million in the comparable period in 1997. System/memory sales increased to 42.4% and 41.8% of net sales for the three months and six months ended June 30, 1998, respectively, from 39.3% and 39.3% for the respective comparable periods in 1997.

GROSS PROFIT increased $5.8 million, or 34.5%, to $22.6 million for the quarter ended June 30, 1998 from $16.8 million for the comparable quarter in 1997. Gross profit increased for the six months ended June 30, 1998 by $10.3 million, or 30.1% to $44.5 million from $34.2 million in the comparable period in 1997. The increase in gross profit dollars was primarily attributable to the increase in net sales described above. Gross profit margin decreased from 13.8% and 14.0% in the three months and six months ended June 30, 1997, respectively, to 13.0% each for the three months and six months ended June 30, 1998 due primarily to growth in lower margin system sales, and growth in outbound telemarketing sales, which generally carry lower margins. Declines in average selling prices ("ASPs") in computer systems moderated in the second quarter as newer products increased as a percentage of units sold, and end of life cycle products declined in significance. The Company's gross profit margin as a percentage of net sales may vary on a quarterly basis based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $3.2 million, or 25.0%, to $16.0 million for the quarter ended June 30, 1998 from $12.8 million for the comparable quarter in 1997, but decreased as a percentage of sales from 10.5% for the three months ended June 30, 1997 to 9.2% for the three months ended June 30, 1998. Such expenses for the six months ended June 30, 1998 increased by $6.5 million, or 24.6%, to $32.9 million from $26.4 million in the six months ended June 30, 1997, but decreased as a percentage of sales from 10.8% for the six months ended June 30, 1997 period to 9.6% in the comparable period in 1998. The increase in expenses was primarily attributable to a $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven to four years in connection with the Offering and increases in volume-sensitive costs such as sales personnel and credit card fees. The decrease as a percentage of net sales was primarily attributable to improved expense control and the leveraging of selling, general and administrative expenses over a larger sales base.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS - GENERAL - CONT'D.
--------------------------------------------------------------------------------

Selling, general and administrative expenses, excluding the one-time charge for stock option compensation expense, increased $5.6 million, or 21.2%, to $32.0 million for the six months ended June 30, 1998 from $26.4 million for the comparable period in 1997, but decreased as a percentage of sales from 10.8% for the six months ended June 30, 1997 to 9.3% for the comparable period in 1998.

ADDITIONAL STOCKHOLDER/OFFICER COMPENSATION was $0.0 million and $3.0 million for the three months and six months ended June 30, 1998, respectively, compared to $2.4 million and $5.4 million for the respective comparable periods in 1997. These amounts generally represented Company-related federal income tax obligations payable by the stockholder/officers for periods prior to March 6, 1998. Effective upon closing of the Offering, these stockholder/officers are being paid annual base salaries aggregating $600,000.

INCOME FROM OPERATIONS increased $5.5 million, or 550.0%, to $6.5 million for the quarter ended June 30, 1998, from $1.0 million for the quarter ended June 30, 1997. Income from operations as a percentage of sales increased from 0.8% in the three months ended June 30, 1997 to 3.8% in the comparable period in 1998 for the reasons discussed above. Similarly, income from operations for the six months ended June 30, 1998 increased $7.0 million, or 304.3%, to $9.3 million from $2.3 million in the comparable 1997 period, and income from operations as a percentage of sale increased from 0.9% for the six months ended June 30, 1997 to 2.7% for the comparable period in 1998.

Income from operations, excluding both the one-time charge for stock option compensation expense ($870,000) and the additional stockholder/officer compensation ($2.4 million, $3.0 million and $5.4 million for the six months ended June 30, 1998, and the three months and six months ended June 30, 1997, respectively) increased by $2.5 million, or 62.5%, to $6.5 million for the quarter ended June 30, 1998, from $4.0 million the quarter ended June 30, 1997, and increased by $4.8 million, or 62.3%, to $12.5 million for the six months ended June 30, 1998 from $7.7 million for the comparable period in 1997. Such income from operations as a percentage of net sales increased from 3.3% and 3.1% for the respective three-month and six-month periods ended June 30, 1997 to 3.8% and 3.6% for the respective comparable periods in 1998.

INTEREST EXPENSE decreased $248,000, or 82.9%, to $51,000 for the quarter ended June 30, 1998 from $299,000 for the comparable quarter in 1997. Similarly, interest expense for the six months ended June 30, 1998, decreased $407,000, or 61.3%, to $257,000 from $664,000 for the comparable period in 1997. This decrease in interest expense was due primarily to lower average outstanding borrowings generally in the six months ended June 30, 1998, compared to the comparable period in 1997, and particularly, to the full payment of all outstanding bank borrowings at the close of the Offering.

INCOME TAXES for three months ended June 30, 1998 was a provision of $2.6 million compared to a provision of $134,000 for the comparable quarter in 1997. Income taxes for the six months ended June 30, 1998 was a benefit of $1.2 million, compared to a provision of $264,000 for the comparable period in 1997.

Effective with the consummation of the Offering, the Company's S Corporation election was automatically terminated and the Company recorded a tax benefit of approximately $4.2 million relating to the establishment of additional net deferred tax assets for future tax deductions resulting from the termination of the S Corporation election. In addition, for the period subsequent to March 6, 1998, the Company recorded income tax expense at the Company's effective tax rate (39%). For periods prior to the termination of the S Corporation election, the Company was only required to pay New Hampshire Business Profits Tax.
NET INCOME for the quarter ended June 30, 1998 increased $3.5 million, or 627.4%, to $4.1 million from $562,000 for the comparable quarter in 1997, principally as a result of the increases in operating income as described above. Net income for the six months ended June 30, 1998 increased $9.1 million, or 650.0%, to $10.5 million from $1.4 million for the comparable period in 1997, principally as a result of the $4.2 million income tax benefit and increase in operating income as described above.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS - GENERAL - CONT'D.
--------------------------------------------------------------------------------

PRO FORMA NET INCOME, calculated for periods prior to the quarter ended June 30, 1998, is determined by (i) eliminating stockholder/officer compensation in excess of quarterly base salaries ($150,000) and (ii) by eliminating the actual income tax provision/benefit and adding a provision for federal and state income taxes that would have been payable by the Company under Subchapter C of the Internal Revenue Code ("Code"). Net income for the quarter ended June 30, 1998 was $4.1 million, or $.26 per share, compared to pro forma net income for the quarter ended June 30, 1997 of $2.2 million, or $.16 per share. Pro forma net income for the six months ended June 30, 1998 was $7.1 million, or $.46 per share, compared to $4.3 million, or $.30 per share for the comparable period in 1997.

Excluding a one-time charge for the acceleration of certain stock option compensation expense (described above), the Company would have reported pro forma net income of $7.7 million, or $.50 per share, for the six months ended June 30, 1998, compared to pro forma net income of $4.3 million, or $.30 per share, for the comparable period in 1997, an increase of $.20 per share, or 67%.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. In March 1998, the Company completed an initial public offering and used the net proceeds of the Offering, aggregating $57.3 million, to repay all outstanding bank indebtedness of $12.9 million and to pay a dividend of $33.0 million to its stockholders of record as of February 27, 1998, equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds of $11.4 million have been invested in short-term investment securities and are being used for general corporate purposes. The Company believes that funds generated from operations, together with the net proceeds from the Offering and available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least through 1998.

Net cash provided by operating activities was $34.5 million in the six months ended June 30, 1998, as compared to $7.1 million provided in the comparable period in 1997. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Historically, inventories and accounts payable have increased as a result of the sales growth of the Company. Accounts receivable have increased primarily due to an increase in open account purchases by commercial customers resulting from the Company's continued efforts to increase its sales to such customers, offset in part by a higher rate of increase in accounts receivable allowances for sales returns and doubtful accounts related to the growth in sales and the disproportionately higher level and complexity of settling claims with vendors.

Capital expenditures were $3.6 million in the six months ended June 30, 1998, as compared to $2.4 million in the comparable period in 1997. The majority of the capital expenditures for the first half of 1998 and 1997 relate to computer hardware and software for the Company's management information systems. The Company has been in the process over the last year of upgrading its order management and fulfillment systems to new hardware and software. The conversion is expected to be completed during the third quarter of 1998. Total additional expenditures related to the management information systems for the year ending December 31, 1998 are estimated at $1.0 million.

In addition, in connection with the planned relocation of its headquarters facility in the fall of 1998, the Company expects to spend approximately $2.5 million in total for leasehold improvements and for furniture and equipment.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES - CONT'D.
--------------------------------------------------------------------------------

As of June 30, 1998, the Company had a credit agreement with a bank providing for short-term borrowings equal to the lesser of $45 million or an amount determined by a formula based on accounts receivable and inventory balances. Such borrowings are collateralized by the Company's accounts receivable and inventories (other than inventories pledged to secure trade credit arrangements) and bear interest at the prime rate (8.5% at June 30, 1998). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, except for dividends to stockholders in respect of income taxes, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at June 30, 1998. The Company had $65.1 million in outstanding accounts payable at June 30, 1998, including $10.5 million for in-transit inventory from vendors not yet received by the Company but for which title passed to the Company upon shipment. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit.

--------------------------------------------------------------------------------
INFLATION
--------------------------------------------------------------------------------

The Company has historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. The Company does not expect inflation to have a significant impact on its business in the future.

--------------------------------------------------------------------------------
YEAR 2000 COMPLIANT INFORMATION SYSTEMS
--------------------------------------------------------------------------------

The change in date from 1999 to 2000 poses potential problems for many computer and electro-mechanical systems around the world. Some of the Company's systems could be affected by this problem which could have a material adverse effect on the Company's business, financial condition and results of operations.
In order to minimize any potential disruption to the Company's business, the Company has an active, on-going program to evaluate its systems and take corrective action prior to the millennium change. A full-time senior manager is responsible for managing the Year 2000 Project, which is comprised of five phases: Awareness, Assessment, Renovation, Validation and Implementation. For each system that is determined to be non-compliant, the Company will take one of the following three courses of action to achieve date compliance: (i) renovate (convert) the current system; (ii) replace the current system with a new date compliant system; or (iii) retire the current system because it no longer serves a valid business need.

The Company is investigating the extent to which its systems may be affected and communicating to all of its system vendors concerning timely and completed remedies for those systems requiring modification. The Company currently believes it will be able to modify or replace any affected systems in time to minimize any detrimental effect on operations. While it is currently not possible to give an accurate estimate of the cost of this work, the Company expects that such costs will not be material to the Company's results of operations. System maintenance or software modification costs will be expensed as incurred, while the costs of new software (such as the new order management and fulfillment software) will be capitalized and amortized over the software's expected useful life.

The Company is also communicating with all third-parties on which it relies to assess their progress in evaluating their systems and implementing appropriate corrective measures. Furthermore, the Company is actively encouraging its customers to undertake their own Year 2000 Compliance projects in order to insure the continued viability of the Company's commercial business pursuits. The Company has been taking, and will continue to pursue, all reasonably necessary steps to protect its operations, assets and the interests of its customers, shareholders, employees and community partners.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



   Not applicable for the Company until fiscal year ending December 31, 1998.

                              PC CONNECTION, INC.
                          PART II - OTHER INFORMATION




ITEM 1 - LEGAL PROCEEDINGS

      Not applicable

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5 - OTHER INFORMATION

      Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)           EXHIBITS
                    --------

         Exhibit
         Number           Description
         ------           -----------

          27         Financial Data Schedule


      (b) REPORTS ON FORM 8-K
          -------------------

          (i) None

                              PC CONNECTION, INC.
                                 JUNE 30, 1998


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PC CONNECTION, INC.




August 7, 1998                      By: /s/
                                       -----------------------------------
                                       Wayne L. Wilson
                                       President and Chief Operating Officer






August 7, 1998                      By: /s/
                                        --------------------------------------
                                       Mark A. Gavin
                                       Vice President of Finance
                                       and Chief Financial Officer