Form 10-Q
period 1998-09-30
PC CONNECTION INC
filed 1998-11-16
CIK 1050377

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission file number 0-23827


                              PC CONNECTION, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        02-0497006
----------------------------------                       --------------
  (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

ROUTE 101A, 730 MILFORD ROAD
MERRIMACK, NEW HAMPSHIRE                                     03054
----------------------------------------                --------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (603) 423-2000
                                                          --------------

                  528 ROUTE 13, MILFORD, NEW HAMPSHIRE 03055
                 --------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark () whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   [X]                  NO     [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 12, 1998 was 15,561,221.

================================================================================

                              PC CONNECTION, INC.

                                   FORM 10-Q


                               TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION                                           PAGE
        ---------------------                                           ----

 Item 1    Financial Statements:

           Balance Sheets - September 30, 1998 and December 31, 1997..    1

           Statements of Income -
           Three Months Ended September 30, 1998 and 1997;
           Nine Months Ended September 30, 1998 and 1997..............    2

           Statement of Changes in Stockholders' Equity  Nine
           Months Ended September 30, 1998............................    3

           Statements of Cash Flows - Nine
           Months Ended September 30, 1998 and 1997...................    4

           Notes to Financial Statements..............................    5

 Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................    8

 Item 3    Qualitative and Quantitative Disclosures
            About Market Risk.........................................   17


PART II    OTHER INFORMATION
           -----------------

 Item 1    Legal Proceedings..........................................   18

 Item 2    Changes in Securities and Use of Proceeds..................   18

 Item 3    Defaults Upon Senior Securities............................   18

 Item 4    Submission of Matters to a Vote of Security Holders........   18

 Item 5    Other Information..........................................   18

 Item 6    Exhibits and Reports on Form 8-K...........................   18

           SIGNATURES.................................................   19
           ----------


                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                                  (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       1998           1997
                                                                      ------         ------
ASSETS

Current Assets:

  Cash and cash equivalents                                             $ 10,990      $    758
  Accounts receivable, net                                                45,795        29,921
  Inventoriesmerchandise                                                  77,706        63,720
  Deferred income taxes                                                    3,928           375
  Prepaid expenses and other current assets                                3,492         2,205
                                                                        --------      --------
       TOTAL CURRENT ASSETS                                              141,911        96,979
  Property and equipment, net                                             13,025         8,463
  Deferred income taxes                                                      342             -
                                                                        --------      --------
       TOTAL ASSETS                                                     $155,278      $105,442
                                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Short-term borrowings                                                 $      -      $ 28,318
  Current maturities of long-term debt                                         -         1,250
  Amounts payable to stockholders                                              -         1,185
  Accounts payable                                                        81,398        38,174
  Accrued expenses and other liabilities                                  11,023         9,145
                                                                        --------      --------
       TOTAL CURRENT LIABILITIES                                          92,421        78,072

Term loan, less current maturities                                             -         3,250
                                                                        --------      --------
       Total liabilities                                                  92,421        81,322
                                                                        --------      --------

Stockholders' Equity:

  Preferred Stock, $.01 par value, 7,500,000 shares authorized, none issued and outstanding

  Common Stock, $.01 par value, 30,000,000 shares authorized,
   15,465,181 and 11,798,793 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively                    154           118
  Additional paid-in capital                                              55,000         4,097
  Retained earnings                                                        7,703        19,905
                                                                        --------      --------
       Total Stockholders' Equity                                         62,857        24,120
                                                                        --------      --------
       Total Liabilities and Stockholders' Equity                       $155,278      $105,442
                                                                        ========      ========


See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS          NINE MONTHS
                                                            ENDED                 ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                        1998       1997       1998      1997
                                                       ------     ------     ------    ------
Net sales                                             $169,089   $139,137   $512,081   $383,460
Cost of sales                                          147,837    119,841    446,299    330,008
                                                      --------   --------   --------   --------
     Gross profit                                       21,252     19,296     65,782     53,452
Selling, general and administrative expenses            16,317     14,537     49,217     40,965
Additional stockholder/officer compensation                  -      3,200      2,354      8,630
                                                      --------   --------   --------   --------
     INCOME FROM OPERATIONS                              4,935      1,559     14,211      3,857
Interest expense                                           (10)      (267)      (267)      (933)
Other, net                                                 233        (37)       532        (43)
Income tax provision                                    (2,012)      (165)      (837)      (429)
                                                      --------   --------   --------   --------
     NET INCOME                                       $  3,146   $  1,090   $ 13,639   $  2,452
                                                      ========   ========   ========   ========

Weighted average shares outstanding:
 Basic                                                  15,443
                                                      ========
 Diluted                                                16,000
                                                      ========

Earnings per share:
 Basic                                                $    .20
                                                      ========
 Diluted                                              $    .20
                                                      ========

PRO FORMA DATA:
---------------

Historical income before income taxes                            $  1,255   $ 14,476   $  2,881
Pro forma adjustment - stockholder/officer
 compensation in excess of aggregate base salaries                  3,170      2,354      8,540
                                                                 --------   --------   --------
Pro forma income before income taxes                                4,425     16,830     11,421
Pro forma income taxes                                              1,726      6,563      4,454
                                                                 --------   --------   --------
Pro forma net income                                             $  2,699   $ 10,267   $  6,967
                                                                 ========   ========   ========
Pro forma weighted average shares outstanding:
  Basic                                                            13,861     15,036     13,861
                                                                 ========   ========   ========
  Diluted                                                          14,259     15,578     14,181
                                                                 ========   ========   ========
Pro forma earnings per share:
  Basic                                                              $.20       $.68       $.51
                                                                 ========   ========   ========
  Diluted                                                            $.19       $.66       $.49
                                                                 ========   ========   ========

See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                             COMMON STOCK
                                            --------------    ADDITIONAL     RETAINED
                                            SHARES  AMOUNT  PAID IN CAPITAL  EARNINGS    TOTAL
                                            ------  ------  ---------------  --------    -----
Balance, December 31, 1997                   11,799  $118        $ 4,097     $ 19,905   $ 24,120

Net proceeds from initial public offering     3,594    36         57,217           -     57,253

Dividend                                          -     -         (7,196)    (25,841)   (33,037)

Exercise of nonstatutory stock options,
 including income tax benefits                   72     -            588           -        588

Compensation under nonstatutory
 stock option agreements                          -     -          1,235           -      1,235

Recognition of deferred taxes on
 nonstatutory stock option agreements             -     -           (941)          -       (941)

Net income                                        -     -              -      13,639     13,639
                                             ------  ----        -------     --------   --------
Balance, September 30, 1998                  15,465  $154        $55,000     $  7,703   $ 62,857
                                             ======  ====        =======     ========   ========


See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

NINE MONTHS ENDED                                                                            SEPTEMBER 30,
                                                                                          1998          1997
                                                                                         ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                $ 13,639   $   2,452
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                               1,989       2,713
 Deferred income taxes                                                                      (4,317)        (53)
 Compensation under nonstatutory stock option agreements                                     1,235         785
 Provision for doubtful accounts                                                             2,003       1,577
 Loss on disposal of fixed assets                                                              174          54
Changes in assets and liabilities:
 Accounts receivable                                                                       (17,877)     (7,697)
 Inventories                                                                               (13,986)    (16,326)
 Prepaid expenses and other current assets                                                  (1,287)        759
 Accounts payable                                                                           43,224      18,156
 Amounts payable to stockholders                                                            (1,185)      2,958
 Accrued expenses and other liabilities                                                      1,218       3,009
                                                                                          --------   ---------
Net cash provided by operating activities                                                   24,830       8,387
                                                                                          --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                         (6,065)     (3,399)
                                                                                          --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from short-term borrowings                                                         20,796     112,476
Repayment of short-term borrowings                                                         (49,114)   (116,653)
Repayment of term loan                                                                      (4,500)       (250)
Issuance of stock upon exercise of nonstatutory stock options                                   69           -
Net proceeds from initial public offering                                                   57,253           -
Payment of dividend                                                                        (33,037)          -
                                                                                          --------   ---------
Net cash used for financing activities                                                      (8,533)     (4,427)
                                                                                          --------   ---------
Increase in cash and cash equivalents                                                       10,232         561

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 758         162
                                                                                          --------   ---------
Cash and cash equivalents, end of period                                                  $ 10,990   $     723
                                                                                          ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                                             $    439   $   1,021
Income taxes paid                                                                            5,279         175
NON-CASH TRANSACTIONS:

  Computer equipment in the amount of $660 was acquired in April 1998 and financed by means of a capital lease


See notes to financial statements

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying financial statements of PC Connection, Inc. ("PCC" or the "Company") have been prepared in accordance with generally accepted accounting principles. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Registration Statement on Form S-1 (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") in connection with its initial public offering ("the Offering") (File No. 333-41171). The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Registration Statement. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and nine month periods ended September 30, 1998 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 1998.

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

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

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

Effective with the termination of the Company's S Corporation election, the Company recorded a tax benefit of approximately $4.2 million relating to the establishment of additional net deferred tax assets for future tax deductions resulting from such termination.

NOTE 7--COMPENSATION UNDER NON-STATUTORY STOCK OPTION AGREEMENTS

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

NOTE 9--EARNINGS PER SHARE

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

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE 9--PRO FORMA EARNINGS PER SHARE - CONT'D.

The denominator used to determine pro forma basic earnings per share for all periods prior to the quarter ended June 30, 1998 includes the weighted average shares required to pay the S Corporation dividend (assuming a price per share of $17.50 for the nine months ended September 30, 1998, and $16.00 for all 1997 periods).

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                THREE MONTHS              NINE MONTHS
                                                                                    ENDED                    ENDED
SEPTEMBER 30, (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                     1998       1997         1998         1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                        (PRO FORMA)  (PRO FORMA)  (PRO FORMA)
Numerator:
  Net income                                                                   $ 3,146     $ 2,699      $10,267      $ 6,967
                                                                               =======     =======      =======      =======
Denominator:
  Denominator for basic earnings per share:
    Weighted average shares                                                     15,443      11,799       14,614       11,799
    Weighted average shares required to pay stockholder dividend                     -       2,062          422        2,062
                                                                               -------     -------      -------      -------
  Denominator for basic earnings per share                                      15,443      13,861       15,036       13,861
                                                                               -------     -------      -------      -------
  Effect of dilutive securities
     Employee stock options                                                        557         398          542          320
                                                                               -------     -------      -------      -------
  Denominator for diluted earnings per share                                    16,000      14,259       15,578       14,181
                                                                               =======     =======      =======      =======
  Earnings per share:
     Basic                                                                     $   .20     $   .20      $   .68      $   .51
                                                                               =======     =======      =======      =======
     Diluted                                                                   $   .20     $   .19      $   .66      $   .49
                                                                               =======     =======      =======      =======


The following stock options to purchase Common Stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 because the effect of the options on the calculation would have been anti-dilutive:

                                                  THREE MONTHS ENDED        NINE MONTHS
                                                        ENDED                  ENDED
SEPTEMBER 30, (AMOUNTS IN THOUSANDS)              1998        1997        1998         1997
-----------------------------------------------------------------------------------------------
Anti-dilutive stock options                         25         --          65           --
                                                  ====       ====        ====         ====

NOTE 10--CAPITAL LEASE

In November 1997, the Company entered into a fifteen year lease for a new corporate headquarters with an affiliated entity related to the Company through common ownership. The Company began occupying this facility in October of 1998 and the lease payments commenced in November 1998. Annual lease payments under the terms of the lease, as amended on December 29, 1997, will be approximately $903,000 for the first five years of the lease, increasing to $1,016,000 for years nine through ten and $1,129,000 for years eleven through fifteen. The lease requires the Company to pay its proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. The Company has the option to renew the lease for two additional terms of five years each.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)


NOTE 10--CAPITAL LEASE - CONT'D.

In November 1998, the Company recorded the lease as a capital lease. The recorded value of the asset (lease property under capital lease) and the related liability (obligation under capital lease) was $6.8 million.


NOTE 11--REPORTING COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Based on the current financial structure and operations of the Company, the Company had no other components to be included in comprehensive income. Therefore, comprehensive income is the same as net income reported for the three and nine months ended September 30, 1998 and 1997.


NOTE 12--RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

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

GENERAL

The Company was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers ("PCs"). The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. The Company initially sought customers through advertising in magazines and the use of inbound toll free telemarketing. Currently, the Company seeks to generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets and (ii) inbound calls from customers responding to the Company's catalogs and other advertising. The Company also advertises in selected computer industry publications, on radio and television and in 1997 commenced selling products through its Internet web site.

The Company offers both PC compatible products and Mac personal computer compatible products. Reliance on Mac product sales has decreased over the last two years, from 26.7% of net sales in the year ended December 31, 1995 to 19.3% of net sales in the quarter ended September 30, 1998. In late 1997, Apple announced that it will sell built-to-order computers directly to customers over the Internet. While Apple also indicated that it is not abandoning traditional retail and direct marketing outlets, the Company cannot predict whether direct sales by Apple will affect the future supply of Mac products to the Company. Although net sales attributable to Mac products in absolute dollar amounts increased in the quarter ended September 30, 1998, as compared to the comparable period in 1997, such sales decreased as a percentage of net sales and the Company believes that such sales will continue to decrease as a percentage of net sales and may decline in absolute dollar amounts in future periods.

All of the Company's product categories experienced strong growth in the quarter ended September 30, 1998 over the comparable period in 1997, with sales of computer systems representing one of the fastest growing categories. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $555 in the quarter ended September 30, 1997 to $624 in the quarter ended September 30, 1998. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they usually yield the lowest gross margin percentage. Partially as a result of higher system sales, the Company's gross margin has declined over the last two years while the operating income margin has increased due to the leveraging of selling, general and administrative expenses over a larger sales base.

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

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED

GENERAL - CONT'D.

The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell Computer Corporation and Gateway 2000, Inc., manufacturers of PCs sold by the Company, such as Compaq and IBM, have also announced varying plans to sell PCs directly to end users. However, both Compaq and IBM continue to rely on reseller arrangements with direct marketers such as the Company as part of their own marketing programs designed to compete more effectively with Dell and Gateway. The Company currently believes that direct sales by Compaq and IBM will not have a significant adverse effect upon the Company's net sales.

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

In connection with the planned relocation of its headquarters facility in the fall of 1998, the Company incurred certain one-time moving and other costs, not expected to exceed $500,000, which will be charged to operating costs. In connection with the Offering of the Company's Common Stock that closed in March 1998, the Company reported certain non-recurring, non-cash items in the nine months ended September 30, 1998. See "Initial Public Offering" and "Pro Forma and Other Adjustments" below.

INITIAL PUBLIC OFFERING

On March 6, 1998, the Company closed its Offering of 3,593,750 shares (including 468,750 shares issued upon the exercise of an underwriters' overallotment option) of Common Stock at an offering price of $17.50 per share. Net proceeds to the Company after deducting expenses of the Offering were approximately $57.3 million. See "Liquidity and Capital Resources".

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

Other Adjustments
-----------------

1. Elimination for the nine months ended September 30, 1998 of an $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven years to four years in connection with the Offering.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED

GENERAL - CONT'D.

INCOME STATEMENTS, AS ADJUSTED                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                      % of                          % of
(Amounts in thousands, except per share data)        1998           NET SALES           1997      NET SALES
                                                                                 (PRO FORMA)
Net sales                                          $169,089           100.00%         $139,137      100.00%
Cost of sales                                       147,837            87.43           119,841       86.13
                                                   --------           ------          --------      ------
     GROSS PROFIT                                    21,252            12.57            19,296       13.87
Selling, general and administrative expenses         16,317             9.65            14,537       10.45
Additional stockholder/officer compensation               -                -                30         .02
                                                   --------           ------          --------      ------
Income from operations                                4,935             2.92             4,729        3.40
Interest expense                                        (10)               -              (267)       (.19)
Other, net                                              233              .13               (37)       (.03)
Income taxes                                         (2,012)           (1.19)           (1,726)      (1.24)
                                                   --------           ------          --------      ------
     NET INCOME                                    $  3,146             1.86%         $  2,699        1.94%
                                                   ========           ======          ========      ======
Weighted average shares outstanding:
   Basic                                             15,443                             13,861
                                                   ========                           ========
   Diluted                                           16,000                             14,259
                                                   ========                           ========
Earnings per share:
   Basic                                               $.20                               $.20
                                                   ========                           ========
   Diluted                                             $.20                               $.19
                                                   ========                           ========

INCOME STATEMENTS, AS ADJUSTED                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                      % of                          % of
(Amounts in thousands, except per share data)        1998           NET SALES           1997      NET SALES
                                                 (PRO FORMA)                        (PRO FORMA)
Net sales                                          $512,081           100.00%         $383,460      100.00%
Cost of sales                                       446,299            87.15           330,008       86.06
                                                   --------           ------          --------      ------
     GROSS PROFIT                                    65,782            12.85            53,452       13.94
Selling, general and administrative expenses         48,347             9.44            40,965       10.69
Additional stockholder/officer compensation               -                -                90         .02
                                                   --------           ------          --------      ------
Income from operations                               17,435             3.41            12,397        3.23
Interest expense                                       (267)            (.05)             (933)       (.24)
Other, net                                              532              .10               (43)       (.01)
Income taxes                                         (6,903)           (1.35)           (4,454)      (1.16)
                                                   --------           ------          --------      ------
     NET INCOME                                    $ 10,797             2.11%         $  6,967        1.82%
                                                   ========           ======          ========      ======
Weighted average shares outstanding:
   Basic                                             15,036                             13,861
                                                   ========                           ========
   Diluted                                           15,578                             14,181
                                                   ========                           ========
Earnings per share:
   Basic                                               $.72                               $.51
                                                   ========                           ========
   Diluted                                             $.70                               $.49
                                                   ========                           ========

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth the Company's percentage of net sales (in dollars) of computer systems/memory, peripherals, software, and networking and communications products during the three month and nine month periods ended September 30, 1998 and 1997:

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
          SEPTEMBER 30,               1998       1997       1998       1997
   Computer Systems/Memory              43.6%      43.8%      42.4%     40.9%
   Peripherals                          35.4       33.6       34.9      34.7
   Software                             13.4       14.9       14.4      16.5
   Networking and Communications         7.6        7.7        8.3       7.9
                                       -----      -----      -----     -----
   Total                               100.0%     100.0%     100.0%    100.0%
                                       =====      =====      =====     =====

NET SALES increased $30.0 million, or 21.5%, to $169.1 million for the quarter ended September 30, 1998 from $139.1 million for the comparable period in 1997. Similarly, net sales for the nine months ended September 30, 1998 increased $128.6 million, or 33.5%, to $512.1 million from $383.5 million for the comparable nine month period in 1997. Growth in net sales was primarily attributable to the continued expansion and increased productivity of the Company's outbound telemarketing group, continued growth in average order size, increased catalog mailings and growth in the Company's Internet sales. The Company's growth in net sales in the early part of the quarter was adversely affected by the conversion in July 1998 of its sales order management and fulfillment software to a new enterprise management software system. Also, product availability levels for certain models of computer systems were lower than anticipated. Outbound sales increased $29.3 million, or 43.6%, to $96.5 million in the three months ended September 30, 1998 from $67.2 million for the three months ended September 30, 1997. Inbound and on-line Internet sales increased $0.7 million, or 1.0%, to $72.6 million in the three months ended September 30, 1998 from $71.9 million for the three months ended September 30, 1997. Outbound sales for the nine months ended September 30, 1998 increased $104.0 million, or 59.7%, to $278.2 million from $174.2 million for the comparable period in 1997, and inbound and online Internet sales for the nine months ended September 30, 1998 increased $24.6 million, or 11.7%, to $233.9 million from $209.3 million in the comparable period in 1997, respectively. System/memory sales increased to 43.6% and 42.4% of net sales for the three months and nine months ended September 30, 1998, respectively, from 43.8% and 40.9% for the respective comparable periods in 1997.

GROSS PROFIT increased $2.0 million, or 10.4%, to $21.3 million for the quarter ended September 30, 1998 from $19.3 million for the comparable quarter in 1997. Gross profit increased for the nine months ended September 30, 1998 by $12.3 million, or 23.1% to $65.8 million from $53.5 million in the comparable period in 1997. The increase in gross profit dollars was primarily attributable to the increase in net sales described above. Gross profit margin decreased from 13.9% and 13.9% in the three months and nine months ended September 30, 1997, respectively, to 12.6% and 12.9% in the three months and nine months ended September 30, 1998, respectively, due primarily to the continued decline in margins for system sales and growth in outbound telemarketing sales, which generally carry lower margins. The Company's gross profit margin as a percentage of net sales may vary on a quarterly basis based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $1.8 million, or 12.2%, to $ 16.3 million for the quarter ended September 30, 1998 from $14.5 million for the comparable quarter in 1997, but decreased as a percentage of sales from 10.5% for the three months ended September 30, 1997 to 9.7% for the three months ended September 30, 1998. Such expenses for the nine months ended September 30, 1998 increased by $8.2 million, or 20.1%, to $49.2 million from $41.0 million in the nine months ended September 30, 1997, but decreased as a percentage of sales from 10.7% for the nine months ended September 30, 1997 period to 9.6% in the comparable period in 1998. The increase in expenses was primarily attributable to increases in volume-sensitive costs such as sales personnel and credit card fees and included a $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven to four years in connection with the Offering. The decrease as a percentage of net sales was primarily attributable to improved expense control and the leveraging of selling, general and administrative expenses over a larger sales base.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - GENERAL - CONT'D.

Selling, general and administrative expenses, excluding the one-time charge for stock option compensation expense, increased $7.3 million, or 18.0%, to $48.3 million for the nine months ended September 30, 1998 from $41.0 million for the comparable period in 1997, but decreased as a percentage of sales from 10.7% for the nine months ended September 30, 1997 to 9.4% for the comparable period in 1998.

ADDITIONAL STOCKHOLDER/OFFICER COMPENSATION was $0 and $2.4 million for the three months and nine months ended September 30, 1998, respectively, compared to $3.2 million and $8.6 million for the respective comparable periods in 1997. These amounts generally represented Company-related federal income tax obligations payable by the stockholder/officers for periods prior to March 6, 1998. Effective upon closing of the Offering, these stockholder/officers are being paid annual base salaries aggregating $600,000.

INCOME FROM OPERATIONS increased $3.4 million, or 216.5%, to $4.9 million for the quarter ended September 30, 1998, from $1.6 million for the quarter ended September 30, 1997. Income from operations as a percentage of sales increased from 1.1% in the three months ended September 30, 1997 to 2.9% in the comparable period in 1998 for the reasons discussed above. Similarly, income from operations for the nine months ended September 30, 1998 increased $10.3 million, or 268.4%, to $14.2 million from $3.9 million in the comparable 1997 period, and income from operations as a percentage of sale increased from 1.0% for the nine months ended September 30, 1997 to 2.8% for the comparable period in 1998.

Income from operations, excluding both the one-time charge for stock option compensation expense ($870,000) and the additional stockholder/officer compensation in excess of their aggregate annual base salaries of $0.6 million, ($3.2 million, $2.4 million and $8.5 million for the three months ended September 30, 1997, and the nine months and nine months ended September 30, 1998 and 1997, respectively) increased by $0.2 million, or 4.4%, to $4.9 million for the quarter ended September 30, 1998, from $4.7 million for the quarter ended September 30, 1997, and increased by $5.0 million, or 40.6%, to $17.4 million for the nine months ended September 30, 1998 from $12.4 million for the comparable period in 1997. Such income from operations as a percentage of net sales changed from 3.4% and 3.2% for the respective three-month and nine-month periods ended September 30, 1997 to 2.9% and 3.4% for the respective comparable periods in 1998.

INTEREST EXPENSE decreased $257,000, or 96.3%, to $10,000 for the quarter ended September 30, 1998 from $267,000 for the comparable quarter in 1997. Similarly, interest expense for the nine months ended September 30, 1998, decreased $666,000, or 71.4%, to $267,000 from $933,000 for the comparable period in 1997.
This decrease in interest expense was due primarily to lower average outstanding borrowings generally in the nine months ended September 30, 1998, compared to the comparable period in 1997, and particularly, to the full payment of all outstanding bank borrowings at the close of the Offering.

INCOME TAXES for the three months ended September 30, 1998 was a provision of $2.0 million compared to a provision of $165,000 for the comparable quarter in 1997. Income taxes for the nine months ended September 30, 1998 was a net provision of $837,000, compared to a provision of $429,000 for the comparable period in 1997.

Effective with the consummation of the Offering, the Company's S Corporation election was automatically terminated and the Company recorded a tax benefit of approximately $4.2 million relating to the establishment of additional net deferred tax assets for future tax deductions resulting from the termination of the S Corporation election. In addition, for the periods subsequent to March 6, 1998, the Company recorded income tax expense at the Company's effective tax rate (39%). For periods prior to the termination of the S Corporation election, the Company was only required to pay New Hampshire Business Profits Tax.

NET INCOME for the quarter ended September 30, 1998 increased $2.0 million, or 188.6%, to $3.1 million from $1.1 million for the comparable quarter in 1997, principally as a result of the increases in operating income as described above. Net income for the nine months ended September 30, 1998 increased $11.1 million, or 456.2%, to $13.6 million from $2.5 million for the comparable period in 1997, principally as a result of the $4.2 million income tax benefit and increase in operating income as described above.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - GENERAL - CONT'D.

PRO FORMA NET INCOME, calculated for the nine months ended September 30, 1998, and the three and nine months ended September 30, 1997, is determined by (i) eliminating stockholder/officer compensation in excess of quarterly base salaries ($150,000) and (ii) by eliminating the actual income tax provision/benefit and adding a provision for federal and state income taxes that would have been payable by the Company under Subchapter C of the Internal Revenue Code ("Code"). Net income for the quarter ended September 30, 1998 was $3.1 million, or $.20 per share, compared to pro forma net income for the quarter ended September 30, 1997 of $2.7 million, or $.19 per share. Pro forma net income for the nine months ended September 30, 1998 was $10.3 million, or $.66 per share, compared to $7.0 million, or $.49 per share for the comparable period in 1997.

Excluding a one-time charge for the acceleration of certain stock option compensation expense (described above), the Company would have reported pro forma net income of $10.8 million, or $.70 per share, for the nine months ended September 30, 1998, compared to pro forma net income of $7.0 million, or $.49 per share, for the comparable period in 1997, an increase of $.21 per share, or 43%.

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

Net cash provided by operating activities was $24.8 million in the nine months ended September 30, 1998, as compared to $8.4 million provided in the comparable period in 1997. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Historically, inventories and accounts payable have increased as a result of the sales growth of the Company. Accounts receivable have increased primarily due to an increase in open account purchases by commercial customers resulting from the Company's continued efforts to increase its sales to such customers, offset in part by a higher rate of increase in accounts receivable allowances for sales returns and doubtful accounts related to the growth in sales and the disproportionately higher level and complexity of settling claims with vendors.

Capital expenditures were $6.1 million in the nine months ended September 30, 1998, as compared to $3.4 million in the comparable period in 1997. The majority of the capital expenditures for the first half of 1998 and 1997 relate to computer hardware and software for the Company's management information systems. The Company has been in the process over the last year of upgrading its order management and fulfillment systems to new hardware and software. The conversion was completed during the third quarter of 1998. Total additional expenditures related to the management information systems for the year ending December 31, 1998 are estimated at $0.5 million.

In addition, in connection with the relocation of its headquarters facility during October and November, the Company expects to spend approximately $3.0 million in total for leasehold improvements and for furniture and equipment.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONT'D.

As of September 30, 1998, the Company had a credit agreement with a bank providing for short-term borrowings equal to the lesser of $45 million or an amount determined by a formula based on accounts receivable and inventory balances. Such borrowings are collateralized by the Company's accounts receivable and inventories (other than inventories pledged to secure trade credit arrangements) and bear interest at the prime rate (8.25% at September 30,
1998). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, except for dividends to stockholders in respect of income taxes, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at September 30, 1998. The Company had $81.4 million in outstanding accounts payable at September 30, 1998, including $18.0 million for in-transit inventory from vendors not yet received by the Company but for which title passed to the Company upon shipment. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit.

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

The Company recently replaced its order management and fulfillment software with new software and converted its mainframe equipment to a new IBM AS400 platform, both of which are better suited to the Company's expected scale of operations and are designed to be Year 2000 compliant. The Company is investigating the extent to which its other systems may be affected and communicating to all of its system vendors concerning timely and completed remedies for those systems requiring modification. The Company currently believes it will be able to modify or replace any affected systems in time to minimize any detrimental effect on operations.

The Company is also communicating with all third parties on which it relies to assess their progress in evaluating their systems and implementing appropriate corrective measures. Furthermore, the Company is actively encouraging its customers to undertake their own Year 2000 Compliance projects in order to ensure the continued viability of the Company's commercial business pursuits.

Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 awareness, assessment, renovation and validation efforts, which began in 1996, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 30, 1998 it had completed approximately 60% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 40% of the initiatives are in process and expected to be completed by June 30, 1999.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED


YEAR 2000 COMPLIANT INFORMATION SYSTEMS - CONT'D.


YEAR 2000 INITIATIVE
                                                        TIME            PERCENT
                                                       FRAME           COMPLETED
 Status of overall Year 2000 Project:

   Awareness                                          10/97 - 06/98        100%
   Assessment                                         10/97 - 12/98         85%
   Renovation                                         04/98 - 09/99         60%
   Validation                                         05/98 - 11/99         50%
   Implementation                                     05/98 - 12/99         60%

 Summary of significant Year 2000 projects completed:

   Conversion to new IBM AS400                        10/96 - 09/98        100%
   Conversion to new order management
     and fulfillment software                         10/96 - 09/98        100%

The primary objectives of the Year 2000 Project relating to the Company's internal systems were met when the Company implemented its new order management and fulfillment software and upgraded its IBM AS400 data processing platform. The majority of the costs (approximately $5.5 million) of the new software and hardware were capitalized during the period October 1, 1997 to September 30, 1998. The Company believes that the costs of its Year 2000 awareness, assessment, renovation, validation and implementation for all other computer equipment and software, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $500,000, which will be funded from operating cash flow. These costs will be expensed as incurred.

The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. The Company has been taking, and will continue to pursue, all reasonably necessary steps to protect its operations, assets and the interests of its customers, shareholders, employees and community partners. However, for all Year 2000 issues that are not properly identified, or assessments, renovation, validation and implementation that are not effected timely with respect to Year 2000 problems, there can be no assurance that the Year 2000 issues of the Company or other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company is presently considering, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

The costs of the Company's Year 2000 awareness, assessment, renovation, validation and implementation efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to assess, renovate and implement all relevant computer codes and embedded technology and similar uncertainties. In addition, variability of definitions of "compliance of Year 2000" and the myriad of different products and services and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's Credit Agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no borrowings outstanding pursuant to the Credit Agreement as of September 30, 1998. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

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
          --------

       Exhibit
       Number        Description
       ------        -----------

        27        Financial Data Schedule


     (b)  REPORTS ON FORM 8-K
          -------------------

        (i) None

                              PC CONNECTION, INC.
                               SEPTEMBER 30, 1998


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PC CONNECTION, INC.



November 16, 1998             By:   /s/ Wayne L. Wilson
                                 ---------------------------------
                                 Wayne L. Wilson
                                 President and Chief Operating Officer



November 16, 1998             By:   /s/ Mark A. Gavin
                                 ---------------------------------
                                 Mark A. Gavin
                                 Vice President of Finance and
                                 Chief Financial Officer