Form 10-K
period 1998-12-31
PC CONNECTION INC
filed 1999-03-31
CIK 1050377

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES AND
     EXCHANGE COMMISSION


                        Commission File Number  0-23827

                              PC CONNECTION, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                                       02-0497006
             --------                                       ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    RT. 101A, 730 MILFORD ROAD
    Merrimack, New Hampshire                                    03054
    ------------------------                                    -----
  (Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number, including area code        (603) 423-2000
                                                             --------------

              __________________________________________________

          Securities registered pursuant to Section 12(b) of the Act:
                Common Stock, $.01  par value, Listed on NASDAQ

     Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X        NO ____
                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the NASDAQ National Market on March 18, 1999, was $49,347,000. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

The number of outstanding shares of the Registrant's Common Stock on March 18, 1999 was 15,624,856.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders for the fiscal year ended December 31, 1998, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

================================================================================

                              PC CONNECTION, INC.

                            FORM 10-K ANNUAL REPORT
                         YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS



                                                                                   Page
                                                                                   ----
                                     PART I

ITEM 1.    Business..............................................................     2
ITEM 2.    Properties............................................................     9
ITEM 3.    Legal Proceedings.....................................................     9
ITEM 4.    Submission of Matters to a Vote of Security Holders...................     9

                                    PART II

ITEM 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters..............................................................    10
ITEM 6.     Selected Financial and Operating Data................................    11
ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................    12
ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk............    24
ITEM 8.     Financial Statements and Supplementary Data..........................    25
ITEM 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.............................................    25

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant...................    25
ITEM 11.    Executive Compensation...............................................    25
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.......    25
ITEM 13.    Certain Relationships and Related Transactions.......................    25

                                    PART IV

ITEM 14.   Exhibits, Financial Statements, and Reports on Form 8-K...............    26
SIGNATURES.......................................................................    28

                                    PART I

================================================================================
Item 1.  Business
================================================================================

This section contains forward-looking statements based on management's current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption "Factors That May Affect Future Results and Financial Condition" included in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, continued sales of Mac products, competitive risks, pricing risks, Year 2000 compliance issues, and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").


GENERAL

PC Connection, Inc., a Delaware corporation ("PC Connection" or "the Company"), is a direct marketer of brand-name personal computers and related peripherals, software, accessories and networking products. The Company's primary target customers are small and medium-sized businesses ("SMBs") comprised of 20 to 1,000 employees. PC Connection sells its products through a combination of targeted direct mail catalogs, outbound telemarketing, its Internet Web site and advertisements on the Internet and in selected computer magazines. The Company offers a broad selection of approximately 25,000 products targeted for business use at competitive prices, including products from Compaq, Hewlett-Packard, Toshiba, IBM, Microsoft, Sony, Acer, Fujitsu, Canon, Iomega and Apple. Net sales of Microsoft Windows or MS-DOS based personal computers ("PCs") and compatible products were approximately 80% of net sales in 1998. The Company's most frequently ordered products are carried in inventory and are typically shipped to customers the same day that the order is received.

Since its founding in 1982, the Company has focused on serving customer needs by providing innovative, reliable and timely customer service and technical support, and offering an extensive assortment of branded products, through knowledgeable, well-trained sales and support teams. The effectiveness of this strategy is reflected in the recognition accorded the Company, including the Company's receipt of the PC World "World Class Award for Best Mail-Order Company" in 1997, as voted by its readers, for the seventh time in the past nine years, and receipt of the highest ranking of only two direct resellers included in the "100 Most Influential Companies in the Computer Industry" by PC Magazine in 1997 and 1998.

The Company believes that its consistent customer focus has also resulted in the development of strong brand name recognition and a broad and loyal customer base. At December 31 1998, the Company's mailing list consisted of approximately 2,300,000 customers and potential customers, of which approximately 680,000 had purchased products from the Company within the last twelve months. Approximately 68% of the Company's net sales in the year ended December 31, 1998 were made to customers who had previously purchased products from the Company. The Company believes it has also developed strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

Commencing in late 1995, the Company significantly increased its business-to-business marketing efforts, targeting SMBs, a rapidly growing sector of the personal computer market that the Company believes is particularly receptive to purchases from direct marketers. To service this growing part of its business more effectively, the Company has increased the number of its outbound telemarketing account managers from 155 at December 31, 1997 to 200 at December 31, 1998. This growth includes 90 new account managers with less than 12 months of outbound telemarketing experience with the Company.

The Company's two major catalogs are PC Connection(R), focused on PCs and compatible products, and MacConnection(R), focused on Apple Macintosh personal computers ("Macs") and compatible products. With colorful illustrations, concise product descriptions, relevant technical information, along with customer service benefits and toll-free telephone numbers for ordering, the Company's catalogs are recognized as a leading source for personal computer hardware, software and other related products. The Company distributed approximately 42 million catalogs during the year ended December 31, 1998.

The Company also markets its products and services through its Internet Web sites, www.pcconnection.com and www.macconnection.com which provide customers and prospective customers with Company and product information and enables customers to place electronic orders for all of the Company's products. Internet sales processed directly online during the fourth quarter of 1998 were $10.6 million, or 5% of that quarter's net sales, representing a 68% sequential increase over the third quarter of 1998. Online sales in the fourth quarter of 1998 increased 205% over the comparable quarter in 1997. For the full year 1998, these sales were $29.1 million, or 4% of net sales, compared to less than 1% in 1997. These results represent a 455% increase in annual Internet sales over 1997.

Fourth quarter 1998 sales sourced from the Company's web site, including orders processed online and web-generated phone orders, were approximately $23.0 million, exceeding 10% of net sales and representing a sequential increase of 65% over the third quarter of 1998. For the full year 1998, this sales channel exceeded 8.5% of net sales or approximately $62.7 million, compared to approximately 3.5% of net sales or approximately $19.0 million for the full year of 1997.

The Company believes that the reason its e-commerce business is growing so rapidly is that it offers customers the advanced tools they need to quickly make educated purchase decisions. Working closely with vendors, the Company believes it is able to provide one of the broadest, leading-edge technology selections in the industry. By leveraging its merchandising expertise, catalog mailings, and established infrastructure, the Company has built an Internet business that has been profitable from the start -- and one that complements all other sales channels.


INDUSTRY BACKGROUND

According to industry data published by Merrin in May 1997, United States sales of personal computers and related products were $77.8 billion in 1996 and are expected to be $138.2 billion in 2000, representing a compound annual growth rate of 15.4%. The Company believes that the direct marketing channel will be among the fastest growing distribution channels for the domestic personal computer and related products industry. As a leading participant in the direct marketing channel, the Company believes it is well positioned to capitalize on the expected growth in the industry.

The Company believes that sales of personal computers and related products have increased principally as a result of (i) technological advances leading to significant improvements in performance, functionality and ease of use; (ii) lower prices and improved price/performance made possible by technological advances and driven by intense competition among manufacturers, retailers and resellers; (iii) increased dependence upon PCs by businesses, educational institutions and governments; and (iv) the emergence of industry standards and component commonality. The Company believes that the higher projected growth for the direct marketing channel is primarily based on (i) increased user familiarity with PCs, coupled with the emergence of industry standards and component commonality, and the resultant increase in customer comfort with purchasing products without the need to "touch and feel" them, and (ii) broader product offerings, lower prices and greater purchasing convenience that direct marketers generally provide over traditional retail stores and local dealers.

Users of personal computers range from large corporate entities focused on business applications to individual consumers focused primarily on personal productivity, education and entertainment applications. Historically, large corporate resellers have served the needs of FORTUNE 1000 companies and retailers have competed to serve the consumer market. SMBs, the Company's core target customers, are being served by a wide range of suppliers, including direct marketers, large retailers, and small, independent value added resellers (''VARs'') and local dealerships. The Company believes that the direct field sales model used by large resellers is not an efficient method of reaching SMBs, and that VARs, local dealerships and retailers are unable to match the high level of customer service, extensive array of products, low prices and efficiencies afforded to SMBs by direct marketers. Intense competition for market share has led manufacturers of PCs and related products to use all available channels to distribute products, including direct marketers. Although certain manufacturers that have traditionally used resellers to distribute their products have established or attempted to establish their own direct marketing operations, including sales through the Internet, to the Company's knowledge, only one has replaced its traditional indirect selling channels as the principal means of distribution. Accordingly, the Company believes these manufacturers will continue to provide favorable product allocations and marketing support to third-party direct marketers, such as the Company

The Company believes new entrants to the direct marketing channel must overcome a number of significant barriers to entry, including the time and resources required to build a customer base of meaningful size, quality and responsiveness for cost-effective circulation; costs of developing the information and operating infrastructure required by direct marketers; the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies; the difficulty of building relationships with manufacturers to achieve favorable product allocations, attractive pricing terms and cooperative advertising funds; and the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.


BUSINESS STRATEGIES

The Company's objective is to become the leading supplier of personal computers and related products and services to its customers. The key elements of the Company's business strategies include:

 .    AWARD-WINNING CUSTOMER SERVICE BEFORE, DURING AND AFTER THE SALE. The
     Company believes that it has earned a reputation for providing superior customer service by consistently focusing on customer needs and service innovation. The Company has won PC World's ''World Class Award for Best Mail Order Company'' in seven out of the last nine years. The Company delivers value to its customers through high quality service and technical support provided by knowledgeable, well-trained personnel; efficient and innovative delivery programs; in-house servi ce capabilities; competitive prices; and reasonable return policies.

 .    STRONG BRAND NAME AND CUSTOMER FRANCHISE. Since its founding in 1982, the
     Company has built a strong brand name and customer franchise. In July 1998 and 1997, the Company was one of only two direct resellers included in the ''100 Most Influential Companies in the Computer Industry'' by PC Magazine. The Company's mailing list includes approximately 2,300,000 names, of which approximately 680,000 have purchased products from the Company during the last 12 months.

 .    BROAD PRODUCT SELECTION AT COMPETITIVE PRICES. The Company offers its customers a wide assortment of personal computers and related products at competitive price points. The Company's merchandising programs feature products that provide customers with aggressive price/performance and the convenience of one-stop shopping for their personal computer and related needs.

 .    LONG-STANDING VENDOR RELATIONSHIPS. The Company has a history of strong relationships with vendors, being among the first direct marketers qualified by manufacturers to market systems to end users. The Company provides its vendors with information concerning customer preferences and an efficient channel for the advertising and distribution of their products.


GROWTH STRATEGIES

The Company's growth strategies are to increase penetration of its existing customer base, broaden its product offerings and expand its customer base. The key elements of its strategies include:

 .    INCREASE OUTBOUND TELEMARKETING. The Company plans to continue to increase significantly the number of its corporate outbound account managers and assign them to a higher percentage of the Company's customers. Outbound account managers focus exclusively on serving specifically assigned customers and seek to develop a close relationship with those customers by identifying and responding to their needs for personal computers and related products.

 .    EXPAND PRODUCT OFFERINGS. The Company continually evaluates personal computers and related products focused on business users, adding new products as they become available or in response to customer demand. The Company works closely with vendors to identify and source first-to-market product offerings at aggressive price points, and believes that expansion of its corporate outbound marketing program will enhance its access to such product offerings.

 .    TARGET CUSTOMER SEGMENTS. Through targeted mailings, the Company seeks to expand the number of its active customers and generate additional sales from its existing customers on a cost-effective basis. The Company has developed specialty catalogs, as well as standard catalogs with special cover pages, featuring product offerings designed to address the needs of specific customer segments, including new product inserts targeted to purchasers of graphics, server and networking products.

 .    EXPAND ELECTRONIC COMMERCE CHANNEL. The Company's Internet Web-based catalog provides detailed product descriptions, product search capabilities and on-line order processing. The Company believes that an increasing number of customers and potential new customers will elect to shop electronically in the future and therefore it plans additional investments to further improve the on-line sales capabilities, customer service and product information and support available on its Internet Web site.


SERVICE AND SUPPORT

Since its founding in 1982, the Company's primary objective has been to provide products that meet the demands and needs of customers and to supplement those products with up-to-date product information and excellent customer service and support. The Company believes that offering its customers superior value, through a combination of product knowledge, consistent and reliable service and leading products at competitive prices, differentiates it from other direct marketers and has become the foundation for developing a broad and loyal customer base. The Company has introduced programs such as Toll-Free Technical Support in 1982, the Everything Overnight(R) delivery program in 1988, Money Back Guarantees in 1989, One-Minute Mail Order(R) in 1991 and its On-line Superstore in 1997.

The Company invests in training programs for its service and support personnel, with an emphasis on putting customer needs and service first. Customer service representatives are available 24 hours a day, seven days a week to handle orders, product information and general inquiries (including the most frequently asked technical support questions).

The Company provides toll-free technical support from 9 a.m. through 5 p.m., eastern time, Monday through Friday. Product support technicians assist callers with questions concerning compatibility, installation, determination of defects and more difficult questions of product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to the Company for warranty service. In-house technicians are authorized for both warranty and non-warranty repair on most major systems and hardware products.

Using the Company's customized information system, the Company, upon receipt of customer orders, sends them to its distribution center for processing immediately after they are credit approved. Through its Everything Overnight(R) service, the Company guarantees that all orders accepted up until 2:45 a.m. (until midnight on most custom-configured systems) will be shipped for overnight delivery via Airborne Express. The Company configures approximately half of the computer systems it sells. Configuration typically consists of the installation of memory, accessories and/or software.


MARKETING AND SALES

The Company sells its products through the direct marketing channel, primarily to SMBs. The Company's marketing objectives are to be the primary supplier of personal computers and related products to its existing customers and to expand its customer base. The Company employs multiple marketing approaches to reach existing and prospective customers, including outbound telemarketing, catalogs and inbound telesales, Web and print media advertising, and specialty marketing programs. All of its marketing approaches emphasize the Company's broad product offerings, fast delivery, customer support, competitive pricing and multiple payment options.

The Company believes that its ability to establish and maintain long-term customer relationships and to encourage repeat purchases is largely dependent on the strength of its telemarketing personnel and programs. Because its customers' primary contact with the Company is through its telemarketers, the Company is committed to maintaining a qualified, knowledgeable and motivated sales staff with its principal focus on customer service.

Outbound Telemarketing. The Company seeks to build loyal relationships with its potential high-volume customers by assigning them to individual account managers. The Company believes that customers respond favorably to a one-on-one relationship with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and other marketing materials designed to meet each customer's specific computing needs.

Account managers focus exclusively on their managed accounts and on outbound sales calls to prospective customers. The Company generally recruits account managers from its inbound telemarketing staff and from other sales organizations. All account managers must successfully complete a one-month training program, which includes instruction in the Company's product offerings and order management systems, as well as selling skills and account management. Thereafter, new account managers are assigned to sales teams where they receive intensive coaching and supervision by experienced supervisors, and periodic refresher training from the sales training staff. Additional training and product education programs are provided continuously through vendor supported programs. The Company pays its account managers a base annual salary plus incentive compensation which is tied to sales volume and gross profit dollars produced. The Company imposes specific increases in sales targets for incentive pay. Account managers historically have significantly increased productivity after approximately 12 months of training and experience. At December 31, 1998, the Company employed 200 account managers, including 90 with less than 12 months of outbound telemarketing experience with the Company.

Catalogs and Inbound Telesales.   The Company's two principal catalogs are PC
Connection(R) for the PC market and MacConnection(R) for the Mac market. The Company publishes twelve editions of each of these catalogs annually. The Company distributes catalogs to purchasers on its in-house mailing list as well as to other prospective customers. It sends its two principal catalogs to its best customers twice each month. The initial mailing each month, labeled an ''early edition,'' is sent simultaneously to the best customers throughout the United States and features special offers, such as first-to-market product offerings, highlighted on the cover. The Company also includes a catalog with each order shipped.

In addition, the Company mails specialty catalogs or customized versions of its catalogs to selected customers. The Company distributes specialty catalogs to educational and governmental customers and prospects on a periodic basis. The Company also distributes its monthly catalogs customized with special covers and inserts, offering a wider assortment of special offers on products in specific areas (such as graphics, server/netcom and mobile computing) or for specific customers (such as developers). These customized catalogs are distributed to targeted customers included in the Company's customer database using past identification or purchase history, as well as to outside mailing lists.

Each catalog is printed with full-color photographs, detailed product descriptions and manufacturer specifications. The catalogs are primarily created by in-house designers and production artists on a computer-based desktop publishing system. The in-house preparation of most portions of the catalog expedites the production process, providing for greater flexibility and creativity in catalog production, allowing for last-minute changes in pricing and format, and resulting in significant cost savings. After completion of the design and preparation, the catalogs are outsourced for printing by commercial printers.

The Company employs inbound sales representatives to answer customer telephone calls generated by the Company's catalog, magazine and other advertising programs and to assist customers in purchasing decisions, process product orders and respond to customer inquiries on order status, product pricing and availability. Since 1995, the Company has increased the training of inbound telemarketing personnel and provided incentive compensation based upon sales productivity. The Company employs a flexible staffing model which allows it to maintain excellent customer service during periods of peak demand while maintaining an efficient cost structure. The Company regularly monitors calls for quality assurance purposes. It has been a pioneer in using caller identification for the instant retrieval of customer records. Employing proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information, expediting the ordering process. In addition to receiving orders through the Company's toll-free numbers, orders are also received via fax, mail and electronic mail.

Advertising. The Company has historically advertised in selected personal computer and trade magazines, such as PC Magazine, PC World and Macworld. These advertisements provide product descriptions, manufacturers' specifications and pricing information, and emphasize the Company's service and support features. Additionally, the PC Connection(R) logo and telephone number are included in promotions by selected manufacturers.

www.pcconnection.com. In November 1996, the Company launched an Internet Web site, including a complete product catalog. In July 1997, the Company began accepting electronic orders through its Internet Web site. Product descriptions and prices of all products are provided on-line, with full, updated information for over 12,000 items and on screen images available for over 6,000 items. The Company offers, and continuously updates, selected product offerings and other special buys. The Company believes that in the future its Internet Web site will be an important sales source and communication tool for improving customer service.

Specialty Marketing. The Company's specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, ''fax on demand'' services, package inserts, fax broadcasts and electronic mail. The Company also markets call-answering and fulfillment services to certain of its product vendors such as Iomega Corporation.

Customers. The Company currently maintains an extensive database of customers and prospects aggregating approximately 2,300,000 names. During the year ended December 31, 1998, the Company received orders from approximately 680,000 customers. Approximately 68% of the Company's net sales in the year ended December 31, 1998 were made to customers who had previously purchased products from the Company.


PRODUCTS AND MERCHANDISING

The Company continuously focuses on expanding the breadth of its product offerings. The Company currently offers approximately 25,000 personal computer products designed for business applications from over 1,000 manufacturers, including hardware and peripherals, accessories, networking products and software. The Company offers both PCs and Macs and related products. In 1998, sales of PCs and related products were approximately 80% of the Company's net sales. The Company selects the products that it sells based upon their technology and effectiveness, market demand, product features, quality, price, margins and warranties. As part of its merchandising strategy, the Company also offers new types of products related to PCs, such as digital cameras.

Computer systems/memory is the fastest growing product category, representing 43.7% of net sales in the year ended December 31, 1998, up from 42.2% and 34.8% of net sales in the years ended December 31, 1997 and 1996, respectively. The growth in system sales has been driven primarily by increased outbound sales efforts to business customers and the aggressive sourcing and merchandising of new computer systems lines and products.

The following table sets forth the Company's percentage of net sales (in dollars) of computer systems/memory, peripherals, software, and networking and communications products during the years ended December 31, 1998, 1997 and 1996.

                                                                   PERCENTAGE OF NET SALES
                                                 ---------------------------------------------------------
                                                                 Year Ended December 31,
                                                                 -----------------------
              PRODUCT CATEGORIES                        1998               1997               1996
              ------------------                        ----               ----               ----
Computer Systems/Memory........................         43.7%              42.2%              34.8%
Peripherals....................................         34.5               34.3               38.0
Software.......................................         14.0               15.8               17.6
Networking and Communications  .                         7.8                7.7                9.6
                                                       -----              -----              -----
   Total.......................................        100.0%             100.0%             100.0%
                                                       =====              =====              =====

The Company offers a limited 30-day money back guarantee for most unopened products and selected opened products, although selected products are subject to restocking fees. Substantially all of the products marketed by the Company are warranted by the manufacturer. The Company generally accepts returns directly from the customer and then either credits the customer's account or ships the customer a similar product from the Company's inventory.

PURCHASING AND VENDOR RELATIONS

For the year ended December 31, 1998, the Company purchased approximately 62% of its products directly from manufacturers and the balance from distributors and aggregators, all of which shipped products directly to the Company's distribution facility in Wilmington, Ohio. During the years ended December 31, 1998 and 1997, product purchases from Ingram Micro, the Company's largest vendor, accounted for approximately 20% and 28%, respectively, of the Company's total product purchases. No other vendor accounted for more than 10% of the Company's total product purchases. The Company believes that alternative sources for products obtained from Ingram Micro are available.

Many product suppliers reimburse the Company for advertisements or other cooperative marketing programs in the Company's catalogs or Company advertisements in personal computer magazines that feature a manufacturer's product. Reimbursements may be in the form of discounts, advertising allowances and/or rebates. The Company also receives reimbursements from certain vendors based upon the volume of purchases or sales of the vendors' products by the Company. Historically, the Company received price protection from its vendors on a majority of the products it sold.

Protection takes the form of rebates or credits against future purchases. The Company may participate in the future in end-of-life-cycle and other special purchases which may not be eligible for price protection.

The Company believes that it has excellent relationships with vendors, generally pays vendors within stated terms and takes advantage of all appropriate discounts. The Company believes that because of its volume purchases it is able to obtain product pricing and terms that are competitive with those available to other major direct marketers. Although brand names and individual product offerings are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of the merchandise categories carried by the Company.


DISTRIBUTION

At its approximately 140,000 square foot distribution and fulfillment complex in Wilmington, Ohio, the Company receives and ships inventory, configures computer systems and processes returned products. Orders are transmitted electronically from the Company's New Hampshire sales facilities to its Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Through its Everything Overnight(R) service, the Company guarantees that all orders accepted up until 2:45 a.m. (until midnight on custom-configured systems) will be shipped for overnight delivery via Airborne Express. It ships approximately 75% of its orders through Airborne Express. Upon request, orders may also be shipped by other common carriers.

MANAGEMENT INFORMATION SYSTEMS

The Company uses management information systems, principally comprised of applications software running on IBM AS/400 and RS6000 computers and Microsoft NT-based servers, which the Company has customized for its use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales and distribution, and the preparation of daily operating control reports on key aspects of the business. The Company also operates advanced telecommunications equipment to support its sales and customer service operations. Key elements of the telecommunications systems are integrated with the Company's computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data. The Company believes that its customized information systems enable the Company to improve its productivity, ship customer orders on a same-day basis, respond quickly to changes in its industry and provide high levels of customer service.

The Company's success is dependent in large part on the accuracy and proper use of its information systems, including its telephone systems, to manage its inventory and accounts receivable collections, to purchase, sell and ship its products efficiently and on a timely basis, and to maintain cost-efficient operations. The Company expects to continually upgrade its information systems to more effectively manage its operations and customer database. The Company recently replaced its order management and fulfillment software with new software and converted its principal computer equipment to new IBM AS400 platform systems, both of which are better suited to the Company's expected scale of operations and are designed to be Year 2000 compliant.

COMPETITION

The direct marketing and sale of personal computers and related products is highly competitive. PC Connection competes with other direct marketers of personal computers and related products, including CDW Computer Centers, Inc., Insight Enterprises, Inc. and Micro Warehouse, Inc. The Company also competes with certain product manufacturers that sell directly to customers, such as Dell Computer Corporation and Gateway, Inc., and more recently Compaq, IBM and Apple; distributors that sell directly to certain customers, such as MicroAge, Inc. and Vanstar Corporation; various cost-plus aggregators, franchisers, and national computer retailers, such as CompUSA, Inc., and companies with more extensive Internet Web sites and commercial on-line networks. Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future.

The Company competes not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of the Company's competitors are larger and have substantially greater financial resources than the Company.

The Company believes that price, product selection and availability, and service and support are the most important competitive factors in its industry.

INTELLECTUAL PROPERTY RIGHTS

The Company conducts its business under the marks PC Connection(R) and MacConnection(R) and their related logos. Other Company trademarks and service marks include Everything Overnight(R), One-Minute Mail Order(R), PC & Mac Connection(R), Systems Connection(R), The Connection(R), Raccoon Character(R), Service Connection(TM), Graphics Connection(TM), and Memory Connection(TM). The Company intends to use and protect these and its other marks, as it deems necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. The Company does not maintain a traditional research and development group, but works closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, both with respect to the products it sells and the products it uses to conduct its business.

EMPLOYEES

As of December 31, 1998, the Company employed 1,046 persons, of whom 449 were engaged in sales related activities, 80 were engaged in providing customer service and support, 331 were engaged in purchasing, marketing and distribution related activities, 59 were engaged in the operation and development of management information systems, and 127 were engaged in administrative and accounting functions. The Company considers its employee relations to be good. The Company's employees are not represented by a labor union, and it has experienced no work stoppages since inception.

================================================================================
ITEM 2.  PROPERTIES
================================================================================

In November 1997, the Company entered into a fifteen year lease for a new corporate headquarters and telemarketing center located at Route 101A, 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated entity, related to the Company through common ownership. The Company occupied this facility upon completion of construction in late November 1998, and the lease payments commenced in December 1998. The Company also leases 140,000 square feet in two facilities in Wilmington, Ohio, which houses its distribution and order fulfillment operations. The Company also operates telemarketing centers in Dover, Hudson, and Keene, New Hampshire. While the Company believes that its existing distribution facilities in Wilmington, Ohio will be sufficient to support the Company's anticipated needs through the next twelve months, it is evaluating additional and/or alternative facilities for distribution to support future growth.

================================================================================
ITEM 3.  LEGAL PROCEEDINGS
================================================================================

The Company currently is not a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.

================================================================================
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
================================================================================

There were no matters submitted during the fourth quarter of 1998 to a vote of securitity holders.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages as of March 18, 1998 are as follows:

NAME                 AGE                   POSITION
----                 ---                   --------
Patricia Gallup      44    Chairman of the Board and Chief Executive Officer

David Hall           49    Vice Chairman of the Board

Wayne L. Wilson.     50    President and Chief Operating Officer

Robert F. Wilkins    37    Senior Vice President of Sales and Marketing

John L. Bomba, Jr.   45    Vice President of Information Services and Chief
                           Information Officer

Mark A. Gavin        37    Vice President of Finance and Chief Financial Officer

PATRICIA GALLUP is a co-founder of the company and has served as Chairman of the Board and Chief Executive Officer of the Company since January 1998. From September 1995 to January 1998, Ms. Gallup served as the Chairman of the Board, President and Chief Executive Officer of the Company. From September 1994 to September 1995, she served as Chairman of the Board and Chief Executive Officer of the Company. From August 1990 to September 1994, Ms. Gallup served as the Company's President and Chief Executive Officer.

DAVID HALL is a co-founder of the Company and has served as Vice Chairman of the Board since November 1997. From June 1997 to November 1997, Mr. Hall served as the Vice Chairman of the Board, Executive Vice President and Treasurer of the Company. From February 1995 to June 1997, Mr. Hall served as the Company's Vice Chairman of the Board and Executive Vice President. From March 1991 to February 1995, he served as the Executive Vice President of the Company.

WAYNE L. WILSON has served as President and Chief Operating Officer of the Company since January 1998 and Chief Financial Officer from January 1998 to March 1998. From January 1996 to January 1998, Mr. Wilson served as Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company. From August 1995 to January 1996, he served as Senior Vice President of Finance and Chief Financial Officer of the Company. Prior to joining the Company, Mr. Wilson was a partner in the accounting and consulting firm of Deloitte & Touche LLP from June 1986 to August 1995.

ROBERT F. WILKINS has served as Senior Vice President of Merchandising and Product Management of the Company since January 1998. From December 1995 to January 1998. Mr. Wilkins served as Vice President of Merchandising and Product Management of the Company. From September 1994 to December 1995 he was a consultant to the Company and certain of its affiliates. From February 1990 to September 1994, Mr. Wilkins served as President of Mac's Place.

JOHN L. BOMBA, JR. has served as Vice President of Information Services and Chief Information Officer of the Company since May 1997. From May 1994 to April 1997, Mr. Bomba served as Director of Worldwide Information Systems for Micro Warehouse, Inc. Prior to May 1994; he served as Director of Professional Services for Innovative Information Systems, Inc.

MARK A. GAVIN has served as Vice President of Finance and Chief Financial Officer of the Company since March 1998. Prior to joining PC Connection, Mr. Gavin held the position of Executive Vice President and Chief Operating Officer at CFX Corporation, a bank holding company in Keene, New Hampshire. Prior to CFX, Mr. Gavin worked as a Manager for Ernst & Young, LLP.

                                    PART II

================================================================================
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
================================================================================

Market Information
------------------

On March 6, 1998, the Company closed its initial public offering of 3,593,750 shares (including 468,750 shares issued upon the exercise of an underwriters' overallotment option) of Common Stock (the "Offering") at an offering price of $17.50 per share.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PCCC". The bid price information included herein is derived from the Nasdaq Monthly Statistical Report. This report represents quotations by dealers, may not reflect applicable markups, markdowns or commissions, and does not necessarily represent actual transactions.

                                                         Common Stock
                                                   High Bid        Low Bid
                                                  ---------------------------
Calendar Year 1998
   First Quarter                                    $22 1/8         $18 5/8
   Second Quarter                                    22 1/4          12
   Third Quarter                                     25 3/4           9 3/4
   Fourth Quarter                                    40               6

As of March 18, 1999, there were 15,624,856 shares outstanding of the Common Stock of the Company held by approximately 70 stockholders of record.

================================================================================
ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
================================================================================

The following selected financial and operating data should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for each of the years in the five-year period ended December 31, 1998 are derived from the audited financial statements of the Company. The Company's financial statements as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998 and the independent auditors' report thereon, are included elsewhere herein:

                                                                            Year Ended December 31,
                                                   -------------------------------------------------------------------------
                                                       1998           1997            1996            1995          1994
                                                   -------------------------------------------------------------------------
                                                     (dollars in thousands, except per share and selected operating data)
STATEMENT OF OPERATIONS DATA:
 Net sales                                          $   732,370    $   550,575      $   333,322   $   252,217   $   196,659
 Cost of sales                                          639,096        474,609          282,117       211,299       165,957
                                                    -----------    -----------      -----------   -----------   -----------
 Gross profit                                            93,274         75,966           51,205        40,918        30,702
 Selling, general and administrative expenses            68,521         56,596           43,739        38,373        32,653
 Additional stockholder/officer compensation/(1)/         2,354         12,130            1,259             -             -
                                                    -----------    -----------      -----------   -----------   -----------
 Income (loss) from operations                           22,399          7,240            6,207         2,545        (1,951)
 Interest expense                                          (415)        (1,355)          (1,269)       (1,296)         (594)
 Other, net                                                 565            (42)              70            62            80
                                                    -----------    -----------      -----------   -----------   -----------
 Income (loss) before income taxes                       22,549          5,843            5,008         1,311        (2,465)
 Income tax benefit (provision)/(2)/                     (3,905)          (639)            (252)          (38)          124
                                                    -----------    -----------      -----------   -----------   -----------
 Net income (loss)                                  $    18,644    $     5,204      $     4,756   $     1,273   $    (2,341)
                                                    ===========    ===========      ===========   ===========   ===========
 PRO FORMA DATA/(3)/:
 Net income                                         $    15,272    $    10,890
                                                    ===========    ===========
 Basic net income per share                               $1.01           $.79
                                                    ===========    ===========
 Diluted net income per share                              $.98           $.76
                                                    ===========    ===========
 SELECTED OPERATING DATA:
 Active customers/(4)/                                  684,000        510,000          424,000       353,000       295,000
 Catalogs distributed                                42,150,000     33,800,000       18,600,000    16,800,000    16,900,000
 Orders entered(5)                                    1,510,000      1,252,000          910,000       854,000       803,000
 Average order size(5)                              $       580    $       524      $       453   $       346   $       282


                                                                                  December 31,
                                                    -----------------------------------------------------------------------
                                                        1998           1997             1996          1995        1994
                                                    -----------------------------------------------------------------------
                                                                               (dollars in thousands)
BALANCE SHEET DATA:
 Working capital                                    $    53,768    $    18,907      $    14,622   $    10,994   $     2,770
 Total assets                                           164,510        105,442           77,358        49,661        53,830
 Short-term debt                                            123         29,568           13,057         4,933         6,106
 Long-term debt (less current maturities):
 Capital lease obligations                                7,081              -                -             -             -
 Term loan                                                    -          3,250            4,250         5,000             -
 Total stockholders' equity                              69,676         24,120           18,043        13,057        11,687

(1) Represents amounts accrued or distributed in excess of aggregate annual base salaries approved by the Board of Directors and generally represents Company-related federal income tax obligations payable by the stockholders.
(2) For all periods prior to March 6, 1998, the Company had been an S Corporation and, accordingly, had not been subject to federal income taxes.
(3) The following pro forma adjustments have been made to the historical results of operations to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for 1998 and 1997:
    (i) Elimination of stockholder/officer compensation in excess of aggregate annual base salaries of $600 in effect during 1998 in accordance with employment agreements; and
    (ii) Computation of income tax expense assuming an effective tax rate of approximately 39% (see Note 9 to the financial statements) and after adjusting stockholder/officer compensation expense described in (i) above.
(4) Represents estimates of all customers included in the Company's mailing list who have made a purchase within the last twelve month period.
(5) Does not reflect cancellations or returns.

================================================================================
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption "Factors That May Affect Future Results and Financial Condition" included within this section. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, continued sales of Mac products, competitive risks, pricing risks, Year 2000 compliance issues and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

GENERAL

The Company was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers. The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. The Company initially sought customers through advertising in selected computer industry publications and the use of inbound toll free telemarketing. Currently, the Company seeks to generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to the Company's catalogs and other advertising, and (iii) the Company's Internet web site. In late 1996 the Company commenced selling products through its Internet Web site.

The Company offers both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last three years, from 23.0% of net sales in 1996 to 19.9% of net sales for the year ended December 31, 1998. Although net sales attributable to Mac products increased in the year ended December 31, 1998, as compared to the comparable period in 1997, the Company believes that such sales will continue to decrease as a percentage of net sales and may decline in dollar volume in 1999 and future years.

All of the Company's product categories experienced strong growth in the year ended December 31, 1998 with sales of computer systems representing the fastest growing category. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $453 in the year ended December 31, 1996 to $580 in the year ended December 31, 1998. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they generally yield the lowest gross margin percentage. Partially as a result of higher system sales, the Company's gross margin percentage has declined over the last two years while the operating income margin has increased due to the leveraging of selling, general and administrative expenses over a larger sales base.

The Company's profit margins are also influenced by, among other things, industry pricing and the relative mix of inbound versus outbound sales. Generally, pricing in the computer and related products market is very aggressive, and the Company intends to maintain prices at competitive levels. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin on such sales is generally lower than inbound sales. However, the gross profit dollar contribution per order is generally higher as average order sizes of orders to corporate accounts are usually larger. The Company believes that outbound sales will continue to represent a larger portion of its business mix in future periods.

The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell Computer Corporation ("Dell") and Gateway, Inc. ("Gateway"), manufacturers of PCs sold by the Company, such as Compaq and IBM, have also announced varying plans to sell PCs directly to end users. Separately, both Compaq and IBM have announced plans to increase their reliance on reseller arrangements with direct marketers such as the Company as part of their own marketing programs designed to compete more effectively with Dell and Gateway. The Company currently believes that direct sales by Compaq and IBM will not have a significant adverse effect upon the Company's net sales.

Most product manufacturers provide the Company with co-op advertising support in exchange for product coverage in the Company's catalogs. Although the level of co-op advertising support available to the Company from certain manufacturers has declined, and may decline further in the future, the overall level of co-op advertising revenues has continued to increase consistent with the Company's increased levels of spending for catalog and other advertising programs. The Company believes that the overall levels of co-op advertising revenues available over the next twelve months will be consistent with the Company's planned advertising programs.

In connection with the relocation of its headquarters facility beginning in October 1998, the Company incurred certain one-time moving and other costs of approximately $300,000, which were charged to operating costs. In connection with the Offering of the Company's Common Stock that closed in March 1998, the Company reported certain non-recurring, non-cash items in the year ended December 31, 1998. See "Initial Public Offering" and "Pro Forma and Other Adjustments" below.


INITIAL PUBLIC OFFERING

On March 6, 1998, the Company closed its Offering of 3,593,750 shares (including 468,750 shares issued upon the exercise of an underwriters' overallotment option) of Common Stock at an offering price of $17.50 per share. Net proceeds to the Company after deducting expenses of the Offering were approximately $57.3 million. See "Liquidity and Capital Resources."


PRO FORMA AND OTHER ADJUSTMENTS

The pro forma income statements presented below have been determined by applying the following pro forma and other adjustments to the Company's historical income statements containing periods prior to March 6, 1998:

Pro Forma Adjustments
---------------------

1. Elimination of stockholder/officer compensation in excess of aggregate established 1998 annual base salaries ($600,000) for all periods prior to March 6, 1998. The amounts eliminated generally represent Company-related S Corporation tax obligations payable by the stockholder/officers for periods prior to March 6, 1998.

2. Elimination of the historical income tax benefit/provision for all periods prior to March 6, 1998 (including elimination of the $4.2 million income tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status) and establishment of a provision for federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Internal Revenue Code, assuming an effective tax rate of approximately 39% after an adjustment for stockholder/officer compensation described in Paragraph 1 above.


Other Adjustments
-----------------

1. Elimination for the year ended December 31, 1998 of an $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven years to four years in connection with the Offering.

PRO FORMA INCOME STATEMENTS, AS ADJUSTED

                                                       YEAR ENDED DECEMBER 31,
                                                ----------------------------------------
                                                              % OF               % OF
(Amounts in thousands, except per share data)    1998      NET SALES  1997     NET SALES
                                                ----------------------------------------
Net sales                                       $732,370   100.00%  $550,575   100.00%
Cost of sales                                    639,096    87.26    474,609    86.20
                                                --------   ------   --------   ------
     GROSS PROFIT                                 93,274    12.74     75,966    13.80
Selling, general and administrative expenses      67,651     9.24     56,596    10.28
Additional stockholder/officer compensation            -        -        120      .02
                                                --------   ------   --------   ------
Income from operations                            25,623     3.50     19,250     3.50
Interest expense                                    (415)    (.06)    (1,355)    (.25)
Other, net                                           565      .08        (42)    (.01)
                                                --------   ------   --------   ------
Income before income taxes                        25,773     3.52     17,853     3.24
Income taxes                                      (9,971)   (1.36)    (6,963)   (1.26)
                                                --------   ------   --------   ------
     PRO FORMA NET INCOME, AS ADJUSTED          $ 15,802     2.16%  $ 10,890     1.98%
                                                ========   ======   ========   ======

Weighted average shares outstanding:
   Basic                                          15,165              13,861
                                                ========            ========
   Diluted                                        15,669              14,244
                                                ========            ========
Pro forma earnings per share, as adjusted:
   Basic                                        $   1.05            $    .79
                                                ========            ========
   Diluted                                      $   1.02            $    .76
                                                ========            ========

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales.

                                                                  YEAR ENDED DECEMBER 31,
                                                                 ------------------------
                                                                  1998     1997     1996
                                                                 ------------------------
Net sales (in millions)                                          $732.4   $550.6   $333.3
                                                                 ======   ======   ======
Net sales                                                         100.0%   100.0%   100.0%
Gross profit                                                       12.7     13.8     15.4
Selling, general and administrative expenses                        9.4     10.3     13.1
Additional stockholder/officer compensation                         0.3      2.2      0.4
Income from operations                                              3.1      1.3      1.9
Interest expense                                                   (0.0)    (0.2)    (0.4)
Income before income taxes                                          3.1      1.0      1.5
Income taxes                                                       (0.5)    (0.1)    (0.1)
Net income                                                          2.6      0.9      1.4
Pro forma net income                                                2.1      2.0

The following table sets forth for the periods indicated the Company's percentage of net sales (in dollars) of computer systems/memory, peripherals, software and networking and communications products.

                                                   YEAR ENDED DECEMBER 31,
                                                   ----------------------
                                                     1998   1997    1996
                                                   ----------------------
PRODUCT CATEGORIES
------------------
Computer Systems/Memory                             43.7%   42.2%   34.8%
Peripherals                                         34.5    34.3    38.0
Software                                            14.0    15.8    17.6
Networking and Communications                        7.8     7.7     9.6
                                                   -----   -----   -----
Total                                              100.0%  100.0%  100.0%
                                                   =====   =====   =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net sales increased $181.8 million, or 33.0%, to $732.4 million in 1998 from $550.6 million in 1997. The growth in net sales, which included a 10.7% increase in average order size, was primarily attributable to (i) continued improvements in merchandising and product mix, including the stocking and sale of computer systems; (ii) continued expansion and increased productivity of the Company's outbound telemarketing group; and (iii) an increase in the number of catalog mailings. System/memory sales increased to 43.7% of net sales in 1998 from 42.2% in 1997. Outbound sales increased $133.7 million, or 52.0%, to $390.9 million in 1998 from $257.2 million in 1997. The number of catalogs mailed increased by 24.9%, from 33.8 million catalogs in 1997 to 42.2 million catalogs in 1998.

Gross profit increased $17.3 million, or 22.8%, to $93.3 million in 1998 from $76.0 million in 1997. The increase in gross profit dollars was primarily attributable to the increase in net sales described above. Gross profit margin decreased from 13.8% in 1997 to 12.7% in 1998 due primarily to a higher rate of growth in sales of lower margin computer systems, increased price competition, decreases in average unit selling prices and an increase in the rate of charges to cost of sales for slow-moving and obsolete inventory. However, the Company continued to generate higher gross profit dollars per order, enabling it to leverage its operating expenses, as described below. The Company's gross profit margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses increased $11.9 million, or 21.1%, to $68.5 million in 1998 from $56.6 million in 1997, but decreased as a percentage of sales to 9.4% in 1998 from 10.3% in 1997. The increase in expense was attributable to increases in volume-sensitive costs such as sales personnel and credit card fees. The decrease as a percentage of net sales was primarily attributable to the continued leveraging of selling, general and administrative expenses over a larger sales base.

Selling, general and administrative expenses, excluding the one-time charge for stock option compensation expense, increased by $11.1 million, or 19.5%, to $67.7 million for the year ended December 31, 1998 from $56.6 million for the comparable period in 1997, but decreased as a percentage of sales from 10.3% in 1997 to 9.2% in 1998.

Additional stockholder/officer compensation paid to the Company's two principal stockholders, who also serve as officers and directors, represents amounts accrued or distributed in excess of aggregate annual base salaries ($600,000 aggregate base salaries for 1998 and $480,000 for each of 1997 and 1996) approved by the Board of Directors of the Company and generally represent Company-related federal income tax obligations payable by the stockholders. Effective upon the closing of the Offering, these stockholder/officers were paid annual base salaries aggregating $600,000. Selling, general and administrative expenses on a pro forma basis were $56.7 million, or 10.3% of net sales, for 1997, as adjusted to give effect to $600,000 of aggregate base salaries payable to the Company's two stockholder/officers. Additional stockholder/officer compensation decreased by $9.8 million, or 80.6% to $2.4 million in 1998 from $12.1 million in 1997. This decrease is attributable to the Company's termination of its S Corporation status upon consummation of the Offering, which eliminated the need to make further distributions to the stockholder/officers for payment of Company-related federal income tax obligations.

Income from operations increased by $15.2 million, or 209.4%, to $22.4 million for the year ended December 31, 1998 from $7.2 million for the comparable period in 1997. Income from operations as a percentage of net sales increased from 1.3% in 1997 to 3.1% in 1998 for the reasons discussed above. Income from operations, excluding additional stockholder/officer compensation, for the year ended December 31, 1998 was $24.8 million, an increase of $5.4 million, or 27.8%, over the prior year income of $19.4 million. Income from operations as a percentage of net sales, excluding additional stockholder/officer compensation, decreased from 3.5% in 1997 to 3.4% in 1998.

Income from operations, excluding both the one-time charge for stock option compensation expense in 1998 ($870,000) and the additional stockholder/officer compensation in excess of their aggregate annual base salaries of $600,000 ($2.4 million and $12.0 million for the year ended December 31, 1998 and 1997, respectively), increased by $6.3 million, or 33.1%, to $25.6 million for the year ended December 31, 1998 from $19.3 million for the comparable period in 1997. Such income from operations as a percentage of net sales was 3.5% for 1998 and 1997.

Interest expense decreased by $940,000, or 69.4%, to $400,000 in 1998 from $1.4 million in 1997, primarily due to the repayment of all outstanding borrowings under the Company's line of credit in March 1998 upon the closing of the Offering.

Net income increased by $13.4 million, or 258.3%, to $18.6 million in 1998 from $5.2 million in 1997, principally as a result of the increase in income from operations.

Pro forma net income for 1998 and 1997 is determined by (i) eliminating stockholder/officer compensation in excess of the aggregate base salaries ($600,000) described above under "selling, general and administrative expenses" and (ii) adding a provision for federal income taxes that would have been payable by the Company if taxed under Subchapter C of the Internal Revenue Code. Net income on a pro forma basis as described above would have been $15.3 million for 1998, compared to $10.9 million for 1997. The difference in pro forma net income compared to historical net income represents the elimination of $2.4 million and $12.0 million in stockholder/officer compensation in 1998 and 1997, respectively, offset by higher provisions for federal income taxes of $5.7 million and $6.3 million, respectively.

Excluding a one-time charge for the acceleration of certain stock option compensation expense (described above), the Company would have reported pro forma net income of $15.8 million, or $1.02 per share, for the year ended December 31, 1998, compared to pro forma net income of $10.9 million, or $.76 per share, for the comparable period in 1997, an increase of $.26 per share, or 34%.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales increased $217.3 million, or 65.2%, to $550.6 million in 1997 from $333.3 million in 1996. Growth in net sales, which included a 15.7% increase in average order size, was primarily attributable to: (i) improvements in merchandising and product mix, especially a greater emphasis on the stocking and sale of computer systems; (ii) continued expansion and increased productivity of the Company's outbound telemarketing group; (iii) an increase in the number of catalog mailings; and (iv) improved inbound sales conversion ratios. System/memory sales increased to 42.2% of net sales in 1997 from 34.8% in 1996. Outbound sales increased by $130.5 million, or 103.1%, to $257.2 million in 1997 from $126.7 million in 1996. The number of catalogs mailed increased by 81.7%, from 18.6 million catalogs in 1996 to 33.8 million catalogs in 1997.

Gross Profit increased by $24.8 million, or 48.4%, to $76.0 million in 1997 from $51.2 million in 1996. The increase in gross profit dollars was primarily attributable to the increase in net sales described above. Gross profit margin decreased from 15.4% in 1996 to 13.8% in 1997 due primarily to a higher rate of growth in sales of lower margin computer systems, increased price competition, decreases in average unit selling prices and an increase in the rate of charges to cost of sales for slow-moving and obsolete inventory. However, the Company generated higher gross profit dollars per order, enabling it to leverage its operating expenses.

Selling, general and administrative expenses increased by $12.8 million, or 29.4%, to $56.6 million in 1997 from $43.7 million in 1996, but decreased as a percentage of sales to 10.3% in 1997 from 13.1% in 1996. The increase in expenses was primarily attributable to increases in volume-sensitive costs such as sales personnel and credit card fees. The decrease as a percentage of net sales was primarily attributable to improved expense control and the leveraging of selling, general and administrative expenses over a larger sales base.

Selling, general and administrative expenses on a pro forma basis, after elimination of stockholder/officer compensation in excess of $600,000 were $56.7 million (or 10.3% of net sales) for 1997, compared to $43.9 million for 1996.

Additional stockholder/officer compensation increased by $10.8 million, or 863.5%, to $12.1 million in 1997 from $1.3 million in 1996. This increase is attributable to increases in net income.

Income from operations increased by $1.0 million, or 16.6%, to $7.2 million in 1997 from $6.2 million in 1996. Income from operations as a percentage of net sales decreased from 1.9% to 1.3% for the reasons discussed above. Income from operations, excluding additional stockholder/officer compensation, for the years ended December 31, 1997 and 1996 was $19.4 million and $7.5 million, respectively, an increase of $11.9 million, or 159.4%. Income from operations as a percentage of net sales, excluding additional stockholder/officer compensation, increased from 2.2% to 3.5% for the reasons discussed above.

Interest expense in 1997 increased by $86,000, or 6.8%, to $1.4 million in 1997 from $1.3 million in 1996, primarily due to higher average outstanding borrowings under the Company's line of credit.

Net income increased $448,000, or 9.4%, to $5.2 million in 1997 from $4.8 million in 1996, principally as a result of the increase in income from operations.

Pro forma net income would have been $10.9 million for 1997, based on the pro forma adjustments referred to above. The difference in pro forma net income compared to historical net income represents the elimination of $12.0 million in stockholder/officer compensation offset by a $6.3 million higher provision for federal income taxes.

SELECTED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 1, 1997. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See "Factors That May Affect Future Results and Financial Condition - Historical Net Losses; Variability of Quarterly Results."

                                                                           QUARTERS ENDED
                                                        --------------------------------------------------
                                                        MARCH 31,      JUNE 30,      SEPT. 30,   DEC. 31,
                                                           1998          1998           1998       1998
                                                        --------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                $168,643         $174,349    $169,089   $220,289
Cost of sales                                             146,694          151,768     147,837    192,797
                                                         --------         --------    --------   --------
      Gross profit                                         21,949           22,581      21,252     27,492
Selling, general and administrative expenses               16,858           16,042      16,317     19,304
Additional stockholder/officer compensation                 2,354               --          --         --
                                                         --------         --------    --------   --------
      Income from operations                                2,737            6,539       4,935      8,188
Interest expense                                             (206)             (51)        (10)      (148)
Other, net                                                     86              213         233         33
                                                         --------         --------    --------   --------
Income before income taxes                                  2,617            6,701       5,158      8,073
Income tax benefit (provision)/(1)/                         3,788           (2,613)     (2,012)    (3,068)
                                                         --------         --------    --------   --------
  Net Income                                             $  6,405         $  4,088    $  3,146   $  5,005
                                                         ========         ========    ========   ========

Weighted average common shares outstanding:
 Basic                                                                      15,414      15,443     15,548
                                                                          ========    ========   ========
 Diluted                                                                    15,938      16,000     15,963
                                                                          ========    ========   ========

Earnings per common share:
 Basic                                                                    $    .27    $     20   $    .33
                                                                          ========    ========   ========
 Diluted                                                                  $    .26    $    .20   $    .32
                                                                          ========    ========   ========
Pro forma data:
Historical income before income taxes                    $  2,617
Pro forma adjustment - stockholder/officer compen-
     sation in excess of the aggregate base salaries        2,354
                                                         --------
Pro forma income before taxes                               4,971
Pro forma income taxes                                      1,938
                                                         --------
Pro forma net income/(2)/                                $  3,033
                                                         ========
Pro forma weighted average shares outstanding:
 Basic                                                     14,236
                                                         ========
 Diluted                                                   14,835
                                                         ========

Pro forma earnings per share:
 Basic                                                   $    .21
                                                         ========
 Diluted                                                 $    .20
                                                         ========

                                                                       QUARTERS ENDED
                                                    --------------------------------------------------
                                                    MARCH 31,      JUNE 30,      SEPT. 30,   DEC. 31,
                                                       1997          1997           1997       1997
                                                    --------------------------------------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                            $122,823         $121,500    $139,137   $167,115
Cost of sales                                         105,444          104,723     119,841    144,601
                                                     --------         --------    --------   --------
Gross profit                                           17,379           16,777      19,296     22,514
Selling, general and administrative expenses           13,637           12,791      14,537     15,631
Additional stockholder/officer compensation             2,450            2,980       3,200      3,500
                                                     --------         --------    --------   --------
       Income from operations                           1,292            1,006       1,559      3,383
Interest expense                                         (367)            (299)       (267)      (422)
Other, net                                                  5              (11)        (37)         1
                                                     --------         --------    --------   --------
Income before income taxes                                930              696       1,255      2,962
Income tax provision/(1)/                                (130)            (134)       (165)      (210)
                                                     --------         --------    --------   --------
       Net income                                    $    800         $    562    $  1,090   $  2,752
                                                     ========         ========    ========   ========
Pro forma data:
  Historical income before income taxes              $    930         $    696    $  1,255   $  2,962

  Pro forma adjustment - stockholder/officer
     compensation in excess of the aggregate
     base salaries                                      2,420            2,950       3,170      3,470
                                                     --------         --------    --------   --------
  Pro forma income before taxes                         3,350            3,646       4,425      6,432
  Pro forma income taxes                                1,307            1,422       1,726      2,508
                                                     --------         --------    --------   --------
  Pro forma net income/(2)/                          $  2,043         $  2,224    $  2,699   $  3,924
                                                     ========         ========    ========   ========

  Pro forma weighted average shares outstanding:
     Basic                                             13,861           13,861      13,861     13,861
                                                     ========         ========    ========   ========
     Diluted                                           14,149           14,124      14,259     14,393
                                                     ========         ========    ========   ========
  Pro forma earnings per share:
     Basic                                           $    .15         $    .16    $    .20   $    .28
                                                     ========         ========    ========   ========
     Diluted                                         $    .14         $    .16    $    .19   $    .27
                                                     ========         ========    ========   ========

/(1)/ For all periods prior to March 6, 1998 described herein, the Company elected to be treated as an S Corporation under Subchapter S of the Code, and applicable state laws. Effective March 6, 1998, the closing of the Company's initial public offering, the Company's S Corporation election was automatically terminated, and the Company became subject to federal and state income taxes as a C Corporation from that date forward. For the quarter ended March 31, 1998, the income tax provision includes a $4.2 million tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status.
/(2)/ Pro forma net income is determined by (i) eliminating stockholder/officer compensation in excess of the aggregate base salaries ($600,000) per year and (ii) by eliminating the actual income tax provision and adding a provision for Federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code for all periods prior to March 6, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. The Company believes that funds generated from operations, together with the net proceeds from the Offering and available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least through 1999. The Company's ability to continue funding its planned growth is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

At December 31, 1998, the Company had cash and cash equivalents of $11.9 million and working capital of $53.8 million. At December 31, 1997, the Company had working capital of $18.9 million.

Net cash provided by operating activities was $29.4 million in the year ended December 1998, compared to $10.4 million and $4.5 million used in the years ended December 31, 1997, and 1996, respectively. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Historically, inventories and accounts payable have increased as a result of the sales growth of the Company. Accounts receivable have increased primarily due to an increase in open account sales to commercial customers resulting from the Company's continued efforts to increase its sales to such customers offset in part by a higher rate of increase in accounts receivable allowances for sales returns and doubtful accounts related to the growth in sales. Additionally, receivables from vendors increased due to the increased activity in vendor rebate and other programs.

Capital expenditures were $9.9 million and $4.5 million in the years ended December 31, 1998 and 1997, respectively. The Company expects capital expenditures, primarily for the purchase of computer hardware and software and other fixed assets, to be approximately $10.0 million for the year ending December 31, 1999.

As of December 31, 1998, the Company had a credit agreement with a bank providing for short-term borrowings equal to the lesser of $45.0 million or an amount determined by a formula based on accounts receivable and inventory balances. Borrowings under this agreement are collateralized by the Company's accounts receivable and inventories (other than inventories pledged to secure trade credit arrangements) and bear interest at the bank's prime rate (7.75% at December 31, 1998) or LIBOR plus 2.0% at the Company's option. No amounts were outstanding under this agreement as of December 31, 1998. The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, except for dividends to stockholders in respect of income taxes, none of which the Company believes significantly restricts the Company's operations.

At December 31, 1998, the Company had $77.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $21.8 million payable to two financial institutions under security agreements to facilitate the purchase of inventory.

YEAR 2000 COMPLIANT INFORMATION SYSTEMS

The change in date from 1999 to 2000 poses potential problems for many computer and electro-mechanical systems around the world. Some of the Company's systems could be affected by this problem which could have a material adverse effect on the Company's business, financial condition and results of operations.

In order to minimize any potential disruption to the Company's business, the Company has an active, on-going program to evaluate its systems and take corrective action prior to the millennium change. A full-time senior manager is responsible for managing the Year 2000 Project, which is comprised of five phases: awareness, assessment, renovation, validation and implementation. For each system that is determined to be non-compliant, the Company is taking one of the following three courses of action to achieve date compliance: (i) renovate (convert) the current system; (ii) replace the current system with a new date compliant system; or (iii) retire the current system because it no longer serves a valid business need.

The Company recently replaced its order management and fulfillment software with new software and converted its principal computer equipment to new IBM AS400 platform systems, both of which are better suited to the Company's expected scale of operations and are designed to be Year 2000 compliant. The Company is investigating the extent to which its other systems may be affected and communicating to all of its system vendors concerning timely and completed remedies for those systems requiring modification. The Company currently believes it will be able to modify or replace any affected systems in time to minimize any detrimental effect on operations.

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

Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 awareness, assessment, renovation and validation efforts, which began in 1996, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of December 31, 1998 it had completed approximately 80% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The majority of the projects comprising the remaining 20% of the initiatives are in process and expected to be substantially completed by June 30, 1999.

                                                                    TIME        PERCENT
                                                                    FRAME      COMPLETED
                                                                    -----      ---------
Status of overall Year 2000 Project:
 Awareness                                                      10/97 - 06/98     100%
 Assessment                                                     10/97 - 12/98     100%
 Renovation                                                     04/98 - 09/99      75%
 Validation                                                     05/98 - 11/99      65%
 Implementation                                                 05/98 - 12/99      75%

Summary of significant Year 2000 projects completed:

 Conversion to new IBM AS400                                    10/96 - 09/98     100%
 Conversion to new order management and fulfillment software    10/96 - 09/98     100%

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

The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, for all Year 2000 issues that are not properly identified, or assessments, renovation, validation and implementation are not effected timely with respect to Year 2000 problems, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company is presently undertaking, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with worst case scenarios, and such scenarios have not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning before December 31, 1999.

The costs of the Company's Year 2000 awareness, assessment, renovation, validation and implementation efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to assess, renovate and implement all relevant computer codes and embedded technology and similar uncertainties. In addition, variability of definitions of "Year 2000 Compliance" and the myriad of different products and services and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

INFLATION

The Company has historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. The Company does not expect inflation to have a significant impact on its business in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company's future results and financial condition are dependent on the Company's ability to continue to successfully market, sell, and distribute computers, hardware and software. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below:

No Assurance of Future Growth
------------------------------

Net sales have grown from $196.7 million for the year ended December 31, 1994 to $732.4 million for the year ended December 31, 1998. This growth has placed increasing demands on the Company's management resources and facilities. The Company's business strategy is to pursue additional growth and expand its customer base, which is likely to result in additional demands on the Company's resources. The Company's future success will depend in part on the ability of the Company to manage any future growth effectively. There can be no assurance that the Company will realize future growth in net sales or will not experience decreases in net sales.

Risks Related to Transition or Expansion of Facilities
-------------------------------------------------------

Additional and/or alternative facilities for distribution and sales may be required to support significant future growth in the Company's net sales, if realized. There can be no assurance that suitable facilities will be available, and in the absence of such facilities, future growth could be impaired.

Dependence on Management Information Systems
---------------------------------------------

The Company's success is dependent on the accuracy, reliability and proper use of its management information systems, including its telephone system, and the information generated by its management information systems. The Company does not currently have redundant systems for all functions performed by its management information systems or a redundant or back-up telephone system. Any interruption in these systems or in telephone service could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Rapid Technological Change and Exposure to Inventory Obsolescence
------------------------------------------------------------------

The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. The Company's success depends in part on its ability to identify and market products that meet the needs of the marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, the Company may carry increased inventory levels of certain products in the future, which will subject it to increased risk of inventory obsolescence. In the implementation of its business strategy, the Company intends, among other things, to place larger than typical inventory stocking orders, increase its participation in first-to-market purchase opportunities, and may in the future participate in end-of-life-cycle purchase opportunities and market products on a private-label basis, all of which will further increase the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges and there can be no assurance that the Company will be able to avoid losses related to obsolete inventory. In addition, some manufacturers provide the Company with co-op advertising support in the form of products, for which there may be no return privileges. Finally, certain build-to-order programs currently being implemented by some computer systems manufacturers will likely include reductions in the levels of price protection and product returns made available by such manufacturers. See "Business--Products and Merchandising."

Availability and Allocation of Goods
-------------------------------------

The Company acquires products for resale from manufacturers as well as from distributors. Purchases of products from the five vendors supplying the greatest amount of goods to the Company constituted 44.5% and 46.5% of the Company's total product purchases in the years ended December 31, 1998 and 1997, respectively. Among these five vendors, purchases from Ingram Micro, Inc. ("Ingram Micro") represented 20.3% and 28.0% of the Company's total product purchases in the years ended December 31, 1998 and 1997, respectively. No other vendor supplied more than 10% of the Company's total product purchases in the year ended December 31, 1998. The loss of Ingram Micro could cause a short-term disruption in the availability of products and could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Substantially all of the Company's contracts and arrangements with its vendors that supply significant quantities of products are terminable by such vendors or the Company without notice or upon short notice. Most of the Company's product vendors provide the Company with trade credit, of which the net amount outstanding at December 31, 1998 was $72.2 million. Termination, interruption or contraction of the Company's relationships with its vendors, including a reduction in the level of trade credit provided to the Company, could have a material adverse effect on the Company's financial position, results of operations and cash flows. See "Business--Purchasing and Vendor Relations."

Certain product manufacturers either do not permit the Company to sell the full line of their products or limit the number of product units available to direct marketers such as the Company. An element of the Company's business strategy is to increase its participation in first-to-market purchase opportunities. In the past, availability of certain desired products, especially in the direct marketing channel, has been constrained. The inability to source first-to-market purchase or similar opportunities, or the reemergence of significant availability constraints, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Reliance on Vendor Support and Relationships
---------------------------------------------

Some product manufacturers and distributors provide the Company with substantial incentives in the form of payment discounts, supplier reimbursements, price protection and rebates. No assurance can be given that the Company will continue to receive such incentives in the future or that it will be able to collect outstanding amounts relating to any future incentives in a timely manner or at all.

Most product manufacturers provide the Company with co-op advertising support in exchange for product coverage in the Company's catalogs. This support significantly defrays the expense of catalog production. The level of co-op advertising support available to the Company from certain manufacturers has declined. The level of support from some manufacturers may further decline in the future. Such a decline could increase the Company's selling, general and administrative expenses as a percentage of sales and have a material adverse effect on the Company's financial position, results of operations and cash flows. See "Business--Purchasing and Vendor Relations."

Competitive Risks
------------------

The Company competes with national and international direct marketers; product manufacturers that sell directly to end users; specialty personal computer retailers; personal computer and general merchandise superstores; consumer electronic and office supply stores; and shopping services on television, the Internet and commercial on-line networks. The Company competes not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of the Company's competitors are larger and have substantially greater financial resources, superior operating results, and larger catalog circulations and customer bases than the Company. In addition, several direct marketers have recently been acquired by larger competitors. This industry consolidation could result in short-term price-cutting in certain markets. There can be no assurance that the Company will be able to compete effectively with existing competitors or any new competitors that may enter the market, or that the Company's financial position, results of operations and cash flows will not be adversely affected by intensified competition. See "Business-- Competition."

Pricing Risks
--------------

The personal computer industry has experienced intense price competition. The Company believes that price competition may increase in the future and that such competition could result in a reduction of the Company's profit margins. Also, the Company has recently increased its sales of personal computer hardware products that generally produce lower profit margins than those associated with software products. Significant margin decreases could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Economic Risks
---------------

The market for personal computers and related products has grown rapidly in recent years. Recent statements by industry observers have indicated that there may be a slowdown in the growth rate of the personal computing industry. If the growth of this market or the direct marketing channel were to cease or decrease, the Company's financial position, results of operations and cash flows would be materially adversely affected. Demand for many of the products carried by the Company may be subject to economic cycles. The Company's business and growth could be affected by the spending patterns of existing or prospective customers, a recession or prolonged economic slowdown, the cyclical nature of capital expenditures of businesses, continued competition and pricing pressures and other trends in the general economy, any one of which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Dependence on Third Party Shippers
-----------------------------------

The Company ships approximately 75% of its products to customers by Airborne Freight Corporation D/B/A "Airborne Express" ("Airborne Express"), with the remainder being shipped by United Parcel Service of America, Inc. and other overnight delivery and surface services. Strikes or other service interruptions by such shippers could adversely affect the Company's ability to market or deliver product on a timely basis and have a material adverse effect on the Company's financial position, results of operations and cash flows. See "Business--Distribution."

Potential Increases in Shipping, Paper and Postage Costs
---------------------------------------------------------

Shipping costs are a significant expense in the operation of the Company's business. The Company has a long-term contract with Airborne Express for shipment of its products under which the Company believes it has negotiated favorable shipping rates. The Company generally invoices customers for shipping and handling charges. There can be no assurance that the full cost, including any future increases in the cost, of commercial delivery services can be passed on to the Company's customers, which could have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, the current shipping rates under the Airborne Express contract are subject to renegotiation in 1999, and there can be no assurance that such renegotiated rates will continue to be as favorable to the Company, which could have a material adverse effect on the Company's financial position, results of operations and cash flows. See "Business--Distribution" and "Business--Marketing and Sales."

The Company also incurs substantial paper and postage costs related to its marketing activities, including its catalog production and mailings. Any increases in postal or paper costs could have a material adverse effect on the Company's financial position, results of operations and cash flows.

No Assurance of Future Profitability; Variability of Quarterly Results
-----------------------------------------------------------------------

The Company has experienced significant fluctuations in its operating results, and these fluctuations may continue in the future. The Company incurred net losses in the year ended December 31, 1994. The Company's results of operations are significantly affected by many factors, including seasonal and other fluctuations in demand for personal computer products and in profit margins on products sold, catalog timing and circulation, product availability, and timing of releases of new and upgraded products. Many of these factors are outside the control of the Company. The Company's operating results are heavily dependent upon its ability to predict sales levels, monitor and control associated expenses, and carefully manage all aspects of its operations, including product selection and pricing, purchasing and payables practices, inventory management, and catalog funding, production and circulation. If revenues do not meet expectations in any given quarter, or if the Company experiences difficulty in monitoring or controlling associated expenses, the Company's financial position, results of operations and cash flows may be materially adversely affected. There can be no assurance that the Company will be profitable on a quarterly or annual basis. It is possible that in some future quarter the expectations of public market analysts and investors will exceed the Company's operating results. In such event, the price of the Common Stock would likely be materially adversely affected. See "Selected Quarterly Financial Results" within this section.

Changing Methods of Distribution
---------------------------------

The manner in which personal computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Certain of the Company's vendors, including Apple, Compaq and IBM, currently sell some of their products directly to end users. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end users could have a material adverse effect on the Company's financial position, results of operations and cash flows.

State Sales or Use Tax Collection Uncertainties
------------------------------------------------

The Company presently collects sales tax only on sales of products to residents of the State of Ohio. Sales to customers located within the State of Ohio were less than 2% of the Company's net sales during the year ended December 31, 1998. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, the Company's contact with many states may exceed the contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose on the Company a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer, and could reduce demand for the Company's products or could otherwise have a material adverse effect on the Company's financial position, results of operations and cash flows.

Dependence on Key Personnel
----------------------------

The Company's future performance will depend to a significant extent upon the efforts and abilities of its senior executives. The competition for qualified management personnel in the personal computer products industry is very intense, and the loss of service of one or more of these persons could have an adverse effect on the Company's business. The Company's success and plans for future growth will also depend on its ability to hire, train and retain skilled personnel in all areas of its business, including account managers and technical support personnel. There can be no assurance that the Company will be able to attract, train and retain sufficient qualified personnel to achieve its business objectives.

Control by Principal Stockholders
----------------------------------

Patricia Gallup and David Hall, the principal stockholders of the Company, beneficially own or control, in the aggregate, approximately 75% of the outstanding shares of Common Stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can (i) control decisions to adopt, amend or repeal the Restated Certificate and the Company's Bylaws, or take other actions requiring the vote or consent of the Company's stockholders and (ii) prevent a takeover of the Company by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive the Company's stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of the Company. Such control may result in decisions that are not in the best interest of the public stockholders of the Company. In connection with the Offering, the principal stockholders placed all except 40,000 of the shares of Common Stock of the Company that they beneficially own into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for the shares of Common Stock at a premium as well as have a negative impact on the market price of the shares of Common Stock.

================================================================================
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
================================================================================

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's Credit Agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no borrowings outstanding pursuant to the Credit Agreement as of December 31, 1998. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

================================================================================
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
================================================================================

The information required by this Item is included in this Report beginning at page F-1.

================================================================================
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
================================================================================

Not applicable.



                                    PART III

================================================================================
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
================================================================================

The information included under the captions "Information Concerning Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be held May 26, 1999 (the "Proxy Statement") is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1998. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

================================================================================
ITEM 11. EXECUTIVE COMPENSATION
================================================================================

The information under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

================================================================================
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

================================================================================
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

The information under the heading "Certain Transactions and Relationships" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

================================================================================
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K
================================================================================

(a) List of Documents Filed as Part of This Report:

    (1) Financial Statements

        The financial statements listed below are included in this document.

                       FINANCIAL STATEMENTS                     PAGE REFERENCES
                       --------------------                     ---------------

        Report of Management.......................................  F-2
        Independent Auditors' Report...............................  F-3
        Balance Sheets.............................................  F-4
        Statements of Income.......................................  F-5
        Statement of Changes in Stockholders' Equity...............  F-6
        Statements of Cash Flows...................................  F-7
        Notes to Financial Statements..............................  F-8

    (2) Financial Statement Schedule:

        The following Financial Statement Schedule of the Company as set forth below is filed with this report:

        SCHEDULE                                                PAGE REFERENCE
        --------                                                --------------

        Schedule II - Valuation and Qualifying Accounts............  S-1

    (3) Supplementary Data

        Not applicable.

(b) Reports on Form 8-K

        Not applicable

(c) Exhibits

    The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

                                      EXHIBIT INDEX

    EXHIBITS                                                                           PAGE REFERENCE
    --------                                                                           --------------
      *2.1     Form of Agreement and Plan of Merger between PC Connection, Inc.
               a New Hampshire corporation, and the Registrant.
      *2.2     Form of Certificate of Merger of PC Connection, Inc. A New
               Hampshire corporation, and the Registrant to be filed with the
               Secretary of State of the State of Delaware.
      *2.3     Form of Articles of Merger of Domestic and Foreign Corporation
               between PC Connection, Inc., a New Hampshire corporation, and the
               Registrant to be filed with the Secretary of State of New
               Hampshire.
      *3.1     Restated Articles of Incorporation of Registrant to be effective on or prior to the date of the consummation of the Offering contemplated by this Registration Statement.
      *3.2     Amended and Restated Certificate of Incorporation of Registrant
               to be effective on or prior to the date of the consummation of the Offering contemplated by this Registration Statement.
      *3.3     Bylaws of Registrant, as amended to date.
      *3.4     Bylaws of Registrant effective on or prior to the date of the consummation of the Offering.
      *4.1     Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
      *9.1     Form of 1998 PC Connection Voting Trust Agreement among the
               Registrant, Patricia Gallup individually and as a trustee, and
               David Hall individually and as

               trustee, to be entered into on or prior to the date of the consummation of the Offering contemplated by this Registration
               Statement.
      *10.1    1993 Incentive and Non-Statutory Stock Option Plan, as amended.
      *10.2    1997 Stock Incentive Plan.
      *10.3    Lease between the Registrant and Miller-Valentine Partners, dated
               September 24, 1990, as amended, for property located at 2870 Old
               State Route 73, Wilmington, Ohio.
      *10.4    Lease between the Registrant and Lower Bellbrook Company, dated
               September 26, 1997, for property located at 643-651 Lower
               Bellbrook Avenue, Xenia, Ohio.
      *10.5    Lease between the Registrant and Gallup & Hall partnership, dated
               May 1, 1997, for property located at 442 Marlboro Street, Keene,
               New Hampshire.
      *10.6    Lease between the Registrant and Gallup & Hall partnership, dated
               June 1, 1987, as amended, for property located in Marlow, New
               Hampshire.
      *10.7    Lease between the Registrant and Gallup & Hall partnership, dated
               July 22, 1998, for property located at 450 Marlboro Street,
               Keene, New Hampshire.
      *10.8    Lease between the Registrant and Dataproducts Corporation, dated
               June 22, 1993, as amended, for property located at 528 Route 13
               South, Milford, New Hampshire.
      *10.9    Lease between the Registrant and Century Park, LLC, dated October
               1, 1997 for property located at Route 111, Hudson, New Hampshire.
      *10.10   Amended and Restated Lease between the Registrant and G&H Post,
               LLC, dated December 29, 1997 for property located at Route 101A,
               Merrimack, New Hampshire.
      *10.11   Sublease between the Registrant and ABX Air Inc., dated June 7,
               1995, for property located at 2870 Old State Route 73,
               Wilmington, Ohio.
      *10.12   Employment Agreement between the Registrant and Wayne L. Wilson, dated August 16, 1995.
      *10.13   Employment Agreement between the Registrant and Robert F.
               Wilkins, dated December 23, 1995.
       10.14   Severance Agreement between the Registrant and R. Wayne Roland, dated January 7, 1999.
      *10.15   Letter Agreement between the Registrant and Airborne Freight
               Corporation D/B/A "Airborne Express," dated April 30, 1990, as amended.
      *10.16   Agreement between the Registrant and Ingram Micro, Inc., dated
               October 30, 1997, as amended.
      *10.17   State Street Bank and Trust Company Revolving Line of Credit and
               Term Loan, dated March 31, 1997, as amended.
      *10.18   Employment Agreement, dated as of January 1, 1998, between the
               Registrant and Patricia Gallup.
      *10.19   Employment Agreement, dated as of January 1, 1998, between the
               Registrant and David Hall.
      *10.20   Form of Registration Rights Agreement among the Registrant,
               Patricia Gallup, David Hall and the 1998 PC Connection Voting
               Trust.
       10.21   Amendment No. 1 to Amended and Restrated Lease between the
               Registrant and G&H Post, LLC, dated December 29, 1998 for
               property located at Route 101A, Merrimack, New Hampshire.
       10.22   Lease between Registrant and Dover Mills, LLC, dated August 1,
               1998 for property located at Cocheco Falls Millworks, Dover, New
               Hampshire.
       10.23   Amended Lease Agreement between the Registrant and Dover Mills,
               LLC dated August 1, 1998.
       10.24   Employment Agreement between the Registrant and John L. Bomba, dated March 28, 1997.
       10.25   Employment Agreement between the Registrant and Mark A. Gavin, dated February 5, 1998.
       23.1    Consent of Deloitte & Touche LLP
      *23.3    Consent of PC World Communications, Inc.
      *23.4    Consent of PC Magazine.
       27.1    Financial Data Schedule.

_______________________________

* Incorporated by reference from the exhibits filed with the Company's registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PC Connection, Inc.


Date: March 26, 1999          By: /s/ Patricia Gallup
                                  ------------------------------------------
                                  Patricia Gallup, Chairman and CEO

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Name                       Title                            Date
     ----                       -----                            ----

/s/ PETER J. BAXTER            Director                        March 26, 1999
-------------------------
Peter J. Baxter

/s/ DAVID BEFFA-NEGRINI        Director                        March 26, 1999
-------------------------
David Beffa-Negrini


/s/ PATRICIA GALLUP            CEO and Director                March 26, 1999
-------------------------
Patricia Gallup                (Principal Executive Officer)


/s/ DAVID HALL                 Vice Chairman and Director      March 26, 1999
-------------------------
David Hall


/s/ MARK A. GAVIN              Chief Financial Officer         March 26, 1999
-------------------------
Mark A. Gavin                  (Principal Financial and
                               Accounting Officer)

/s/ MARTIN C. MURRER           Director                        March 26, 1999
-------------------------
Martin C. Murrer


/s/ WAYNE L. WILSON            President and COO               March 26, 1999
-------------------------
Wayne L. Wilson                (Principal Operating Officer)

                              PC CONNECTION, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                               PAGE
                                                                                               ----
Report of Management.........................................................................   F-2
Independent Auditors' Report.................................................................   F-3
Balance Sheets as of December 31, 1998 and 1997..............................................   F-4
Statements of Income for the years ended December 31, 1998, 1997, and 1996...................   F-5
Statement of Changes in Stockholders' Equity for the years ended December 31, 1998,
    1997, and 1996...........................................................................   F-6
Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996...............   F-7
Notes to Financial Statements................................................................   F-8

REPORT OF MANAGEMENT


Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K rests with PC Connection, Inc. (the "Company") management. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, applying certain estimates and judgments as required.

The Company maintains an effective internal control structure. It consists, in part, of an organization with clearly defined lines of responsibility and delegation of authority, comprehensive systems and control procedures. We believe this structure provides reasonable assurance that transactions are executed in accordance with management authorization and generally accepted accounting principles.

To assure the effective administration of internal control, we carefully select and train our employees, develop and disseminate written policies and procedures, provide appropriate communication channels and foster an environment conducive to the effective functioning of controls. We believe that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards.

Deloitte & Touche LLP, independent auditors, is retained to audit the Company's financial statements. Its accompanying report is based on an audit conducted in accordance with generally accepted auditing standards.

The Audit Committee of the Board of Directors is composed solely of outside directors and is responsible for recommending to the Board of Directors the independent accounting firm to be retained for the coming year. The Audit Committee meets periodically and privately with the independent auditors, as well as with Company management, to review accounting, auditing, internal control structure and financial reporting matters.



Patricia Gallup               Wayne L. Wilson          Mark A. Gavin
Chairman and                  President and Chief      Chief Financial Officer
Chief Executive Officer       Operating Officer

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
PC Connection, Inc.
Merrimack, New Hampshire

We have audited the accompanying balance sheets of PC Connection, Inc. as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Boston, Massachusetts
February 8, 1999

                              PC CONNECTION, INC.

                                BALANCE SHEETS
                 (amounts in thousands, except per share data)

                                                                             DECEMBER 31,
                                                                       -----------------------
                                                                         1998            1997
                                                                         ----            ----
                   ASSETS
Current Assets:
 Cash and cash equivalents..........................................   $ 11,910        $    758
 Accounts receivable, net...........................................     58,890          29,921
 Inventories - merchandise..........................................     63,425          63,720
 Deferred income taxes..............................................      3,181             375
 Prepaid expenses and other current assets..........................      4,115           2,205
                                                                       --------        --------
      Total current assets                                              141,521          96,979
Property and equipment, net.........................................     22,675           8,463
Deferred income taxes...............................................        314               -
                                                                       --------        --------
       TOTAL ASSETS.................................................   $164,510        $105,442
                                                                       ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term borrowings..............................................   $      -        $ 28,318
 Current maturities of capital lease obligation
    to affiliate....................................................        123               -
 Current maturities of long-term debt...............................          -           1,250
 Amounts payable to stockholders....................................          -           1,185
 Accounts payable...................................................     77,561          38,174
 Accrued expenses and other liabilities.............................     10,069           9,145
                                                                       --------        --------
       Total current liabilities....................................     87,753          78,072
Term loan, less current maturities..................................          -           3,250
Capital lease obligation to affiliate, less current maturities......      7,081               -
                                                                       --------        --------
        TOTAL LIABILITIES...........................................     94,834          81,322
                                                                       --------        --------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
 Preferred stock:
   $.01 par value, 7,500 shares authorized, none issued
     and outstanding................................................          -               -
 Common stock:
   Series A Non-Voting, $.01 par value, 22,500 shares
     authorized, 8,849 shares issued and outstanding
     at December 31, 1997...........................................          -              88
   Series B Voting, $.01 par value, 7,500 shares
     authorized, 2,950 shares issued and outstanding
     at December 31, 1997...........................................          -              30
   $.01 par value, 30,000 shares authorized, 15,605
     issued and outstanding at December 31, 1998....................        156               -
 Additional paid-in capital.........................................     56,812           4,097
 Retained earnings..................................................     12,708          19,905
                                                                       --------        --------
      TOTAL STOCKHOLDERS' EQUITY....................................     69,676          24,120
                                                                       --------        --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................   $164,510        $105,442
                                                                       ========        ========

                       See notes to financial statements.

                              PC CONNECTION, INC.

                              STATEMENTS OF INCOME

                 (amounts in thousands, except per share data)

                                                   YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Net sales.....................................  $732,370   $550,575   $333,322
Cost of sales.................................   639,096    474,609    282,117
                                                --------   --------   --------
 Gross Profit.................................    93,274     75,966     51,205
Selling, general and administrative expenses..    68,521     56,596     43,739
Additional stockholder/officer compensation...     2,354     12,130      1,259
                                                --------   --------   --------
  Income from operations......................    22,399      7,240      6,207
Interest expense..............................      (415)    (1,355)    (1,269)
Other, net....................................       565        (42)        70
                                                --------   --------   --------
Income before taxes...........................    22,549      5,843      5,008
Income taxes..................................    (3,905)      (639)      (252)
                                                --------   --------   --------
  Net income..................................  $ 18,644   $  5,204   $  4,756
                                                ========   ========   ========

Pro forma data:
 Historical income before income taxes........  $ 22,549   $  5,843
 Pro forma other adjustments..................     2,354     12,010
                                                --------   --------
 Pro forma income before income taxes.........    24,903     17,853
 Pro forma income taxes.......................     9,631      6,963
                                                --------   --------
 Pro forma net income.........................  $ 15,272   $ 10,890
                                                ========   ========
 Pro forma basic net income per share.........  $   1.01   $    .79
                                                ========   ========
 Pro forma diluted net income per share.......  $    .98   $    .76
                                                ========   ========

                       See notes to financial statements.

                              PC CONNECTION, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            (AMOUNTS IN THOUSANDS)


                                              COMMON STOCK        ADDITIONAL
                                             --------------        PAID-IN       RETAINED
                                             SHARES  AMOUNT        CAPITAL       EARNINGS     TOTAL
                                             ------  ------      -----------     ---------  ---------
BALANCE, JANUARY 1, 1996...................  11,799    $118         $ 2,994      $  9,945   $ 13,057

Compensation under nonstatutory
 stock option agreements...................       -       -             230             -        230

Net income.................................       -       -               -         4,756      4,756
                                             ------  ------         -------      --------   --------

BALANCE, DECEMBER 31, 1996.................  11,799     118           3,224      $ 14,701     18,043
                                             ------  ------         -------       --------   --------

Compensation under nonstatutory
 stock option agreements...................       -       -             873             -        873

Net income.................................       -       -               -         5,204      5,204
                                             ------  ------         -------      --------   --------

BALANCE, DECEMBER 31, 1997.................  11,799     118           4,097        19,905     24,120
                                             ------  ------         -------      --------   --------

Net proceeds from initial public offering..   3,594      36          57,217             -     57,253

Dividend...................................       -       -          (7,196)      (25,841)   (33,037)

Exercise of stock options, including
 income tax benefits.......................     212       2           1,397             -      1,399

Compensation under nonstatutory
 stock option agreements...................       -       -           1,297             -      1,297

Net income.................................       -       -               -        18,644     18,644
                                             ------  ------         -------      --------   --------

BALANCE, DECEMBER 31, 1998.................  15,605    $156         $56,812      $ 12,708   $ 69,676
                                             ======  ======         =======      ========   ========



                      See notes to financial statements.

                              PC CONNECTION, INC.

                           STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                             1998        1997       1996
                                                                          ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income..................................................         $  18,644   $   5,204   $  4,756
     Adjustments to reconcile net income to net cash provided
       by (used for) operating activities:
          Depreciation and amortization............................           2,866       3,660      2,815
          Deferred income taxes....................................          (1,945)       (154)        48
          Compensation under nonstatutory stock option agreements..           1,297         873        230
          Provision for doubtful accounts..........................           6,296       3,339      1,389
          Loss (gain)  on disposal of fixed assets.................               -          54        (53)
     Changes in assets and liabilities:
          Accounts receivable......................................         (35,265)    (10,097)    (7,410)
          Inventories..............................................             295     (19,301)   (22,157)
          Prepaid expenses and other current assets................          (1,910)       (483)       529
          Accounts payable.........................................          39,387       1,269     14,610
          Amounts payable to stockholders..........................          (1,185)      1,185          -
          Accrued expenses and other liabilities...................             926       4,042        727
                                                                          ---------   ---------   --------
     Net cash provided by (used for) operating activities........            29,406     (10,409)    (4,516)
                                                                          ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment.........................            (9,922)     (4,528)    (3,433)
     Proceeds from sale of property and equipment................                58          22         63
                                                                          ---------   ---------   --------
     Net cash used for investing activities......................            (9,864)     (4,506)    (3,370)
                                                                          ---------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from short-term borrowings.........................           160,098     178,362     84,484
     Repayment of short-term borrowings..........................          (188,416)   (162,351)   (77,110)
     Repayment of term loan......................................            (4,500)       (500)         -
     Repayment of capital lease obligation to affiliate..........               (11)          -          -
     Issuance of stock upon exercise of stock options............               223           -          -
     Net proceeds from initial public offering...................            57,253           -          -
     Payment of dividend.........................................           (33,037)          -          -
                                                                          ---------   ---------   --------
     Net cash provided by (used for) financing activities........            (8,390)     15,511      7,374
                                                                          ---------   ---------   --------

     Increase (decrease) in cash and cash equivalents............            11,152         596       (512)
     Cash and cash equivalents, beginning of period..............               758         162        674
                                                                          ---------   ---------   --------
     Cash and cash equivalents, end of period....................         $  11,910   $     758   $    162
                                                                          =========   =========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid...............................................         $     497   $   1,334   $  1,247
     Income taxes paid...........................................             7,275         550         96
NON-CASH TRANSACTIONS:

     Assets acquired under capital lease.........................             7,215           -          -


                      See notes to financial statements.

                              PC CONNECTION, INC.
                         NOTES TO FINANCIAL STATEMENTS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. (the "Company") is a direct marketer of brand-name personal computers and related peripherals, software, and networking products to business, education, government, and consumer end users located primarily in the United States. The following is a summary of significant accounting policies.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue on product sales is recognized at the point of shipment. A reserve for sales returns is established based upon historical trends.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company's cash equivalents approximates fair value

INVENTORIES - MERCHANDISE

Inventories (all finished goods) consisting of software packages, computer systems and peripheral equipment, are stated at cost (determined under the first-in, first-out method) or market, whichever is lower.

ADVERTISING COSTS AND REVENUES

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months). Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which the Company receives advertising allowances and incentives. These revenues are recognized on the same basis as the catalog costs.

Advertising costs charged to expense were $32,498, $27,859 and $19,878 for the years ended December 31, 1998, 1997 and 1996, respectively. Deferred advertising revenues at December 31, 1998 and 1997 exceeded deferred advertising costs of $325 and $498 at those respective dates, and, accordingly, such net deferred amounts are included in accrued expenses and other liabilities.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization is provided for both financial and income tax reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Internally developed software is capitalized and amortized over lives ranging from three to five years. Depreciation was provided using accelerated methods for property acquired prior to 1996 and on the straight-line method for property acquired thereafter. The effect of this change in accounting policy was to increase 1996 income before income taxes by approximately $330. Leasehold improvements and capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives. The Company periodically evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the asset carrying value.

TAX STATUS AND INCOME TAXES

For periods prior to March 6, 1998, the Company elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code (the "Code"), and applicable state laws. Effective with the consummation of the Company's initial public offering of its common stock on March 6, 1998 (the "Offering"), the Company's S Corporation election was automatically terminated and the Company became subject to federal and state income taxes as a C Corporation from that date forward.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income taxes comprise the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ADDITIONAL STOCKHOLDER/OFFICER COMPENSATION

Additional stockholder/officer compensation represents amounts accrued or distributed in excess of aggregate annual base salaries approved by the Board of Directors (the "Board") and generally represents Company-related federal income tax obligations payable by the stockholders for periods during which the Company was an S Corporation.

CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. All earnings per share amounts for all periods have been presented in accordance with SFAS No. 128 requirements. The denominator to determine pro forma basic earnings per share for all periods prior to March 6, 1998 includes the weighted average shares required to pay the S Corporation dividend (assuming a price per share of $17.50 for the year ended December 31, 1998 and $16.00 for the year ended December 31, 1997).

STOCK-BASED COMPENSATION

Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method in accordance with APB Opinion No. 25. The Board estimated the fair value of the Company's stock for awards made prior to the Offering using market valuations of comparable publicly traded companies, among other factors.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. The Company has no comprehensive income.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

RECLASSIFICATIONS

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.


2.  PRO FORMA INCOME STATEMENT DATA

PRO FORMA INCOME STATEMENT DATA (UNAUDITED)

The following pro forma adjustments have been made to the historical results of operations for the period from January 1 through March 5, 1998 and the year ended December 31, 1997 to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation:

     (i) Elimination of stockholder/officer compensation in excess of aggregate annual base salaries of $600 that were in effect during 1998 in accordance with employment agreements; and

     (ii) Computation of income tax expense assuming an effective tax rate of approximately 39% (see Note 9) and after adjusting stockholder/officer compensation expense described in (i) above.

The following table presents a reconciliation of the numerators and denominators of pro forma basic and diluted net income per share:

                                                                  INCOME        SHARES      PER SHARE
                                                                (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                                -----------  -------------  ---------
FOR THE YEAR ENDED DECEMBER 31, 1998:

Pro forma net income..........................................   $  15,272
Weighted average shares outstanding...........................                     14,849
Weighted average shares required to pay stockholder dividend..                        316
                                                                 ---------      ---------
Pro forma basic net income per share..........................      15,272         15,165     $    1.01
                                                                                              =========
Effect of dilutive securities.................................                        504
                                                                 ---------      ---------
Pro forma diluted earnings per share..........................   $  15,272         15,669     $     .98
                                                                 =========      =========     =========


                                                                  INCOME        SHARES      PER SHARE
                                                                (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                                ----------   ------------   ---------
FOR THE YEAR ENDED DECEMBER 31, 1997:

Pro forma net income..........................................     $10,890
Weighted average shares outstanding...........................                     11,799
Weighted average shares required to pay stockholder dividend..                      2,062
                                                                   -------   ------------
Pro forma basic net income per share..........................      10,890         13,861   $     .79
                                                                                            =========
Effect of dilutive securities.................................                        383
                                                                   -------   ------------
Pro forma diluted earnings per share..........................     $10,890         14,244   $     .76
                                                                   =======   ============   =========

Stock options excluded from the computation of diluted earnings per share, because their inclusion would be anti-dilutive, were 78 and nil for the years ended December 31, 1998 and 1997, respectively.

3.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                DECEMBER 31,
                                            ------------------
                                              1998      1997
                                            --------  --------

Trade..............................           $47,667   $28,885
Co-op advertising..................             6,131     2,880
Vendor returns, rebates and other..            14,243     3,516
                                              -------   -------
     Total.........................            68,041    35,281
Less allowances for:
     Sales returns.................            (4,030)   (2,701)
     Doubtful accounts.............            (5,121)   (2,659)
                                               -------  -------
Accounts receivable, net...........           $58,890   $29,921
                                               =======  =======

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                      DECEMBER 31,
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------      --------
Facilities under capital lease..................................  $  7,215      $      -
Leasehold improvements..........................................     5,225         3,857
Furniture and equipment.........................................    22,484        19,967
Computer software, including licenses and internally-developed
 software.......................................................     7,873         2,041
Automobiles.....................................................       192           175
                                                                  --------      --------
     Total......................................................    42,989        26,040
Less accumulated depreciation and amortization..................   (20,314)      (17,577)
                                                                  --------      --------
Property and equipment, net.....................................  $ 22,675      $  8,463
                                                                  ========      ========

5.  BANK BORROWINGS

At December 31, 1998, the Company had a revolving credit agreement with a bank providing for short-term borrowing equal to the lesser of $45,000 or an amount determined by a formula based on accounts receivable and inventory balances through March 31, 2002. Short-term borrowings were collateralized by all accounts receivable and inventories (other than inventories pledged to secure trade credit arrangements) and bear interest at either the prime rate (7.75% at December 31, 1998) or the adjusted LIBOR rate plus 2.0%. The revolving credit agreement includes various customary financial and operating covenants, including working capital requirements, debt-to-net worth ratios, minimum net income requirements and restrictions on the payment of dividends, except for distributions in respect of income taxes, none of which, in the opinion of management, significantly restricts the Company's operations. No amounts were outstanding under this agreement at December 31, 1998.

Certain information with respect to short-term borrowings were as follows:


                           WEIGHTED AVERAGE   MAXIMUM AMOUNT  AVERAGE AMOUNT
                             INTEREST RATE     OUTSTANDING     OUTSTANDING
                             -------------     -----------     -----------
Year ended December 31,
     1998.................        8.2%             $28,307          $4,145
     1997.................        8.6               31,890           9,458
     1996.................        9.0               23,527           7,921

6.  TRADE CREDIT ARRANGEMENTS

At December 31, 1998 and 1997, the Company had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $24,900 (with seasonal increases to $37,350 from October 1, 1998 through January 31, 1999). The cost of such financing under these agreements is borne by the suppliers. At December 31, 1998 and 1997, accounts payable included $21,820 and $5,394, respectively owed to these financial institutions.


7.  CAPITAL LEASE

In November 1997, the Company entered into a fifteen-year lease for a new corporate headquarters with an affiliated company related to the Company through common ownership. The Company occupied the facility upon completion of construction in late November 1998, and the lease payments commenced in December 1998. Annual lease payments under the terms of the lease, as amended, will be approximately $911 for the first five years of the lease, increasing to $1,025 for years six through ten and $1,139 for years eleven through fifteen. The lease requires the Company to pay its proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. The Company has the option to renew the lease for two additional terms of five years each.

In December 1998, the Company recorded the lease as a capital lease. The recorded value of the asset (facilities under capital lease) and the related liability (capital lease obligation to affiliate) was $7,215, and during 1998, the Company made principal and interest payments under this lease aggregating $76.

Future aggregate minimum annual lease payments under this lease at December 31, 1998 are as follows:

     YEAR ENDING DECEMBER 31                                                PAYMENTS
     -----------------------                                                --------
     1999 ................................................................  $   911
     2000.................................................................      911
     2001.................................................................      911
     2002.................................................................      911
     2003.................................................................      921
     2004 and thereafter..................................................   10,738
                                                                            -------
     Total minimum payments (excluding taxes, maintenance and insurance)..   15,303
     Less amount representing interest....................................   (8,099)
                                                                            -------
     Present value of minimum lease payments..............................    7,204
     Less current maturities..............................................     (123)
                                                                            -------
     Long-term portion....................................................  $ 7,081
                                                                            =======

8.  STOCKHOLDERS' EQUITY

RECAPITALIZATION AND STOCK SPLIT

On February 4, 1998, the Company amended its Articles of Incorporation to increase the authorized shares of the Company's Series A Non-Voting Common Stock, $.01 par value per share, and Series B Voting Common Stock, $.01 par value per share to 22,500,000 and 7,500,000 shares, respectively. The Company also, through a 1.310977-for-one stock split, increased the total number of Series A Non-Voting and Series B Voting shares issued and outstanding to 8,849,095 shares and 2,949,698 shares, respectively. The effect of this recapitalization and stock split has been reflected in the Company's financial statements and related notes thereto for all periods presented.

REINCORPORATION OF THE COMPANY

Prior to the consummation of the Offering, the Company was incorporated in New Hampshire. Contemporaneous with the consummation of the Offering, the Company was reincorporated in Delaware. All of the issued and outstanding shares of Series A Non-Voting Common Stock, $0.1 par value per share, and Series B Voting Common Stock, $.01 par value per share, of the New Hampshire corporation were converted into 11,798,793 shares of Common Stock, $.01 par value, of the Delaware corporation on a one-for-one basis, and the Series A and Series B shares were canceled. The effect of the conversion has been reflected in the Statement of Changes in Stockholders' Equity for all periods presented.

PREFERRED STOCK

The Amended and Restated Certificate of Incorporation of the Delaware Corporation (the "Restated Certificate") authorized the issuance of up to 7,500,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, redemption privileges and liquidation preferences, as shall be determined by the Board.


INCENTIVE AND NON-STATUTORY STOCK OPTION PLANS

In December 1993, the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the "1993 Plan"). Under the terms of the 1993 Plan, the Company is authorized to make awards of restricted stock and to grant incentive and non-statutory options to employees of, and consultants and advisors to, the Company to purchase shares of the Company's stock. A total of 1,124,163 shares of the Company's Common Stock may be issued upon exercise of options granted or awards made under the 1993 Plan. Options vest over varying periods up to four years and have contractual lives up to ten years.

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the "1997 Plan"), which became effective on the closing of the Offering. The 1997 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and awards of restricted stock and unrestricted stock. An aggregate of 800,000 shares of Common Stock has been reserved for issuance under the 1997 Plan.

Information regarding the 1993 and 1997 Plans is as follows:

                                                                 WEIGHTED
                                                                 AVERAGE     WEIGHTED
                                                       OPTION    EXERCISE     AVERAGE
                                                       SHARES     PRICE     VALUE FAIR
                                                       ------    --------   ----------
Outstanding, January 1, 1996......................     655,489      $2.45
     Granted......................................     117,988       1.44   $ 2.86
     Forfeited....................................    (183,537)      3.59
                                                     ---------
Outstanding, December 31, 1996                         589,940       1.89
     Granted......................................     504,070       4.97     4.22
                                                     ---------
Outstanding, December 31, 1997....................   1,094,010       3.31
     Granted......................................     780,363      17.77     8.11
     Exercised....................................    (212,648)      1.05
     Forfeited....................................     (56,155)      7.66
                                                     ---------
Outstanding, December 31, 1998....................   1,605,570      10.53
                                                     =========

The following table summarizes the status of outstanding stock options as of December 31, 1998:


                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        -----------------------------------------     --------------------------
                                                      WEIGHTED
                                      WEIGHTED        AVERAGE                       WEIGHTED
       EXERCISE           NO. OF       AVERAGE        REMAINING       NO. OF         AVERAGE
      PRICE RANGE         SHARES    EXERCISE PRICE   LIFE (YEARS)     SHARES      EXERCISE PRICE
      -----------         ------    --------------   ------------     ------      --------------
      $.76 - $5.72        790,573       $ 3.07            6.9        632,598          $ 2.69

      $    17.50          737,247        17.50            7.9         29,548           17.50

      $17.75 - 24.75       77,750        20.20            9.3          3,250           18.50
      --------------    ---------       ------      ---------        -------          ------

      $ 0.76 - 24.75    1,605,570       $10.53            7.5        665,396          $ 3.43
      ==============    =========       ======      =========        =======          ======

There were no options exercisable at December 31, 1997 or 1996.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense for options awarded under the Plans in 1998, 1997 and 1996, has been recognized using the intrinsic value method.

The fair value of options granted prior to the consummation of the Offering was estimated using the minimum value method and risk-free interest rates and expected option lives of 6% and seven years, respectively. The minimum value pricing method was designed to value stock options of non-public companies; accordingly, the minimum value method assumed zero volatility.

The Black-Scholes model was used to value options granted subsequent to the Offering using a volatility factor of 50%, estimated option lives of four years, and a risk-free interest rate of 6%. Management believes that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

Effective upon the consummation of the Offering, certain restrictions as to the exercise of options granted under the Company's 1993 Plan expired. Prior to the consummation of the Offering, the Company recorded compensation expense for certain options granted at prices less than their fair market value ratably over seven years from the dates granted, because such options were not exercisable except upon the occurrence of certain events, including a public offering of the Company's Common Stock. Effective upon the consummation of the Offering, the Company recorded a one-time charge for stock-option compensation expense of approximately $870, relating to the acceleration of the vesting period of certain of the Company's stock options from seven to four years.

Compensation expense charged to operations using the intrinsic value method totaled $1,297 (including the one-time charge of $870 referred to above), $873 and $230 for the years ended December 31, 1998, 1997 and 1996, respectively. Had the Company recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the years ended December 31 would have been as follows:

                                                             1998       1997
                                                            -------    -------
     Pro forma net income, as reported                      $15,272    $10,890
     Pro forma net income, under SFAS No. 123                14,423     10,824
     Pro forma diluted net income per share, as reported        .98        .76
     Pro forma diluted net income, under SFAS No. 123           .93        .76

Had the Company recorded compensation expense under SFAS No. 123, net income would have decreased by $6 for the year ended December 31, 1996.

1997 EMPLOYEE STOCK PURCHASE PLAN

In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of Common Stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the offering period, whichever is lower. An aggregate of 225,000 shares of Common Stock has been reserved for issuance under the Purchase Plan.

9.  INCOME TAXES

The provisions for income taxes prior to March 6, 1998 were based on the state income tax obligations of the Company as an S Corporation and were $639 and $252 for the years ended December 31, 1997 and 1996, respectively. Effective with the consummation of the Offering, the Company's S Corporation election was terminated and the Company began to account for income taxes as a C Corporation.

The 1998 provision for income taxes and unaudited 1998 and 1997 pro forma provision (benefit) for income taxes consisted of the following:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                             (PRO FORMA)  (PRO FORMA)
                                                                                     1998       1998         1997
                                                                                     ----       ----         ----
Paid or currently payable:
-------------------------
   Federal.......................................................................  $ 6,390       $7,706      $ 9,214
   State.........................................................................      842          766          793
                                                                                   -------       ------      -------
     Total current...............................................................    7,232        8,472       10,007
                                                                                   -------       ------      -------

Deferred:
   Recognition of deferred tax asset upon termination of S Corporation election..   (4,200)           -            -
   Federal.......................................................................      795        1,054       (2,890)
   State.........................................................................       78          105         (154)
                                                                                   -------       ------      -------
     Net deferred................................................................   (3,327)       1,159       (3,044)
                                                                                   -------       ------      -------
     Net provision...............................................................  $ 3,905       $9,631      $ 6,963
                                                                                   =======       ======      =======

The components of the deferred taxes at December 31, 1998 are as follows:

Assets:
------
   Provisions for doubtful accounts..............................................  $ 2,197
   Inventory costs capitalized for tax purposes..................................      517
   Inventory and sales returns reserves..........................................    1,365
   Deductible expenses, primarily employee-benefit related.......................      421
   Compensation under non-statutory stock option agreements......................      709
                                                                                   -------
     Deferred tax assets.........................................................    5,209

Liabilities:
-----------
   Accumulated depreciation......................................................     (395)
   Other liabilities.............................................................   (1,319)
                                                                                   -------
     Net deferred tax asset......................................................  $ 3,495
                                                                                   =======

The net deferred tax asset at December 31, 1997 was $375.

The reconciliation of the Company's 1998 income tax provision and its 1998 and 1997 unaudited pro forma income tax provision to the statutory federal tax rate is as follows:

                                                                            (PRO FORMA)  (PRO FORMA)
                                                                     1998      1998         1997
                                                                    ------  -----------  -----------
   Statutory tax rate.............................................   35.0%        35.0%        35.0%
   Recognition of deferred tax asset upon termination of
       S Corporation election.....................................  (18.6)           -            -
   1998 S Corporation income not subject to federal income taxes..   (2.8)           -            -
   State income taxes, net of federal benefit.....................    2.6          2.6          2.6
   Nondeductible expenses.........................................    0.2          0.2          0.2
   Other - net....................................................    0.9          0.9          1.2
                                                                    -----         ----         ----
     Effective income tax rate....................................   17.3%        38.7%        39.0%
                                                                    =====         ====         ====

10.  EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 1998, 1997 or 1996. The Company made matching contributions to the employee savings element of the plan of approximately $361, $171, and $177 in 1998, 1997 and 1996, respectively.


11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office facilities from its principal stockholders under 20-year noncancelable operating leases. The lease agreement for one facility requires the Company to pay all real estate taxes and insurance premiums related thereto. The Company also leases several other buildings from its principal stockholders on a month-to-month basis.

In addition, the Company leases office and warehouse facilities from unrelated parties with remaining terms of one to four years.

Future aggregate minimum annual lease payments under these leases at December 31, 1998 are as follows:

     YEAR ENDING DECEMBER 31         RELATED PARTIES    OTHERS    TOTAL
     -----------------------         ---------------    ------    -----
     1999..........................        $251           $633     $884
     2000..........................         251            453      704
     2001..........................         251              -      251
     2002..........................         221              -      221
     2003..........................         206              -      206
     2004 and thereafter...........         819              -      819

Total rent expense aggregated $1,521, $1,398 and $1,057 for the years ended December 31, 1998, 1997 and 1996, respectively, under the terms of the leases described above. Such amounts included $327, $311 and $111 (net of a $200 lease termination payment received) in 1998, 1997 and 1996, respectively, paid to related parties.


CONTINGENCIES

The Company is subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

12.  OTHER RELATED PARTY TRANSACTIONS


Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to the Company through common ownership.

                                                       YEAR ENDED DECEMBER 31
                                                     --------------------------
                                                     1998       1997       1996
                                                     ----       ----       ----
  Revenue:

   Sales of various products....................... $  13     $   38      $  37
   Sales of property and equipment:
     Net book value................................     -        (14)         -
     Proceeds......................................     -         16         19

  Costs:
   Purchase of services from affiliated companies..     2      1,280        763

12.  SEGMENT AND RELATED DISCLOSURES

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements.

Management has determined that the Company has only one "reportable operating segment", given the financial information provided to and used by the "chief decision maker" of the Company to allocate and assess the Company's performance. However, senior management does monitor revenue by platform (PC vs Mac), sales channel (Inbound Telesales, Corporate Outbound, On-line Internet), and product mix, (Computer Systems and Memory, Peripherals, Software, and Networking and Communications).

Net sales by platform, sales channel, and product mix are presented below:

                                        YEAR ENDED DECEMBER 31,
                                      ----------------------------
                                        1998      1997      1996
                                      --------  --------  --------
  Platform
  --------
     PC and Multi Platform            $587,100  $439,286  $256,661
     Mac                               145,270   111,289    76,661
                                      --------  --------  --------
       Total                          $732,370  $550,575  $333,322
                                      ========  ========  ========
  Sales Channel
  -------------
     Corporate Outbound               $390,922  $257,215  $126,660
     Inbound Telesales                 312,356   288,113   206,662
     On-Line Internet                   29,092     5,247         -
                                      --------  --------  --------
       Total                          $732,370  $550,575  $333,322
                                      ========  ========  ========
  Product Mix
  -----------
     Computer Systems and Memory      $319,759  $232,343  $115,996
     Peripherals                       252,966   188,847   126,662
     Software                          102,451    86,991    58,665
     Networking and Communications      57,194    42,394    31,999
                                      --------  --------  --------
       Total                          $732,370  $550,575  $333,322
                                      ========  ========  ========

Substantially, all of the Company's net sales in 1998, 1997 and 1996 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 1998, 1997 and 1996. All of the Company's assets at December 31, 1998 and 1997 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. No single customer (including the federal government) accounted for more than 1% of total net sales in 1998, 1997 or 1996.

                              PC CONNECTION, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (AMOUNTS IN THOUSANDS)


                                               BALANCE AT   CHARGED TO                  BALANCE AT
                                               BEGINNING     COSTS AND    DEDUCTIONS-     END OF
         DESCRIPTION                           OF  PERIOD    EXPENSES      WRITE-OFFS     PERIOD
         -----------                           ----------  -------------  ------------  ----------
Allowance for Sales Returns
  Year Ended December 31, 1996...............      $  359      $  508         $     -       $  867
  Year Ended December 31, 1997...............         867       1,834               -        2,701
  Year Ended December 31, 1998...............       2,701       1,329               -        4,030

Allowance for Doubtful Accounts
  Year Ended December 31, 1996...............         765       1,389(1)         (870)       1,284
  Year Ended December 31, 1997...............       1,284       3,339(1)       (1,964)       2,659
  Year Ended December 31, 1998...............       2,659       6,296(1)       (3,834)       5,121

Inventory Valuation Reserve
  Year Ended December 31, 1996...............       1,056       1,508            (859)       1,705
  Year Ended December 31 1997................       1,705       3,315          (3,124)       1,896
  Year Ended December 31, 1998...............       1,896       6,017          (5,323)       2,590

____________________

(1) Additions to the provision for doubtful accounts include charges to advertising and cost of sales aggregating $3,063, $2,127 and $361 for the years ended December 31, 1998, 1997, and 1996, respectively.