Form 10-K/A
period 1998-12-31
PC CONNECTION INC
filed 1999-04-12
CIK 1050377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)
 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

      Securities registered pursuant to Section 12(g) of the Act:Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X         NO
                                   ----          -----

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of This Report:

     (1)Financial Statements

        The financial statements listed below are included in this document.

                   FINANCIAL STATEMENTS                          PAGE
                   --------------------                          ----
                                                              REFERENCES
                                                              ----------


        Report of Management......................................    F-2
        Independent Auditors Report...............................    F-3
        Balance Sheets............................................    F-4
        Statements of Income......................................    F-5
        Statement of Changes in Stockholders' Equity..............    F-6
        Statements of Cash Flows..................................    F-7
        Notes to Financial Statements.............................    F-8

     (2)Financial Statement Schedule:

        The following Financial Statement Schedule of the Company as set forth below is filed with this report:

        SCHEDULE                                           PAGE REFERENCE
        --------                                           --------------

        Schedule II - Valuation and Qualifying Accounts.........S-1

     (3)Supplementary Data

        Not applicable.

(b)  Reports on Form 8-K

      Not applicable

(c)  Exhibits

     The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

                                EXHIBIT INDEX
EXHIBIT                                                         PAGE REFERENCE
-------                                                         --------------
S
-

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

     *10.1      1993 Incentive and Non-Statutory Stock Option Plan, as amended.
     *10.2      1997 Stock Incentive Plan.
     *10.3      Lease between the Registrant and Miller-Valentine Partners, dated September 24,1990, as amended, for property located at
                2870 Old State Route 73, Wilmington, Ohio.
     *10.4      Lease between the Registrant and Lower Bellbrook Company, dated
                September 26, 1997, for property located at 643-651 Lower
                Bellbrook Avenue, Xenia, Ohio.
     *10.5      Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro
                Street, Keene, New Hampshire.
     *10.6      Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in
                Marlow, New Hampshire.
     *10.7      Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1998, for property located at 450 Marlboro
                Street, Keene, New Hampshire.
     *10.8      Lease between the Registrant and Dataproducts Corporation, dated
                June 22, 1993, as amended, for property located at 528 Route
                13 South, Milford, New Hampshire.
     *10.9      Lease between the Registrant and Century Park, LLC, dated
                October 1, 1997 for property located at Route 111, Hudson,
                New Hampshire.
     *10.10     Amended and Restated Lease between the Registrant and G&H Post,
                LLC, dated December 29, 1997 for property located at Route
                101A, Merrimack, New Hampshire.
     *10.11     Sublease between the Registrant and ABX Air Inc., dated June 7,
                1995, for property located at 2870 Old State Route 73,
                Wilmington, Ohio.
     *10.12     Employment Agreement between the Registrant and Wayne L. Wilson, dated August 16, 1995.
     *10.13     Employment Agreement between the Registrant and Robert F.
                Wilkins, dated December 23, 1995.
      10.14 (1) Severance Agreement between the Registrant and R. Wayne Roland, dated January 7, 1999.
     *10.15     Letter Agreement between the Registrant and Airborne Freight
                Corporation D/B/A "Airborne Express," dated April 30, 1990, as amended.
     *10.16     Agreement between the Registrant and Ingram Micro, Inc., dated
                October 30, 1997, as amended.
     *10.17     State Street Bank and Trust Company Revolving Line of Credit and
                Term Loan, dated March 31, 1997, as amended.
     *10.18     Employment Agreement, dated as of January 1, 1998, between the
                Registrant and Patricia Gallup.
     *10.19     Employment Agreement, dated as of January 1, 1998, between the
                Registrant and David Hall.
     *10.20     Form of Registration Rights Agreement among the Registrant,
                Patricia Gallup, David Hall and the 1998 PC Connection Voting
                Trust.
      10.21 (1) Amendment No. 1 to Amended and Restated Lease between the
                Registrant and G&H Post, LLC, dated December 29, 1998 for
                property located at Route 101A, Merrimack, New Hampshire.
      10.22 (1) Lease between Registrant and Dover Mills, LLC, dated August 1,
                1998 for property located at Cocheco Falls Millworks, Dover,
                New Hampshire.
      10.23 (1) Amended Lease Agreement between the Registrant and Dover Mills,
                LLC dated August 1, 1998.
      10.24 (1) Employment Agreement between the Registrant and John L. Bomba, dated March 28, 1997.
      10.25 (1) Employment Agreement between the Registrant and Mark A. Gavin, dated February 5, 1998.
      23.1      Consent of Deloitte & Touche LLP
     *23.3      Consent of PC World Communications, Inc.
     *23.4      Consent of PC Magazine.
      27.1 (1)  Financial Data Schedule.

--------------------------

* Incorporated by reference from the exhibits filed with the Company's registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(1) Previously filed.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PC Connection, Inc.


Date: April 9, 1999                 By:  /s/ PATRICIA GALLUP
                                         ---------------------------------
                                         Patricia Gallup, Chairman and CEO

                                                                    EXHIBIT 23.1



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statements of PC Connection, Inc. on Form S-8 (Nos. 333-69981, 333-50847, and 333-50845) of
our report dated February 8, 1999, appearing in and incorporated by reference in the Annual Report on Form 10-K of PC Connection, Inc. for the year ended December 31, 1998.



/S/  DELOITTE & TOUCHE LLP


Boston, Massachusetts
March 29, 1999