Form 10-Q
period 1990-03-31
PC CONNECTION INC
filed 1999-05-14
CIK 1050377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________



                         COMMISSION FILE NUMBER 0-23827


                              PC CONNECTION, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                               02-0497006
        --------                                               ----------
   (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

     730 MILFORD ROAD
  MERRIMACK, NEW HAMPSHIRE                                       03054
  ------------------------                                       -----
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code            (603) 423-2000
                                                              --------------

Indicate by check mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES      X                            NO
                     -----                                 -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 11, 1999 was 15,624,956.

                              PC CONNECTION, INC.

                                   FORM 10-Q


                               TABLE OF CONTENTS


PART I          FINANCIAL INFORMATION                                 PAGE
                ---------------------                                 ----
-------------------------------------------------------------------------
  Item 1     Financial Statements:

             Balance Sheets -- March 31, 1999
               and December 31, 1998....................................1

             Statements of Income -- Three
               months ended March 31, 1999 and 1998.....................2

             Statement of Changes in Stockholders' Equity -- Three
               months ended March 31, 1999..............................3

             Statements of Cash Flows -- Three
               months ended March 31, 1999 and 1998 ....................4

             Notes to Financial Statements..............................5

  Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................9

  Item 3     Qualitative and Quantitative Disclosures About
               Market Risk ............................................16


PART II      OTHER INFORMATION
             -----------------

  Item 1     Legal Proceedings.........................................17

  Item 2     Changes in Securities and Use of Proceeds.................17

  Item 3     Defaults Upon Senior Securities...........................17

  Item 4     Submission of Matters to a Vote of Security Holders.......17

  Item 5     Other Information.........................................17

  Item 6     Exhibits and Reports on Form 8-K..........................17

             SIGNATURES................................................18
             ----------


                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                     MARCH 31,    December 31,
                                                        1999          1998
ASSETS
Current Assets:
   Cash and cash equivalents                           $ 8,579        $11,910
   Accounts receivable, net                             63,891         58,890
   Inventories.merchandise                              55,525         63,425
   Deferred income taxes                                 2,146          3,181
   Prepaid expenses and other current assets             4,398          4,115
                                                       -------        -------
          TOTAL CURRENT ASSETS                         134,539        141,521
   Deferred income taxes                                   361            314
   Property and equipment, net                          22,943         22,675
                                                       -------        -------
          TOTAL ASSETS                                $157,843       $164,510
                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of capital lease
     obligation to affiliate                         $     126       $    123
          Accounts payable                              68,741         77,561
          Accrued expenses and other liabilities         7,519         10,069
                                                      --------       --------
          Total current liabilities                     76,386         87,753
Capital lease obligation to affiliate                    7,049          7,081
                                                      --------       --------
          TOTAL LIABILITIES                             83,435         94,834
                                                      --------       --------
Stockholders' Equity:
   Common stock                                            156            156
   Additional paid-in capital                           57,123         56,812
   Retained earnings                                    17,129         12,708
                                                      --------       --------
          TOTAL STOCKHOLDERS' EQUITY                    74,408         69,676
                                                      --------       --------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                      $157,843       $164,510
                                                      ========       ========

========

See notes to financial statements.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


THREE MONTHS ENDED MARCH 31,                             1999            1998
-----------------------------                         --------        -------
 Net sales                                            $224,979        $168,643
 Cost of sales                                         197,913         146,694
                                                      --------         =------
     GROSS PROFIT                                       27,066          21,949

 Selling, general and administrative expenses           19,763          16,858
 Additional stockholder/officer compensation                 -           2,354
                                                      --------         -------
      INCOME FROM OPERATIONS                             7,303           2,737

 Interest expense                                         (266)           (206)
 Other, net                                                 94              86
 Income tax benefit (provision)                         (2,710)          3,788
                                                      --------         -------
      NET INCOME                                      $  4,421         $ 6,405
                                                      ========         =======
Weighted average common shares outstanding:

 Basic                                                  15,622
                                                      ========
 Diluted                                                16,068
                                                      ========

Earnings per share:

 Basic                                                $    .28
                                                      ========
 Diluted                                              $    .28
                                                      ========

 Pro forma data:
 Historical income before income taxes                                 $ 2,617
 Pro forma adjustment - stockholder/officer compensation
     in excess of the aggregate base salaries                            2,354
                                                                       -------
 Pro forma income before income taxes                                    4,971
 Pro forma income taxes                                                  1,938
                                                                       -------
 Pro forma net income                                                  $ 3,033
                                                                       =======

 Pro forma weighted average shares outstanding:

   Basic                                                                14,236
                                                                       =======
   Diluted                                                              14,835
                                                                       =======
 Pro forma earnings per share:

   Basic                                                               $   .21
                                                                       =======
   Diluted                                                             $   .20
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

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                       COMMON STOCK    ADDITIONAL    RETAINED
                                       ------------
                                      SHARES  AMOUNT PAID IN CAPITAL EARNINGS   TOTAL

BALANCE, DECEMBER 31, 1998           15,605   $  156    $56,812      $12,708    $69,676

Exercise of stock options,
  including income tax benefits          20        -        263            -        263

Compensation under nonstatutory
  stock option agreements                 -        -         48            -         48

Net income                                -        -          -        4,421      4,421
                                     ------   ------    -------      -------     ------

BALANCE, MARCH 31, 1999              15,625   $  156    $57,123      $17,129    $74,408
                                     ======   ======    =======      =======    =======

See notes to financial statements.
                                      -3-

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                    THREE MONTHS ENDED MARCH 31,
                                                          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $4,421         $6,405
 Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                          1,137            684
  Deferred income taxes                                  1,139         (4,675)
  Compensation under nonstatutory stock
     option agreements                                      48            933
  Provision for doubtful accounts                        1,509            880
  Loss on disposal of fixed assets                          20             74
 Changes in assets and liabilities:
  Accounts receivable                                   (6,510)        (4,198)
  Inventories                                            7,900           (263)
  Prepaid expenses and other current assets               (283)          (124)
  Accounts payable                                      (8,820)        25,642
  Amounts payable to stockholders                            -         (1,185)
  Accrued expenses and other liabilities                (2,550)         1,948
                                                        ------         ------
 Net cash provided by (used for) operating activities   (1,989)        26,121
                                                        -------        ------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                    (1,428)        (1,968)
 Proceeds from sale of property and equipment                3              -
                                                        ------         ------
 Net cash used for investing activities                 (1,425)        (1,968)
                                                        -------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from short-term borrowings                   142,420         20,796
 Repayment of short-term borrowings                   (142,420)       (49,114)
 Repayment of term loan                                      -         (4,500)
 Repayment of capital lease obligation to affiliate        (29)             -
 Issuance of stock upon exercise of
    nonstatutory stock options                             112              -
 Net proceeds from initial public offering                   -         57,253
 Payment of dividend                                         -        (33,037)
                                                       -------        -------
 Net cash provided by (used for) financing
    activities                                              83         (8,602)
                                                       -------        -------
 (Decrease) increase in cash and cash equivalents       (3,331)        15,551
 Cash and cash equivalents, beginning of period         11,910            758
                                                       -------        -------
 Cash and cash equivalents, end of period              $ 8,579        $16,309
                                                       =======        =======

SUPPLEMENTAL CASH FLOW INFORMATION:

 Interest paid                                          $  258         $  358
 Income taxes paid                                         268              4


See notes to financial statements

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of PC Connection, Inc. ("PCC" or the "Company") have been prepared in accordance with generally accepted accounting principles. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K Report") filed with the Securities and Exchange Commission ("SEC"). The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's 10-K Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three months ended March 31, 1999 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

NOTE 3 -INITIAL PUBLIC OFFERING

On March 6, 1998, the Company completed its initial public offering of 3,593,750 shares of Common Stock ("the Offering") (including 468,750 shares issued upon the exercise of an underwriters' overallotment option) at a price of $17.50 per share, raising $57.3 million in net proceeds. The Company used the net proceeds from the Offering to repay bank indebtedness ($12.9 million) and to pay a dividend to stockholders of record as of February 27, 1998 ($33.0 million) equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds ($11.4 million) have been invested in short-term investment securities and used for general corporate purposes.

NOTE 4 - PRO FORMA INCOME STATEMENT DATA

The following pro forma adjustments have been made to the historical results of operations for the three months ended March 31, 1998 to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for that period:

1.Elimination of stockholder/officer compensation in excess of aggregate established 1998 quarterly base salaries ($150,000) for the period prior to March 6, 1998. These amounts generally represented Company-related S Corporation tax obligations payable by the stockholder/officers for periods prior to March 6, 1998. Effective upon the closing of the Offering, these stockholder/officers are being paid annual base salaries aggregating $600,000.

2.Elimination of the historical income tax benefit/provision for the period prior to March 6, 1998 (including elimination of the $4.2 million income tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status) and establishment of a provision for federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code, assuming an effective tax rate of 39% for the quarter ended March 31, 1998 after an adjustment for stockholder/officer compensation described in No. 1 above.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The denominator used to determine pro forma basic earnings per share for the quarter ended March 31, 1998 includes the weighted average shares required to pay the S Corporation dividend, assuming a price per share of $17.50.

The following table sets forth the computation of pro forma basic and diluted earnings per share:



THREE MONTHS ENDED MARCH 31,                             1999         1998
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)          (ACTUAL)   (PRO FORMA)

Numerator:
  Net income                                           $  4,421     $  3,033
                                                       ========     ========
Denominator:
  Denominator for basic earnings per share:
    Weighted average shares                              15,622       12,957
    Weighted average shares required to pay
      stockholder dividend                                    -        1,279
                                                       --------     --------
  Denominator for pro forma basic earnings per
      share                                              15,622       14,236
                                                       --------     --------
  Effect of dilutive securities
    Employee stock options                                  446          599
                                                       --------     --------
  Denominator for pro forma diluted earnings per
      share                                              16,068       14,835
	                                   					              ========     ========

  Pro forma earnings per share:

    Basic                                             $     .28     $    .21
                                                      =========     ========
    Diluted                                           $     .28     $    .20
                                                      =========     ========


The following stock options to purchase Common Stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 1999 and 1998 because the effect of the options on the calculation would have been anti-dilutive:


                                                        THREE MONTHS ENDED
MARCH 31, (AMOUNTS IN THOUSANDS)                        1999          1998
   Anti-dilutive stock options                            834            0
                                                       ======      ======



NOTE 6 - REPORTING COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Based on the current financial structure and operations of the Company, the Company had no other components to be included in comprehensive income. Therefore, comprehensive income is the same as net income reported for the three months ended March 31, 1999 and 1998.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)


NOTE 7 - RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.


NOTE 8 - SEGMENT AND RELATED DISCLOSURES

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements.

Management has determined that the Company has only one "reportable operating segment", given the financial information provided to and used by the "chief decision maker" of the Company to allocate and assess the Company's performance. However, senior management does monitor revenue by platform (PC vs. Mac), sales channel (Corporate Outbound, Inbound Telesaless and On-line Internet), and product mix (Computer Systems and Memory, Peripherals, Software, and
Networking and Communications).

Net sales by platform, sales channel and product mix are presented below:


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   1999             1998
                                                   ----             ----
--------------------------------------------------------------------
   Platform
   --------
      PC and  Multi Platform                    $182,458          $135,856
      Mac                                         42,521            32,787
                                                --------          --------
         Total                                  $224,979          $168,643
                                                ========          ========
   Sales Channel
   -------------
      Corporate Outbound                        $128,677          $ 85,282
      Inbound Telesales                           84,267            77,809
      On-Line Internet                            12,035             5,552
                                                --------          --------
         Total                                  $224,979          $168,643
                                                ========          ========
   Product Mix
   -----------
      Computer Systems and Memory               $106,351          $ 69,570
      Peripherals                                 75,646            59,887
      Software                                    28,625            25,404
      Networking and Communications               14,357            13,782
                                                --------          --------
         Total                                  $224,979          $168,643
                                                ========          ========


                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE 8 - SEGMENT AND RELATED DISCLOSURES-CONT'D.

Substantially, all of the Company's net sales for the quarters ended March 31, 1999 and 1998 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of the Company's assets at March 31, 1999 and December 31, 1998 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. No single customer (including the federal government) accounted for more than 2% of total net sales in the quarters ended March 31, 1999 and 1998.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe," "plan," "estimate," "expect" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 7 under the caption "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC, wich are incorporated by reference herein. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, continued sales of Mac products, competitive risks, pricing risks, and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

GENERAL

The Company was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers ("PCs"). The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. The Company initially sought customers through advertising in magazines and the use of inbound toll free telemarketing. Currently, the Company seeks to generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to the Company's catalogs and other advertising and (iii)commencing in 1997, selling products through its Internet web site.

The Company offers both PC compatible products and Mac personal computer compatible products. Reliance on Mac product sales has decreased over the last two years, from 23.0% of net sales for the year ended December 31, 1996 to 18.9% of net sales in the quarter ended March 31, 1999. Although net sales attributable to Mac products increased in the quarter ended March 31, 1999, as compared to the comparable period in 1998, the Company believes that such sales will continue to decrease as a percentage of net sales and may decline in dollar volume in future periods.

All of the Company's product categories experienced strong growth in the quarter ended March 31, 1999 over the comparable period in 1998, with sales of computer systems representing one of the fastest growing categories. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $522 in the quarter ended March 31, 1998 to $628 in the quarter ended March 31, 1999. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they usually yield the lowest gross margin percentage. Partially as a result of higher system sales, the Company's gross margin has declined over the last two years while the operating income margin has generally increased due to the leveraging of selling, general and administrative expenses over a larger sales base.

The Company's profit margins are also influenced by, among other things, industry pricing and the relative mix of inbound, outbound, and on-line Internet sales. Generally, pricing in the computer and related products market is very aggressive and the Company intends to maintain prices at competitive levels. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin on such sales is generally lower than inbound sales. However, the gross profit dollar contribution per order is generally higher as average order sizes of orders to corporate accounts are usually larger. The Company believes that outbound and on-line Internet sales will continue to represent a larger portion of its business mix in future periods.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED




GENERAL - CONT'D.

The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell Computer Corporation ("Dell") and Gateway, Inc. ("Gateway"), manufacturers of PCs sold by the Company, such as Compaq and IBM, have also announced varying plans to sell PCs directly to end users. Separately, however, both Compaq and IBM have announced plans to increase their reliance on reseller arrangements with direct marketers such as the Company as part of their own marketing programs designed to compete more effectively with Dell and Gateway. The Company currently believes that direct sales by Compaq and IBM will not have a significant adverse effect upon the Company's net sales.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

The following table sets forth the Company's percentage of net sales (in dollars) of computer systems/memory, peripherals, software, and networking and communications products during the periods ended March 31, 1999 and 1998:


THREE MONTHS ENDED MARCH 31,                          1999             1998
-------------------------------------------------------------------------
Computer Systems/Memory                               47.3%            41.3%
Peripherals                                           33.6             35.5
Software                                              12.7             15.1
Networking and Communications                          6.4              8.1
                                                     -----            -----
  Total                                              100.0%           100.0%
                                                     =====            =====


NET SALES increased $56.3 million, or 33.4%, to $225.0 million for the quarter ended March 31, 1999 from $168.6 million for the comparable period in 1998. Growth in net sales was primarily attributable to the continued expansion and increased productivity of the Company's outbound telemarketing group, continued growth in average order size, an increase in the number of catalog mailings and growth in the Company's Internet sales. Outbound sales increased $43.4 million, or 50.9%, to $128.7 million in the three months ended March 31, 1999 from $85.3 million in the three months ended March 31, 1998. Inbound and on-line Internet sales increased $12.9 million, or 15.5%, to $96.3 million in the three months ended March 31, 1999 from $83.4 million in the three months ended March 31, 1998. Computer system/memory sales increased to 47.3% of net sales for the three months ended March 31, 1999 from 41.3% for the comparable period in 1998.

GROSS PROFIT increased $5.1 million, or 23.3%, to $27.1 million for the quarter ended March 31, 1999 from $21.9 million for the comparable quarter in 1998. The increase in gross profit dollars was primarily attributable to the increase in net sales described above. Gross profit margin decreased from 13.0% for the three months ended March 31, 1998 to 12.0% for the three months ended March 31, 1999, due primarily to the continued decline in margins for system sales and growth in outbound telemarketing sales, which generally carry lower margins. During 1999, certain product manufacturers changed the focus of their vendor support programs from providing general cooperative advertising dollars to issuing rebates based on specified product sell through. The effect of this change in vendor focus impacted both cost of sales and selling, general and administrative expenses, because rebates are accounted for as credits to cost of sales and cooperative advertising revenue is credited to advertising expense. The Company anticipates that this trend may continue in the future.

The Company expects that its gross margin in the future is likely to fluctuate and may decline from the level achieved in the first quarter of 1999 since it is dependent upon several variables including vendor support programs, product mix, pricing strategies, market conditions and other factors.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



RESULTS OF OPERATIONS - GENERAL - CONT'D.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $2.9 million, or 17.2%, to $19.8 million for the quarter ended March 31, 1999 from $16.9 million for the comparable quarter in 1998, but decreased as a percentage of sales from 10.0% in the three months ended March 31, 1998 to 8.8% for the three months ended March 31, 1999. The increase in expenses was primarily attributable to increases in volume-sensitive costs such as sales personnel and credit card fees. However, the 1998 quarter included a $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven to four years in connection with the Offering. Selling, general and administrative expenses, excluding the one-time charge in 1998 for stock option compensation expense, increased $3.8 million, or 23.6%, in the quarter ended March 31, 1999 over the comparable period in 1998, but decreased as a percentage of sales from 9.5% for the three months ended March 31, 1998 to 8.8% for the comparable period in 1999. The decrease as a percentage of net sales was primarily attributable to the leveraging of selling, general and administrative expenses over a larger sales base.

ADDITIONAL STOCKHOLDER/OFFICER COMPENSATION was $0 for the three months ended March 31, 1999, compared to $2.4 million for the comparable period in 1998.
This amount generally represented Company-related S Corporation income tax obligations payable by the stockholder/officers for periods prior to March 6, 1998. Effective upon closing of the Offering, the stockholder/officers are being paid annual base salaries aggregating $600,000.

INCOME FROM OPERATIONS increased $4.6 million, or 166.8%, to $7.3 million for the quarter ended March 31, 1999, from $2.7 million for the quarter ended March 31, 1998. Income from operations as a percentage of sales increased from 1.6% in the three months ended March 31, 1998 to 3.3% in the comparable period in 1999 for the reasons discussed above.Income from operations, excluding both the 1998 one-time charge for stock option compensation expense ($870,000) and the additional 1998 stockholder/officer compensation in excess of their aggregate quarterly base salaries of $150,000 ($2.4 million), increased by $1.3 million, or 22.5%, for the quarter ended March 31, 1999. Such income from operations as a percentage of net sales changed from 3.5% for the three month period ended March 31, 1998 to 3.3% for the comparable period in 1999.

INTEREST EXPENSE increased $60,000, or 29.1%, to $266,000 in the three months ended March 31, 1999 from $206,000 for the comparable period in 1998. This increase in interest expense was due primarily to the interest recognized on the capital lease of the Company's new headquarters facility which began in December 1998, offset in part by generally lower average outstanding bank borrowings in the three months ended March 31, 1999, compared to the comparable period in 1998.

INCOME TAXES for the three months ended March 31, 1999 was a tax provision of $2.7 million compared to a pro forma tax provision of $1.9 million for the comparable quarter in 1998. The effective tax rate was 38% for the three months ended March 31, 1999, compared to the pro forma effective tax rate of 39% for the three months ended March 31, 1998.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - GENERAL - CONT'D.

NET INCOME for the quarter ended March 31, 1999 decreased $2.0 million, or 31.0%, to $4.4 million from $6.4 million for the comparable quarter in 1998, principally as a result of a net $3.8 million income tax benefit in 1998, offset in part by the increases in operating income.

PRO FORMA NET INCOME calculated for the three months ended March 31, 1998, is determined by (i) eliminating stockholder/officer compensation in excess of quarterly base salaries ($150,000) and (ii) by eliminating the actual income tax provision/benefit and adding a provision for federal and state income taxes that would have been payable by the Company under Subchapter C of the Internal Revenue Code ("Code"). Net income for the quarter ended March 31, 1999 was $4.4 million, or $.28 per share, compared to pro forma net income for the quarter ended March 31, 1998 of $3.0 million, or $.20 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. In March 1998, the Company completed an initial public offering and used the net proceeds of the Offering, aggregating $57.3 million, to repay all outstanding bank indebtedness of $12.9 million and to pay a dividend of $33.0 million to its then current stockholders, equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds of $11.4 million were invested in short-term investment securities and are being used for general corporate purposes. The Company believes that funds generated from operations, together with the net proceeds from the Offering and available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least through 1999. The Company's ability to continue funding its planned growth is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

Net cash used by operating activities was $2.0 million for the three months ended March 31, 1999, as compared to $26.1 million provided in the comparable period in 1998. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Accounts receivable have increased primarily due to an increase in open account purchases by commercial customers resulting from the Company's continued efforts to increase its sales to such customers. Historically, inventories and accounts payable have increased as a result of the sales growth of the Company; however, inventory and accounts payable decreased in the three months ended March 31, 1999 by $7.9 million and $8.8 million, respectively, compared to relatively little change in inventory and an increase in accounts payable of $25.6 million in the comparable period in 1998, principally related to the timing of payments and steps taken to improve inventory turns.

At March 31, 1999, the Company had cash and cash equivalents of $8.6 million and working capital of $58.2 million. At December 31, 1998, the Company had cash and cash equivalents of $11.9 million and working capital of $53.8 million.

Capital expenditures were $1.4 million in the three months ended March 31, 1999, as compared to $2.0 million in the comparable period in 1998. The majority of the capital expenditures for the respective 1999 and 1998 periods relate to computer hardware and software for the Company's management information systems. The Company has been in the process over the last year of upgrading its order management and fulfillment systems to new hardware and software.
The conversion was completed during the third quarter of 1998. Total capital expenditures for the year ending December 31, 1999 are estimated at $10.0 million.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES - CONT'D.

The Company has a credit agreement with a bank providing for short-term borrowings equal to the lesser of $45 million or an amount determined by a formula based on accounts receivable and inventory balances. Borrowing availability at March 31, 1999 was $45 million. Such borrowings are collateralized by the Company's accounts receivable and inventories (other than inventories pledged to secure trade credit arrangements) and bear interest at the prime rate (7.75% at March 31, 1999). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, except for dividends to stockholders in respect of income taxes, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at March 31, 1999.

The Company had $68.7 million in outstanding accounts payable at March 31, 1999, including $4.0 million for in-transit inventory from vendors not yet received by the Company but for which title passed to the Company upon shipment. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit.


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

The Company is also communicating with all third parties on which it relies to assess their progress in evaluating their systems and implementing appropriate corrective measures, and such assessments are expected to be completed by June 30, 1999. Furthermore, the Company is actively encouraging its customers to undertake their own Year 2000 compliance projects in order to ensure the continued viability of the Company's commercial business pursuits. The Company has been taking, and will continue to pursue, all reasonably necessary steps to protect its operations, assets and the interests of its customers, shareholders, employees and community partners.

Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 awareness, assessment, renovation and validation efforts, which began in 1996, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of March 31, 1999, it had completed approximately 90% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The majority of the projects comprising the remaining 10% of the initiatives are in process and expected to be substantially completed by June 30, 1999.

                              PC CONNECTION, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


YEAR 2000 COMPLIANT INFORMATION SYSTEMS- CONT'D.


                                                         TIME         PERCENT
                                                        FRAME        COMPLETED
                                                        -----        ---------
--------------------------------------------------------------------------
Status of overall Year 2000 Project:

  Awareness                                           10/97 - 06/98     100%
  Assessment                                          10/97 - 12/98     100%
  Renovation                                          04/98 - 09/99     90%
  Validation                                          05/98 - 11/99     75%
  Implementation                                      05/98 - 12/99     80%

Summary of significant Year 2000 projects completed:

  Conversion to new IBM AS400                         10/96 - 09/98     100%
  Conversion to new order management and
     fulfillment software                             10/96 - 09/98     100%


The primary objectives of the Year 2000 Project relating to the Company's internal systems were met when the Company implemented its new order management and fulfillment software and upgraded its IBM AS400 data processing platform. The majority of the costs (approximately $5.5 million) of the new software and hardware were capitalized during the period October 1, 1997 to September 30, 1998. The Company believes that the costs of its Year 2000 awareness, assessment, renovation, validation and implementation for all other computer equipment and software, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $500,000, which will be funded from operating cash flow. These costs will be expensed as incurred and funded from working capital.

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

      Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)          EXHIBITS
                   --------

         Exhibit
         Number           Description
         ------           -----------

          27         Financial Data Schedule
          99.1       Pages 23 through 27 of the Company's Annual Report
                     on Form 10-K for the year ended December 31, 1998 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).

      (b) REPORTS ON FORM 8-K
          -------------------

          (i) None

                              PC CONNECTION, INC.
                                 MARCH 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PC CONNECTION, INC.




May 14, 1999                        By: /s/
                                       ---------------------------------
                                       Wayne L. Wilson
                                       President and Chief Operating Officer


May 14, 1999                        By: /s/
                                       ---------------------------------
                                       Mark A. Gavin
                                       Vice President of Finance
                                         and Chief Financial Officer