Form 10-Q
period 1999-06-30
PC CONNECTION INC
filed 1999-08-09
CIK 1050377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


     730 MILFORD ROAD,
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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:



The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of July 31, 1999 was 15,649,265.

                       PC CONNECTION, INC. AND SUBSIDIARY
                                   FORM 10-Q


                               TABLE OF CONTENTS



 PART I      FINANCIAL INFORMATION                                      PAGE
             ---------------------                                      ----

  Item 1     Financial Statements:

             Consolidated Balance Sheets - June 30, 1999
               and December 31, 1998.......................................1

             Consolidated Statements of Income -
               Three months ended June 30, 1999 and 1998;
               Six months ended June 30, 1999 and 1998.....................2

             Consolidated Statement of Changes in Stockholders' Equity - Six
               months ended June 30, 1999..................................3

             Consolidated Statements of Cash Flows - Six
               months ended June 30, 1999 and 1998 ........................4

             Notes to Financial Statements.................................5

  Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................9

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

  Item 4     Submission of Matters to a Vote of Security Holders..........17

  Item 5     Other Information............................................17

  Item 6     Exhibits and Reports on Form 8-K.............................17

             SIGNATURES...................................................18
             ----------


                       PC CONNECTION, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)



                                                       JUNE 30,     December 31,
                                                         1999           1998
                                                        --------     -----------
                                                      (UNAUDITED)
ASSETS

  Current Assets:

    Cash and cash equivalents                             $ 3,235       $11,910
    Accounts receivable, net                               73,302        58,890
    Inventories-merchandise                                62,837        63,425
    Deferred income taxes                                   2,038         3,181
    Prepaid expenses and other current assets               3,656         4,115
                                                          -------        ------
         TOTAL CURRENT ASSETS                             145,068       141,521
  Goodwill                                                  9,755             -
  Deferred income taxes                                       330           314
  Property and equipment, net                              23,786        22,675
                                                          -------        ------

         TOTAL ASSETS                                    $178,939      $164,510
                                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Current maturities of capital lease obligation
    to affiliate                                         $    169      $    123
  Notes payable, current maturities                         1,000             -
  Accounts payable                                         78,319        77,561
  Accrued expenses and other liabilities                   11,140        10,069
                                                          -------        ------
         TOTAL CURRENT LIABILITIES                         90,628        87,753
Notes payable, less current maturities                      2,000             -
Capital lease obligation to affiliate                       7,016         7,081
                                                          -------        ------

         TOTAL LIABILITIES                                 99,644        94,834
                                                          -------        ------

Stockholders' Equity:

  Common stock                                                156           156
  Additional paid-in capital                               57,342        56,812
  Retained earnings                                        21,797        12,708
                                                          -------        ------

         TOTAL STOCKHOLDERS' EQUITY                        79,295        69,676
                                                          -------        ------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $178,939      $164,510
                                                         ========      ========




See accompanying notes to consolidated financial statements.

                       PC CONNECTION INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                            THREE MONTHS           SIX MONTHS
                                               ENDED                  ENDED
                                              JUNE 30,               JUNE 30,
                                         -----------------     ---------------
                                          1999        1998     1999       1998


 Net sales                             $231,833    $174,349   $456,812  $342,992
 Cost of sales                          204,034     151,768    401,947   298,462
                                        -------     -------   --------   -------
      GROSS PROFIT                       27,799      22,581     54,865    44,530
 Selling, general and
  administrative expenses                20,040      16,042     39,803    32,900

 Additional stockholder/
   officer compensation                       -           -          -    2,354
                                        -------     --------   -------  --------
      INCOME FROM OPERATIONS              7,759       6,539     15,062    9,276
 Interest expense                          (276)        (51)      (542)    (257)
 Other, net                                  47         213        141      299
 Income tax benefit (provision)          (2,862)     (2,613)    (5,572)   1,175
                                        -------     -------   --------  -------
      NET INCOME                        $ 4,668     $ 4,088   $  9,089  $10,493
                                        =======     =======   ========  =======

 Weighted average shares outstanding:
  Basic                                  15,627      15,414     15,625
                                        =======     =======   ========
  Diluted                                16,061      15,938     16,067
                                        =======     =======   ========

 Earnings per share:
  Basic                                 $  0.30     $   .27   $    .58
                                        =======     =======   ========
  Diluted                               $  0.29     $   .26   $    .57
                                        =======     =======   ========


 Pro forma data:

 Historical income before income taxes                                  $ 9,318
 Pro forma adjustment - stockholder/officer
   compensation in excess of aggregate base salaries                      2,354
                                                                        --------
 Pro forma income before income taxes                                    11,672
 Pro forma income taxes                                                  (4,552)
                                                                       --------
 Pro forma net income                                                  $  7,120
                                                                       ========
 Pro forma weighted average shares outstanding:

    Basic                                                                14,829
                                                                       ========
    Diluted                                                              15,371
                                                                       ========

Pro forma earnings per share:
   Basic                                                               $    .48
                                                                       ========

   Diluted                                                             $    .46
                                                                       ========


See accompanying notes to consolidated financial statements.

                       PC CONNECTION INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)






                                    COMMON STOCK    ADDITIONAL    RETAINED
                                    ------------
                                  SHARES  AMOUNT PAID IN CAPITAL EARNINGS  TOTAL



BALANCE, DECEMBER 31, 1998      15,605   $  156    $56,812      $12,708  $69,676

Exercise of stock options,
 including income tax
  benefits                          25        -        266            -      266

Issuance of stock under
  employee stock purchase plan      19        -        198            -      198

Compensation under nonstatutory
  stock option agreements            -        -         66            -       66

Net income                           -        -          -        9,089    9,089
                                 ------   ------    -------     -------   ------

BALANCE, JUNE 30, 1999           15,649   $  156    $57,342     $21,797  $79,295
                                =======   ======    =======     =======  =======




See accompanying notes to consolidated financial statements.

                       PC CONNECTION INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                       SIX MONTHS ENDED JUNE 30,
                                                          1999           1998
                                                         ------          -----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                               $9,089       $10,493
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          2,367         1,361
    Deferred income tax provision (benefit)                1,277        (5,025)
    Compensation under nonstatutory stock
      option agreements                                       66         1,172
    Provision for doubtful accounts                        2,896         1,403
    Loss on disposal of fixed assets                          24            74
 Changes in assets and liabilities:
    Accounts receivable                                  (12,767)       (5,979)
    Inventories                                            1,206         4,835
    Prepaid expenses and other current assets                912        (1,118)
    Accounts payable                                      (7,283)       26,975
    Amounts payable to stockholders                            -        (1,185)
    Accrued expenses and other liabilities                  (108)        1,506
                                                          ------        ------
 Net cash (used for) provided by operating activities     (2,321)       34,512
                                                          ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                      (3,415)        (3,637)
 Proceeds from sale of property and equipment                  3              -
 Payment for purchase of ComTeq, net of cash acquired     (3,198)             -
                                                          -------        ------
 Net cash used for investing activities                   (6,610)        (3,637)
                                                          ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from short-term borrowings                     246,251         20,796
 Repayment of short-term borrowings                     (246,251)       (49,174)
 Repayment of term loan                                        -         (4,500)
 Repayment of capital lease obligations                      (58)             -
 Issuance of stock upon exercise of nonstatutory
   stock options                                             116             27
 Issuance of stock under Employee Stock Purchase Plan        198              -
 Net proceeds from initial public offering                     -         57,253
 Payment of dividend                                           -        (33,037)
                                                          ------        -------
 Net cash provided by (used for) financing activities        256         (8,635)
                                                          ------        -------
 (Decrease) increase in cash and cash equivalents         (8,675)        22,240
 Cash and cash equivalents, beginning of period           11,910            758
                                                          ------        -------
 Cash and cash equivalents, end of period                 $3,235        $22,998
                                                          ======        =======

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid                                        $   273        $   392
    Income taxes paid                                      2,414          2,679

NON-CASH TRANSACTIONS:

    Issuance of notes payable in connection
      with acquisition of a subsidiary                   $ 3,000        $    -


See accompanying notes to consolidated financial statements

                       PC CONNECTION INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements of PC Connection, Inc. and Subsidiary ("PCC" or the "Company") have been prepared in accordance with generally accepted accounting principles. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the


"10-K Report") filed with the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements should be read in conjunction with the financial statements contained in the Company's 10-K Report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and six months ended June 30, 1999 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

NOTE 3 - INITIAL PUBLIC OFFERING
--------------------------------

On March 6, 1998, the Company completed its initial public offering of 3,593,750 shares of Common Stock ("the Offering") (including 468,750 shares issued upon the exercise of an underwriters' overallotment option) at a price of $17.50 per share, raising $57.3 million in net proceeds. The Company used the net proceeds from the Offering to repay bank indebtedness ($12.9 million) and to pay a dividend to stockholders of record as of February 27, 1998 ($33.0 million) equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds ($11.4 million) have been used for general corporate purposes.


NOTE 4 - PRO FORMA INCOME STATEMENT DATA
-----------------------------------------

The following pro forma adjustments have been made to the historical results of operations for the six months ended June 30, 1998 to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for that period:

1. Elimination of stockholder/officer compensation in excess of aggregate established 1998 quarterly base salaries ($150,000) for the period prior to March 6, 1998. These amounts generally represented Company-related S Corporation tax obligations payable by the stockholder/officers for periods prior to March 6, 1998.

2. Elimination of the historical income tax benefit for the period prior to March 6, 1998 (including elimination of the $4.2 million income tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status) and establishment of a provision for federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code, assuming an effective tax rate of 39% for the quarter ended March 31, 1998 after an adjustment for stockholder/officer compensation described in No. 1 above.

NOTE 5 - EARNINGS PER SHARE
---------------------------

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The denominator used to determine pro forma basic earnings per share for the six months ended June 30, 1998 includes the weighted average shares required to pay the S Corporation dividend, assuming a price per share of $17.50.

The following table sets forth the computation of pro forma basic and diluted earnings per share:

                                                  THREE MONTHS    SIX MONTHS
                                                      ENDED           ENDED
                                                  1999    1998    1999    1998
JUNE 30, (AMOUNTS IN THOUSANDS,
 EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
                                             (ACTUAL)(ACTUAL)(ACTUAL)(PRO FORMA)
    Numerator:
      Net income                              $4,668   $4,088  $9,089  $7,120
                                              ======   ======  ======  ======

    Denominator:
      Denominator for basic earnings
       per share:
        Weighted average shares               15,627   15,414  15,625  14,193
        Weighted average shares required
         to pay stockholder dividend               -        -       -     636
                                              ------   ------  ------  ------
      Denominator for basic earnings
       per share                              15,627   15,414  15,625  14,829
                                              ------   ------  ------  ------
      Effect of dilutive securities:
        Employee stock options                   434      524     442     542
                                              ------   ------  ------  ------
      Denominator for diluted earnings
       per share                              16,061   15,938  16,067  15,371
                                              ======   ======  ======  ======

      Earnings per share:
        Basic                                 $  .30   $  .27  $  .58  $  .48
                                              ======   ======  ======  ======
        Diluted                               $  .29   $  .26  $  .57  $  .46
                                              ======   ======  ======  ======


The following stock options to purchase Common Stock were excluded from the computation of diluted earnings per share for the three months ended June 30, 1999 and 1998 because the effect of the options on the calculation would have been anti-dilutive:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
JUNE 30, (AMOUNTS IN THOUSANDS)          1999        1998       1999      1998
-------------------------------         -----       -----      -----      -----
   Anti-dilutive stock options            902         506        878         3
                                        =====       =====      =====      ====


NOTE 6 - REPORTING COMPREHENSIVE INCOME
----------------------------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Based on the current financial structure and operations of the Company, the Company had no other components to be included in comprehensive income. Therefore, comprehensive income is the same as net income reported for the six months ended June 30, 1999 and 1998.

NOTE 7 - RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD
--------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", adjusted to be effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

NOTE 8 - ACQUISITION OF SUBSIDIARY
-----------------------------------

On June 29, 1999, the Company acquired all of the outstanding stock of ComTeq Federal, Inc., a supplier of computer equipment and services to federal government agencies. The purchase price was $8.3 million, consisting of cash, including acquisition costs, of $5.3 million and promissory notes aggregating $3 million. Total cash paid for ComTeq Federal, Inc. on June 29, 1999, net of cash acquired, was $3.2 million. The transaction has been accounted for by the purchase method, and the assets purchased and liabilities assumed have been recorded at their fair value at date of acquisition. The excess of the purchase price, including acquisition costs, over the fair value of the net assets acquired has been recorded as goodwill. Such amount recorded at June 30, 1999 is subject to change pending final valuation of the net assets acquired. Goodwill will be amortized over a period of 15 years.

NOTE 9 - SEGMENT AND RELATED DISCLOSURES
----------------------------------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements.

Management has determined that the Company has only one "reportable operating segment", given the financial information provided to and used by the "chief decision maker" of the Company to allocate resources and assess the Company's performance. However, senior management does monitor revenue by platform (PC vs.
Mac), sales channel (Corporate Outbound, Inbound Telesales and On-line Internet), and product mix (Computer Systems and Memory, Peripherals, Software, and Networking and Communications).

Net sales by platform, sales channel and product mix are presented below:


                                      THREE MONTHS ENDED    SIX MONTHS ENDED
   JUNE 30, (AMOUNTS IN THOUSANDS)    1999         1998     1999        1998

    ------------------------------    ----         ----     ----        -----

   Platform
   --------
      PC and  Multi Platform        $194,166     $141,002   $376,624  $276,858
      Mac                             37,667       33,347     80,188    66,134
                                    --------     --------   --------  --------
         Total                      $231,833     $174,349   $456,812  $342,992
                                    ========     ========   ========  ========
   Sales Channel
   -------------
      Corporate Outbound            $147,331     $ 96,403   $276,008  $181,685
      Inbound Telesales               72,274       71,370    156,541   149,179
      On-Line Internet                12,228        6,576     24,263    12,128
                                    --------     --------   --------  --------
         Total                      $231,833     $174,349   $456,812  $342,992
                                    ========     ========   ========  ========
   Product Mix
   -----------
      Computer Systems and Memory   $111,102     $ 73,941   $217,453  $143,511
      Peripherals                     74,891       59,245    150,537   119,132
      Software                        30,637       25,545     59,262    50,949
      Networking and Communications   15,203       15,618     29,560    29,400
                                    --------     --------   --------  --------
         Total                      $231,833     $174,349   $456,812  $342,992
                                    ========     ========   ========  ========

------------------------------------------------

Substantially, all of the Company's net sales for the quarters ended June 30, 1999 and 1998 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of the Company's assets at June 30, 1999 and December 31, 1998 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. No single customer (including the federal government) accounted for more than 2% of total net sales in the six months ended June 30, 1999 and 1998.

                       PC CONNECTION INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW
---------

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe," "plan," "estimate," "expect" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 7 under the caption "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC, which are incorporated by reference herein. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, continued sales of Mac products, competitive risks, pricing risks, and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

GENERAL
-------

The Company was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers ("PCs"). The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. The Company initially sought customers through advertising in magazines and the use of inbound toll free telemarketing. Currently, the Company seeks to generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to the Company's catalogs and other advertising and (iii) commencing in 1997, selling products through its Internet web site.

The Company offers both PC compatible products and Mac personal computer compatible products. Reliance on Mac product sales has decreased over the last two and one-half years, from 23.0% of net sales for the year ended December 31, 1996 to 16.4% of net sales in the quarter ended June 30, 1999. Although net sales attributable to Mac products increased by approximately by $4.4 million in the quarter ended June 30, 1999, as compared to the comparable period in 1998, the Mac percentage of total sales continued to decrease. The Company believes that such sales will continue to decrease as a percentage of net sales and may even decline in dollar volume in future periods.

All of the Company's product categories experienced strong growth in the quarter ended June 30, 1999 over the comparable period in 1998, with sales of computer systems representing one of the fastest growing categories. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $600 in the quarter ended June 30, 1998 to $741 in the quarter ended June 30, 1999. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they usually yield the lowest gross margin percentage. Partially as a result of higher system sales, the Company's gross margin has declined in 1999 over the comparable three and six month figures seen in 1998, while the operating income margin has generally increased due to the leveraging of selling, general and administrative expenses over a larger sales base.

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

The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell Computer Corporation ("Dell") and Gateway, Inc. ("Gateway"), manufacturers of PCs sold by the Company, such as Compaq and IBM, have previously announced varying plans to sell PCs directly to end users. The Company currently believes that direct sales by Compaq and IBM will not have a significant adverse effect upon the Company's net sales.

On June 29, 1999, the Company completed its acquisition of ComTeq Federal, Inc. The results of operations for the three and six month periods described below include immaterial amounts of revenues and expenses relating to this acquisition because only one day of operations was included for ComTeq.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

The following table sets forth the Company's percentage of net sales (in dollars) of computer systems/memory, peripherals, software, and networking and communications products during the periods ended June 30, 1999 and 1998:


                                      THREE MONTHS ENDED    SIX MONTHS ENDED
JUNE 30,                                1999      1998       1999       1998
---------                              -----     -----       -----      ----
Computer Systems/Memory                 47.9%     42.4%      47.6%      41.8%
Peripherals                             32.3      34.0       32.9       34.7
Software                                13.2      14.6       13.0       14.9
Networking and Communications            6.6       9.0        6.5        8.6
                                       -----     -----       -----     -----
Total                                  100.0%    100.0%     100.0%     100.0%
                                       =====     =====      =====      =====


NET SALES increased $57.5 million, or 33.0%, to $231.8 million for the quarter ended June 30, 1999 from $174.3 million for the comparable period in 1998. Net sales for the six months ended June 30, 1999 increased $113.8 million, or 33.2%, to $456.8 million from $343.0 million for the comparable period in 1998. Growth in net sales was primarily attributable to the continued expansion and increased productivity of the Company's outbound telemarketing group, continued growth in average order size, an increase in the number of catalog mailings and growth in the Company's Internet sales. Outbound sales increased $50.9 million, or 52.8%, to $147.3 million in the three months ended June 30, 1999 from $96.4 million in the three months ended June 30, 1998. While Inbound sales for the quarter, at $72.3 million, grew modestly over the prior year quarter, On-line Internet sales increased $5.7 million or 86.0%, to $12.2 million in the three months ended June 30, 1999 from $6.6 million in the three months ended June 30, 1998. Outbound sales for the six months ended June 30, 1999 increased $94.3 million, or 51.9%, to $276.0 million from $181.7 million for the comparable period in 1998 and inbound and on-line Internet sales increased $19.5 million, or 12.1%, to $180.8 million, from $161.3 million in the comparable period in 1998. Computer system/memory sales increased to 47.9% and 47.6% of net sales for the three months and six months ended June 30, 1999, respectively, from 42.4% and 41.8% for the respective comparable periods in 1998.

GROSS PROFIT increased $5.2 million, or 23.0%, to $27.8 million for the quarter ended June 30, 1999 from $22.6 million for the comparable quarter in 1998. Gross profit for the six months ended June 30, 1999 increased $10.3 million, or 23.1%, to $54.9 million from $44.5 million for the comparable period in 1998. The increase in gross profit dollars was primarily attributable to the increase in net sales described above. Gross profit margin decreased from 13.0% each for the three and six months ended June 30, 1998 to 12.0% each for the three and six months ended June 30, 1999, due primarily to the continued decline in margins for system sales and growth in outbound telemarketing sales, which generally carry lower margins. During 1999, certain product manufacturers changed the focus of their vendor support programs from providing general cooperative advertising dollars to issuing rebates based on specified product sell through. The effect of this change in vendor focus impacted both cost of sales and selling, general and administrative expenses, because rebates are accounted for as credits to cost of sales and cooperative advertising revenue is credited to advertising expense. Therefore, in 1999, gross margins have been positively impacted by such rebate activity while selling, general and administrative expenses have been negatively impacted. The Company anticipates that this trend may continue in the future.

The Company expects that its gross margin in the future is likely to fluctuate and may decline from the level achieved in the first and second quarters of 1999 since it is dependent upon several variables including vendor support programs, product mix, pricing strategies, market conditions and other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $4.0 million, or 25.0%, to $20.0 million for the quarter ended June 30, 1998 from $16.0 million for the comparable quarter in 1998, but decreased as a percentage of sales from 9.2% for the three months ended June 30, 1998 to 8.6% for the three months ended June 30, 1999. Such expenses for the six months ended June 30, 1999 increased by $6.9 million, or 21.0%, to $39.8 million from $32.9 million in the six months ended June 30, 1998, but decreased as a percentage of sales to 8.7% for the six months ended June 30, 1999 from 9.6% in the comparable period in 1998. However, the 1998 six month period included a $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven to four years in connection with the Company's initial public offering of its shares. The increase in expenses was primarily attributable to increases in volume-sensitive costs such as sales personnel and credit card fees. The decrease as a percentage of net sales was primarily attributable to improved expense control and the leveraging of selling, general and administrative expenses over a larger sales base.

ADDITIONAL STOCKHOLDER/OFFICER COMPENSATION was $0 for the three months and six months ended June 30, 1999, respectively, compared to $0 and $2.4 million for the respective comparable periods in 1998. These amounts generally represented Company-related federal income tax obligations payable by the stockholder/officers for periods prior to March 6, 1998, the point in time that the Company converted from an S Corporation to a C Corporation.

INCOME FROM OPERATIONS increased $1.3 million, or 20.0%, to $7.8 million for the quarter ended June 30, 1999, from $6.5 million for the quarter ended June 30, 1998. Income from operations as a percentage of sales decreased from 3.8% in the three months ended June 30, 1998 to 3.4% in the comparable period in 1999 for the reasons discussed above. Similarly, income from operations for the six months ended June 30, 1999 increased $5.8 million, or 62.4%, to $15.1 million from $9.3 million in the comparable 1998 period. Income from operations as a percentage of sales increased from 2.7% for the six months ended June 30, 1998 to 3.3% for the comparable period in 1999, primarily as a result of the additional 1998 stockholder/officer compensation referred to above.

Income from operations, excluding both the one-time charge for stock option compensation expense ($870,000) and the additional stockholder/officer compensation ($2.4 million) for the six months ended June 30, 1999, increased by $2.5 million, or 20%, to $15.1 million for the six months ended June 30, 1999 from $12.5 million for the comparable period in 1998. Such income from operations as a percentage of net sales decreased from 3.6% for the six-month period ended June 30, 1998 to 3.3% for the comparable period in 1999.

INTEREST EXPENSE increased $225,000, or 441%, to $276,000 for the quarter ended June 30, 1999 from $51,000, for the comparable quarter in 1998. Similarly, interest expense for the six months ended June 30, 1999, increased $285,000, or 111%, to $542,000 from $257,000 for the comparable period in 1998. This increase in interest expense was due primarily to higher average outstanding borrowings generally in the six months ended June 30, 1999, and the commencement of the Company's capital lease obligation to an affiliate, effective December 1998.

INCOME TAXES for three months ended June 30, 1999 was a provision of $2.9 million compared to a provision of $2.6 million for the comparable quarter in 1998. Income taxes for the six months ended June 30, 1999 was a provision of $5.6 million, compared to a benefit of $1.2 million for the comparable period in 1998. The six month period ended June 30, 1998 was impacted by the Company's status as a Subchapter S Corporation since there were no federal taxes provided for from the period January 1, 1998 to March 6, 1998.

NET INCOME for the quarter ended June 30, 1999 increased $0.6 million, or 14.2%, to $4.7 million from $4.1 million for the comparable quarter in 1998, principally as a result of the increases in operating income as described above. Net income for the six months ended June 30, 1999 decreased $1.4 million, or 13.4%, to $9.1 million from $10.5 million for the comparable period in 1998, principally as a result of a $1.2 million income tax benefit in the 1998 period.

PRO FORMA NET INCOME calculated for the six months ended June 30, 1998, is determined by (i) eliminating stockholder/officer compensation in excess of quarterly base salaries ($150,000) and (ii) by eliminating the actual income tax provision/benefit and adding a provision for federal and state income taxes that would have been payable by the Company under Subchapter C of the Internal Revenue Code ("Code"). Net income for the six months ended June 30, 1999 was $9.1 million, or $.57 per share, compared to pro forma net income for the quarter ended June 30, 1998 of $7.1 million, or $.46 per share.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. In March 1998, the Company completed an initial public offering and used the net proceeds of the Offering, aggregating $57.3 million, to repay all outstanding bank indebtedness of $12.9 million and to pay a dividend of $33.0 million to its then current stockholders, equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds of $11.4 million were invested in short-term investment securities and were used for general corporate purposes. The Company believes that funds generated from operations, together with the net proceeds from the Offering and available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least through 1999. The Company's ability to continue funding its planned growth is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

Net cash used for operating activities was $2.3 million for the six months ended June 30, 1999, as compared to $34.5 million provided in the comparable period in 1998. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Accounts receivable have increased primarily due to an increase in open account purchases by commercial customers resulting from the Company's continued efforts to increase its sales to such customers. Historically, inventories and accounts payable had increased as a result of the sales growth of the Company; however, inventory and accounts payable actually decreased in the six months ended June 30, 1999 by $1.2 million and $7.3 million, respectively, compared to a $4.8 million decrease in inventory and an increase in accounts payable of $27.0 million in the comparable period in 1998. The reductions in inventory levels related to continued steps taken to improve inventory turns while the change in accounts payable is due to the timing of payments with vendors.

At June 30, 1999, the Company had cash and cash equivalents of $3.2 million and working capital of $54.4 million. At December 31, 1998, the Company had cash and cash equivalents of $11.9 million and working capital of $53.8 million.

The Company used cash and cash equivalents of $3.2 million for the acquisition of its new subsidiary, ComTeq Federal, Inc. in 1999. Additionally, capital expenditures were $3.4 million in the six months ended June 30, 1999, as compared to $3.6 million in the comparable period in 1998. The majority of the capital expenditures for the respective 1999 and 1998 periods relate to computer hardware and software for the Company's management information systems. The Company upgraded its order management and fulfillment systems to new hardware and software. The conversion was completed during the third quarter of 1998. Additional enhancements to increase functionality of the system have occurred throughout 1999. Total capital expenditures for the year ending December 31, 1999 are estimated at $10.0 million.

The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $50 million, which bears interest at various rates ranging from the prime rate (7.75% at June 30, 1999) to prime less 1%, depending on the ratio of senior debt to EBITDA. The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at June 30, 1999.

The Company had $78.3 million in outstanding accounts payable at June 30, 1999, including $6.0 million for in-transit inventory from vendors not yet received by the Company but for which title passed to the Company upon shipment. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit.


YEAR 2000 COMPLIANT INFORMATION SYSTEMS
---------------------------------------

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

In 1998, the Company replaced its order management and fulfillment software with new software and converted its principal computer equipment to new IBM AS400 platform systems, both of which are better suited to the Company's expected scale of operations and are designed to be Year 2000 compliant. The Company is investigating the extent to which its other systems may be affected and communicating to all of its system vendors concerning timely completion of remedies for those systems requiring modification. The Company currently believes it will be able to modify or replace any affected systems in time to minimize any detrimental effect on operations.

The Company has communicated with all third parties on which it relies to assess their progress in evaluating their systems and implementing appropriate corrective measures, and such assessments are expected to be completed by September 30, 1999. Furthermore, the Company is actively encouraging its customers to undertake their own Year 2000 compliance projects in order to ensure the continued viability of the Company's commercial business pursuits. The Company has been taking, and will continue to pursue, all steps it believes are reasonably necessary to protect its operations, assets and the interests of its customers, shareholders, employees and community partners.

Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 awareness, assessment, renovation and validation efforts, which began in 1996, will be completed by September 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of June 30, 1999, it had completed approximately 95% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The majority of the projects comprising the remaining 5% of the initiatives are in process and are currently expected to be substantially completed by September 30, 1999.

                                                        TIME         PERCENT
                                                        FRAME        COMPLETED
                                                        -----        ---------
Status of overall Year 2000 Project:

  Awareness                                           10/97 - 06/98     100%
  Assessment                                          10/97 - 12/98     100%
  Renovation                                          04/98 - 09/99      95%
  Validation                                          05/98 - 11/99      95%
  Implementation                                      05/98 - 12/99      95%

Summary of significant Year 2000 projects completed:

  Conversion to new IBM AS400                         10/96 - 09/98     100%
  Conversion to new order management
    and fulfillment software                          10/96 - 09/98     100%

The primary objectives of the Year 2000 Project relating to the Company's internal systems were met when the Company implemented its new order management and fulfillment software and upgraded its IBM AS400 data processing platform.
The majority of the costs (approximately $5.5 million) of the new software and hardware were capitalized during the period October 1, 1997 to September 30, 1998. The Company believes that the costs of its Year 2000 awareness, assessment, renovation, validation and implementation for all other computer equipment and software, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed
$300,000, which will be funded from operating cash flow. These costs will be expensed as incurred and funded from working capital.

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





RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
----------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities", adjusted to be effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.


INFLATION
----------

The Company has historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate.
The Company does not expect inflation to have a significant impact on its business in the future.





                       PC CONNECTION, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK




The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.





                       PC CONNECTION, INC. AND SUBSIDIARY
                          PART II - OTHER INFORMATION




ITEM 1 - LEGAL PROCEEDINGS
--------------------------

      Not applicable

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

      Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

      Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    (a) A total of 15,401,222 shares of Common Stock, out of a total of 15,624,956 shares of Common Stock of the Corporation entitled to vote were represented in person or by proxy at the The Annual
         Meeting of the Shareholders of the Company, held on May 26, 1999.

    (b) The following individuals receiving 15,387,553 votes in favor or their election, were elected as directors of the Company for terms of one year each:

         Patricia Gallup, David Hall, David B. Beffa-Negrini, Martin C. Murrer,
         Peter J. Baxter.

    (c)  Other Matters

         (i) Holders of 12,406,035 shares of Common Stock approved (i) the continuance of the Company's 1997 Stock Incentive Plan
             (the "1997 Plan") and (ii) the amendment and restatement of the 1997 Plan to increase the number of shares of Common Stock available to grant under the 1997 Plan by 800,000.

        (ii) The selection of Deloitte & Touche LLP as the Company's independent auditors for the current year was ratified with a vote of 15,385,063 shares.


ITEM 5 - OTHER INFORMATION
--------------------------

      Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a)          EXHIBITS
                   --------

         Exhibit
         Number           Description
         ------           -----------

          27         Financial Data Schedule

      (b) REPORTS ON FORM 8-K
          -------------------

          (i) None





                       PC CONNECTION, INC. AND SUBSIDIARY
                                 JUNE 30, 1999


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PC CONNECTION, INC.




August 9, 1999                      By: /s/
                                       ------------------------------------
                                       Wayne L. Wilson
                                       President and Chief Operating Officer






August 9, 1999                      By: /s/
                                       --------------------------------------
                                       Mark A. Gavin
                                       Vice President of Finance and
                                       Chief Financial Officer













