Form 10-Q
period 1999-09-30
PC CONNECTION INC
filed 1999-11-15
CIK 1050377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                         COMMISSION FILE NUMBER 0-23827

                              PC CONNECTION, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                      02-0497006
        --------                                      -----------
   (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)               Identification No.)

     730 MILFORD ROAD,
   MERRIMACK, NEW HAMPSHIRE                               03054
------------------------------                            ------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (603) 423-2000
                                                       ---------------

Indicate by check mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES     [X]                           NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 12, 1999 was 15,697,062.

                       PC CONNECTION, INC. AND SUBSIDIARY
                                   FORM 10-Q


                               TABLE OF CONTENTS

 PART I      FINANCIAL INFORMATION                                        PAGE

  Item 1     Financial Statements:

             Consolidated Balance Sheets - September 30, 1999
               and December 31, 1998.......................................1
             Consolidated Statements of Income -
               Three months ended September 30, 1999 and 1998;
               Nine months ended September 30, 1999 and 1998...............2
             Consolidated Statement of Changes in Stockholders' Equity -
               Nine months ended September 30, 1999........................3
             Consolidated Statements of Cash Flows - Nine
               months ended September 30, 1999 and 1998 ...................4
             Notes to Consolidated Financial Statements....................5

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

                       PC CONNECTION, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                               SEPTEMBER 30,     December 31,
                                                   1999             1998
                                               -------------      -----------
                                                (UNAUDITED)
ASSETS
  Current Assets:
    Cash and cash equivalents                   $  11,957         $  11,910
    Accounts receivable, net                       82,192            58,890
    Inventories-merchandise                        58,569            63,425
    Deferred income taxes                           1,693             3,181
    Prepaid expenses and other current assets       3,632             4,115
                                                ---------         ---------
         TOTAL CURRENT ASSETS                     158,043           141,521
  Goodwill                                          9,593                 -
    Deferred income taxes                               -               314
    Property and equipment, net                    23,972            22,675
                                                ---------         ---------
    Total assets                                $ 191,608         $ 164,510
                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current maturities of capital lease
      obligation to affiliate                   $     133         $     123
    Notes payable, current maturities               1,000                 -
    Accounts payable                               84,113            77,561
    Accrued expenses and other liabilities         11,261            10,069
                                                ---------         ---------
    Total current liabilities                      96,507            87,753
    Notes payable, less current maturities          2,000                 -
    Capital lease obligation to affiliate           6,981             7,081
    Deferred taxes                                    745                 -
                                                ---------         ---------
         Total liabilities                        106,233            94,834
                                                ---------          --------
    Stockholders' Equity:

    Common stock                                      157               156
    Additional paid-in capital                     57,406            56,812
    Retained earnings                              27,812            12,708
                                                ---------          --------

    TOTAL STOCKHOLDERS' EQUITY                     85,375            69,676
                                                ---------         ---------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                 $ 191,608         $ 164,510
                                                =========         =========



See accompanying notes to consolidated financial statements.

                       PC CONNECTION, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          THREE MONTHS            NINE MONTHS
                                             ENDED                   ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                         1999     1998         1999       1998
                                    ------------------------------------------
 Net sales                         $282,103    $169,089      $738,915   $512,081
 Cost of sales                      247,651     147,837       649,598    446,299
                                    -------    --------      --------   -------
      GROSS PROFIT                   34,452      21,252        89,317     65,782
 Selling, general and
   administrative expenses           24,333      16,317        64,136     49,217
  Additional stockholder/officer
   compensation                           -           -             -      2,354
                                    -------     -------       -------    -------
      INCOME FROM OPERATIONS         10,119       4,935        25,181     14,211
 Interest expense                      (449)        (10)         (991)     (267)
 Other, net                              32         233           173       532
 Income tax provision                (3,687)     (2,012)       (9,259)     (837)
                                    -------     -------      --------    -------
      NET INCOME                    $ 6,015     $ 3,146      $ 15,104    $13,639
                                    =======     =======      ========    =======

 Weighted average shares outstanding:
  Basic                              15,651      15,443        15,633
                                    =======     =======      ========
  Diluted                            16,078      16,000        16,072
                                    =======     =======      ========

 Earnings per share:
  Basic                             $  0.39     $   .20      $    .97
                                    =======     =======      ========
  Diluted                           $  0.37     $   .20      $    .94
                                    =======     =======      ========


 Pro forma data:

 Historical income before income taxes                                  $14,476
 Pro forma adjustment - stockholder/officer
  compensation in excess of aggregate base salaries                       2,354
                                                                       -------
 Pro forma income before income taxes                                   16,830
 Pro forma income taxes                                                  6,563
                                                                       -------
Pro forma net income                                                   $10,267
                                                                       =======
 Pro forma weighted average shares outstanding:
   Basic                                                                15,036
                                                                       =======
   Diluted                                                              15,578
                                                                       =======

Pro forma earnings per share:
   Basic                                                               $   .68
                                                                       =======
   Diluted                                                             $   .66
                                                                       =======



See accompanying notes to consolidated financial statements.

                      PC CONNECTION, INC.  AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                 COMMON STOCK    ADDITIONAL    RETAINED
                              SHARES   AMOUNT PAID IN CAPITAL  EARNINGS   TOTAL
                              ------   ------ ---------------  --------   ------

BALANCE, DECEMBER 31, 1998    15,605   $  156    $56,812      $12,708    $69,676

Exercise of stock options,
  including income
  tax benefits                    28        1        282            -        283

Issuance of stock under
  employee stock
  purchase plan                   19        -        198            -        198

Compensation under
  nonstatutory stock
  option agreements                -        -        114            -        114

Net income                         -        -          -       15,104     15,104
                              ------   ------    -------      -------    -------
BALANCE, SEPTEMBER 30, 1999   15,652   $  157    $57,406      $27,812    $85,375
                              ======   ======    =======      =======    =======

See accompanying notes to consolidated financial statements.

                      PC CONNECTION, INC.  AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                       1999           1998
                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                          $15,104        $13,639
 Adjustments to reconcile net income to net
     cash provided by operating
     activities:
  Depreciation and amortization                        3,796          1,989
  Deferred income tax provision (benefit)              2,697         (4,317)
  Compensation under nonstatutory stock
    option agreements                                    114          1,235
  Provision for doubtful accounts                      4,961          3,456
  Loss on disposal of fixed assets                        24            174
 Changes in assets and liabilities:
  Accounts receivable                                (23,722)       (19,330)
  Inventories                                          5,474        (13,986)
  Prepaid expenses and other current assets              936         (1,287)
  Accounts payable                                    (1,489)        43,224
  Amounts payable to stockholders                          -         (1,185)
  Accrued expenses and other liabilities                 (26)         1,218
                                                      -------       -------
 Net cash provided by operating activities             7,869         24,830
                                                      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                  (4,868)       (6,065)
 Proceeds from sale of property and equipment              3             -
 Payment for purchase of ComTeq, net of
   cash acquired                                      (3,198)            -
                                                     -------       -------
 Net cash used for investing activities               (8,063)       (6,065)
                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from short-term borrowings                 392,960        20,796
 Repayment of short-term borrowings                 (392,960)      (49,114)
 Repayment of term loan                                    -        (4,500)
 Repayment of capital lease obligations                  (90)            -
 Issuance of stock upon exercise of nonstatutory
   stock options                                         133            69
 Issuance of stock under Employee
   Stock Purchase Plan                                   198             -
 Net proceeds from initial public offering                 -        57,253
 Payment of dividend                                       -       (33,037)
                                                      ------       --------
 Net cash provided by (used for) financing activities    241        (8,533)
                                                      ------       --------
 Increase in cash and cash equivalents                    47        10,232
 Cash and cash equivalents, beginning of period       11,910           758
                                                     -------       -------
 Cash and cash equivalents, end of period            $11,957       $10,990
                                                     =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid                                    $   983       $   439
    Income taxes paid                                  5,341         5,279

NON-CASH TRANSACTIONS:

    Issuance of notes payable in connection
      with acquisition of a subsidiary                $3,000       $    -


See accompanying notes to consolidated financial statements

                      PC CONNECTION, INC.  AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION
----------------------------

The accompanying consolidated financial statements of PC Connection, Inc. and Subsidiary ("PCC" or the "Company") have been prepared in accordance with generally accepted accounting principles. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K Report") filed with the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements should be read in conjunction with the financial statements contained in the Company's 10-K Report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and nine months ended September 30, 1999 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2-CASH AND CASH EQUIVALENTS
--------------------------------

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.


NOTE 3-PRO FORMA INCOME STATEMENT DATA
--------------------------------------

The following pro forma adjustments have been made to the historical results of operations for the nine months ended September 30, 1998 to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for that period:

1.Elimination of stockholder/officer compensation in excess of aggregate established 1998 quarterly base salaries ($150,000) for the period prior to March 6, 1998. These amounts generally represented Company-related S Corporation tax obligations payable by the stockholder/officers for periods prior to March 6, 1998.

2.Elimination of the historical income tax benefit for the period prior to March 6, 1998 (including elimination of the $4.2 million income tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status) and establishment of a provision for federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code, assuming an effective tax rate of 39% for the period from January 1, 1998 to March 5, 1998 after an adjustment for stockholder/officer compensation described in No. 1 above.

NOTE 4-EARNINGS PER SHARE
--------------------------

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The denominator used to determine pro forma basic earnings per share for the nine months ended September 30, 1998 includes the weighted average shares required to pay the S Corporation dividend, assuming a price per share of $17.50.

The following table sets forth the computation of pro forma basic and diluted earnings per share:


                                                  THREE MONTHS   NINE MONTHS
                                                      ENDED          ENDED
SEPTEMBER 30,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)    1999     1998   1999     1998
--------------------------------------------------------------------------------
                                            (ACTUAL) (ACTUAL)(ACTUAL)(PRO FORMA)
    Numerator:
      Net income                              $6,015   $3,146  $15,104  $10,267
                                              ======   ======  =======  =======

    Denominator:
      Denominator for basic earnings
        per share:
         Weighted average shares              15,651   15,443   15,633   14,614
         Weighted average shares required
          to pay stockholder dividend              -        -        -      422
                                             -------   ------   ------   ------
      Denominator for basic earnings
       per share                              15,651   15,443   15,633   15,036
                                             -------   ------   ------   ------

      Effect of dilutive securities:
         Employee stock options                  427      557      439      542
                                             -------  -------   ------   ------
      Denominator for diluted earnings
       per share                              16,078   16,000   16,072   15,578
                                              ======   ======   ======   ======

    Earnings per share:
      Basic                                   $  .39   $  .20   $  .97   $  .68
                                              ======   ======   ======   ======
      Diluted                                 $  .37   $  .20   $  .94   $  .66
                                              ======   ======   ======   ======

The following stock options to purchase Common Stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 because the effect of the options on the calculation would have been anti-dilutive:


                                          THREE MONTHS ENDED  NINE MONTHS ENDED
SEPTEMBER 30, (AMOUNTS IN THOUSANDS)        1999      1998      1999      1998
--------------------------------------------------------------------------------
   Anti-dilutive stock options              953          25       903        65
                                          =====       =====     =====      ====


NOTE 5-REPORTING COMPREHENSIVE INCOME
-------------------------------------

The Company had no components to be included in comprehensive income other than the net income reported on the income statement in either 1999 or 1998. Therefore, comprehensive income is the same as net income reported for the nine months ended September 30, 1999 and 1998.

NOTE 6-RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD
------------------------------------------------------------------------

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


NOTE 7-ACQUISITION OF SUBSIDIARY
--------------------------------

On June 29, 1999, the Company acquired all of the outstanding stock of ComTeq Federal, Inc. ("ComTeq Federal"), a supplier of computer equipment and services to federal government agencies. The purchase price was $8.3 million, consisting of $5.3 million in cash, including acquisition costs and promissory notes aggregating $3 million. Total cash paid for ComTeq Federal on June 29, 1999, net of cash acquired, was $3.2 million. The transaction has been accounted for by the purchase method, and the assets purchased and liabilities assumed have been recorded at their fair value at date of acquisition. The excess of the purchase price, including acquisition costs, over the fair value of the net assets acquired has been recorded as goodwill. Such amount recorded at September 30, 1999 is subject to change pending final valuation of the net assets acquired. Goodwill is being amortized over a period of 15 years.

NOTE 8-SEGMENT AND RELATED DISCLOSURES
--------------------------------------

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

Net sales by platform, sales channel and product mix are presented below:


                                        THREE MONTHS ENDED     NINE MONTHS ENDED

   SEPTEMBER 30, (AMOUNTS IN THOUSANDS)  1999        1998       1999        1998
   -----------------------------------------------------------------------------
   Platform
      PC and  Multi Platform          $244,567    $136,624   $621,191   $413,482
      Mac                               37,536      32,465    117,724     98,599
                                      --------    --------   --------   --------
         Total                        $282,103    $169,089   $738,915   $512,081
                                      ========    ========   ========   ========
   Sales Channel
      Corporate Outbound              $194,598    $ 96,524   $470,607   $278,209
      Inbound Telesales                 72,639      66,240    229,180    215,419
      On-Line Internet                  14,866       6,325     39,128     18,453
                                      --------    --------   --------   --------
         Total                        $282,103    $169,089   $738,915   $512,081
                                      ========    ========   ========   ========
   Product Mix
      Computer Systems and Memory     $131,911    $ 73,705   $349,364   $217,216
      Peripherals                       95,853      59,803    246,390    178,935
      Software                          35,490      22,597     94,752     73,546
      Networking and Communications     18,849      12,984     48,409     42,384
                                      --------    --------    -------   --------
         Total                        $282,103    $169,089   $738,915   $512,081
                                      ========    ========   ========   ========

----------------------------------------------

Substantially, all of the Company's net sales for the quarters ended September 30, 1999 and 1998 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of the Company's assets at September 30, 1999 and December 31, 1998 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. Except for the federal government, no single customer accounted for more than 2% of total net sales in the nine months ended September 30, 1999 and 1998. With the acquisition of ComTeq Federal in June 1999, sales to the federal government account for 12.2%, or $37.5 million, and 7.9%, or $58.1 million, of total sales for the three and nine months ended September
30, 1999, respectively.
                                      -8-

                       PC CONNECTION, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW
---------

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe," "plan," "estimate," "expect" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 7 under the caption "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC, which are incorporated by reference herein. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, continued sales of Mac products, competitive risks, pricing risks, and economic risks. Such risks and uncertainties also include the continued acceptance of the Company's distribution channel by vendors and customers, continuation of key vendor relationships and support programs and the ability of the Company to hire and retain qualified sales account managers and other essential personnel. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

GENERAL
-------

The Company was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers ("PCs"). The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. The Company initially sought customers through advertising in magazines and the use of inbound toll free telemarketing. Currently, the Company seeks to generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to the Company's catalogs and other advertising and (iii) selling products through its Internet web site.

The Company offers both PC compatible products and Mac personal computer compatible products. Reliance on Mac product sales has decreased during the last two years, from 23.0% of net sales for the year ended December 31, 1996 to 13.3% of net sales in the quarter ended September 30, 1999. Although net sales attributable to Mac products increased by approximately $5.1 million in the quarter ended September 30, 1999 as compared to the comparable period in 1998, the Mac percentage of total sales continued to decrease. The Company believes that such sales will continue to decrease as a percentage of net sales and may even decline in dollar volume in future periods.

All of the Company's product categories experienced growth in the quarter ended September 30, 1999 over the comparable period in 1998, with sales of computer systems representing one of the fastest growing categories. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $624 in the quarter ended September 30, 1998 to $848 in the quarter ended September 30, 1999. Computer system sales also generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they usually yield the lowest gross margin percentage. Partially as a result of higher system sales, the Company's gross margin has declined in 1999 over the comparable three and nine month periods in 1998, while the operating income margin has generally increased due to the leveraging of selling, general and administrative expenses over a larger sales base.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth the Company's percentage of net sales (in dollars) of computer systems/memory, peripherals, software, and networking and communications products during the periods ended September 30, 1999 and 1998:


                                     THREE MONTHS ENDED    NINE MONTHS ENDED
 SEPTEMBER 30,                         1999      1998       1999       1998
 ------------------------------------------------------------------------------
Computer Systems/Memory                 46.7%     43.6%     47.3%      42.4%
Peripherals                             34.0      35.4      33.3       34.9
Software                                12.6      13.4      12.8       14.4
Networking and Communications            6.7       7.6       6.6        8.3
                                       -----     -----     -----      -----
Total                                  100.0%    100.0%    100.0%     100.0%
                                       =====     =====     =====      =====

NET SALES increased $113.0 million, or 66.8%, to $282.1 million for the quarter ended September 30, 1999 from $169.1 million for the comparable period in 1998. Net sales for the nine months ended September 30, 1999 increased $226.8 million, or 44.3%, to $738.9 million from $512.1 million for the comparable period in 1998. Growth in net sales was primarily attributable to the continued expansion and increased productivity of the Company's outbound telemarketing group, continued growth in average order size, an increase in the number of catalog mailings, growth in the Company's Internet sales and the acquisition of ComTeq Federal, Inc. on June 29, 1999. Outbound sales increased $98.1 million, or 101.7%, to $194.6 million in the three months ended September 30, 1999 from $96.5 million in the three months ended September 30, 1998. While Inbound sales for the quarter, at $72.6 million, grew modestly over the prior year quarter, on-line Internet sales increased $8.6 million or 136.5%, to $14.9 million in the three months ended September 30, 1999 from $6.3 million in the three months ended September 30, 1998. Outbound sales for the nine months ended September 30, 1999 increased $192.4 million, or 69.2%, to $470.6 million from $278.2 million for the comparable period in 1998 and on-line Internet sales increased $20.7 million, or 112.5%, to $39.1 million, from $18.4 million in the comparable period in 1998. Computer system/memory sales increased to 46.7% and 47.3% of net sales for the three months and nine months ended September 30, 1999, respectively, from 43.6% and 42.4% for the respective comparable periods in 1998.

GROSS PROFIT increased $13.2 million, or 62.0%, to $34.5 million for the quarter ended September 30, 1999 from $21.3 million for the comparable quarter in 1998. Gross profit for the nine months ended September 30, 1999 increased $23.5 million, or 35.7%, to $89.3 million from $65.8 million for the comparable period in 1998. The increase in gross profit dollars was primarily attributable to the increase in net sales described above. Gross profit margin decreased from 12.6% and 12.9% for the respective three and nine months ended September 30, 1998 to 12.2% and 12.1% for the respective three and nine months ended September 30, 1999, due primarily to the continued decline in margins for system sales and growth in outbound telemarketing sales, which generally carry lower margins. During 1999, certain product manufacturers changed the focus of their vendor support programs from providing general cooperative advertising dollars to issuing rebates based on specified product sell through. The effect of this change in vendor focus affected both cost of sales and selling, general and administrative expenses, because rebates are accounted for as credits to cost of sales and cooperative advertising revenue is credited to advertising expense. Therefore, in 1999, gross margins have been positively affected by such rebate activity while selling, general and administrative expenses have been negatively affected. The Company anticipates that this trend may continue in the future.

-----------------------------------------

As stated in previous reports, the Company expects that its gross margin, as a percentage of sales may vary by quarter based upon Vendor Support programs, product mix, pricing strategies, market conditions and other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $8.0 million, or 49.1%, to $24.3 million for the quarter ended September 30, 1999 from $16.3 million for the comparable quarter in 1998, but decreased as a percentage of sales from 9.7% for the three months ended September 30, 1998 to 8.6% for the three months ended September 30, 1999. Such expenses for the nine months ended September 30, 1999 increased by $14.9 million, or 30.3%, to $64.1 million from $49.2 million in the nine months ended September 30, 1998, but decreased as a percentage of sales to 8.7% for the nine months ended September 30, 1999 from 9.6% in the comparable period in 1998. However, the nine months ended September 30, 1999 included a $870,000 one-time charge for stock option compensation expense relating to the acceleration in the vesting period of certain of the Company's stock options from seven to four years in connection with the Company's initial public offering of its shares.The increase in expenses was primarily attributable to increases in volume-sensitive costs such as sales personnel and credit card fees. The decrease as a percentage of net sales was primarily attributable to improved expense control and the leveraging of selling, general and administrative expenses over a larger sales base.

ADDITIONAL STOCKHOLDER/OFFICER COMPENSATION for the nine months ended September 30, 1998 represented Company-related federal income tax obligations payable by the stockholder/officers for periods prior to March 6, 1998, the point in time that the Company converted from an S Corporation to a C Corporation. No such expense was incurred after March 6, 1998.

INCOME FROM OPERATIONS increased $5.2 million, or 106.1%, to $10.1 million for the quarter ended September 30, 1999, from $4.9 million for the quarter ended September 30, 1998. Income from operations as a percentage of sales increased from 2.9% in the three months ended September 30, 1998 to 3.6% in the comparable period in 1999 for the reasons discussed above. Similarly, income from operations for the nine months ended September 30, 1999 increased $11.0 million, or 77.5%, to $25.2 million from $14.2 million in the comparable 1998 period. Income from operations as a percentage of sales increased from 2.8% for the nine months ended September 30, 1998 to 3.4% for the comparable period in 1999, primarily as a result of the additional 1998 stockholder/officer compensation referred to above.

Income from operations, excluding both the one-time charge for stock option compensation expense ($870,000) and the additional stockholder/officer compensation ($2.4 million) for the nine months ended September 30, 1998, increased by $7.8 million, or 44.8%, to $25.2 million for the nine months ended September 30, 1999 from $17.4 million for the comparable period in 1998. Such income from operations as a percentage of net sales remained at 3.4% for the nine months ended September 30, 1998 and 1999, respectively.

INTEREST EXPENSE increased to $449,000 for the quarter ended September 30, 1999 from $10,000, for the comparable quarter in 1998. Similarly, interest expense for the nine months ended September 30, 1999 increased to $991,000 from $267,000 for the comparable period in 1998. This increase in interest expense was due primarily to higher average outstanding borrowings in the nine months ended September 30, 1999, and the commencement of the Company's capital lease obligation to an affiliate, effective December 1998.

The Company's provision for INCOME TAXES for three months ended September 30, 1999 was $3.7 million compared to $2.0 million for the comparable quarter in 1998. The Company's provision for income taxes for the nine months ended September 30, 1999 was $9.3 million, compared to $ 0.8 million for the comparable period in 1998. The nine-month period ended September 30, 1998 was favorably affected by the Company's status as a Subchapter S Corporation, since no federal taxes were provided for from the period January 1, 1998 to March 6, 1998.

-----------------------------------------

NET INCOME for the quarter ended September 30, 1999 increased $2.9 million, or 93.5%, to $6.0 million from $3.1 million for the comparable quarter in 1998, principally as a result of the increases in operating income as described above. Net income for the nine months ended September 30, 1999 increased $1.5 million, or 11.0%, to $15.1 million from $13.6 million for the comparable period in 1998, principally as a result of a $4.2 million income tax benefit in the 1998 period.

PRO FORMA NET INCOME calculated for the nine months ended September 30, 1998, is determined by (i) eliminating stockholder/officer compensation in excess of quarterly base salaries ($150,000) and (ii) by eliminating the actual income tax provision/benefit and adding a provision for federal and state income taxes that would have been payable by the Company under Subchapter C of the Internal Revenue Code ("Code"). Net income for the nine months ended September 30, 1999 was $15.1 million, or $.94 per share, compared to pro forma net income for the nine months ended September 30, 1998 of $10.3 million, or $.66 per share.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. In March 1998, the Company completed an initial public offering and used the net proceeds of the Offering, aggregating $57.3 million, to repay all outstanding bank indebtedness of $12.9 million and to pay a dividend of $33.0 million to its then current stockholders, equal to substantially all previously taxed, but undistributed, S Corporation earnings of the Company. The remaining net proceeds of $11.4 million were invested in short-term investment securities and were used for general corporate purposes. The Company believes that funds generated from operations, together with the net proceeds from the Offering and available credit under its bank line of credit (which currently has $50 million in availability), will be sufficient to finance its working capital and capital expenditure requirements at least through the next 12 months. The Company's ability to continue funding its planned growth is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

Net cash provided by operating activities was $7.9 million for the nine months ended September 30, 1999, as compared to $24.8 million provided in the comparable period in 1998. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Accounts receivable have increased primarily due to an increase in open account purchases by commercial customers resulting from the Company's continued efforts to increase its sales to such customers. Historically, inventories and accounts payable had increased as a result of the sales growth of the Company; however, inventory and accounts payable actually decreased in the nine months ended September 30, 1999 by $5.5 million and $1.5 million, respectively, compared to increases of $14.0 million and $43.2 million, respectively in the comparable period in 1998. The reductions in inventory levels related to continued steps taken to improve inventory turns while the change in accounts payable is due to the timing of payments with vendors.

The Company also used cash and cash equivalents of $3.2 million for the acquisition of its new subsidiary, ComTeq Federal in 1999. Additionally, capital expenditures were $4.9 million in the nine months ended September 30, 1999, as compared to $6.1 million in the comparable period in 1998. The majority of the capital expenditures for the respective 1999 and 1998 periods relate to computer hardware and software for the Company's management information systems. The Company has upgraded its order management and fulfillment systems to new hardware and software, completing the conversion during the third quarter of 1998. Additional enhancements to increase functionality of the system have occurred throughout 1999. Total capital expenditures for the year ending December 31, 1999 are estimated at $8.0 million.

The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $50 million, which bears interest at various rates ranging from the prime rate (8.25% at September 30, 1999) to prime less 1%, depending on the ratio of senior debt to EBITDA. The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends; none of which the Company believes significantly restricts its operations. No borrowings were outstanding at September 30, 1999.

YEAR 2000 COMPLIANT INFORMATION SYSTEMS
---------------------------------------

The change in date from 1999 to 2000 poses potential problems for many computer and electro-mechanical systems around the world. Some of the Company's systems could be affected by this problem which could have a material adverse effect on the Company's business, financial condition and results of operations.

In order to minimize any potential disruption to the Company's business, the Company has an active, on-going program to evaluate its systems and take corrective action prior to the millennium change. A full-time senior manager is responsible for managing the Year 2000 Project, which is comprised of five phases: awareness, assessment, renovation, validation and implementation.
As of September 30, 1999, the Company believed that it had largely completed each of these five phases. For each system that was determined to be non-compliant, the Company took one of the following three courses of action to achieve date compliance: (i) renovated (converted) the current system; (ii) replaced the current system with a new date compliant system;
or (iii) retired the current system because it no longer serves a valid business need.

In 1998, the Company replaced its order management and fulfillment software with new software and converted its principal computer equipment to new IBM AS400 platform systems, both of which are better suited to the Company's expected scale of operations and are designed to be Year 2000 compliant.

The Company has communicated with all third parties on which it relies to assess their progress in evaluating their systems and implementing appropriate corrective measures, and such assessments have been completed by September 30, 1999. Furthermore, the Company has actively encouraged its customers to undertake their own Year 2000 compliance projects in order to ensure the continued viability of the Company's commercial business pursuits. The Company has been taking, and will continue to pursue, all steps it believes are reasonably necessary to protect its operations, assets and the interests of its customers, shareholders, employees and community partners.

Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company believes that its Year 2000 awareness, assessment, renovation, validation and implementation efforts, which began in 1996, were largely completed by September 30, 1999, prior to any currently anticipated impact on its computer equipment and software. The Company also believes that as of September 30, 1999, it had completed substantially all of the initiatives that it believes will be necessary to implement corrective actions required to address potential Year 2000 issues relating to its computer equipment and software.

------------------------------------------------


                                                        TIME         PERCENT
                                                       FRAME        COMPLETED
Status of overall Year 2000 Project:

  Awareness                                           10/97 - 06/98     100%
  Assessment                                          10/97 - 12/98     100%
  Renovation                                          04/98 - 09/99     100%
  Validation                                          05/98 - 11/99     99%
  Implementation                                      05/98 - 12/99     99%

Summary of significant Year 2000 projects completed:

  Conversion to new IBM AS400                         10/96 - 09/98     100%
  Conversion to new order management and
    fulfillment software                              10/96 - 09/98     100%


The primary objectives of the Year 2000 Project relating to the Company's internal systems were met when the Company implemented its new order management and fulfillment software and upgraded its IBM AS400 data processing platform. The majority of the costs (approximately $5.5 million) of the new software and hardware were capitalized during the period October 1, 1997 to September 30, 1998. The Company believes that the costs of its Year 2000 awareness, assessment, renovation, validation and implementation for all other computer equipment and software, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $200,000, which will be funded from operating cash flow. These costs will be expensed as incurred and funded from working capital.

The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, for all Year 2000 issues that are not properly identified, or assessments, renovations, validation and implementation that are not effected timely with respect to Year 2000 problems, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company is presently undertaking a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with worst case scenarios, and such scenarios have not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning before December 31, 1999.

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

                       PC CONNECTION, INC. AND SUBSIDIARY
                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
--------------------------
      Not applicable

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
      Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
      Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      Not applicable

ITEM 5 - OTHER INFORMATION
--------------------------
      Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

      (a)          EXHIBITS

         Exhibit
         Number           Description

          27         Financial Data Schedule

      (b) REPORTS ON FORM 8-K

          (i) None

                       PC CONNECTION, INC. AND SUBSIDIARY
                               SEPTEMBER 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PC CONNECTION, INC.




November 15, 1999                   By: /s/
                                       --------------------------------------
                                       Wayne L. Wilson
                                       President and Chief Operating Officer


November 15, 1999                   By: /s/
                                       ---------------------------------------
                                       Mark A. Gavin
                                       Vice President of Finance and
                                       Chief Financial Officer