Form 10-K
period 1999-12-31
PC CONNECTION INC
filed 2000-03-30
CIK 1050377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

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

                                (603) 423-2000
                                --------------
              Registrant's telephone number, including area code

                   ------------------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the NASDAQ National Market on March 27, 2000, was $96,008,036. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

The number of outstanding shares of the Registrant's Common Stock on March 27, 2000 was 15,794,298.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders for the fiscal year ended December 31, 1999, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

================================================================================

                               PC CONNECTION, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----

Report of Management........................................................................................F-2
Independent Auditors' Report................................................................................F-3
Consolidated Balance Sheets as of December 31, 1999 and 1998................................................F-4
Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.....................F-5
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1999,
        1998, and 1997......................................................................................F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.................F-7
Notes to Consolidated Financial Statements..................................................................F-8

REPORT OF MANAGEMENT

Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K rests with PC Connection, Inc. and subsidiary ("the Company") management. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, applying certain estimates and judgments as required.

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

Deloitte & Touche LLP, independent auditors, is retained to audit the Company's consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with auditing standards generally accepted in the United States of America.

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

Patricia Gallup              Wayne L. Wilson          Mark A. Gavin
Chairman and                 President and Chief      Chief Financial Officer
Chief Executive Officer      Operating Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
PC Connection, Inc. and Subsidiary
Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Boston, Massachusetts
January 26, 2000

                               PC CONNECTION, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                                          December 31,
                                                                                      --------------------
                                                                                        1999        1998
                                                                                      --------    --------
                                     ASSETS

Current Assets:
    Cash and cash equivalents ....................................................    $ 20,416    $ 11,910
    Accounts receivable, net .....................................................      99,405      58,890
    Inventories - merchandise ....................................................      64,348      63,425
    Deferred income taxes ........................................................       1,991       3,181
    Prepaid expenses and other current assets ....................................       4,651       4,115
                                                                                      --------    --------
              Total current assets ...............................................     190,811     141,521
Property and equipment, net ......................................................      23,126      22,675
Deferred income taxes ............................................................          --         314
Other assets .....................................................................         169          --
Goodwill .........................................................................       9,431          --
                                                                                      --------    --------
              Total Assets .......................................................    $223,537    $164,510
                                                                                      ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current maturities of capital lease obligation
       to affiliate ..............................................................    $    137    $    123
    Current maturities of long-term debt .........................................       1,000          --
    Accounts payable .............................................................     105,547      77,561
    Accrued expenses and other liabilities .......................................      11,877      10,069
                                                                                      --------    --------
              Total current liabilities ..........................................     118,561      87,753
Notes payable, less current maturities ...........................................       2,000          --
Capital lease obligation to affiliate, less current maturities ...................       6,945       7,081
Deferred taxes ...................................................................       1,579          --
Other liabilities ................................................................         229          --
                                                                                      --------    --------
              Total Liabilities ..................................................     129,314      94,834
                                                                                      --------    --------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
       Preferred Stock, $.01 par value, 7,500 shares authorized, 0 outstanding
          at December 31, 1999 and December 31, 1998 .............................          --          --
       Common Stock, $.01 par value, 30,000 shares authorized, 15,767 and 15,605 issued and outstanding at December 31, 1999
          and December 31, 1998, respectively ....................................         158         156
    Additional paid-in capital ...................................................      58,627      56,812
    Retained earnings ............................................................      35,438      12,708
                                                                                      --------    --------
           Total Stockholders' Equity ............................................      94,223      69,676
                                                                                      --------    --------
           Total Liabilities and Stockholders' Equity ............................    $223,537    $164,510
                                                                                      ========    ========

                 See notes to consolidated financial statements.

                               PC CONNECTION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  (amounts in thousands, except per share data)

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                       1999            1998            1997
                                                    -----------     -----------     -----------

Net sales ......................................    $ 1,056,704     $   732,370     $   550,575
Cost of sales ..................................        927,358         639,096         474,609
                                                    -----------     -----------     -----------
    Gross Profit ...............................        129,346          93,274          75,966
Selling, general and administrative expenses ...         91,405          68,521          56,596
Additional stockholder/officer compensation ....             --           2,354          12,130
                                                    -----------     -----------     -----------
     Income from operations ....................         37,941          22,399           7,240
Interest expense ...............................         (1,392)           (415)         (1,355)
Other, net .....................................            116             565             (42)
                                                    -----------     -----------     -----------
Income before taxes ............................         36,665          22,549           5,843
Income taxes ...................................        (13,935)         (3,905)           (639)
                                                    -----------     -----------     -----------
     Net income ................................    $    22,730     $    18,644     $     5,204
                                                    ===========     ===========     ===========

Earnings per common share:
     Basic .....................................    $      1.45
                                                    ===========
     Diluted ...................................    $      1.41
                                                    ===========

Pro forma data:
   Historical income before income taxes .......                    $    22,549     $     5,843
   Pro forma other adjustments .................                          2,354          12,010
                                                                    -----------     -----------
   Pro forma income before income taxes ........                         24,903          17,853
   Pro forma income taxes ......................                          9,631           6,963
                                                                    -----------     -----------
   Pro forma net income ........................                    $    15,272     $    10,890
                                                                    ===========     ===========
   Pro forma basic net income per share ........                    $      1.01     $       .79
                                                                    ===========     ===========
   Pro forma diluted net income per share ......                    $       .98     $       .76
                                                                    ===========     ===========

                 See notes to consolidated financial statements.

                               PC CONNECTION, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             (amounts in thousands)

                                                                       Additional
                                                    Common Stock         Paid-In      Retained
                                                 Shares       Amount     Capital      Earnings      Total
                                                 --------    --------    --------     --------     --------
Balance, January 1, 1997 ....................      11,799    $    118    $  3,224     $ 14,701     $ 18,043

Compensation under nonstatutory stock
    option agreements .......................          --          --         873           --          873

Net Income ..................................          --          --          --        5,204        5,204
                                                 --------    --------    --------     --------     --------

Balance, December 31, 1997 ..................      11,799         118       4,097       19,905       24,120
                                                 --------    --------    --------     --------     --------

Net proceeds from initial public offering ...       3,594          36      57,217           --       57,253

Dividend ....................................          --          --      (7,196)     (25,841)     (33,037)

Exercise of stock options, including
    income tax benefits .....................         212           2       1,397           --        1,399

Compensation under nonstatutory
    stock option agreements .................          --          --       1,297           --        1,297

Net income ..................................          --          --          --       18,644       18,644
                                                 --------    --------    --------     --------     --------

Balance, December 31, 1998 ..................      15,605         156      56,812       12,708       69,676
                                                 --------    --------    --------     --------     --------

Exercise of stock options, including
    income tax benefits .....................         117           1       1,183           --        1,184

Issuance of stock under employee
    stock purchase plan .....................          45           1         470           --          471

Compensation under nonstatutory
    stock option agreements .................          --          --         162           --          162

Net income ..................................          --          --          --       22,730       22,730
                                                 --------    --------    --------     --------     --------

Balance, December 31, 1999 ..................      15,767    $    158    $ 58,627     $ 35,438     $ 94,223
                                                 ========    ========    ========     ========     ========

                 See notes to consolidated financial statements.

                               PC CONNECTION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)

                                                                             Years Ended December 31,
                                                                       -------------------------------------
                                                                          1999         1998          1997
                                                                       ---------     ---------     ---------
Cash Flows from Operating Activities:

    Net income ....................................................    $  22,730     $  18,644     $   5,204
    Adjustments to reconcile net income to net cash provided
      by (used for) operating activities:
        Depreciation and amortization .............................        5,334         2,866         3,660
        Deferred income taxes .....................................        2,523        (1,945)         (154)
        Compensation under nonstatutory stock option agreements ...          162         1,297           873
        Provision for doubtful accounts ...........................        6,821         6,296         3,339
        Loss on disposal of fixed assets ..........................          159            --            54
    Changes in assets and liabilities:
        Accounts receivable .......................................      (42,795)      (35,265)      (10,097)
        Inventories ...............................................         (305)          295       (19,301)
        Prepaid expenses and other current assets .................         (504)       (1,910)         (483)
        Accounts payable ..........................................       19,945        39,387         1,269
        Amounts payable to stockholders ...........................           --        (1,185)        1,185
        Accrued expenses and other liabilities ....................        1,969           926         4,042
                                                                       ---------     ---------     ---------
    Net cash provided by (used for) operating activities ..........       16,039        29,406       (10,409)
                                                                       ---------     ---------     ---------
Cash Flows from Investing Activities:

    Purchases of property and equipment ...........................       (7,653)       (9,922)       (4,528)
    Proceeds from sale of property and equipment ..................        2,155            58            22
    Payment for purchase of ComTeq, net of cash acquired ..........       (3,198)           --            --
                                                                       ---------     ---------     ---------
    Net cash used for investing activities ........................       (8,696)       (9,864)       (4,506)
                                                                       ---------     ---------     ---------

Cash Flows from Financing Activities:

    Proceeds from short-term borrowings ...........................      442,731       160,098       178,362
    Repayment of short-term borrowings ............................     (442,731)     (188,416)     (162,351)
    Repayment of term loan ........................................           --        (4,500)         (500)
    Repayment of capital lease obligation to affiliate ............         (122)          (11)           --
    Issuance of stock upon exercise of stock options ..............          814           223            --
    Issuance of stock under Employee Stock Purchase Plan ..........          471            --            --
    Net proceeds from initial public offering .....................           --        57,253            --
    Payment of dividend ...........................................           --       (33,037)           --
                                                                       ---------     ---------     ---------
    Net cash provided by (used for) financing activities ..........        1,163        (8,390)       15,511
                                                                       ---------     ---------     ---------

    Increase in cash and cash equivalents .........................        8,506        11,152           596
    Cash and cash equivalents, beginning of period ................       11,910           758           162
                                                                       ---------     ---------     ---------
    Cash and cash equivalents, end of period ......................    $  20,416     $  11,910     $     758
                                                                       =========     =========     =========

Supplemental Cash Flow Information:

    Interest paid .................................................    $   1,398     $     497     $   1,334
    Income taxes paid .............................................        9,374         7,275           550

Non-Cash Activities:

    Issuance of notes payable in connection with
       acquisition of subsidiary ..................................    $   3,000     $      --     $      --
    Assets acquired under capital lease ...........................           --         7,215            --

                 See notes to consolidated financial statements.

                               PC CONNECTION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. and its subsidiary (the "Company") is a direct marketer of brand-name personal computers and related peripherals, software, and networking products to business, education, government, and consumer end users located primarily in the United States. The following is a summary of significant accounting policies.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of PC Connection, Inc. and its wholly-owned subsidiary. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Revenue Recognition

Revenue on product sales is recognized at the point of shipment. A reserve for sales returns is recorded at the time of sale and has been established based upon historical trends.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company's cash equivalents approximates fair value.

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

Advertising costs charged to expense were $31,487, $32,498 and $27,859 for the years ended December 31, 1999, 1998 and 1997, respectively. Deferred advertising revenues at December 31, 1999 and 1998 exceeded deferred advertising costs of $423 and $325 at those respective dates, and, accordingly, such net deferred amounts are included in accrued expenses and other liabilities.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is provided for both financial and income tax reporting purposes over the estimated useful lives of the assets ranging from three to seven years, computer software, including licenses and internally developed software is capitalized and amortized over lives ranging from three to five years. Depreciation is and has been provided using accelerated methods for property acquired prior to 1996 and on the straight-line method for property acquired thereafter. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives. The Company periodically evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.

Goodwill

Goodwill arises from certain purchase transactions and is amortized using the straight-line method over appropriate periods not exceeding 15 years. The amount charged to expense during 1999 was $324.

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

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. "Income taxes" as presented on the Consolidated Statements of Income comprise the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted, when dilutive, for the incremental shares attributed to outstanding options to purchase common stock. The denominator pro forma basic earnings per share for all periods prior to March 6, 1998 includes the weighted average shares required to pay the S Corporation dividend (assuming a price per share of $17.50 for the year ended December 31, 1998 and $16.00 for the year ended December 31, 1997).

The following table sets forth the computation of basis and diluted earnings per share:

                                                                                         Pro Forma
                                                                                         ---------
(amounts in thousands, except per share data)                              1999       1998       1997
                                                                          -------    -------    -------
Numerator:
   Net income ........................................................    $22,730    $15,272    $10,890
Denominator:
   Denominator for basic earnings per share:
      Weighted average shares ........................................     15,650     14,849     11,799

      Weighted average shares required to pay stockholder dividend ...         --        316      2,062
                                                                          -------    -------    -------
   Denominator for basic earnings per share ..........................     15,650     15,165     13,861
                                                                          -------    -------    -------
Effect of dilutive securities:
      Employee stock options .........................................        461        504        383
                                                                          -------    -------    -------
Denominator for diluted earnings per share ...........................     16,111     15,669     14,244
                                                                          =======    =======    =======
Earnings per share:
  Basic ..............................................................    $  1.45    $  1.01    $   .79
                                                                          =======    =======    =======
  Diluted ............................................................    $  1.41    $   .98    $   .76
                                                                          =======    =======    =======

The above pro forma adjustments have been made to the historical results of operations for the period from January 1 through March 5, 1998 and the year ended December 31, 1997 to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation.

      (i) Elimination of stockholder/officer compensation in excess of aggregate annual base salaries of $600 that were in effect during 1998 in accordance with employment agreements; and

      (ii) Computation of income tax expense assuming an effective tax rate of approximately 39% (see Note9) and after adjusting stockholder/officer compensation expense described in (i) above.

The following stock options to purchase Common Stock were excluded from the computation of diluted earnings per share for years ended December 31, 1999, 1998, and 1997 because the effect of the options on the calculation would have been anti-dilutive:

                                        1999          1998           1997
                                        ----          ----           ----

      Anti-dilutive stock options         --            78             --

Stock-Based Compensation

Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method in accordance with APB Opinion No. 25. The Board estimated the fair value of the Company's stock for awards made prior to the Offering using market valuations of comparable publicly traded companies, among other factors.

Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. The Company has no other comprehensive income in any of the periods presented. Accordingly, a separate statement of comprehensive income is not presented.

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

Reclassifications

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

2. ACQUISITION OF SUBSIDIARY

On June 29, 1999, the Company acquired all of the outstanding stock of ComTeq Federal, Inc., a supplier of computer equipment and services to federal government agencies. The purchase price was $8.3 million, including acquisition costs and consisted of cash of $5.3 million and promissory notes aggregating $3 million. Total cash paid for ComTeq Federal Inc., net of cash acquired, was $3.2 million. The transaction has been accounted for by the purchase method, and accordingly, the results of operations for the period from June 29, 1999 are included in the accompanying financial statements. The assets purchased and liabilities assumed have been recorded at their fair value at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair value of the net liabilities assumed has been recorded as goodwill (approximately $9.7 million). Such amount recorded at December 31, 1999 is subject to change pending final valuation of the net assets acquired. Goodwill will be amortized over a period of 15 years. The promissory notes are unsecured, bear interest at the prime rate less 0.5% and are scheduled to be repaid over a three year period. As of December 31, 1999, the short-term portion of the promissory notes was $1 million and the long-term portion was $2 million.

Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of ComTeq Federal, Inc. had taken place as of the beginning of each of the periods presented.

Year Ended December 31,
(in thousands except per share data)            1999                 1998
                                                ----                 ----

   Revenues                                  $1,081,533            $769,567
   Net income                                    23,350              14,647
   Diluted earnings per share                      1.45                 .93

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:
                                                           December 31,
                                                      -----------------------
                                                        1999          1998
                                                      ---------     ---------

Trade ............................................    $  96,981     $  47,667
Co-op advertising ................................        2,965         6,131
Vendor returns, rebates and other ................        7,109        14,243
                                                      ---------     ---------
         Total ...................................      107,055        68,041
Less allowances for:
         Sales returns ...........................       (3,717)       (4,030)
         Doubtful accounts .......................       (3,933)       (5,121)
                                                      ---------     ---------
Accounts receivable, net .........................    $  99,405     $  58,890
                                                      =========     =========

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                           December 31,
                                                                      ---------------------
                                                                        1999         1998
                                                                      --------     --------
Facilities under capital lease ...................................    $  7,215     $  7,215
Leasehold improvements ...........................................       5,337        5,225
Furniture and equipment ..........................................      22,923       22,484
Computer software, including licenses and internally-developed
    software .....................................................      10,749        7,873
Automobiles ......................................................         224          192
                                                                      --------     --------
         Total ...................................................      46,448       42,989
Less accumulated depreciation and amortization ...................     (23,322)     (20,314)
                                                                      --------     --------
Property and equipment, net ......................................    $ 23,126     $ 22,675
                                                                      ========     ========

5. BANK BORROWINGS

At December 31, 1999, the Company has an unsecured credit agreement with a bank providing for short-term borrowing up to $50 million which bears interest at various rates ranging from the prime rate (8.50% at December 31, 1999) to prime rate less 1% depending on the ratio of senior debt to EBITDA. The credit agreement includes various customary financial and operating covenants, including minimum net worth requirements, minimum net income requirements and restrictions on the payment of dividends, none of which, in the opinion of management, significantly restricts the Company's operations. No amounts were outstanding under this facility at December 31, 1999. The credit agreement matures on May 31, 2002.

Certain information with respect to short-term borrowings were as follows:

                                       Weighted Average     Maximum Amount      Average Amount
                                         Interest Rate        Outstanding         Outstanding
                                         -------------        -----------         -----------

Year ended December 31,
         1999................................ 7.4%            $  29,543          $  4,497
         1998................................ 8.2                28,307             4,145
         1997................................ 8.6                31,890             9,458

6. TRADE CREDIT ARRANGEMENTS

At December 31, 1999 and 1998, the Company had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $54.5 million. The cost of such financing under these agreements is borne by the suppliers. At December 31, 1999 and 1998, accounts payable included $31,064 and $21,820, respectively owed to these financial institutions.

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

In December 1998, the Company recorded the lease as a capital lease. The recorded value of the asset (facilities under capital lease) and the related liability (capital lease obligation to affiliate) was $7.2 million, and during 1999 and 1998, the Company made principal and interest payments under this lease aggregating $911 thousand and $76 thousand, respectively.

Future aggregate minimum annual lease payments under this lease at December 31, 1999 are as follows:

         Year Ending December 31                                                          Payments
         -----------------------                                                         ---------

         2000......................................................................      $     911
         2001......................................................................            911
         2002......................................................................            911
         2003......................................................................            921
         2004......................................................................          1,025
         2005 and thereafter.......................................................          9,714
                                                                                         ---------
         Total minimum payments (excluding taxes, maintenance and insurance).......         14,393
         Less amount representing interest.........................................         (7,311)
                                                                                         ---------
         Present value of minimum lease payments...................................          7,082
         Less current maturities...................................................           (137)
                                                                                         ---------
         Long-term portion.........................................................      $   6,945
                                                                                         =========

8. STOCKHOLDERS' EQUITY

Recapitalization and Reincorporation

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

Reincorporation of the Company

Contemporaneous with the consummation of the Company's initial public offering (the"offering"), the Company was reincorporated in Delaware. All of the issued and outstanding shares of Series A Non-Voting Common Stock, $0.1 par value per share, and Series B Voting Common Stock, $.01 par value per share, of the New Hampshire corporation were converted into 11,798,793 shares of Common Stock, $.01 par value, of the Delaware corporation on a one-for-one basis, and the Series A and Series B shares were canceled. The effect of the conversion has been reflected in the Consolidated Statement of Changes in Stockholders' Equity for all periods presented.

Preferred Stock

The Amended and Restated Certificate of Incorporation of the Delaware Corporation (the "Restated Certificate") authorized the issuance of up to 7,500,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, redemption privileges and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 1999 and 1998.

Incentive and Non-Statutory Stock Option Plans

In December 1993, the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the "1993 Plan"). Under the terms of the 1993 Plan, the Company is authorized to make awards of restricted stock and to grant incentive and non-statutory options to employees of, and consultants and advisors to, the Company to purchase shares of the Company's stock. A total of 1,124,163 shares of the Company's Common Stock was authorized for issuance upon exercise of options granted or awards made under the 1993 Plan. Options vest over varying periods up to four years and have contractual lives up to ten years.

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the "1997 Plan"), which became effective on the closing of the Offering, and 800,000 shares were reserved for issuance under the Plan. The
1997 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and awards of restricted stock and unrestricted stock. In April 1999, the Board adopted, and in May 1999 the stockholders approved, an additional 800,000 shares of Common Stock for issuance under the 1997 Plan.

Information regarding the 1993 and 1997 Plans is as follows:

                                                                                Weighted
                                                                                 Average       Weighted
                                                                   Option       Exercise        Average
                                                                   Shares         Price       Fair Value
                                                                   ------         -----       ----------

Outstanding, January 1, 1997.................................       589,940        1.89          4.22
         Granted.............................................       504,070        4.97
Outstanding, December 31, 1997...............................     1,094,010        3.31
         Granted.............................................       780,363       17.77           8.11
         Exercised...........................................      (212,648)       1.05
         Forfeited...........................................       (56,155)       7.66
                                                                -----------
Outstanding, December 31, 1998...............................     1,605,570       10.53
                                                                -----------
         Granted.............................................       476,555       15.54           6.44
         Exercised...........................................      (117,269)       6.93
         Forfeited...........................................       (83,116)      13.53
                                                                -----------
Outstanding, December 31, 1999...............................     1,881,740       11.89
                                                                ===========

The weighted average exercise price and weighted average fair value of options granted in 1999 whose exercise price is equal to the market price on the date of grant is $14.61 and $6.68, respectively.

The weighted average exercise price and weighted average fair value of options granted in 1999 whose exercise price is greater than the market price on the date of grant is $17.50 and $5.92, respectively.

The following table summarizes the status of outstanding stock options as of December 31, 1999:

                                              Options Outstanding                               Options Exercisable
                                 -----------------------------------------------            ----------------------------
                                                   Weighted
                                                    Average          Weighted                               Weighted
          Exercise               No. of            Remaining          Average               No. of           Average
        Price Range              Shares           Life (Years)    Exercise Price            Shares        Exercise Price
        -----------              ------           ------------    --------------            ------        --------------

             $.76                 278,798              4.64        $       .76              272,244         $   .76
        $.76 - $3.81              177,485              6.61               3.12              170,931            3.10
            $5.72                 222,994              6.53               5.72              167,930            5.72
           $13.38                 275,525              9.73              13.38                    0               0
           $17.50                 804,188              7.34              17.50              240,042           17.50
      $17.75 - $19.38              65,250              8.47              18.68               11,375           18.47
           $19.75                   5,000              8.61              19.75                1,250           19.75
           $22.00                  27,500              9.03              22.00                    0               0
           $24.75                  20,000              8.63              24.75                5,000           24.75
           $30.50                   5,000              9.98              30.50                    0               0
      -----------              ----------         ---------        -----------         ------------         -------
        $.76 - $30.50           1,881,740              7.21        $     11.89              868,772         $  7.20
      ===============          ==========         =========        ===========         ============         =======

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense for options awarded under the Plans in 1999, 1998 and 1997, has been recognized using the intrinsic value method.

The fair value of options granted prior to the consummation of the Offering was estimated using the minimum value method and risk-free interest rates and expected option lives of 6% and seven years, respectively. The minimum value pricing method was designed to value stock options of non-public companies; accordingly, the minimum value method assumed zero volatility.

The Black-Scholes model was used to value options granted subsequent to the Offering using a volatility factor of 50%, estimated option lives of four years, and a risk-free interest rate of 6% for 1999 and 1998. Management believes that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

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

Compensation expense charged to operations using the intrinsic value method totaled $162, $1,297 (including the one-time charge of $870 referred to above), and $873 for the years ended December 31, 1999, 1998, and 1997, respectively. Had the Company recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the years ended December 31 would have been as follows:

                                                                         Pro Forma
                                                                      ---------------
                                                          1999        1998       1997
                                                          ----        ----       ----

         Net income, as reported                      $  22,730   $  15,272   $  10,890
         Net income, under SFAS No. 123                  21,511      14,423      10,824
         Diluted net income per share, as reported         1.41         .98         .76
         Diluted net income, under SFAS No. 123            1.33         .93         .76

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

9.  INCOME TAXES

The provision for income taxes prior to March 6, 1998 was based on the state income tax obligations of the Company as an S Corporation and was $639 for the year ended December 31, 1997. Effective with the consummation of the Offering, the Company's S Corporation election was terminated and the Company began to account for income taxes as a C Corporation.

The 1999 and 1998 provision for income taxes and unaudited 1998 and 1997 pro forma provision for income taxes consisted of the following:

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                                          (Pro Forma) (Pro Forma)
                                                                     1999        1998         1998        1997
                                                                   --------    --------     --------    --------
Paid or currently payable:
      Federal .................................................    $ 10,373    $  6,390     $  7,706    $  9,214
      State ...................................................       1,409         842          766         793
                                                                   --------    --------     --------    --------
         Total current ........................................      11,782       7,232        8,472      10,007
                                                                   --------    --------     --------    --------
      Deferred:
      Recognition of deferred tax asset upon termination of
         S Corporation election ...............................          --      (4,200)          --          --
      Federal .................................................       1,983         795        1,054      (2,890)
      State ...................................................         170          78          105        (154)
                                                                   --------    --------     --------    --------
         Net deferred .........................................       2,153      (3,327)       1,159      (3,044)
                                                                   --------    --------     --------    --------
         Net provision ........................................    $ 13,935    $  3,905     $  9,631    $  6,963
                                                                   ========    ========     ========    ========

The components of the deferred taxes at December 31, 1999 and 1998 are as follows:

                                                                       1999        1998
                                                                      -------     -------
Current:
      Provisions for doubtful accounts ...........................    $ 1,456     $ 2,197
      Inventory costs capitalized for tax purposes ...............        519         517
      Inventory and sales returns reserves .......................      1,221       1,365
      Deductible expenses, primarily employee-benefit related ....        114         421
      Other liabilities ..........................................     (1,319)     (1,319)
                                                                      -------     -------
         Net deferred tax assets .................................      1,991       3,181
                                                                      -------     -------

Non-Current:
      Compensation under non-statutory stock option agreements ...        670         709
      Accumulated depreciation ...................................     (2,249)       (395)
                                                                      -------     -------
         Net deferred tax asset (liability) ......................     (1,579)        314
                                                                      -------     -------
      Net deferred tax asset .....................................    $   412     $ 3,495
                                                                      =======     =======

The reconciliation of the Company's 1999 and 1998 income tax provision and its 1998 and 1997 unaudited pro forma income tax provision to the statutory federal tax rate is as follows:

                                                                                          (Pro Forma) (Pro Forma)
                                                                           1999     1998      1998       1997
                                                                           ----     ----      ----       ----
      Statutory tax rate ..............................................    35.0%    35.0%     35.0%      35.0%
      Recognition of deferred tax asset upon termination of
          S Corporation election ......................................      --     (18.6)      --         --
      1998 S Corporation income not subject to federal income taxes ...      --     (2.8)       --         --
      State income taxes, net of federal benefit ......................     2.6      2.6       2.6        2.6
      Nondeductible expenses ..........................................     0.2      0.2       0.2        0.2
      Other - net .....................................................     0.2      0.9       0.9        1.2
                                                                           ----     ----      ----       ----
         Effective income tax rate ....................................    38.0%    17.3%     38.7%      39.0%
                                                                           ====     ====      ====       ====

10. EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 1999, 1998 or 1997. The Company made matching contributions to the employee savings element of the plan of approximately $317 thousand, $361 thousand, and $171 thousand in 1999, 1998 and 1997, respectively.

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

In addition, the Company leases office, warehouse facilities and equipment from unrelated parties with remaining terms of one to four years.

Future aggregate minimum annual lease payments under these leases at December 31, 1999 are as follows:

         Year Ending December 31         Related Parties   Others      Total
         -----------------------         ---------------   ------      -----

         2000..........................     $    151       $ 2,490    $ 2,641
         2001..........................          151         1,700      1,851
         2002..........................          121         1,471      1,592
         2003..........................          106           155        261
         2004..........................          106            --        106
         2004 and thereafter...........          371            --        371

Total rent expense aggregated $1,470, $1,521 and $1,398 for the years ended December 31, 1999, 1998 and 1997, respectively, under the terms of the leases described above. Such amounts included $189, $327 and $311 in 1999, 1998 and 1997, respectively, paid to related parties.

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

                                                            Year Ended December 31
                                                            ----------------------
                                                          1999       1998       1997
                                                        -------    -------    -------
Revenue:

  Sales of various products ........................    $     1    $    13    $    38
  Sales of services to affiliated companies ........        332         --         --
  Sales of property and equipment:
     Net book value ................................         --         --        (14)
     Proceeds ......................................         --         --         16

Costs:
  Purchase of services from affiliated companies ...          6          2      1,280

13. SEGMENT AND RELATED DISCLOSURES

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

Net sales by platform, sales channel, and product mix are presented below:

                                                Year Ended December 31,
                                                -----------------------
                                            1999          1998          1997
                                         ----------    ----------    ----------
Platform
    PC and Multi Platform                $  895,412    $  587,100    $  439,286
    Mac                                     161,292       145,270       111,289
                                         ----------    ----------    ----------
         Total                           $1,056,704    $  732,370    $  550,575
                                         ==========    ==========    ==========
Sales Channel
    Corporate Outbound                   $  694,924    $  390,922    $  257,215
    Inbound Telesales                       303,707       312,356       288,113
    On-Line Internet                         58,073        29,092         5,247
                                         ----------    ----------    ----------
         Total                           $1,056,704    $  732,370    $  550,575
                                         ==========    ==========    ==========
Product Mix
    Computer Systems and Memory          $  502,530    $  319,759    $  232,343
    Peripherals                             356,216       252,966       188,847
    Software                                129,944       102,451        86,991
    Networking and Communications            68,014        57,194        42,394
                                         ----------    ----------    ----------
         Total                           $1,056,704    $  732,370    $  550,575
                                         ==========    ==========    ==========

Substantially, all of the Company's net sales in 1999, 1998 and 1997 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 1999, 1998 and 1997. All of the Company's assets at December 31, 1999 and 1998 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. No single customer other than federal government accounted for more than 1% of total net sales in 1999. Net sales to the federal government in 1999 were $81.4 million or 7.7% of total net sales. No single customer (including the federal government) accounted for more than 1% of total net sales in 1998 and 1997.

14. SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 1998. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See "Factors That May Affect Future Results and Financial Condition - Historical Net Losses; Variability of Quarterly Results."

                                                                              Quarters Ended
                                                          ---------------------------------------------------------
                                                          March 31,       June 30,         Sept. 30,      Dec. 31,
                                                             1999           1999             1999           1999
                                                          ---------------------------------------------------------
                                                                  (in thousands, except per share data)

Net sales                                                 $ 224,979      $  231,833      $  282,103      $  317,789
Cost of sales                                               197,913         204,034         247,651         277,760
                                                          ---------      ----------      ----------      ----------
      Gross profit                                           27,066          27,799          34,452          40,029
Selling, general and administrative expenses                 19,763          20,040          24,333          27,269
                                                          ---------      ----------      ----------      ----------
     Income from operations                                   7,303           7,759          10,119          12,760
Interest expense                                               (266)           (276)           (449)           (401)
Other, net                                                       94              47              32             (57)
                                                          ---------      ----------      ----------      ----------
Income before income taxes                                    7,131           7,530           9,702          12,302
Income tax provision (1)                                     (2,710)         (2,862)         (3,687)         (4,676)
                                                          ---------      ----------      ----------      ----------
     Net Income                                           $   4,421      $    4,668      $    6,015      $    7,626
                                                          =========      ==========      ==========      ==========

Weighted average common shares outstanding:
   Basic                                                  $  15,622          15,627          15,651          15,697
                                                          =========      ==========      ==========      ==========
   Diluted                                                $  16,068          16,061          16,078          16,455
                                                          =========      ==========      ==========      ==========

Earnings per common share:
   Basic                                                  $     .28      $      .30      $      .39      $      .48
                                                          =========      ==========      ==========      ==========
   Diluted                                                $     .28      $      .29      $      .37      $      .47
                                                          =========      ==========      ==========      ==========

                                                                              Quarters Ended
                                                          ---------------------------------------------------------
                                                          March 31,       June 30,         Sept. 30,      Dec. 31,
                                                             1998           1998             1998           1998
                                                          ---------------------------------------------------------
                                                                  (in thousands, except per share data)

Net sales                                                 $ 168,643      $  174,349      $  169,089      $  220,289
Cost of sales                                               146,694         151,768         147,837         192,797
                                                          ---------      ----------      ----------      ----------
      Gross profit                                           21,949          22,581          21,252          27,492
Selling, general and administrative expenses                 16,858          16,042          16,317          19,304
Additional stockholder/officer compensation                   2,354              --              --              --
                                                          ---------      ----------       ---------       ---------
      Income from operations                                  2,737           6,539           4,935           8,188
Interest expense                                               (206)            (51)            (10)           (148)
Other, net                                                       86             213             233              33
                                                          ---------      ----------      ----------      ----------
Income before income taxes                                    2,617           6,701           5,158           8,073
Income tax benefit (provision) (1)                            3,788          (2,613)         (2,012)         (3,068)
                                                          ---------      ----------      ----------      -----------
     Net Income                                           $   6,405      $    4,088      $    3,146      $    5,005
                                                          =========      ==========      ==========      ==========

Weighted average common shares outstanding:
   Basic                                                                     15,414          15,443          15,548
                                                                         ==========      ==========      ==========
   Diluted                                                                   15,938          16,000          15,963
                                                                         ==========      ==========      ==========

Earnings per common share:
   Basic                                                                 $      .27      $      .20      $      .33
                                                                         ==========      ==========      ==========
   Diluted                                                               $      .26      $      .20      $      .32
                                                                         ==========      ==========      ==========

Pro forma data:

Historical income before income taxes                     $   2,617
Pro forma adjustment--stockholder/officer
    compensation in excess of the aggregate
    base salaries                                             2,354
                                                          ---------
Pro forma income before taxes                                 4,971
Pro forma income taxes                                        1,938
                                                          ---------
Pro forma net income (2)                                  $   3,033
                                                          =========
Pro forma weighted average shares outstanding:
   Basic                                                     14,236
                                                          =========
   Diluted                                                   14,835
                                                          =========

Pro forma earnings per share:
   Basic                                                  $     .21
                                                          =========
   Diluted                                                $     .20
                                                          =========

(1) For all periods prior to March 6, 1998 described herein, the Company elected to be treated as an S Corporation under Subchapter S of the Code, and applicable state laws. Effective March 6, 1998, the closing of the Company's initial public offering, the Company's S Corporation election was automatically terminated, and the Company became subject to federal and state income taxes as a C Corporation from that date forward. For the quarter ended March 31, 1998, the income tax provision includes a $4.2 million tax benefit related to the establishment of additional deferred tax assets for future tax deductions resulting from the termination of the Company's Subchapter S Corporation status.

(2) Pro forma net income is determined by (i) eliminating stockholder/officer compensation in excess of the aggregate base salaries ($600,000) per year and (ii) by eliminating the actual income tax provision and adding a provision for Federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code for all periods prior to March 6, 1998.

15. SUBSEQUENT EVENTS

On January 1, 2000, the Company announced a new holding company structure to support PC Connection's future growth and plans to expand its current business lines through internal growth and potential acquisitions.

Outstanding shares of common stock representing interests in PC Connection prior to the holding company formation were converted into shares of the new holding company on a one-for-one basis through a non-taxable transaction. Common stock shares of the new holding company were listed on the Nasdaq National Market under the symbol, "PCCC", the same exchange and symbol used by the predecessor company. The new shares hold the same voting power that shares of the predecessor company held. No additional capital stock was issued as part of the transaction. The directors and officers of the predecessor company serve as the directors and officers of the new holding company.

On January 4, 2000, the Company acquired Merisel Americas, Inc. call Center operation in Marlborough, Massachusetts for approximately $2.2 million. PC Connection offered employment opportunities to more than 100 of Merisel's highly-trained telesales account managers and support staff to join PC Connection's corporate outbound sales organization. Substantially, all such employees accepted employment with PC Connection.

                               PC CONNECTION, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (amounts in thousands)

                                                          Balance at     Charged to                    Balance at
                                                           Beginning      Costs and    Deductions-       End of
                      Description                          of Period       Expenses     Write-Offs       Period
                      -----------                          ---------       --------     ----------       ------

Allowance for Sales Returns
     Year Ended December 31, 1997......................    $   867         $ 1,834        $    --        $ 2,701
     Year Ended December 31, 1998......................      2,701           1,329             --          4,030
     Year Ended December 31, 1999......................      4,030            (313)            --          3,717

Allowance for Doubtful Accounts
     Year Ended December 31, 1997......................      1,284           3,339         (1,964)         2,659
     Year Ended December 31, 1998......................      2,659           6,296         (3,834)         5,121
     Year Ended December 31, 1999......................      5,121           6,821         (8,009)         3,933

Inventory Valuation Reserve
     Year Ended December 31, 1997......................      1,705           3,315         (3,124)         1,896
     Year Ended December 31, 1998......................      1,896           6,017         (5,323)         2,590
     Year Ended December 31, 1999......................      2,590           5,350         (6,099)         1,841