Form 10-K/A
period 1999-12-31
PC CONNECTION INC
filed 2000-04-04
CIK 1050377

================================================================================

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

================================================================================

This Amendment No. 1 to the Company's annual report on Form 10-K, File Number 0-23827, filed on March 30, 2000, includes the text portion of the Form 10-K (Items 1 through 14), which was inadvertently omitted from the March 30, 2000 filing during its electronic transmission to the Securities and Exchange Commission. This Amendment includes the Company's consolidated financial statements, previously filed, as well as the text inadvertently omitted from the initial filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PC Connection, Inc.

Date: April 4, 2000                         By: /s/ Patricia Gallup
                                                ----------------------------
                                                Patricia Gallup, Chairman
                                                and CEO

                               PC CONNECTION, INC.

                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                     PART I

ITEM 1.       Business.....................................................1
ITEM 2.       Properties..................................................10
ITEM 3.       Legal Proceedings...........................................10
ITEM 4.       Submission of Matters to a Vote of Security Holders.........10

                                     PART II

ITEM 5.       Market for the Registrant's Common Stock and Related
                Stockholder Matters.......................................11
ITEM 6.       Selected Financial and Operating Data.......................12
ITEM 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................13
ITEM 7A.      Quantitative and Qualitative Disclosure About Market Risk...23
ITEM 8.       Consolidated Financial Statements and Supplementary Data....23
ITEM 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................23

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant..........23
ITEM 11.      Executive Compensation......................................23
ITEM 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................23
ITEM 13.      Certain Relationships and Related Transactions..............23

                                     PART IV

ITEM 14.      Exhibits, Consolidated Financial Statements, and Reports on
                Form 8-K..................................................24
SIGNATURES    ............................................................27

                                     PART I

--------------------------------------------------------------------------------
Item 1.  Business
--------------------------------------------------------------------------------

This section contains forward-looking statements based on management's current expectations, estimates and projections about the industry in which we operate, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption "Factors That May Affect Future Results and Financial Condition" included in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

GENERAL

PC Connection, Inc. and its subsidiaries (together, referred to below as "PC Connection", or "the Company") is a direct marketer of brand-name personal computers and related peripherals, software, accessories and networking products
- principally to small and medium-sized businesses, which are referred to as SMBs, comprised of 20 to 1,000 employees. The Company sells its products through a combination of targeted direct mail catalogs, outbound telemarketing, its Internet Web site and advertisements on the Internet and in selected computer magazines. The Company offers a broad selection of approximately 100,000 products targeted for business use at competitive prices, including products from Compaq, Hewlett-Packard, Toshiba, IBM, Microsoft, Sony, Acer, Canon, Iomega and Apple. Net sales of Microsoft Windows or MS-DOS based personal computers, or PCs, and compatible products were approximately 85% of net sales in 1999. The Company's most frequently ordered products are carried in inventory and are typically shipped to customers the same day that the order is received.

Since its founding in 1982, the Company has served its customers' needs by providing innovative, reliable and timely service and technical support, and offering an extensive assortment of branded products, through knowledgeable, well-trained sales and support teams. The effectiveness of this strategy is reflected in the recognition the Company has received, including the PC World "World Class Award for Best Mail-Order Company" in 1998 and 1997, as voted by its readers, for the eighth time in the past ten years, including a 1999 award for "Best Online/Mail Order Catalog Company", and the highest ranking of only two direct resellers included in the "100 Most Influential Companies in the Computer Industry" by PC Magazine in 1998 and 1997, and the only direct reseller included in the "100 Most Influential Companies in the Computer Industry" by PC Magazine in 1999. In 1999, PC Connection was listed as one of the top "100 Hottest Companies on the Internet" by Business 2.0 Magazine.

The Company believes that its consistent customer focus has also resulted in the development of strong brand name recognition and a broad and loyal customer base. At December 31, 1999, the Company's mailing list consisted of approximately 2,800,000 customers and potential customers, of which approximately 732,000 had purchased products from the Company within the last twelve months. Approximately 68% of its net sales in the year ended December 31, 1999 were made to customers who had previously purchased products from the Company. Management believes that the Company also has strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

The Company's fastest growing customer segments include: early stage Internet or Web-based businesses, mainstream businesses which are now investing aggressively in Web-based marketing programs to more effectively compete with the so-called "dot com" companies, and other high growth organizations which are increasingly dependent on distributed data and communication networks. Management believes that the Company's pioneering Everything Overnight(R) program has set it apart as the premier rapid response supplier of information technology products and solutions to the middle market.

Network infrastructure products, such as PC servers, routers and switches, were among the Company's fastest growing product categories in 1999, increasing by more than 150% in the fourth quarter of 1999 compared to the fourth quarter of 1998. Over the next few years, the Company anticipates that an increasing share of its revenues will come from the sale of network infrastructure products and services, including network-based storage solutions, versus the current sales concentration in desktop and portable computers.

During 1999, the Company invested heavily in training, technical certification and other programs to support the rapidly growing demand from its customers for networking and related products. During the fourth quarter of 1999, the Company began offering its customers network integration and installation services through third-party providers. The Company also launched its proprietary Networking Sales Specialist program in January 2000.

Beginning in late 1995, the Company significantly increased its business-to-business marketing efforts, targeting SMBs, a rapidly growing sector of the personal computer market that the Company believes is particularly receptive to purchases from direct marketers. In order to service this growing part of its business more effectively, the Company increased the number of its outbound telemarketing account managers from 200 at December 31, 1998 to 345 at December 31, 1999. This growth includes 143 new account managers with less than 12 months of outbound telemarketing experience with the Company.

The Company's two major catalogs are PC Connection(R), focused on PCs and compatible products, and MacConnection(R), focused on Apple Macintosh personal computers, known as "Macs", and compatible products. With colorful illustrations, concise product descriptions, relevant technical information, and toll-free telephone numbers for ordering, the Company's catalogs are recognized as a leading source for personal computer hardware, software and other related products. The Company distributed approximately 47 million catalogs during the year ended December 31, 1999.

The Company also markets its products and services through its Internet Web sites, www.pcconnection.com and www.macconnection.com. The Company's Web sites provide customers and prospective customers with product information and enable customers to place electronic orders for products. Internet sales processed directly online during the fourth quarter of 1999 were $18.9 million, or 6% of that quarter's net sales, representing a 27.4% sequential increase over the third quarter of 1999. Online sales in the fourth quarter of 1999 increased 78% over the comparable quarter in 1998. For the full year 1999, these sales were $58.1 million, or 5.5% of net sales, compared to 4.0% in 1998. These results represent a 99% increase in annual Internet sales over 1998.

The Company believes that the reason its e-commerce business is growing so rapidly is that it offers customers the advanced tools they need to quickly make educated purchase decisions. Working closely with vendors, the Company believes that it is able to provide one of the broadest, leading-edge technology selections in the industry. By using its merchandising expertise, catalog mailings and established infrastructure, the Company has built a profitable Internet business and one that complements all its other sales channels.

For the Company the Web fundamentally supports three key business initiatives:

o Customer choice - The Company has built its business on the premise that its customers should be able to choose how they interact with the Company, be it by mail, telephone, fax, e-mail or over the Web.

o Lowering transactions costs - The Company's Web site tools, including robust product search features, Smart Selectors(R), Internet Business Accounts(R) and special interest pages, allow customers to quickly and easily find information about products of interest to them. If they still have questions, the Company's Telesales Representatives and Outbound Account Managers are just a phone call away. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our Web sites.

o Leveraging the time of experienced Account Managers - The Company's investments in technology-based sales and service programs demonstrate the power of technology at its best - leveraging its Account Managers to do what they do best: building and maintaining relationships with our customers and helping them to solve their business problems.

FORMATION OF THE HOLDING COMPANY

On January 1, 2000, the Company announced a new holding company structure to support PC Connection's future growth and plans to expand its current business lines through internal growth and potential acquisitions.

Outstanding shares of common stock representing interests in PC Connection prior to the holding company formation were converted into shares of the new holding company on a one-for-one basis through a non-taxable transaction. Common stock shares of the new holding company trade on the Nasdaq National Market under the symbol, "PCCC", the same exchange and symbol used by the predecessor company. The new shares hold the same voting power that shares of the predecessor held. No additional capital stock was issued as part of the transaction. The directors and officers of the predecessor company serve as the directors and officers of the new holding company.

INDUSTRY BACKGROUND

International Data Corporation (IDC) reported that the 1999 worldwide PC market grew 23.3% and U.S. volume increased 25% over 1998. In addition to PC demand, overall Information Technology (IT) spending is expected to grow by as much as 20% in 2000. The continued strength in the economy has provided a solid foundation for continued expansion and upgrading of IT systems. Computer Reseller News (CRN) projects small businesses will increase IT spending by 15 - 20% in 2000 as they race to implement e-commerce solutions. Midsize companies boosted IT spending by 8% in 1999 and CRN expects spending growth of 12% in 2000.

The Company believes that sales of personal computers and related products have increased principally as a result of:

o technological advances leading to significant improvements in performance, functionality and ease of use;

o lower prices and improved price/performance driven by intense competition among manufacturers, retailers and resellers;

o increased dependence upon PCs by businesses, educational institutions and governments;

o     the emergence of industry standards and component commonality;

o     upgrade of e-commerce capabilities; and

o     presence of year 2000 concerns.

The Company believes that the direct marketing channel will continue to grow faster than the overall industry due primarily to increased user familiarity with PCs, coupled with the emergence of industry standards and component commonality, broader product offerings, lower prices and greater purchasing convenience that direct marketers generally provide over traditional retail stores and local dealers.

Users of personal computers range from large corporate entities focused on business applications to individual consumers focused primarily on personal productivity, education and entertainment applications. Historically, large corporate resellers have served the needs of FORTUNE 1000 companies, and retailers have competed to serve the consumer market. SMBs, the Company's core target customers, are being served by a wide range of suppliers, including direct marketers, large retailers, small, independent, value-added resellers ("VARs"), and local dealerships. The Company believes that the direct field sales model used by large resellers is not an efficient method of reaching SMBs, and that VARs, local dealerships and retailers are unable to match the high level of customer service, extensive selection of products and low prices afforded to SMBs by direct marketers. Intense competition for market share has led manufacturers of PCs and related products to use all available channels to distribute products, including direct marketers. Although certain manufacturers that have traditionally used resellers to distribute their products have established or attempted to establish their own direct marketing operations, including sales through the Internet, to the Company's knowledge, only one has replaced its traditional indirect selling channels as the principal means of distribution. Accordingly, the Company believes these manufacturers will continue to provide the Company and other third-party direct marketers favorable product allocations and marketing support.

The Company believes new entrants to the direct marketing channel must overcome a number of obstacles, including:

o the time and resources required to build a meaningful customer base, quality and responsiveness for cost-effective circulation;

o costs of developing the information and operating infrastructure required by direct marketers;

o the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

o the difficulty of building relationships with manufacturers to achieve favorable product allocations and attractive pricing terms, and

o the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

BUSINESS STRATEGIES

The Company's objective is to become the leading rapid response supplier of information technology products and solutions, including personal computers and related products and services, to the Company's customers. The key elements of the Company's business strategies include:

o The Company provides award-winning customer service before, during and after the sale. The Company believes that it has earned a reputation for providing superior customer service by consistently focusing on its customer needs. The Company has won PC World's "World Class Award for Best Mail Order Company" in eight out of the last ten years, including a 1999 award for "Best Online/Mail Order Catalog Company". The Company delivers value to its customers through high quality service and technical support provided by its knowledgeable, well-trained personnel. The Company has efficient and innovative delivery programs. It also offers its customers competitive prices and reasonable return policies.

o The Company maintains a strong brand name and customer awareness. Since its founding in 1982, the Company has built a strong brand name and customer awareness. In July 1999, the Company was the only direct reseller included in the "100 Most Influential Companies in the Computer Industry" by PC Magazine. In 1998 and 1997, the Company was one of only two direct resellers included in the listing. The Company's mailing list includes approximately 2,800,000 names, of which approximately 732,000 have purchased products from the Company during the last 12 months. In 1999, PC Connection ranked among the "Top 100 Hottest Companies on the Internet" by Business 2.0 Magazine.

o The Company offers a broad product selection at competitive prices. The Company offers its customers a wide assortment of personal computers and related products at competitive prices. The Company's merchandising programs feature products that provide customers with aggressive price and performance and the convenience of one-stop shopping for their personal computer and related needs.

o The Company has long-standing vendor relationships. The Company has a history of strong relationships with vendors, and it was among the first direct marketers qualified by manufacturers to market systems to end-users. The Company provides its vendors with both information concerning customer preferences and an efficient channel for the advertising and distribution of their products.

GROWTH STRATEGIES

The Company's growth strategies are to expand and increase penetration of its existing customer base and to broaden its product offerings. The key elements of the Company's growth strategies include the following:

o Increase outbound telemarketing. The Company plans to continue to increase the number of corporate outbound account managers and assign them to a greater number of customers. Outbound account managers focus exclusively on serving specifically assigned customers and seek to develop a close relationship with those customers by identifying and responding to their needs for personal computers and related products.

o Expand product offerings. The Company continually evaluates information technology products focused on business users, adding new products as they become available or in response to customer demand. The Company works closely with vendors to identify and source first-to-market product offerings at aggressive prices and believes that the expansion of its corporate outbound marketing program will enhance its access to such product offerings.

o Target specific customer populations. Through targeted mailings, the Company seeks to expand the number of active customers and generate additional sales from its existing customers. The Company has developed specialty catalogs, as well as standard catalogs with special cover pages, featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server and networking products.

o Expand electronic commerce channel. The Company's Internet Web-based catalog provides detailed product descriptions, product search capabilities and on-line order processing. The Company has seen a rapid increase in on-line sales and believes that an increasing number of customers and potential new customers will shop electronically in the future. Therefore, the Company plans to further improve on-line sales capabilities, customer service and product information and customer support available on its Internet Web site.

o Pursue strategic acquisitions and alliances. The Company completed its first acquisition in June 1999 of ComTeq Federal, Inc. ("ComTeq"). ComTeq, based in Rockville, Maryland, is a specialty reseller focused on agencies of the federal government. Through its acquisition program, the Company seeks to acquire new customers, strengthen its product offerings, add management talent and produce operating results which are accretive to its core business earnings.

SERVICE AND SUPPORT

Since the Company's founding in 1982, its primary objective has been to provide products that meet the demands and needs of customers and to supplement those products with up-to-date product information and excellent customer service and support. The Company believes that offering its customers superior value, through a combination of product knowledge, consistent and reliable service and leading products at competitive prices, differentiates it from other direct marketers and establishes the foundation for developing a broad and loyal customer base. The Company has introduced programs such as Toll-Free Technical Support in 1982, the Everything Overnight(R) delivery program in 1988, Money Back Guarantees in 1989, One-Minute Mail Order(R) in 1991, On-line Superstore in 1997, and Your Brands, Your Way, Next Day(R) in 1998.

The Company invests in training programs for its service and support personnel, with an emphasis on putting customer needs and service first. Customer service representatives are available 24 hours a day, seven days a week to handle orders, product information, general inquiries and technical support questions.

The Company provides toll-free technical support from 9 a.m. through 5 p.m., Eastern Time, Monday through Friday. Product support technicians assist callers with questions concerning compatibility, installation, determination of defects and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to the Company for warranty service. In-house technicians perform both warranty and non-warranty repair on most major systems and hardware products.

Using its customized information system, the Company sends its customer orders to its distribution center for processing immediately after a customer receives credit approval. Through its Everything Overnight(R) service, it guarantees that all orders for in-stock merchandise accepted up until 2:00 a.m. (until midnight on most custom-configured systems) can be shipped for overnight delivery via Airborne Express. The Company also configures approximately 20% of the computer systems it sells. Configuration typically consists of the installation of memory, accessories and/or software.

MARKETING AND SALES

The Company sells its products through its direct marketing channel, primarily to SMBs. The Company seeks to be the primary supplier of personal computers and related products to its existing customers and to expand its customer base. The Company uses multiple marketing approaches to reach existing and prospective customers, including:

o     outbound telemarketing;
o     catalogs and inbound telesales;
o     Web and print media advertising; and
o     marketing programs targeted to specific customer populations.

All of its marketing approaches emphasize its broad product offerings, fast delivery, customer support, competitive pricing and multiple payment options.

The Company believes that its ability to establish and maintain long-term customer relationships and to encourage repeat purchases is largely dependent on the strength of its telemarketing personnel and programs. Because customers' primary contact with the Company is through its telemarketers, the Company is committed to maintaining a qualified, knowledgeable and motivated sales staff with its principal focus on customer service.

The following table sets forth the Company's percentage of net sales by sales channel:

                                                      Year Ended December 31,
                                                      -----------------------

                                                    1999       1998       1997
                                                    -----      -----      -----
Sales Channel
   Corporate Outbound                                66%        53%        47%
   Inbound Telesales                                 29         43         52
   On-Line Internet                                   5          4          1
                                                   ------     ------     ------
      Total                                         100%       100%       100%
                                                   ======     ======     ======

Outbound Telemarketing. The Company seeks to build loyal relationships with its potential high-volume customers by assigning them to individual account managers. The Company believes that customers respond favorably to a one-on-one relationship with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications, targeted catalogs and other marketing materials designed to meet each customer's specific computing needs.

Account Managers focus exclusively on their managed accounts and on outbound sales calls to prospective customers. The Company generally recruits account managers from other sales organizations and from its inbound telemarketing staff. All account managers must successfully complete a one-month training program, which includes instruction in the Company's product offerings and order management systems, as well as selling skills and account management. Thereafter, new account managers are assigned to sales teams where they receive intensive coaching and supervision by experienced supervisors, and periodic refresher training from the sales training staff. Additional training and product education programs are provided continuously through programs supported by the Company's vendors. The Company pays its account managers a base annual salary plus incentive compensation. Incentive compensation is tied to sales volume and gross profit dollar goals by the individual account manager. Account managers historically have significantly increased productivity after approximately 12 months of training and experience. At December 31, 1999, the Company employed 345 account managers, including 143 with less than 12 months of outbound telemarketing experience with the Company.

Catalogs and Inbound Telesales. The Company's two principal catalogs are PC Connection(R) for the PC market and MacConnection(R) for the Mac market. The Company publishes twelve editions of each of these catalogs annually. The Company distributes catalogs to purchasers on its in-house mailing list as well as to other prospective customers. The Company sends its two principal catalogs to its best customers twice each month. The initial mailing each month, labeled an "early edition," is sent simultaneously to the best customers throughout the United States and features special offers, such as first-to-market product offerings, highlighted on the cover. The Company also includes a catalog with each order shipped.

In addition, the Company mails specialty catalogs or customized versions of its catalogs to selected customers. The Company distributes specialty catalogs to educational and governmental customers and prospects on a periodic basis. The Company also distributes its monthly catalogs customized with special covers and inserts, offering a wider assortment of special offers on products in specific areas, such as graphics, server/netcom and mobile computing, or for specific customers, such as developers. These customized catalogs are distributed to targeted customers included in the Company's customer database using past identification or purchase history, as well as to outside mailing lists.

Each catalog is printed with full-color photographs, detailed product descriptions and manufacturer specifications. The catalogs are primarily created by in-house designers and production artists on a computer-based desktop publishing system. The in-house preparation of most portions of the catalog expedites the Company's production process and provides it with greater flexibility and creativity in catalog production by allowing for last-minute changes in pricing and format. Overall, such in-house preparation results in significant cost savings to the Company. After completion of the design and preparation, the Company outsources the catalogs to commercial printers for printing.

The Company's inbound sales representatives answer customer telephone calls generated by its catalog, magazine and other advertising programs. These representatives also assist customers in making purchasing decisions, process product orders and respond to customer inquiries on order status, product pricing and availability. The Company provides training to its inbound telemarketing personnel and provides incentive compensation based upon sales productivity. The Company has a flexible staffing model which allows it to maintain excellent customer service during periods of peak demand while maintaining an efficient cost structure. The Company regularly monitors calls for quality assurance purposes and has been a pioneer in using caller identification for the instant retrieval of customer records. Using proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information, expediting the ordering process. In addition to receiving orders through its toll-free numbers, orders are also received via fax, mail and electronic mail.

Advertising. The Company has historically advertised in selected personal computer and trade magazines, such as PC Magazine, PC World and Macworld. These advertisements provide potential customers with product descriptions, manufacturers' specifications and pricing information, while emphasizing the Company's service and support features. Additionally, the PC Connection(R) logo and telephone numbers are included in promotions by selected manufacturers.

www.pcconnection.com. In November 1996, the Company launched an Internet Web site, which includes a complete product catalog. In July 1997, the Company began accepting electronic orders through its Internet Web site. The Company also provides updated information for over 16,000 items and on screen images available for over 7,000 items. The Company offers, and continuously updates, selected product offerings and other special buys. The Company believes that in the future its Internet Web site will be an important sales source and communication tool for improving customer service.

Specialty Marketing. The Company's specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, "fax on demand" services, package inserts, fax broadcasts and electronic mail. The Company also marketed call-answering and fulfillment services to certain of its product vendors.

Customers. The Company currently maintains an extensive database of customers and prospects aggregating approximately 2,800,000 names. During the year ended December 31, 1999, the Company received orders from approximately 732,000 customers. Approximately 68% of its net sales in the year ended December 31, 1999 were made to customers who had previously purchased products from the Company.

PRODUCTS AND MERCHANDISING

The Company continuously focuses on expanding the breadth of its product offerings. The Company currently offers approximately 100,000 personal computer products designed for business applications from over 1,000 manufacturers, including hardware and peripherals, accessories, networking products and software. The Company offers both PCs and Macs and related products. In 1999, sales of PCs and related products were approximately 85% of its net sales. The Company selects the products that it sells based upon their technology and effectiveness, market demand, product features, quality, price, margins and warranties. As part of its merchandising strategy, the Company also offers new types of products related to PCs, such as digital cameras.

Computer systems/memory is the fastest growing product category, representing 47.6% of net sales in the year ended December 31, 1999, up from 43.7% and 42.2% of net sales in the years ended December 31, 1998 and 1997, respectively. The growth in system sales has been driven primarily by increased outbound sales efforts to business customers and the aggressive sourcing and merchandising of new computer systems lines and products.

The following table sets forth the Company's percentage of net sales (in dollars) of computer systems/memory, peripherals, software, and networking and communications products during the years ended December 31, 1999, 1998 and 1997.

                                                   PERCENTAGE OF NET SALES
                                              ----------------------------------
                                                   Year Ended December 31,
                                                   -----------------------
                                                 1999         1998        1997
                                                 ----         ----        ----
Computer Systems/Memory............              47.6%         43.7%       42.2%
Peripherals........................              33.7          34.5        34.3
Software...........................              12.3          14.0        15.8
Networking and Communications......               6.4           7.8         7.7
                                              ----------  ------------  --------

    TOTAL..........................             100.0%        100.0%      100.0%
                                              ==========  ============  ========

The Company offers a limited 30-day money back guarantee for most unopened products and selected opened products, although selected products are subject to restocking fees. Substantially all of the products marketed by the Company are warranted by the manufacturer. The Company generally accepts returns directly from the customer and then either credits the customer's account or ships the customer a similar product from its inventory.

PURCHASING AND VENDOR RELATIONS

For the year ended December 31, 1999, the Company purchased approximately 54% of its products directly from manufacturers and the balance from distributors and aggregators. The majority of products are shipped directly to the Company's distribution facility in Wilmington, Ohio. During the years ended December 31, 1999 and 1998, product purchases from Ingram Micro, the Company's largest vendor, accounted for approximately 22% and 20%, respectively, of its total product purchases. No other vendor accounted for more than 10% of the Company's total product purchases. The Company believes that alternative sources for products obtained from Ingram Micro are available.

Many product suppliers reimburse the Company for advertisements or other cooperative marketing programs in the Company's catalogs or advertisements in personal computer magazines that feature a manufacturer's product. Reimbursements may be in the form of discounts, advertising allowances and/or rebates. The Company also receives reimbursements from certain vendors based upon the volume of purchases or sales of the vendors' products. Historically, the Company received price consideration and support including price protection and rebates from its vendors on a majority of the products it sold.

Price protection takes the form of rebates or credits against future purchases. The Company may participate in end-of-life-cycle and other special purchases which may not be eligible for price protection.

The Company believes that it has excellent relationships with vendors. The Company generally pays vendors within stated terms and takes advantage of all appropriate discounts. The Company believes that because of its volume purchases it is able to obtain product pricing and terms that are competitive with those available to other major direct marketers. Although brand names and individual product offerings are important to its business, the Company believes that competitive sources of supply are available in substantially all of the merchandise categories offered.

DISTRIBUTION

At the Company's approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, the Company receives and ships inventory, configures computer systems and processes returned products. Orders are transmitted electronically from the Company's New Hampshire sales facilities to the Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Through its Everything Overnight(R) service, the Company guarantees that all orders for in-stock merchandise accepted up until 2:00 a.m. (until midnight on custom-configured systems) can be shipped for overnight delivery via Airborne Express. The Company ships approximately 65% of its orders through Airborne Express. Upon request, orders may also be shipped by other common carriers.

ComTeq Federal places product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to ComTeq's customers. Order status with distributors is tracked on line and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to recording revenue.

MANAGEMENT INFORMATION SYSTEMS

The Company uses management information systems, principally comprised of applications software running on IBM AS/400 and RS6000 computers and Microsoft NT-based servers, which the Company has customized for its use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales and distribution, and the preparation of daily operating control reports on key aspects of the business. The Company also operates advanced telecommunications equipment to support its sales and customer service operations. Key elements of the Company's telecommunications systems are integrated with the Company's computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data. The Company believes that its customized information systems enable it to improve productivity, ship customer orders on a same-day basis, respond quickly to changes in the Company's industry and provide high levels of customer service.

The Company's success is dependent in large part on the accuracy and proper use of its information systems, including its telephone systems, to manage its inventory and accounts receivable collections, to purchase, sell and ship the Company's products efficiently and on a timely basis, and to maintain cost-efficient operations. The Company expects to continually upgrade its information systems to more effectively manage its operations and customer database. In 1998, the Company replaced its order management and fulfillment software with new software and converted its principal computer equipment to new IBM AS400 platform systems, both of which are better suited to its expected scale of operations and were designed to be Year 2000 compliant.

COMPETITION

The direct marketing and sale of personal computers and related products is highly competitive. PC Connection competes with other direct marketers of personal computers and related products, including CDW Computer Centers, Inc., Insight Enterprises, Inc. and Micro Warehouse, Inc. The Company also competes with:

o certain product manufacturers that sell directly to customers, such as Dell Computer Corporation and Gateway, Inc. and, more recently, Compaq, IBM and Apple;
o distributors that sell directly to certain customers, such as MicroAge, Inc.;
o various cost-plus aggregators, franchisers and national computer retailers, such as CompUSA, Inc.; and
o companies with more extensive Internet Web sites and commercial on-line networks.

Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future.

The Company competes not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of the Company's competitors are larger and have substantially greater financial resources.

The Company believes that price, product selection and availability, and service and support are the most important competitive factors in its industry.

INTELLECTUAL PROPERTY RIGHTS

The Company's trademarks include PC Connection(R) and MacConnection(R) and their related logos: Everything Overnight(R), One-Minute Mail Order(R), PC & Mac Connection(R), Systems Connection(R), The Connection(R), Raccoon Character(R), Service Connection(TM), Graphics Connection(TM), Memory Connection(TM), and Your Brands, Your Way, Next Day(R). The Company intends to use and protect these and its other marks, as its deems necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. The Company does not maintain a traditional research and development group, but it works closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, both with respect to the products it sells and uses.

EMPLOYEES

As of December 31, 1999, the Company employed 1,296 persons, of whom 559 were engaged in sales related activities, 96 were engaged in providing customer service and support, 396 were engaged in purchasing, marketing and distribution related activities, 74 were engaged in the operation and development of management information systems, and 171 were engaged in administrative and accounting functions. The Company considers its employee relations to be good. The Company's employees are not represented by a labor union and the Company has never experienced a work stoppage since its inception.

--------------------------------------------------------------------------------
Item 2. Properties
--------------------------------------------------------------------------------

In November 1997, the Company entered into a fifteen year lease for a new corporate headquarters and telemarketing center located at Route 101A, 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated entity, related to the Company through common ownership. The Company occupied this facility upon completion of construction in late November 1998 and the lease payments commenced in December 1998. The Company also leases 205,000 square feet in two facilities in Wilmington, Ohio, which houses its distribution and order fulfillment operations. The Company also operates telemarketing centers in Dover, Hudson and Keene, New Hampshire, as well as in Maryland. While the Company believes that its existing distribution facilities in Wilmington, Ohio will be sufficient to support the Company's anticipated needs through the next twelve months, it is evaluating additional and/or alternative facilities for distribution to support future growth.

--------------------------------------------------------------------------------
Item 3. Legal Proceedings
--------------------------------------------------------------------------------

The Company currently is not a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.

--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

There were no matters submitted during the fourth quarter of 1999 to a vote of security holders.

Executive Officers

The executive officers of the Company and their ages as of March 27, 2000 are as follows:

Name                 Age                   Position
----                 ---                   --------

Patricia Gallup      46        Chairman of the Board and Chief Executive Officer

David Hall           50        Vice Chairman of the Board

Wayne L. Wilson      51        President and Chief Operating Officer

Robert F. Wilkins    38        Senior Vice President of Sales and Marketing

John L. Bomba, Jr.   46        Vice President of Information Services and Chief
                               Information Officer

Mark A. Gavin        38        Vice President of Finance and Chief Financial
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

Robert F. Wilkins has served as Senior Vice President of Sales and Marketing since January 1999 and Senior Vice President of Merchandising and Product Management of the Company from January 1998 to January 1999. From December 1995 to January 1998, Mr. Wilkins served as Vice President of Merchandising and Product Management of the Company. From September 1994 to December 1995 he was a consultant to the Company and certain of its affiliates. From February 1990 to September 1994, Mr. Wilkins served as President of Mac's Place.

John L. Bomba, Jr. has served as Vice President of Information Services and Chief Information Officer of the Company since May 1997. From May 1994 to April 1997, Mr. Bomba served as Director of Worldwide Information Systems for Micro Warehouse, Inc. Prior to May 1994 he served as Director of Professional Services for Innovative Information Systems, Inc.

Mark A. Gavin has served as Vice President of Finance and Chief Financial Officer of the Company since March 1998. Prior to joining PC Connection, Mr. Gavin held the position of Executive Vice President and Chief Operating Officer at CFX Corporation, a bank holding company in Keene, New Hampshire. Prior to CFX, Mr. Gavin worked as a Manager for Ernst & Young, LLP.

                                     PART II

--------------------------------------------------------------------------------
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

Market Information
------------------

The Company's Common Stock commenced trading on March 3, 1998 on the Nasdaq National Market under the symbol "PCCC". As of March 27, 2000, there were 15,794,298 shares outstanding of the Common Stock of the Company held by approximately 70 stockholders of record.

The following table sets forth for the fiscal periods indicated the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

    1999                                                 High           Low
    ----                                                 ----           ---
    Quarter Ended:
      December 31                                      $34 7/8         $13 2/3
      September 30                                      17 3/8          12
      June 30                                           19              12
      March 31                                          27 1/8          11 1/8

    1998
    ----
    Quarter Ended:
      December 31                                      $40             $ 6
      September 30                                      25 3/4           9 3/4
      June 30                                           22 1/4          12
      March 31                                          22 1/8          18 5/8

The Company has never declared or paid cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

--------------------------------------------------------------------------------
Item 6. Selected Financial and Operating Data
--------------------------------------------------------------------------------

The following selected financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for each of the years in the five-year period ended December 31, 1999 are derived from the audited financial statements of the Company. The Company's consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 and the independent auditors' report thereon, are included elsewhere herein.

                                                                               Year Ended December 31,
                                                      ------------------------------------------------------------------------------
                                                         1999            1998            1997            1996             1995
                                                      ------------------------------------------------------------------------------
                                                           (dollars in thousands, except per share and selected operating data)
Statement of Operations Data:
    Net sales                                         $ 1,056,704     $   732,370     $   550,575     $   333,322     $   252,217
    Cost of sales                                         927,358         639,096         474,609         282,117         211,299
                                                      -----------     -----------     -----------     -----------     -----------
    Gross profit                                          129,346          93,274          75,966          51,205          40,918
    Selling, general and administrative expenses           91,405          68,521          56,596          43,739          38,373
    Additional stockholder/officer compensation(1)             --           2,354          12,130           1,259              --
                                                      -----------     -----------     -----------     -----------     -----------
    Income from operations                                 37,941          22,399           7,240           6,207           2,545
    Interest expense                                       (1,392)           (415)         (1,355)         (1,269)         (1,296)
    Other, net                                                116             565             (42)             70              62
                                                      -----------     -----------     -----------     -----------     -----------
    Income  before income taxes                            36,665          22,549           5,843           5,008           1,311
    Income tax provision(2)                               (13,935)         (3,905)           (639)           (252)            (38)
                                                      -----------     -----------     -----------     -----------     -----------
    Net income                                        $    22,730     $    18,644     $     5,204     $     4,756     $     1,273
                                                      ===========     ===========     ===========     ===========     ===========

                                                                           Pro Forma Data(3)

    Net income                                        $    22,730     $    15,272     $    10,890
                                                      ===========     ===========     ===========
    Basic net income per share                        $      1.45     $      1.01     $       .79
                                                      ===========     ===========     ===========
    Diluted net income per share                      $      1.41     $       .98     $       .76
                                                      ===========     ===========     ===========

Selected Operating Data:
    Active customers(4)                                   732,000         684,000         510,000         424,000         353,000
    Catalogs distributed                               47,325,000      42,150,000      33,800,000      18,600,000      16,800,000
    Orders entered(5)                                   1,622,000       1,510,000       1,252,000         910,000         854,000
    Average order size(5)                                    $781            $580            $524            $453            $346

                                                                                      December 31,
                                                      ------------------------------------------------------------------------------
                                                         1999            1998            1997            1996             1995
                                                      ------------------------------------------------------------------------------
                                                                                (dollars in thousands)
Balance Sheet Data:
    Working capital                                   $    72,250     $    53,768     $    18,907     $    14,622     $    10,994
    Total assets                                          223,537         164,510         105,442          77,358          49,661
    Short-term debt                                         1,137             123          29,568          13,057           4,933
    Long-term debt (less current maturities):
        Capital lease obligations                           6,945           7,081              --              --              --
        Term loan                                              --              --           3,250           4,250           5,000
        Note payable                                        2,000              --              --              --              --
   Total stockholders' equity                              94,223          69,676          24,120          18,043          13,057

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

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption "Factors That May Affect Future Results and Financial Condition" included within this section. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

General

The Company was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers. The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. The Company initially sought customers through advertising in selected computer industry publications and the use of inbound toll-free telemarketing. Currently, the Company seeks to generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to the Company's catalogs and other advertising and (iii) the Company's Internet Web site.

The Company offers both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last three years, from 23.0% of net sales in 1996 to 15.3% of net sales for the year ended December 31, 1999. The Company believes that sales attributable to Mac products will continue to decrease as a percentage of net sales and may decline in dollar volume in 2000 and future years.

All of the Company's product categories experienced strong growth in the year ended December 31, 1999 with sales of computer systems representing the fastest growing category. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $453 in the year ended December 31, 1996 to $781 in the year ended December 31, 1999. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they generally yield the lowest gross margin percentage. Partially as a result of higher system sales, the Company's gross margin percentage has declined over the last few years while the operating income margin has increased due to the leveraging of selling, general and administrative expenses over a larger sales base.

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

The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell Computer Corporation ("Dell") and Gateway, Inc. ("Gateway"), manufacturers of PCs sold by the Company, such as Apple, Compaq and IBM, have also announced varying plans to sell PCs directly to end users. The Company currently believes that direct sales by Compaq and IBM will not have a significant adverse effect upon the Company's net sales.

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

                                                      Year Ended December 31,
                                                ----------------------------------
                                                   1999         1998        1997
                                                ----------------------------------
Net sales (in millions)                         $  1,056.7    $  732.4    $  550.6
                                                ==========    ========    ========

Net sales                                            100.0%      100.0%      100.0%
Gross profit                                          12.2        12.7        13.8
Selling, general and administrative expenses           8.6         9.4        10.3
Additional stockholder/officer compensation            0.0         0.3         2.2
Income from operations                                 3.6         3.1         1.3
Interest expense                                      (0.1)       (0.0)       (0.2)
Income before income taxes                             3.5         3.1         1.0
Income taxes                                           1.3        (0.5)       (0.1)
Net income                                             2.2         2.6         0.9
Pro forma net income                                               2.1         2.0

The following table sets forth the Company's percentage of net sales by platform, sales channel, and product mix:

                                               Year Ended December 31,
                                               -----------------------

                                              1999     1998     1997
                                              ----     ----     ----
    Platform
      PC and Multi Platform                    85%      80%       80%
      Mac                                      15       20        20
                                              ---      ---       ---
         Total                                100%     100%      100%
                                              ===      ===       ===
   Sales Channel
      Corporate Outbound                       66%      53%       47%
      Inbound Telesales                        29       43        52
      On-Line Internet                          5        4         1
                                              ---      ---       ---
         Total                                100%     100%      100%
                                              ===      ===       ===
   Product Mix
      Computer Systems and Memory              48%      44%       42%
      Peripherals                              34       35        34
      Software                                 12       14        16
      Networking and Communications             6        7         8
                                              ---      ---       ---
         Total                                100%     100%      100%
                                              ===      ===       ===

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales increased $324.3 million, or 44.3%, to $1,056.7 million in 1999 from $732.4 million in 1998. The growth in net sales, which included a 34.6% increase in average order size, was primarily attributable to (i) continued improvements in merchandising and product mix, including the stocking and sale of computer systems; (ii) continued expansion and increased productivity of the Company's outbound telemarketing group; (iii) an increase in the number of catalog mailings; and (iv) sales attributed to the acquisition of ComTeq in June 1999. System/memory sales increased to 47.6% of net sales in 1999 from 43.7% in 1998. Outbound sales increased $304 million, or 77.8%, to $694.9 million in 1999 from $390.9 million in 1998. The number of catalogs mailed increased by 12.1%, from
42.2 million catalogs in 1998 to 47.3 million catalogs in 1999.

Gross profit increased $36.1 million, or 38.7%, to $129.3 million in 1999 from $93.3 million in 1998. The increase in gross profit dollars was primarily attributable to the increase in net sales described above. Gross profit margin decreased from 12.7% in 1998 to 12.2% in 1999 due primarily to a higher rate of growth in sales of lower margin computer systems, increased price competition, decreases in average unit selling prices and an increase in the rate of outbound sales which generally carry a lower gross margin percentage. However, the Company continued to generate higher gross profit dollars per order, enabling it to leverage its operating expenses, as described below. The Company's gross profit margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses increased $22.9 million, or 33.4%, to $91.4 million in 1999 from $68.5 million in 1998, but decreased as a percentage of sales to 8.6% in 1999 from 9.4% in 1998. The increase in expense was attributable to increases in volume-sensitive costs such as sales personnel and credit card fees. The decrease as a percentage of net sales was primarily attributable to the continued leveraging of selling, general and administrative expenses over a larger sales base.

Selling, general and administrative expenses, excluding the one-time charge for stock option compensation expense in 1998, increased by $23.7 million, or 35.1%, to $91.4 million for the year ended December 31, 1999 from $67.7 million for the comparable period in 1998, but decreased as a percentage of sales from 9.2% in 1998 to 8.6% in 1999.

Additional stockholder/officer compensation paid to the Company's two principal stockholders in 1998, who also serve as officers and directors, represented amounts accrued or distributed in excess of aggregate annual base salaries ($600,000 aggregate base salaries for 1998) approved by the Board of Directors of the Company and generally represent Company-related federal income tax obligations payable by the stockholders. There were no such charges in 1999 as the Company was a C Corporation for the entire year.

Income from operations increased by $15.5 million, or 69%, to $37.9 million for the year ended December 31, 1999 from $22.4 million for the comparable period in 1998. Income from operations as a percentage of net sales increased from 3.1% in 1998 to 3.6% in 1999 for the reasons discussed above.

Interest expense increased by $977,000, or 235.4%, to $1,392,000 in 1999 from $415,000 in 1998, primarily due to the capital lease obligation for the Merrimack facility which began in December 1998 and increased borrowings under the Company's line of credit.

The tax provision for 1999 reflects a full year of the Company being taxed as a C Corporation. In 1998, the Company's effective tax rate was 17.3% as a result of both its taxation as an S Corporation for a part of the year as well as the recognition of certain deferred tax assets upon conversion to a C Corporation.

Net income increased by $4.1 million, or 22%, to $22.7 million in 1999 from $18.6 million in 1998, principally as a result of the increase in income from operations. As described above, 1998 net income was also favorably impacted by the Company's previous S Corporation status and its conversion to a C Corporation.

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

Additional stockholder/officer compensation paid to the Company's two principal stockholders, who also serve as officers and directors, represents amounts accrued or distributed in excess of aggregate annual base salaries ($600,000 aggregate base salaries for 1998 and $480,000 for 1997) approved by the Board of Directors of the Company and generally represent Company-related federal income tax obligations payable by the stockholders. Effective upon the closing of the Offering, these stockholder/officers were paid annual base salaries aggregating $600,000. Selling, general and administrative expenses on a pro forma basis were $56.7 million, or 10.3% of net sales, for 1997, as adjusted to give effect to $600,000 of aggregate base salaries payable to the Company's two stockholder/officers. Additional stockholder/officer compensation decreased by $9.8 million, or 80.6%, to $2.4 million in 1998 from $12.1 million in 1997. This decrease is attributable to the Company's termination of its S Corporation status upon consummation of the Company's initial public offering
("the Offering"), which eliminated the need to make further distributions to the stockholder/officers for payment of Company-related federal income tax obligations.

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

Liquidity and Capital Resources

The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. The Company believes that funds generated from operations, together with the net proceeds from the Company's 1998 initial public offering and available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least through 2000. The Company's ability to continue funding its planned growth, both internally and externally, is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

At December 31, 1999, the Company had cash and cash equivalents of $20.4 million and working capital of $72.3 million.

Net cash provided by operating activities was $16.0 million in the year ended December 1999, compared to $29.4 million provided and $10.4 million used in the years ended December 31, 1998, and 1997, respectively. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Historically, inventories and accounts payable have increased as a result of the sales growth of the Company. Accounts receivable have increased primarily due to an increase in open account sales to commercial customers resulting from the Company's continued efforts to increase its sales to such customers offset in part by a higher rate of increase in accounts receivable allowances for sales returns and doubtful accounts related to the growth in sales.

At December 31, 1999, the Company had $105.5 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $31.0 million payable to two financial institutions under security agreements to facilitate the purchase of inventory.

Capital expenditures were $7.7 million, $9.9 million and $4.5 million in the years ended December 31, 1999, 1998 and 1997, respectively. The Company expects capital expenditures, primarily for the purchase of computer hardware and software and other fixed assets, to be approximately $16.6 million for the year ending December 31, 2000.

The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $50 million, which bears interest at various rates ranging from the prime rate (8.50% at December 31, 1999) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at December 31, 1999.

The Company has primarily relied upon debt to finance not only ongoing operations, but acquisitions. In 1999, it used available cash and sellers notes to acquire ComTeq Federal, Inc., a Maryland company which provides specialty resale products to agencies of the federal government. Management could, in the future, use debt, cash, or stock to effect additional acquisitions.

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

Factors That May Affect Future Results and Financial Condition

The Company's future results and financial condition are dependent on its ability to continue to successfully market, sell and distribute computers, hardware and software. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below:

The Company has experienced rapid growth in recent years and there is no assurance that it will be able to manage or sustain such growth.

The Company's net sales have grown from $252.2 million for the year ended December 31, 1995 to $1.1 billion for the year ended December 31, 1999. This growth has placed, and any future growth will place, increasing demands on the Company's administrative, operational, financial and other resources. The Company's staffing levels and operating expenses have increased and are expected to increase substantially in the future. The Company also expects that any future growth will continue to challenge its ability to hire, train, motivate and manage employees. If the Company's net sales do not increase in proportion to its operating expenses or if the Company experiences a decrease in net sales, its information systems do not expand to meet increasing demands, or the Company fails to attract, assimilate and retain qualified personnel or otherwise fail to manage its growth effectively, there would be a material adverse effect on the Company's results of operations.

The Company may not have sufficient distribution facilities to support future growth.

The Company's current distribution facilities may be inadequate to support any significant growth in the future. The Company currently occupies two buildings aggregating 205,000 square feet in Wilmington, Ohio under leases which expire in 2000 and 2003. There is no assurance that the Company can renew these leases on favorable terms or at all. The Company is continually assessing its needs for additional warehouse facilities. There can be no assurance that suitable commercial facilities will be available, or if available, that such facilities would be available at commercially reasonable rates.

The Company could experience system failures which would interfere with its ability to process orders.

The Company depends on the accuracy and proper use of its management information systems including its telephone system. Many of the Company's key functions depend on the quality and effective utilization of the information generated by its management information systems, including:

o the Company's ability to manage inventory and accounts receivable collections;

o the Company's ability to purchase, sell and ship products efficiently and on a timely basis; and

o     the Company's ability to maintain operations.

Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

The Company's management information systems require continual upgrades to most effectively manage its operations and customer database. Although the Company maintains some redundant systems, with full data backup, a substantial interruption in management information systems or in telephone communication systems would substantially hinder its ability to process customer orders and thus could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is exposed to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry.

The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. The Company's success depends in large part on its ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, the Company has and may continue to carry increased inventory levels of certain products. By so doing, it is subject to the increased risk of inventory obsolescence. Also, in order to implement its business strategy, the Company intends, among other things, to place larger than typical inventory stocking orders, and increase participation in first-to-market purchase opportunities. In the future, the Company may also participate in end-of-life-cycle purchase opportunities and market products on a private-label basis, which would increase the risk of inventory obsolescence. In addition, the Company sometimes acquires special purchase products without return privileges. There can be no assurance that the Company will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are also taking steps to reduce their inventory exposure by supporting "build to order" programs authorizing distributors and resellers to assemble computer hardware under the manufacturers' brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like the Company which could negatively impact the Company's business, financial condition and results of operations.

The Company acquires products for resale from a limited number of vendors; the loss of any one of these vendors could have a material adverse effect on its business.

The Company acquires products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to the Company constituted 50.7% and 44.5% of the Company's total product purchases in the years ended December 31, 1999 and 1998, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 21.7% and 20.3% of the Company's total product purchases in the years ended December 31, 1999 and 1998, respectively. No other vendor supplied more than 10% of the Company's total product purchases in the year ended December 31, 1999. If the Company were unable to acquire products from Ingram Micro, the Company could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on the Company's results of operations and cash flows.

Substantially all of the Company's contracts and arrangements with its vendors that supply significant quantities of products are terminable by such vendors or the Company without notice or upon short notice. Most of the Company's product vendors provide it with trade credit, of which the net amount outstanding at December 31, 1999 was $83.2 million. Termination, interruption or contraction of relationships with the Company's vendors, including a reduction in the level of trade credit provided to the Company, could have a material adverse effect on the Company's financial position.

Some product manufacturers either do not permit the Company to sell the full line of their products or limit the number of product units available to direct marketers such as the Company. An element of the Company's business strategy is to increase its participation in first-to-market purchase opportunities. The availability of certain desired products, especially in the direct marketing channel, has been constrained in the past. The Company could experience a material adverse effect to its business if the Company is unable to source first-to-market purchase or similar opportunities, or if the Company faces the reemergence of significant availability constraints.

The Company may experience a reduction in the incentive programs offered to it by vendors.

Some product manufacturers and distributors provide the Company with incentives such as supplier reimbursements, payment discounts, price protection, rebates and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:

o     reduction or elimination of some of these incentive programs,

o     more restrictive price protection and other terms; and

o     in some cases, reduced advertising allowances and incentives.

Most product manufacturers provide the Company with co-op advertising support and in exchange the Company covers their products in the Company's catalogs. This support significantly defrays the Company's catalog production expense. In the past, the Company has experienced a decrease in the level of co-op advertising support available to it from certain manufacturers. The level of co-op advertising support the Company receives from some manufacturers may further decline in the future. Such a decline could increase the Company's selling, general and administrative expenses as a percentage of sales and have a material adverse effect on the Company's cash flows.

The Company faces many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. The Company competes with consumer electronics and computer retail stores, including superstores. The Company also competes with other direct marketers of hardware and software and computer related products, including an increasing number of Internet retailers, some of which sell products at or below cost. Certain hardware and software vendors are selling their products directly through their own catalogs and over the Internet. The Company competes not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of the Company's competitors have greater financial, marketing and larger catalog circulations and customer bases and other resources than does the Company. In addition, many of the Company's competitors offer a wider range of products and services than it does and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than the Company. The Company expects competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

The Company cannot assure that it can continue to compete effectively against its current or future competitors. In addition, price is an important competitive factor in the personal computer hardware and software market and the Company cannot assure that the Company will not face increased price competition. If the Company encounters new competition or fails to compete effectively against competitors, its business, financial condition and results of operations could be adversely affected.

In addition, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share.

The Company faces and will continue to face significant and intense price competition.

Generally, pricing is very aggressive in the personal computer industry and the Company expects pricing pressures to continue. An increase in price competition could result in a reduction of the Company's profit margins. There can be no assurance that the Company will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions or otherwise. Also, the Company's recent increase in sales of personal computer hardware products are generally producing lower profit margins than those associated with software products. Such pricing pressures could result in an erosion of the Company's market share, reduced sales and reduced operating margins, any of which could have a material adverse effect on the Company's business.

Privacy concerns with respect to list development and maintenance may materially adversely affect the Company's business.

The Company mails catalogs and sends electronic messages to names in its proprietary customer database and to potential customers whose names the Company obtains from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny. Any domestic or foreign legislation enacted limiting or prohibiting these practices could negatively affect the Company's business, financial condition and results of operations.

The Company relies on the continued development of electronic commerce and Internet infrastructure development.

The Company's level of sales made over the Internet has increased in part because of the growing use and acceptance of the Internet by end-users. This growth is a recent development. No one can be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Sales of computer products over the Internet do not currently represent a significant portion of overall computer product sales. Growth of the Company's Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. The Company cannot accurately predict the rate at which they will do so.

The Company's success in growing its Internet business will depend in large part upon the development of an infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may overwhelm the existing Internet infrastructure. The Company's ability to increase the speed with which it provides services to customers and to increase the scope of such services ultimately is limited by and reliant upon the speed and reliability of the networks operated by third parties. The Company cannot assure that networks and infrastructure providing sufficient capacity and reliability will continue to be developed.

The Company depends heavily on third-party shippers to deliver its products to customers.

The Company ships approximately 65% of its products to customers by Airborne Freight Corporation D/B/A "Airborne Express", with the remainder being shipped by United Parcel Service of America, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect the Company's ability to market or deliver products to customers on a timely basis.

The Company may experience potential increases in shipping, paper and postage costs, which may adversely effect its business if the Company were not able to pass such increases on to its customers.

Shipping costs are a significant expense in the operation of the Company's business. Increases in postal or shipping rates and paper costs could significantly impact the cost of producing and mailing the Company's catalogs and shipping customer orders. Postage prices and shipping rates increase periodically and the Company has no control over future increases. The Company has a long-term contract with Airborne Express whereby it ships products to the Company's customers. The Company believes that it has negotiated favorable shipping rates with Airborne. The Company generally invoices customers for shipping and handling charges. There can be no assurance that the Company will be able to pass on to its customers the full cost, including any future increases in the cost, of commercial delivery services such as Airborne Express.

The Company also incurs substantial paper and postage costs related to its marketing activities, including producing and mailing its catalogs. Paper prices historically have been cyclical and the Company has experienced substantial increases in the past. Significant increases in postal or shipping rates and paper costs could adversely impact the Company's business, financial condition and results of operations, particularly if the Company cannot pass on such increases to its customers or offset such increases by reducing other costs.

The Company may also experience quarterly fluctuations and seasonality which could impact its business.

Several factors have caused the Company's sales and results of operations to fluctuate, and the Company expects these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

o     the condition of the personal computer industry in general;

o     shifts in demand for hardware and software products;

o     industry shipments of new products or upgrades;

o     the timing of new merchandise and catalog offerings;

o     fluctuations in response rates;

o fluctuations in postage, paper, shipping and printing costs and in merchandise returns;

o     adverse weather conditions that affect response, distribution or shipping;

o     shifts in the timing of holidays; and

o     changes in the Company's product offerings.

The Company bases its operating expenditures on sales forecasts. If revenues do not meet expectations in any given quarter, the Company's operating results could suffer.

In addition, customer response rates to the Company's catalog mailings are subject to variations. The first and last quarters of the year generally have higher response rates while the two middle quarters typically have lower response rates.

The methods of distributing personal computers and related products are changing and such changes may negatively impact the Company and its business.

The manner in which personal computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end-users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of the Company's vendors, including Apple, Compaq and IBM, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end-users could have a material adverse effect on the Company's results of operations.

The Company faces many uncertainties relating to the collection of state sales or use tax.

The Company presently collects sales tax only on sales of products to residents of Ohio, Tennessee, Maryland and the District of Columbia. The Company began collecting sales tax in Massachusetts in January 2000. Sales to customers located within Ohio, Tennessee, Maryland and the District of Columbia were less than 2% of the Company's net sales during the year ended December 31, 1999. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, the Company's contact with many states may exceed the contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on the Company in states to which the Company ships products would result in additional administrative expenses to the Company, could result in price increases to its customers, and could reduce demand for its product.

The Company is dependent on key personnel.

The Company's future performance will depend to a significant extent upon the efforts and abilities of its senior executives. The competition for qualified management personnel in the personal computer products industry is very intense, and the loss of service of one or more of these persons could have an adverse effect on the Company's business. The Company's success and plans for future growth will also depend on its ability to hire, train and retain skilled personnel in all areas of its business, including sales account managers and technical support personnel. There can be no assurance that the Company will be able to attract, train and retain sufficient qualified personnel to achieve the Company's business objectives.

The Company is controlled by two principal stockholders.

Patricia Gallup and David Hall, the Company's two principal stockholders, beneficially own or control, in the aggregate, approximately 75% of the outstanding shares of the Company's common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend or repeal the Company's charter and bylaws, or take other actions requiring the vote or consent of the Company's stockholders and prevent a takeover of the Company by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive the Company's stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of the Company. Such control may result in decisions that are not in the best interest of the Company's public stockholders. In connection with the Company's initial public offering, the principal stockholders placed all except 30,000 of the shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for the Company's common stock at a premium as well as have a negative impact on the market price of the Company's common stock.

--------------------------------------------------------------------------------
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------------------

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's Credit Agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no borrowings outstanding pursuant to the Credit Agreement as of December 31, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

--------------------------------------------------------------------------------
Item 8. Consolidated Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The information required by this Item is included in this Report beginning at page F-1.

--------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

Not applicable.

                                    PART III

--------------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

The information included under the captions "Information Concerning Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be held May 25, 2000 (the "Proxy Statement") is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1999. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

--------------------------------------------------------------------------------
Item 11. Executive Compensation
--------------------------------------------------------------------------------

The information under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

The information under the heading "Certain Transactions and Relationships" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

--------------------------------------------------------------------------------
Item 14. Exhibits, Consolidated Financial Statements, Schedule, and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)   List of Documents Filed as Part of This Report:

      (1)   Consolidated Financial Statements

            The consolidated financial statements listed below are included in this document.

                       Consolidated Financial Statements         Page References
                       ---------------------------------         ---------------

            Report of Management..........................................F-2
            Independent Auditors' Report..................................F-3
            Consolidated Balance Sheets...................................F-4
            Consolidated Statements of Income.............................F-5
            Consolidated Statement of Changes in Stockholders' Equity.....F-6
            Consolidated Statements of Cash Flows.........................F-7
            Notes to Consolidated Financial Statements....................F-8

      (2)   Consolidated Financial Statement Schedule:

            The following Consolidated Financial Statement Schedule of the Company as set forth below is filed with this report:

            Schedule                                              Page Reference
            --------                                              --------------

            Schedule II - Valuation and Qualifying Accounts...............S-1

      (3)   Supplementary Data
            Not applicable.

(b)   Reports on Form 8-K

      The Company filed a current report on Form 8-K on January 3, 2000, due to the reorganization of the Company.

(c)   Exhibits

      The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

                                      EXHIBIT INDEX

        Exhibits                                                                      Page Reference
        --------                                                                      --------------
          *3.2      Amended and Restated Certificate of Incorporation of
                    Registrant.
          *3.4      Bylaws of Registrant.

          *4.1      Form of specimen certificate for shares of Common Stock,
                    $0.01 par value per share, of the Registrant.
          *9.1      Form of 1998 PC Connection Voting Trust Agreement among the
                    Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
          *10.1     1993 Incentive and Non-Statutory Stock Option Plan, as
                    amended.
          *10.2     1997 Stock Incentive Plan.
          *10.3     Lease between the Registrant and Miller-Valentine Partners, dated September 24, 1990, as amended, for property located at 2870 Old State Route 73, Wilmington, Ohio.
          *10.4     Lease between the Registrant and Lower Bellbrook Company,
                    dated September 26, 1997, for property located at 643-651
                    Lower Bellbrook Avenue, Xenia, Ohio.
          *10.5     Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro
                    Street, Keene, New Hampshire.
          *10.6     Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in Marlow, New Hampshire.
          *10.7     Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1998, for property located at 450 Marlboro
                    Street, Keene, New Hampshire.
          *10.9     Lease between the Registrant and Century Park, LLC, dated
                    October 1, 1997 for property located at Route 111, Hudson,
                    New Hampshire.
          *10.10    Amended and Restated Lease between the Registrant and G&H
                    Post, LLC, dated December 29, 1997 for property located at Route 101A, Merrimack, New Hampshire.
          *10.11    Sublease between the Registrant and ABX Air Inc., dated June
                    7, 1995, for property located at 2870 Old State Route 73,
                    Wilmington, Ohio.
          *10.12    Employment Agreement between the Registrant and Wayne L.
                    Wilson, dated August 16, 1995.
          *10.13    Employment Agreement between the Registrant and Robert F.
                    Wilkins, dated December 23, 1995.
          *10.15    Letter Agreement between the Registrant and Airborne Freight
                    Corporation D/B/A "Airborne Express," dated April 30, 1990, as amended.
          *10.16    Agreement between the Registrant and Ingram Micro, Inc.,
                    dated October 30, 1997, as amended.
          *10.18    Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
          *10.19    Employment Agreement, dated as of January 1, 1998, between the Registrant and David Hall.
          *10.20    Form of Registration Rights Agreement among the Registrant,
                    Patricia Gallup, David Hall and the 1998 PC Connection
                    Voting Trust.
         **10.21    Amendment No. 1 to Amended and Restated Lease between the
                    Registrant and G&H Post, LLC, dated December 29, 1998 for property located at Route 101A, Merrimack, New Hampshire.
         **10.22    Lease between Registrant and Dover Mills, LLC, dated August
                    1, 1998 for property located at Cocheco Falls Millworks,
                    Dover, New Hampshire.
         **10.23    Amended Lease Agreement between the Registrant and Dover
                    Mills, LLC, dated August 1, 1998.
         **10.24    Employment Agreement between the Registrant and John L.
                    Bomba, dated March 28, 1997.
         **10.25    Employment Agreement between the Registrant and Mark A.
                    Gavin, dated February 5, 1998.

          10.26     Agreement for Wholesale Financing, dated as of March 25,
                    1998, between the Registrant and Deutsche Financial Services
                    Corporation.
          10.27     Amendment to Agreement for Wholesale Financing, dated as
                    of March 25, 1998, between the Registrant and Deutsche
                    Financial Services Corporation.
          10.28     Amendment to Agreement for Wholesale Financing, dated
                    as of November 5, 1999, between the Registrant and
                    Deutsche Financial Services Corporation.
          10.29     Amendment to Agreement for Wholesale Financing, dated as
                    of February 25, 2000, between the Registrant and Deutsche
                    Financial Services Corporation.
          10.30     Guaranty, dated as of February 25, 2000, entered into by
                    PC Connection, Inc. in connection with the Amendment to
                    Agreement for Wholesale Financing, dated as of
                    February 25, 2000, between the Registrant and Deutsche
                    Financial Services Corporation.
          10.31     Agreement for Inventory Financing, dated as of August 17,
                    1999, between the Registrant and IBM Credit Corporation.
          10.32     Amendment to Agreement for Inventory Financing, dated as of
                    February 25, 2000, between the Registrant and IBM Credit
                    Corporation.
          10.33     Guaranty, dated as of February 25, 2000, entered into by
                    PC Connection, Inc., PC Connection Sales of Massachusetts,
                    Inc., Merrimack Services Corp. and ComTeq Federal, Inc.,
                    in connection with the Amendment to Agreement for
                    Inventory Financing, dated as of February 25, 2000,
                    between the Registrant and IBM Credit Corporation.
          10.34     Agreement for Wholesale Financing, dated as of October 12,
                    1993, between ComTeq Federal, Inc. and IBM Credit
                    Corporation.
          10.35     Amendment to Agreement for Wholesale Financing, dated
                    as of December 23, 1999, between ComTeq Federal, Inc.
                    and IBM Credit Corporation.
          10.36     Amendment to Addendum to Agreement for Wholesale Financing,
                    dated as of December 23, 1999, between ComTeq Federal, Inc.
                    and IBM Credit Corporation.
          10.37     Amendment to Agreement for Wholesale Financing, dated
                    as of February 25, 2000, between ComTeq Federal, Inc. and
                    IBM Credit Corporation.
          10.38     Guaranty, dated as of February 25, 2000, entered into
                    by the Registrant, PC Connection, Inc., PC Connection
                    Sales of Massachusetts, Inc. and Merrimack Services Corp.,
                    in connection with the Amendment to Agreement for
                    Wholesale Financing, dated as of February 25, 2000,
                    between ComTeq Federal, Inc. and IBM Credit Corporation.
          10.39     Agreement for Wholesale Financing, dated as of February 25,
                    2000, between ComTeq Federal, Inc. and Deutsche Financial
                    Services Corporation.
          10.40     Guaranty, dated as of February 25, 2000, entered into by
                    PC Connection, Inc. in connection with the Agreement
                    for Wholesale Financing, dated as of February 25, 2000,
                    between ComTeq Federal, Inc. and Deutsche Financial
                    Services Corporation.
          10.41     Assignment of Lease Agreements, dated as of December 13,
                    1999, between Micro Warehouse, Inc. (assignor) and the
                    Registrant (assignee).
          10.42     Amended and Restated Credit Agreement, dated February 25,
                    2000, between PC Connection, Inc. the Lenders Party hereto and Citizens Bank of Massachusetts.
       ***23.1      Consent of Deloitte & Touche LLP.
          23.2      Consent of Deloitte & Touche LLP.
          27.1      Financial Data Schedule.

------------------------
* Incorporated by reference from the exhibits filed with the Company's registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.

** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.

*** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PC Connection, Inc.


Date: March 30, 2000                By:  /s/ Patricia Gallup
                                         -------------------
                                         Patricia Gallup, Chairman and CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Name                      Title                           Date
      ----                      -----                           ----


/s/ PETER J. BAXTER             Director                        March 30, 2000
---------------------------
Peter J. Baxter


/s/ DAVID BEFFA-NEGRINI         Director                        March 30, 2000
---------------------------
David Beffa-Negrini


/s/ PATRICIA GALLUP             CEO and Director                March 30, 2000
---------------------------     (Principal Executive Officer)
Patricia Gallup


/s/ DAVID HALL                  Vice Chairman and Director      March 30, 2000
---------------------------
David Hall


/s/ MARK A. GAVIN               Chief Financial Officer         March 30, 2000
---------------------------     (Principal Financial and
Mark A. Gavin                   Accounting Officer)


/s/ MARTIN C. MURRER            Director                        March 30, 2000
---------------------------
Martin C. Murrer


/s/ WAYNE L. WILSON             President and COO               March 30, 2000
---------------------------     (Principal Operating Officer)
Wayne L. Wilson

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

2. ACQUISITION OF SUBSIDIARY

On June 29, 1999, the Company acquired all of the outstanding stock of ComTeq Federal, Inc., a supplier of computer equipment and services to federal government agencies. The purchase price was $8.3 million, including acquisition costs and consisted of cash of $5.3 million and promissory notes aggregating $3 million. Total cash paid for ComTeq Federal Inc., net of cash acquired, was $3.2 million. The transaction has been accounted for by the purchase method, and accordingly, the results of operations for the period from June 29, 1999 to December 31, 1999 are included in the accompanying financial statements. The assets purchased and liabilities assumed have been recorded at their fair value at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair value of the net liabilities assumed has been recorded as goodwill (approximately $9.7 million). Such amount recorded at December 31, 1999 is subject to change pending final valuation of the net assets acquired. Goodwill will be amortized over a period of 15 years. The promissory notes are unsecured, bear interest at the prime rate less 0.5% and are scheduled to be repaid over a three year period. As of December 31, 1999, the short-term portion of the promissory notes was $1 million and the long-term portion was $2 million.

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

Reincorporation of the Company

Contemporaneous with the consummation of the Company's initial public offering, the Company was reincorporated in Delaware. All of the issued and outstanding shares of Series A Non-Voting Common Stock, $0.1 par value per share, and Series B Voting Common Stock, $.01 par value per share, of the New Hampshire corporation were converted into 11,798,793 shares of Common Stock, $.01 par value, of the Delaware corporation on a one-for-one basis, and the Series A and Series B shares were canceled. The effect of the conversion has been reflected in the Consolidated Statement of Changes in Stockholders' Equity for all periods presented.

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
                                         ==========    ==========    ==========

Substantially, all of the Company's net sales in 1999, 1998 and 1997 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 1999, 1998 and 1997. All of the Company's assets at December 31, 1999 and 1998 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. No single customer other than the federal government accounted for more than 1% of total net sales in 1999. Net sales to the federal government in 1999 were $81.4 million or 7.7% of total net sales. No single customer (including the federal government) accounted for more than 1% of total net sales in 1998 and 1997.

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