Form 10-K/A
period 1999-12-31
PC CONNECTION INC
filed 2000-04-05
CIK 1050377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-K/A
                                Amendment No. 2

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

       (1)10.26     Agreement for Wholesale Financing, dated as of March 25,
                    1998, between the Registrant and Deutsche Financial Services
                    Corporation.
       (1)10.27     Amendment to Agreement for Wholesale Financing, dated as
                    of March 25, 1998, between the Registrant and Deutsche
                    Financial Services Corporation.
       (1)10.28     Amendment to Agreement for Wholesale Financing, dated
                    as of November 5, 1999, between the Registrant and
                    Deutsche Financial Services Corporation.
       (1)10.29     Amendment to Agreement for Wholesale Financing, dated as
                    of February 25, 2000, between the Registrant and Deutsche
                    Financial Services Corporation.
       (1)10.30     Guaranty, dated as of February 25, 2000, entered into by
                    PC Connection, Inc. in connection with the Amendment to
                    Agreement for Wholesale Financing, dated as of
                    February 25, 2000, between the Registrant and Deutsche
                    Financial Services Corporation.
       (1)10.31     Agreement for Inventory Financing, dated as of August 17,
                    1999, between the Registrant and IBM Credit Corporation.
       (1)10.32     Amendment to Agreement for Inventory Financing, dated as of
                    February 25, 2000, between the Registrant and IBM Credit
                    Corporation.
       (1)10.33     Guaranty, dated as of February 25, 2000, entered into by
                    PC Connection, Inc., PC Connection Sales of Massachusetts,
                    Inc., Merrimack Services Corp. and ComTeq Federal, Inc.,
                    in connection with the Amendment to Agreement for
                    Inventory Financing, dated as of February 25, 2000,
                    between the Registrant and IBM Credit Corporation.
       (1)10.34     Agreement for Wholesale Financing, dated as of October 12,
                    1993, between ComTeq Federal, Inc. and IBM Credit
                    Corporation.
       (1)10.35     Amendment to Agreement for Wholesale Financing, dated
                    as of December 23, 1999, between ComTeq Federal, Inc.
                    and IBM Credit Corporation.
       (1)10.36     Amendment to Addendum to Agreement for Wholesale Financing,
                    dated as of December 23, 1999, between ComTeq Federal, Inc.
                    and IBM Credit Corporation.
       (1)10.37     Amendment to Agreement for Wholesale Financing, dated
                    as of February 25, 2000, between ComTeq Federal, Inc. and
                    IBM Credit Corporation.
       (1)10.38     Guaranty, dated as of February 25, 2000, entered into
                    by the Registrant, PC Connection, Inc., PC Connection
                    Sales of Massachusetts, Inc. and Merrimack Services Corp.,
                    in connection with the Amendment to Agreement for
                    Wholesale Financing, dated as of February 25, 2000,
                    between ComTeq Federal, Inc. and IBM Credit Corporation.
       (1)10.39     Agreement for Wholesale Financing, dated as of February 25,
                    2000, between ComTeq Federal, Inc. and Deutsche Financial
                    Services Corporation.
       (1)10.40     Guaranty, dated as of February 25, 2000, entered into by
                    PC Connection, Inc. in connection with the Agreement
                    for Wholesale Financing, dated as of February 25, 2000,
                    between ComTeq Federal, Inc. and Deutsche Financial
                    Services Corporation.
       (1)10.41     Assignment of Lease Agreements, dated as of December 13,
                    1999, between Micro Warehouse, Inc. (assignor) and the
                    Registrant (assignee).
       (1)10.42     Amended and Restated Credit Agreement, dated February 25,
                    2000, between PC Connection, Inc. the Lenders Party hereto and Citizens Bank of Massachusetts.
       ***23.1      Consent of Deloitte & Touche LLP.
          23.2      Consent of Deloitte & Touche LLP.
       (1)27.1      Financial Data Schedule.

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

(1)   Previously filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PC Connection, Inc.

Date: April 5, 2000                         By: /s/ Patricia Gallup
                                                ----------------------------
                                                Patricia Gallup, Chairman
                                                and CEO