Form 10-Q
period 2000-03-31
PC CONNECTION INC
filed 2000-05-12
CIK 1050377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                         COMMISSION FILE NUMBER 0-23827

                              PC CONNECTION, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            02-0513618
         --------                                            ----------
   (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

       730 MILFORD ROAD
   MERRIMACK, NEW HAMPSHIRE                                    03054
   ------------------------                                    -----
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          603) 423-2000
                                                            -------------

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 10, 2000 was 15,982,038.

                      PC CONNECTION, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

 PART I       FINANCIAL INFORMATION                                     PAGE
              ---------------------                                     ----



  Item 1     Financial Statements:
             Independent Accountants' Report...............................1
             Condensed Consolidated Balance Sheets -- March 31, 2000
               and December 31, 1999.......................................2
             Condensed Consolidated Statements of Income -- Three
               months ended March 31, 2000 and 1999........................3
             Condensed Consolidated Statement of Changes in
               Stockholders' Equity -- Three months ended
               March 31, 2000..............................................4
             Condensed Consolidated Statement of Cash Flows -- Three
               months ended March 31, 2000 and 1999 .......................5
             Notes to Condensed Consolidated Financial Statements..........6

  Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................10
  Item 3     Qualitative and Quantitative Disclosures About Market Risk...13

PART II      OTHER INFORMATION
             -----------------

  Item 1     Legal Proceedings............................................14
  Item 2     Changes in Securities and Use of Proceeds....................14
  Item 3     Defaults Upon Senior Securities..............................14
  Item 4     Submission of Matters to a Vote of Security Holders..........14
  Item 5     Other Information............................................14
  Item 6     Exhibits and Reports on Form 8-K.............................14

             SIGNATURES...................................................15
             ----------


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of PC Connection, Inc. and Subsidiaries
Merrimack, New Hampshire


We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Boston, Massachusetts
April 18, 2000

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                             MARCH 31,          December 31,
                                              2000                 1999
                                           (UNAUDITED)
                                           ---------------------------------

ASSETS
Current Assets:
   Cash and cash equivalents                 $ 27,023            $20,416
   Accounts receivable, net                   108,466             99,405
   Inventories-merchandise                     61,474             64,348
   Deferred income taxes                        1,882              1,991
   Prepaid expenses and other
      current assets                            3,454              4,651
                                              -------            -------
         TOTAL CURRENT ASSETS                 202,299            190,811
   Property and equipment, net                 24,523             23,126
   Other assets                                   523                169
   Goodwill                                    10,098              9,431
                                              -------            -------

         TOTAL ASSETS                        $237,443           $223,537
                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of capital lease
      obligation to affiliate                $    140           $    137
   Notes payable, current maturities            1,000              1,000
   Accounts payable                           112,042            105,547
   Accrued expenses and other liabilities      11,991             11,877
                                             --------           --------
         TOTAL CURRENT LIABILITIES            125,173            118,561
   Notes payable, less current maturities       2,000              2,000
   Capital lease obligation to affiliate        6,909              6,945
   Deferred taxes                               1,387              1,579
   Other liabilities                              200                229
                                             --------           --------
         TOTAL LIABILITIES                    135,669            129,314
                                             --------           --------



Stockholders' Equity:
   Common stock                                   158                158
   Additional paid-in capital                  59,059             58,627
   Retained earnings                           42,557             35,438
                                             --------            -------

         TOTAL STOCKHOLDERS' EQUITY           101,774             94,223
                                             --------            -------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY              $237,443           $223,537
                                             ========           ========

See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



THREE MONTHS ENDED MARCH 31,                           2000              1999
------------------------------                      -----------       ----------
 Net sales                                           $326,092          $224,979
 Cost of sales                                        285,462           197,913
                                                      -------           -------
      GROSS PROFIT                                     40,630            27,066


 Selling, general and administrative expenses          29,007            19,763
                                                       ------            ------
      INCOME FROM OPERATIONS                           11,623             7,303

 Interest expense                                        (340)             (266)
 Other, net                                               204                94
                                                       ------            ------
 Income before taxes                                   11,487             7,131
 Income taxes                                          (4,368)           (2,710)
                                                      -------           ------
      NET INCOME                                      $ 7,119           $ 4,421
                                                      =======           =======

Earnings per common share:

 Basic                                                $   .45           $   .28
                                                      =======           =======
 Diluted                                              $   .43           $   .28
                                                      =======           =======

========

See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



                                       COMMON STOCK
                                       ------------    ADDITIONAL     RETAINED
                                     SHARES  AMOUNT  PAID IN CAPITAL  EARNINGS   TOTAL
BALANCE, DECEMBER 31, 1999           15,767   $  158    $58,627      $35,438    $ 94,223

Exercise of stock options, including
          income tax benefits            30        -        384            -         384

Compensation under nonstatutory
  stock option agreements                 -        -         48            -          48

Net income                                -        -          -        7,119       7,119
                                     ------   ------    -------      -------      ------

BALANCE, MARCH 31, 2000              15,797   $  158    $59,059      $42,557    $101,774
                                     ======   ======    =======      =======    ========



See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                             (AMOUNTS IN THOUSANDS)

                                            THREE MONTHS ENDED MARCH 31,
                                                 2000           1999
                                            ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                   $7,119          $4,421
 Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
    Depreciation and amortization              1,479           1,137
    Deferred income taxes                       (141)          1,139
    Compensation under nonstatutory
      stock option agreements                     48              48
    Provision for doubtful accounts            2,457           1,509
    (Gain) loss on disposal of fixed assets      (21)             20
 Changes in assets and liabilities:
    Accounts receivable                      (11,018)         (6,510)
    Inventories                                2,874           7,900
    Prepaid expenses and other current
      assets                                   1,198            (283)
    Other non-current assets                    (354)              -
    Accounts payable                           6,648          (8,820)
    Accrued expenses and other liabilities       183          (2,550)
                                             -------        --------
 Net cash provided by (used for)
   operating activities                       10,472          (1,989)
                                              ------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment          (1,976)        (1,428)
 Proceeds from sale of property
    and equipment                                 74              3
 Purchase of a call center business           (2,158)             -
                                             -------        -------
 Net cash used for investing activities       (4,060)        (1,425)
                                             --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from short-term borrowings           77,741        142,420
 Repayment of short-term borrowings           (77,741)      (142,420)
 Repayment of capital lease obligation            (33)           (29)
 Issuance of stock upon exercise of
    nonstatutory stock options                    228            112
                                             --------       --------
 Net cash provided by financing activities        195             83
                                             --------       --------
 Increase (decrease) in cash and
    cash equivalents                            6,607         (3,331)
 Cash and cash equivalents,
    beginning of period                        20,416         11,910
                                             --------       --------
 Cash and cash equivalents, end of period    $ 27,023       $  8,579
                                             ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

 Interest paid                               $    181       $    258
 Income taxes paid                           $  4,197       $    268


See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION
----------------------------

The accompanying condensed consolidated financial statements of PC Connection, Inc. ("PCC" or the "Company") have been prepared in accordance with generally accepted accounting principles. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 (the "10-K/A Report") filed with the Securities and Exchange Commission ("SEC"). The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's 10-K/A Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three months ended March 31, 2000 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2000.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


NOTE 2-EARNINGS PER SHARE
-------------------------

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

The following table sets forth the computation of basic and diluted earnings per share:


THREE MONTHS ENDED MARCH 31,                             2000          1999
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
Numerator:
  Net income                                         $  7,119         $  4,421
                                                     ========         ========
Denominator:
  Denominator for basic earnings per share:
    Weighted average shares                            15,784           15,622
  Effect of dilutive securities:
    Employee stock options                                802              446
                                                     --------         --------
  Denominator for diluted earnings per share           16,586           16,068
                                                     ========         ========
  Earnings per share:
    Basic                                            $    .45         $    .28
                                                     ========         ========
    Diluted                                          $    .43         $    .28
                                                     ========         ========


The following stock options to purchase Common Stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2000 and 1999 because the effect of the options on the calculation would have been anti-dilutive:


                                                         THREE MONTHS ENDED
                                                        -------------------
MARCH 31, (AMOUNTS IN THOUSANDS)                        2000           1999
--------------------------------                        -------------------
   Anti-dilutive stock options                             178          834
                                                        =======      =======

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)


NOTE 3-REPORTING COMPREHENSIVE INCOME
-------------------------------------

SFAS No. 130, "Reporting Comprehensive Income" requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Based on the current financial structure and operations of the Company, the Company had no other components to be included in comprehensive income. Therefore, comprehensive income is the same as net income reported for the three months ended March 31, 2000 and 1999.


NOTE 4-RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
-----------------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.


NOTE 5-ACQUISITION
-------------------

On January 4, 2000, the Company acquired the Merisel Americas, Inc., call center in Marlborough, Massachusetts for approximately $2.2 million including acquisition costs. The Company acquired the assembled work force of Merisel, as well as its fixed assets; it also assumed its lease liabilities. The excess of the purchase price over the fair value of the assets acquired totaled approximately $1.3 million. Such excess will be amortized over a period of 15 years. Operating results of PC Connection would not have been materially different from those reported for the three months ended March 31, 1999 had the acquisition occurred on January 1, 1999.


NOTE 6-SEGMENT AND RELATED DISCLOSURES
--------------------------------------

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

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)


NOTE 6-SEGMENT AND RELATED DISCLOSURES-CONT'D.
----------------------------------------------

Net sales by platform, sales channel and product mix are presented below:



THREE MONTHS ENDED MARCH 31,
 (amounts in thousands)                       2000                1999
 ---------------------------------------------------------------------------
   Platform
   --------
      PC and  Multi Platform                 $285,927         $182,458
      Mac                                      40,165           42,521
                                             --------         --------
         Total                               $326,092         $224,979
                                             ========         ========
   Sales Channel
   -------------
      Corporate Outbound                     $236,551         $128,677
      Inbound Telesales                        65,462           84,267
      On-Line Internet                         24,079           12,035
                                             --------         --------
         Total                               $326,092         $224,979
                                             ========         ========
   Product Mix
   -----------
      Computer Systems and Memory            $170,470         $106,351
      Peripherals                              95,383           75,646
      Software                                 36,416           28,625
      Networking and Communications            23,823           14,357
                                             --------         --------
         Total                               $326,092         $224,979
                                             ========         ========


Substantially, all of the Company's net sales for the quarters ended March 31, 2000 and 1999 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of the Company's assets at March 31, 2000 and December 31, 1999 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. Except for the federal government, no single customer accounted for more than 2% of total net sales in the three months ended March 31, 2000 and 1999. Sales to the federal government accounted for $24.4 million, or 7.5% of total net sales for the three months ended March 31, 2000 and $3.9 million or 1.7% of total net sales for the three months ended March 31, 1999.


NOTE 7-SUBSEQUENT EVENTS
------------------------

PC Connection, Inc. announced on May 1, 2000 that the Board of Directors approved a three-for-two common stock split to be effected in the form of a 50% stock dividend. The dividend of one additional share of common stock for every two shares currently held by stockholders will be distributed on or about May 23, 2000 to the stockholders of record as of the close of business on May 12, 2000.

The stock dividend will increase the number of outstanding shares of the Company's common stock from 16.0 million to 23.9 million shares.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW
---------

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 7 under the caption "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 filed with the SEC, which are incorporated by reference herein. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

GENERAL
-------

The Company was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers ("PCs"). The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. The Company initially sought customers through advertising in magazines and the use of inbound toll-free telemarketing. Currently, the Company seeks to generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to the Company's catalogs and other advertising and (iii) the Company's Internet Web site.

The Company offers both PC compatible products and Mac personal computer compatible products. Reliance on Mac product sales has decreased over the last three years, from 23.0% of net sales in 1996 to 12.3% of net sales in the quarter ended March 31, 2000. The Company believes sales attributable to Mac products will continue to decrease as a percentage of net sales and may decline in dollar volume in future periods.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


RESULTS OF OPERATIONS
----------------------

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales.



THREE MONTHS ENDED MARCH 31,                            2000             1999
-------------------------------------------------------------------------------

    Net sales (in millions) .........................  $326.1         $225.0

    Net sales........................................   100.0%         100.0%
    Gross profit.....................................    12.5           12.0
    Selling, general and administrative expenses.....     8.9            8.8
    Income from operations...........................     3.6            3.3
    Interest expense.................................     0.1            0.1
    Income before income taxes.......................     3.5            3.2
    Income taxes.....................................     1.3            1.2
    Net income.......................................     2.2            2.0


The following table sets forth the Company's percentage of net sales by platform, sales channel, and product mix:


THREE MONTHS ENDED MARCH 31,                             2000           1999
------------------------------------------------------------------------------
    Platform
    --------
     PC and Multi-Platform...........................     88%             81%
     Mac.............................................     12              19
                                                         ---             ---
         Total.......................................    100%            100%
                                                         ===             ===
    Sales Channel
    -------------
     Corporate Outbound..............................     73%             57%
     Inbound Telesales...............................     20              37
     On-Line Internet................................      7               6
                                                         ---             ---
         Total.......................................    100%            100%
                                                         ===             ===

    Product Mix
    -----------
     Computer Systems and Memory.....................     52%             47%
     Peripherals.....................................     29              34
     Software........................................     11              13
     Networking and Communications...................      8               6
                                                         ---             ---
         Total.......................................    100%            100%
                                                         ===             ===

NET SALES increased $101.1 million, or 45%, to $326.1 million for the quarter ended March 31, 2000 from $225.0 million for the comparable period in 1999. Growth in net sales was primarily attributable to the continued expansion and increased productivity of the Company's outbound telemarketing group, continued growth in average order size, an increase in the number of catalog mailings and growth in the Company's Internet sales. Outbound sales increased $107.9 million, or 84%, to $236.6 million in the quarter ended March 31, 2000 from $128.7 million in the comparable period in 1999, reflecting the above-mentioned

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


RESULTS OF OPERATIONS-CONT'D.
-----------------------------

productivity increases in the outbound telemarketing group. Inbound sales decreased $18.8 million, or 22.3%, to $65.5 million in the quarter ended March 31, 2000 from $84.3 million in the comparable period in 1999. This decrease in inbound sales can be attributed to a shift in in-bound sales to those categorized as "Internet sales". Internet sales increased $12.0 million or 100%, to $24.1 million in the quarter ended March 31, 2000 from $12.0 million in the comparable period in 1999.

All of the Company's product categories experienced strong growth in the quarter ended March 31, 2000 over the comparable period in 1999, with sales of networking and communications products representing the Company's fastest growing product category with 66% growth in net sales over the first quarter of 1999. Management believes that this category will continue to grow substantially as its customers further upgrade their network and communications infrastructure. Sales of computer systems continued to be the largest product category. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $628 in the quarter ended March 31, 1999 to $926 in the quarter ended March 31, 2000. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they usually yield the lowest gross margin percentage.

GROSS PROFIT increased $13.5 million, or 49.8%, to $40.6 million for the quarter ended March 31, 2000 from $27.1 million for the comparable quarter in 1999. Gross profit margin as a percentage of net sales increased to 12.5% in the first quarter of 2000 from 12.0% in the first quarter of 1999. The margin improvement resulted from a continuing focus on solutions sales to business, government and educational customers, stable average selling prices, and the impact of various profitability improvement programs. The Company's profit margins are also influenced by, among other things, industry pricing and the relative mix of inbound, outbound, and on-line Internet sales. Generally, pricing in the computer and related products market is very aggressive and the Company intends to maintain prices at competitive levels. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin on such sales is generally lower than inbound sales. However, the gross profit dollar contribution per order is generally higher as average order sizes of orders to corporate accounts are usually larger. As stated in previous reports, the Company expects that its gross margin, as a percentage of sales may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $9.2 million, or 46.5%, to $29.0 million for the quarter ended March 31, 2000 from $19.8 million for the comparable quarter in 1999, and increased as a percentage of sales from 8.8% in the three months ended March 31, 1999 to 8.9% for the three months ended March 31, 2000. The percentage increase was primarily attributable to costs associated with the January 2000 acquisition of Merisel's Marlboro, MA call center.

INCOME FROM OPERATIONS increased $4.3 million, or 58.9%, to $11.6 million for the quarter ended March 31, 2000, from $7.3 million for the comparable period in 1999. Income from operations as a percentage of sales increased to 3.6% in the quarter ended March 31, 2000 from 3.3% in the comparable period in 1999 for the reasons discussed above.

INTEREST EXPENSE increased $74,000, or 27.8%, to $340,000 for the quarter ended March 31, 2000 from $266,000 for the comparable period in 1999. This increase in interest expense was due primarily to higher average outstanding borrowings in the three months ended March 31, 2000.

OTHER, NET increased $110,000, or 117.0% for the quarter ended March 31, 2000, from $94,000 for the comparable period in 1999. This increase was due primarily to higher interest income from investments.

INCOME TAXES for the quarter ended March 31, 2000 were $4.4 million, compared to $2.7 million for the comparable quarter in 1999. The effective tax rate was 38% for both quarters presented. Management believes that the corporate reorganization recently undertaken will not have a material impact on the Company's effective tax rate in the future.

NET INCOME for the quarter ended March 31, 2000 increased $2.7 million, or 61.4%, to $7.1 million from $4.4 million for the comparable period in 1999, principally as a result of the increase in operating income as described above.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. The Company believes that funds generated from operations, together with available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least through 2000. The Company's ability to continue funding its planned growth, both internally and externally, is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

At March 31, 2000, the Company had cash and cash equivalents of $27.0 million and working capital of $77.1 million. At December 31, 1999, the Company had cash and cash equivalents of $20.4 million and working capital of $72.3 million.

The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $50.0 million, which bears interest at various rates ranging from the prime rate (9.00% at March 31, 2000) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at March 31, 2000.

Net cash provided by operating activities was $10.5 million for the quarter ended March 31, 2000, as compared to $2.0 million net cash used in the comparable period in 1999. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Historically, accounts receivable has increased primarily due to an increase in open account purchases by commercial customers resulting from the Company's continued efforts to increase its sales to such customers. Cash flows from operations have improved in the period ended March 31, 2000 because of the Company's aggressive program in managing its inventory levels.

Capital expenditures were $2.0 million in the quarter ended March 31, 2000, as compared to $1.4 million in the comparable period in 1999. The majority of the capital expenditures for the respective 2000 and 1999 periods relate to computer hardware and software for the Company's management information systems. Total capital expenditures for the year ending December 31, 2000 are estimated to be $16.6 million.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
----------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

INFLATION
---------

The Company has historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. The Company does not expect inflation to have a significant impact on its business in the future.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION




ITEM 1 - LEGAL PROCEEDINGS
--------------------------

      Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

      Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

      Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      Not applicable.

ITEM 5 - OTHER INFORMATION
---------------------------

      Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)          EXHIBITS
                   --------
         Exhibit
         Number           Description
         ------           -----------

           27    Financial Data Schedule
           15    Letter on unaudited interim financial information
          10.43  Amendment, dated January 1, 1999, to the Lease Agreement between the Registrant and Gallup & Hall Partnership, dated
                 June 1, 1987, as amended, for property located in Marlow, New
                 Hampshire.

      (b) REPORTS ON FORM 8-K
          -------------------

          (i) The Company filed a current report on Form 8-K on January 3, 2000, due to the reorganization of the Company.

          (ii) The Company filed a current report on Form 8-K on May 8, 2000 due to the announcement of a three-for-two stock split of the Company's outstanding shares of Common Stock.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                 MARCH 31, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PC CONNECTION, INC.




May 12, 2000                        By:/s/  Wayne L. Wilson
                                       ------------------------------------
                                       Wayne L. Wilson
                                       President and Chief Operating Officer




May 12, 2000                        By:/s/  Mark A. Gavin


                                       ------------------------------------
                                       Mark A. Gavin, Senior Vice President
                                       of Finance and Chief Financial Officer