Form 10-K/A
period 1999-12-31
PC CONNECTION INC
filed 2000-08-01
CIK 1050377

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  Form 10-K/A
                                Amendment No. 3

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE COMMISSION

                      Commission File Number  0-23827

                           PC CONNECTION, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                 02-0497006
                  --------                                 ----------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

        Rt. 101A, 730 Milford Road
        Merrimack, New Hampshire.                             03054
        -------------------------                             -----
  (Address of principal executive offices)                  (Zip Code)


                                (603) 423-2000
                                --------------
              Registrant's telephone number, including area code

      -------------------------------------------------------------------
      Securities registered pursuant to Section 12(b) of the Act:  None

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

================================================================================

    This amendment deletes Items 6, 7, 7A, and 8 of Part II and Item 14 of Part IV of the Annual Report on Form 10-K as previously filed and substitutes in lieu thereof the information set forth below.



                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PC Connection, Inc.


Date:   August 1, 2000                    By: /s/ Patricia Gallup
                                             -------------------------------
                                             Patricia Gallup, Chairman and CEO

                                    PART II

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

                                                                                  Year Ended December 31,
                                                            ---------------------------------------------------------------------
                                                                 1999          1998        1997          1996          1995
                                                            ---------------------------------------------------------------------
                                                             (dollars in thousands, except per share and selected operating data)
Statement Of Operations Data:
  Net sales                                                 $ 1,056,704    $   732,370   $   550,575   $   333,322  $   252,217
  Cost of sales                                                 927,358        639,096       474,609       282,117      211,299
                                                            -----------    -----------   -----------   -----------  -----------
  Gross profit                                                  129,346         93,274        75,966        51,205       40,918
  Selling, general and administrative expenses                   91,405         68,521        56,596        43,739       38,373
  Additional stockholder/officer compensation/(1)/                    -          2,354        12,130         1,259            -
                                                            -----------    -----------   -----------   -----------  -----------
  Income from operations                                         37,941         22,399         7,240         6,207        2,545
  Interest expense                                               (1,392)          (415)       (1,355)       (1,269)      (1,296)
  Other, net                                                        116            565           (42)           70           62
                                                            -----------    -----------   -----------   -----------  -----------
  Income before income taxes                                     36,665         22,549         5,843         5,008        1,311
  Income tax provision/(2)/                                     (13,935)        (3,905)         (639)         (252)         (38)
                                                            -----------    -----------   -----------   -----------  -----------

  Net income                                                $    22,730    $    18,644   $     5,204   $     4,756  $     1,273
                                                            ===========    ===========   ===========   ===========  ===========

                                                                                 Pro Forma Data/(3)/

  Basic net income per share                                $      1.45    $       .91   $       .26
                                                            ===========    ===========   ===========
  Diluted net income per share                              $      1.41    $       .88   $       .25
                                                            ===========    ===========   ===========

Selected Operating Data:
  Active customers/(4)/                                         732,000        684,000       510,000       424,000      353,000
  Catalogs distributed                                       47,325,000     42,150,000    33,800,000    18,600,000   16,800,000
  Orders entered/(5)/                                         1,622,000      1,510,000     1,252,000       910,000      854,000
  Average order size/(5)/                                   $       781    $       580   $       524   $       453  $       346

                                                                                       December 31,
                                                            -----------------------------------------------------------------
                                                               1999             1998         1997         1996        1995
                                                            -----------------------------------------------------------------
                                                                                  (dollars in thousands)
Balance Sheet Data:
  Working capital                                           $    72,250      $  53,768     $  18,907   $  14,622    $  10,994
  Total assets                                                  223,537        164,510       105,442      77,358       49,661
  Short-term debt                                                 1,137            123        29,568      13,057        4,933
  Long-term debt (less current maturities):
    Capital lease obligations                                     6,945           7,081            -           -            -
    Term loan                                                         -               -        3,250       4,250        5,000
    Note payable                                                  2,000               -            -           -            -
  Total stockholders' equity                                     94,223          69,676       24,120      18,043       13,057

/(1)/ Represents amounts accrued or distributed in excess of aggregate annual base salaries approved by the Board of Directors and generally represents Company-related federal income tax obligations payable by the stockholders.
/(2)/ For all periods prior to March 6, 1998, the Company had been an S
      Corporation and, accordingly, had not been subject to federal income taxes.
/(3)/ The following pro forma adjustments have been made to the historical results of operations to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for 1998 and 1997:
      (i) Computation of income tax expense assuming an effective tax rate of approximately 39%. (See Note 9 to the financial statements.)
/(4)/ Represents estimates of all customers included in the Company's mailing list who have made a purchase within the last twelve month period.
/(5)/ Does not reflect cancellations or returns.

===============================================================================
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
===============================================================================

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

                                                                      Year Ended December 31,
                                                          --------------------------------------------
                                                            1999            1998            1997
                                                          --------------------------------------------
Net sales (in millions)                                   $1,056.7        $  732.4        $  550.6
                                                          ========        ========        ========

Net sales                                                    100.0%          100.0%          100.0%
Gross profit                                                  12.2            12.7            13.8
Selling, general and administrative expenses                   8.6             9.4            10.3
Additional stockholder/officer compensation                    0.0             0.3             2.2
Income from operations                                         3.6             3.1             1.3
Interest expense                                              (0.1)           (0.0)           (0.2)
Income before income taxes                                     3.5             3.1             1.0
Income taxes                                                   1.3            (0.5)           (0.1)
Net income                                                     2.2             2.6             0.9
Pro forma net income                                                           1.9             0.6

The following table sets forth the Company's percentage of net sales by platform, sales channel, and product mix:


                                                 Year Ended December 31,
                                                 -----------------------
                                                 1999      1998      1997
                                                 ----      ----      ----
   Platform
   --------
    PC and  Multi Platform                         85%       80%       80%
    Mac                                            15        20        20
                                                 ----      ----      ----
     Total                                        100%      100%      100%
                                                 ====      ====      ====
  Sales Channel
  -------------
    Corporate Outbound                             66%       53%       47%
    Inbound Telesales                              29        43        52
    On-Line Internet                                5         4         1
                                                 ----      ----      ----
     Total                                        100%      100%      100%
                                                 ====      ====      ====
  Product Mix
  -----------
    Computer Systems and Memory                    48%       44%       42%
    Peripherals                                    34        35        34
    Software                                       12        14        16
    Networking and Communications                   6         7         8
                                                 ----      ----      ----
     Total                                        100%      100%      100%
                                                 ====      ====      ====

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

Additional stockholder/officer compensation paid to the Company's two principal stockholders, who also serve as officers and directors, represents amounts accrued or distributed in excess of aggregate annual base salaries ($600,000 aggregate base salaries for 1998 and $480,000 for 1997) approved by the Board of Directors of the Company and generally represent Company-related federal income tax obligations payable by the stockholders. Effective upon the closing of the Offering, these stockholder/officers were paid annual base salaries aggregating $600,000. Additional stockholder/officer compensation decreased by $9.8 million, or 80.6%, to $2.4 million in 1998 from $12.1 million in 1997. This decrease is attributable to the Company's termination of its S Corporation status upon consummation of the Company's initial public offering (the "Offering"), which eliminated the need to make further distributions to the stockholder/officers for payment of Company-related federal income tax obligations.

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

The Company has experienced rapid growth in recent years and there is no
------------------------------------------------------------------------
assurance that it will be able to manage or sustain such growth.
---------------------------------------------------------------

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

The Company may not have sufficient distribution facilities to support future
-----------------------------------------------------------------------------
growth.
------

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

The Company could experience system failures which would interfere with its
---------------------------------------------------------------------------
ability to process orders.
-------------------------

The Company depends on the accuracy and proper use of its management information systems including its telephone system. Many of the Company's key functions depend on the quality and effective utilization of the information generated by its management information systems, including:

 . the Company's ability to manage inventory and accounts receivable collections;

 . the Company's ability to purchase, sell and ship products efficiently and on a timely basis; and

 .  the Company's ability to maintain operations.

Interruptions could result from natural disasters as well as power loss,
------------------------------------------------------------------------
telecommunications failure and similar events.
----------------------------------------------

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


The Company is exposed to inventory obsolescence due to the rapid technological
-------------------------------------------------------------------------------
changes occurring in the personal computer industry.
---------------------------------------------------

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

The Company acquires products for resale from a limited number of vendors; the
-----------------------------------------------------------------------------
loss of any one of these vendors could have a material adverse effect on its
----------------------------------------------------------------------------
business.
---------

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

The Company may experience a reduction in the incentive programs offered to it
------------------------------------------------------------------------------
by vendors.
----------

Some product manufacturers and distributors provide the Company with incentives such as supplier reimbursements, payment discounts, price protection, rebates and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:

 .  reduction or elimination of some of these incentive programs,

 .  more restrictive price protection and other terms; and

 .  in some cases, reduced advertising allowances and incentives.

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

The Company faces many competitive risks.
----------------------------------------

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

The Company faces and will continue to face significant and intense price
-------------------------------------------------------------------------
competition.
-----------

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

Privacy concerns with respect to list development and maintenance may
---------------------------------------------------------------------
materially adversely affect the Company's business.
--------------------------------------------------

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

The Company relies on the continued development of electronic commerce and
--------------------------------------------------------------------------
Internet infrastructure development.
-----------------------------------

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

The Company depends heavily on third-party shippers to deliver its products to
-------------------------------------------------------------------------------
customers.
---------

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

The Company may experience potential increases in shipping, paper and postage
------------------------------------------------------------------------------
costs, which may adversely effect its business if the Company were not able to
------------------------------------------------------------------------------
pass such increases on to its customers.
---------------------------------------

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

The Company may also experience quarterly fluctuations and seasonality which
-----------------------------------------------------------------------------
could impact its business.
-------------------------

Several factors have caused the Company's sales and results of operations to fluctuate, and the Company expects these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

 .  the condition of the personal computer industry in general;

 .  shifts in demand for hardware and software products;

 .  industry shipments of new products or upgrades;

 .  the timing of new merchandise and catalog offerings;

 .  fluctuations in response rates;

 . fluctuations in postage, paper, shipping and printing costs and in merchandise returns;

 .  adverse weather conditions that affect response, distribution or shipping;

 .  shifts in the timing of holidays; and

 .  changes in the Company's  product offerings.

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

The methods of distributing personal computers and related products are changing
--------------------------------------------------------------------------------
and such changes may negatively impact the Company and its business.
-------------------------------------------------------------------

The manner in which personal computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of the Company's vendors, including Apple, Compaq and IBM, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end-users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end-users could have a material adverse effect on the Company's results of operations.

The Company faces many uncertainties relating to the collection of state sales
------------------------------------------------------------------------------
or use tax.
----------

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

The Company is dependent on key personnel.
-----------------------------------------

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

The Company is controlled by two principal stockholders.
-------------------------------------------------------

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

===============================================================================
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
===============================================================================

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

===============================================================================
Item 8. Consolidated Financial Statements and Supplementary Data
===============================================================================

The information required by this Item is included in this Report beginning at page F-1.

                              PC CONNECTION, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                    Page
                                                                                                    ----
Report of Management.............................................................................    F-2
Independent Auditors' Report.....................................................................    F-3
Consolidated Balance Sheets as of December 31, 1999 and 1998.....................................    F-4
Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997..........    F-5
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31,
     1999, 1998, and 1997........................................................................    F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997......    F-7
Notes to Consolidated Financial Statements.......................................................    F-8

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

Deloitte & Touche LLP

Boston, Massachusetts
January 26, 2000

                              PC CONNECTION, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands, except per share data)


                                                              December 31,
                                                          -------------------
                                                             1999       1998
                                                             ----       ----
                    ASSETS

Current Assets:
  Cash and cash equivalents............................   $ 20,416   $ 11,910
  Accounts receivable, net.............................     99,405     58,890
  Inventories - merchandise............................     64,348     63,425
  Deferred income taxes................................      1,991      3,181
  Prepaid expenses and other current assets............      4,651      4,115
                                                          --------   --------
  Total current assets.................................    190,811    141,521
Property and equipment, net............................     23,126     22,675
Deferred income taxes..................................          -        314
Other assets...........................................        169          -
Goodwill...............................................      9,431          -
                                                          --------   --------
      Total Assets.....................................   $223,537   $164,510
                                                          ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of capital lease obligation
    to affiliate.......................................   $    137   $    123
  Current maturities of long-term debt.................      1,000          -
  Accounts payable.....................................    105,547     77,561
  Accrued expenses and other liabilities...............     11,877     10,069
                                                          --------   --------
      Total current liabilities........................    118,561     87,753
Notes payable, less current maturities.................      2,000          -
Capital lease obligation to affiliate,
 less current maturities...............................      6,945      7,081
Deferred taxes.........................................      1,579          -
Other liabilities......................................        229          -
                                                          --------   --------
      Total Liabilities................................    129,314     94,834
                                                          --------   --------
Commitments and Contingencies (Note 11)

Stockholders' Equity:
   Preferred Stock, $.01 par value, 7,500 shares
      authorized, 0 outstanding at December 31, 1999
      and December 31, 1998............................          -          -
   Common Stock, $.01 par value, 30,000 shares
      authorized, 15,767 and 15,605 issued and
      outstanding at December 31, 1999 and December 31,
      1998, respectively...............................        158        156
 Additional paid-in capital ...........................     58,627     56,812
 Retained earnings.....................................     35,438     12,708
                                                          --------   --------
     Total Stockholders' Equity........................     94,223     69,676
                                                          --------   --------
     Total Liabilities and Stockholders' Equity........   $223,537   $164,510
                                                          ========   ========


                See notes to consolidated financial statements.

                              PC CONNECTION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                 (amounts in thousands, except per share data)



                                                                              Years Ended December 31,
                                                                      -------------------------------------
                                                                          1999          1998          1997
                                                                      -----------    ----------   ---------
Net sales..................................................          $  1,056,704    $  732,370   $ 550,575
Cost of sales..............................................               927,358       639,096     474,609
                                                                      -----------    ----------   ---------
  Gross Profit.............................................               129,346        93,274      75,966
Selling, general and administrative expenses...............                91,405        68,521      56,596
Additional stockholder/officer compensation................                     -         2,354      12,130
                                                                      -----------    ----------   ---------
  Income from operations...................................                37,941        22,399       7,240
Interest expense...........................................                (1,392)         (415)     (1,355)
Other, net.................................................                   116           565         (42)
                                                                      -----------    ----------   ---------
Income before taxes........................................                36,665        22,549       5,843
Income taxes...............................................               (13,935)       (3,905)       (639)
                                                                      -----------    ----------   ---------
  Net income...............................................           $    22,730    $   18,644   $   5,204
                                                                      ===========    ==========   =========

Earnings per common share:
  Basic....................................................           $      1.45
                                                                      ===========
  Diluted..................................................           $      1.41
                                                                      ===========

Pro forma data:
 Historical income before income taxes.....................                          $   22,549   $   5,843
 Pro forma income taxes....................................                              (8,721)     (2,279)
                                                                                     ----------   ---------
 Pro forma net income......................................                          $   13,828   $   3,564
                                                                                     ==========   =========
 Pro forma basic net income per share......................                          $      .91   $     .26
                                                                                     ==========   =========
 Pro forma diluted net income per share....................                          $      .88   $     .25
                                                                                     ==========   =========


                See notes to consolidated financial statements.

                              PC CONNECTION, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            (amounts in thousands)


                                                                                  Additional
                                                             Common Stock          Paid-In          Retained
                                                             ------------
                                                            Shares    Amount       Capital          Earnings        Total
                                                            ------    ------       -------          --------        -----
Balance, January 1, 1997............................        11,799    $  118      $  3,224          $ 14,701       $ 18,043

Compensation under nonstatutory stock
  option agreements.................................             -         -           873                 -            873

Net Income..........................................             -         -             -             5,204          5,204
                                                         ---------    ------      --------          --------       --------
Balance, December 31, 1997..........................        11,799       118         4,097            19,905         24,120
                                                         ---------    ------      --------          --------       --------
Net proceeds from initial public offering...........         3,594        36        57,217                 -         57,253

Dividend............................................             -         -        (7,196)          (25,841)       (33,037)

Exercise of stock options, including
  income tax benefits...............................           212         2         1,397                 -          1,399

Compensation under nonstatutory
  stock option agreements...........................             -         -         1,297                 -          1,297

Net income..........................................             -         -             -            18,644         18,644
                                                         ---------    ------      --------          --------       --------
Balance, December 31, 1998..........................        15,605       156        56,812            12,708         69,676
                                                         ---------    ------      --------          --------       --------

Exercise of stock options, including
  income tax benefits...............................           117         1         1,183                 -          1,184

Issuance of stock under employee
  stock purchase plan...............................            45         1           470                 -            471

Compensation under nonstatutory
  stock option agreements...........................             -         -           162                 -            162

Net income..........................................             -         -             -            22,730         22,730
                                                         ---------    ------      --------          --------       --------
Balance, December 31, 1999..........................        15,767    $  158      $ 58,627          $ 35,438       $ 94,223
                                                         =========    ======      ========          =========      ========


                See notes to consolidated financial statements.

                              PC CONNECTION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (amounts in thousands)

                                                                               Years Ended December 31,
                                                                      ----------------------------------------
                                                                          1999           1998           1997
                                                                      -----------    -----------    ----------
Cash Flows from Operating Activities:

  Net income...................................................       $  22,730      $   18,644     $   5,204
  Adjustments to reconcile net income to net cash provided
   by (used for) operating activities:
    Depreciation and amortization..............................           5,334           2,866         3,660
    Deferred income taxes......................................           2,523          (1,945)         (154)
    Compensation under nonstatutory stock option agreements....             162           1,297           873
    Provision for doubtful accounts............................           6,821           6,296         3,339
    Loss on disposal of fixed assets...........................             159               -            54
  Changes in assets and liabilities:
    Accounts receivable........................................         (42,795)        (35,265)      (10,097)
    Inventories................................................            (305)            295       (19,301)
    Prepaid expenses and other current assets..................            (504)         (1,910)         (483)
    Accounts payable...........................................          19,945          39,387         1,269
    Amounts payable to stockholders............................               -          (1,185)        1,185
    Accrued expenses and other liabilities.....................           1,969             926         4,042
                                                                      ---------      ----------     --------
  Net cash provided by (used for) operating activities.........          16,039          29,406      (10,409)
                                                                      ---------      ----------     --------
Cash Flows from Investing Activities:

  Purchases of property and equipment..........................          (7,653)         (9,922)      (4,528)
  Proceeds from sale of property and equipment.................           2,155              58           22
  Payment for purchase of ComTeq, net of cash acquired.........          (3,198)              -            -
                                                                      ---------      ----------     --------
  Net cash used for investing activities.......................          (8,696)         (9,864)      (4,506)
                                                                      ---------      ----------     --------

Cash Flows from Financing Activities:

  Proceeds from short-term borrowings..........................         442,731         160,098      178,362
  Repayment of short-term borrowings...........................        (442,731)       (188,416)    (162,351)
  Repayment of term loan.......................................               -          (4,500)        (500)
  Repayment of capital lease obligation to affiliate...........            (122)            (11)           -
  Issuance of stock upon exercise of stock options.............             814             223            -
  Issuance of stock under Employee Stock Purchase Plan.........             471               -            -
  Net proceeds from initial public offering....................               -          57,253            -
  Payment of dividend..........................................               -         (33,037)           -
                                                                     ----------      ----------     --------
  Net cash provided by (used for) financing activities.........           1,163          (8,390)      15,511
                                                                     ----------      ----------     --------

  Increase in cash and cash equivalents........................           8,506          11,152          596
  Cash and cash equivalents, beginning of period...............          11,910             758          162
                                                                     ----------      ----------     --------
  Cash and cash equivalents, end of period.....................      $   20,416      $   11,910     $    758
                                                                     ==========      ==========     ========

Supplemental Cash Flow Information:

  Interest paid................................................      $    1,398      $      497     $  1,334
  Income taxes paid............................................           9,374           7,275          550

Non-cash Activities:

  Issuance of notes payable in connection with
    acquisition of subsidiary..................................      $    3,000      $        -     $      -
  Assets acquired under capital lease..........................               -           7,215            -

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

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table sets forth the computation of basis and diluted earnings per share:


                                                                 Pro Forma
                                                                 ---------
(amounts in thousands, except per share data)       1999      1998        1997
                                                    ----      ----        ----
Numerator:
  Net income                                      $ 22,730  $13,828     $ 3,564
Denominator:
  Denominator for basic earnings per share:
    Weighted average shares                         15,650   14,849      11,799
    Weighted average shares required to
      pay stockholder dividend                           -      316       2,062
                                                  --------  -------     -------
  Denominator for basic earnings per share          15,650   15,165      13,861
                                                  --------  -------     -------
Effect of dilutive securities:
    Employee stock options                             461      504         383
                                                  --------  -------     -------
Denominator for diluted earnings per share          16,111   15,669      14,244
                                                  ========  =======     =======
Earnings per share:
  Basic                                           $   1.45  $   .91     $   .26
                                                  ========  =======     =======
  Diluted                                         $   1.41  $   .88     $   .25
                                                  ========  =======     =======

                              PC CONNECTION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The above pro forma adjustments have been made to the historical results of operations for the period from January 1 through March 5, 1998 and the year ended December 31, 1997 to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation.

     (i) Computation of income tax expense assuming an effective tax rate of approximately 39%. (See Note 9)


The following stock options to purchase Common Stock were excluded from the computation of diluted earnings per share for years ended December 31, 1999, 1998, and 1997 because the effect of the options on the calculation would have been anti-dilutive:

                                                   1999     1998      1997
                                                   ----     ----      ----
   Anti-dilutive stock options                        -       78         -


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

2. ACQUISITION OF SUBSIDIARY

On June 29, 1999, the Company acquired all of the outstanding stock of ComTeq Federal, Inc., a supplier of computer equipment and services to federal government agencies. The purchase price was $8.3 million, including acquisition costs and consisted of cash of $5.3 million and promissory notes aggregating $3 million. Total cash paid for ComTeq Federal Inc., net of cash acquired, was $3.2 million. The transaction has been accounted for by the purchase method, and accordingly, the results of operations for the period from June 29, 1999 to December 31, 1999 are included in the accompanying financial statements. The assets purchased and liabilities assumed have been recorded at their fair value at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair value of the liabilities assumed has been recorded as goodwill (approximately $9.7 million). Such amount recorded at December 31, 1999 is subject to change pending final valuation of the net assets acquired. Goodwill will be amortized over a period of 15 years. The promissory notes are unsecured, bear interest at the prime rate less 0.5% and are scheduled to be repaid over a three year period. As of December 31, 1999, the short-term portion of the promissory notes was $1 million and the long-term portion was $2 million.

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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


3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                       December 31,
                                                 ----------------------
                                                   1999          1998
                                                 --------      --------
Trade.........................................   $ 96,981      $ 47,667
Co-op advertising.............................      2,965         6,131
Vendor returns, rebates and other.............      7,109        14,243
                                                 --------      --------
Total.........................................    107,055        68,041
Less allowances for:
     Sales returns............................     (3,717)       (4,030)
     Doubtful accounts........................     (3,933)       (5,121)
                                                 --------      --------
Accounts receivable, net......................   $ 99,405      $ 58,890
                                                 ========      ========

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                       December 31,
                                                    ------------------
                                                      1999      1998
                                                    --------  --------
Facilities under capital lease....................  $  7,215  $  7,215
Leasehold improvements............................     5,337     5,225
Furniture and equipment...........................    22,923    22,484
Computer software, including licenses
  and internally-developed software...............    10,749     7,873
Automobiles.......................................       224       192
                                                    --------  --------
     Total........................................    46,448    42,989
Less accumulated depreciation and amortization....   (23,322)  (20,314)
                                                    --------  --------
Property and equipment, net.......................  $ 23,126  $ 22,675
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

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Certain information with respect to short-term borrowings were as follows:

                             Weighted Average  Maximum Amount  Average Amount
                               Interest Rate     Outstanding     Outstanding
                               -------------     -----------     -----------
Year ended December 31,
     1999.........................  7.4%           $29,543         $4,497
     1998.........................  8.2             28,307          4,145
     1997.........................  8.6             31,890          9,458

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

Future aggregate minimum annual lease payments under this lease at December 31, 1999 are as follows:


   Year Ending December 31                                   Payments
   -----------------------                                   --------
   2000..................................................    $   911
   2001..................................................        911
   2002..................................................        911
   2003..................................................        921
   2004..................................................      1,025
   2005 and thereafter...................................      9,714
                                                             -------
   Total minimum payments (excluding taxes,
     maintenance and insurance)..........................     14,393
   Less amount representing interest.....................     (7,311)
                                                             -------
   Present value of minimum lease payments...............      7,082
   Less current maturities...............................       (137)
                                                             -------
   Long-term portion.....................................    $ 6,945
                                                             =======

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Information regarding the 1993 and 1997 Plans is as follows:

                                                         Weighted
                                                         Average    Weighted
                                            Option       Exercise   Average
                                            Shares        Price    Fair Value
                                            ------       --------  ----------
Outstanding, January 1, 1997..........       589,940        1.89
      Granted.........................       504,070        4.97      4.22
Outstanding, December 31, 1997........     1,094,010        3.31
      Granted.........................       780,363       17.77      8.11
      Exercised.......................      (212,648)       1.05
      Forfeited.......................       (56,155)       7.66
                                           ---------
Outstanding, December 31, 1998........     1,605,570       10.53
                                           ---------
      Granted.........................       476,555       15.54      6.44
      Exercised.......................      (117,269)       6.93
      Forfeited.......................       (83,116)      13.53
                                           ---------
Outstanding, December 31, 1999........     1,881,740       11.89
                                           =========

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

The following table summarizes the status of outstanding stock options as of December 31, 1999:


                          Options Outstanding             Options Exercisable
                   ------------------------------------  ----------------------
                             Weighted
                             Average       Weighted                 Weighted
    Exercise        No. of    Remaining     Average      No. of     Average
  Price Range       Shares  Life (Years) Exercise Price  Shares  Exercise Price
  -----------       ------  -----------  --------------  ------  --------------
     $.76          278,798      4.64        $    .76     272,244     $   .76
 $ .76 - $ 3.81    177,485      6.61            3.12     170,931        3.10
    $ 5.72         222,994      6.53            5.72     167,930        5.72
    $13.38         275,525      9.73           13.38           0           0
    $17.50         804,188      7.34           17.50     240,042       17.50
$17.75 - $19.38     65,250      8.47           18.68      11,375       18.47
    $19.75           5,000      8.61           19.75       1,250       19.75
    $22.00          27,500      9.03           22.00           0           0
    $24.75          20,000      8.63           24.75       5,000       24.75
    $30.50           5,000      9.98           30.50           0           0
                 ---------     -----        --------    --------     -------
$ .76 - $30.50   1,881,740      7.21        $  11.89     868,772     $  7.20
===============  =========     =====        ========    ========     =======

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense for options awarded under the Plans in 1999, 1998 and 1997, has been recognized using the intrinsic value method.

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

                                                            PRO FORMA
                                                            ---------
                                                       1999     1998     1997
                                                       ----     ----     ----
 Net income, as reported                             $22,730  $13,828   $3,564
 Net income, under SFAS No. 123                       21,511   12,979    3,498
 Diluted net income per share, as reported              1.41      .88      .25
 Diluted net income per share, under SFAS No. 123       1.33      .83      .25


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

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The 1999 and 1998 provision for income taxes and unaudited 1998 and 1997 pro forma provision for income taxes consisted of the following:

                                                                     Years Ended December 31,
                                                                                  (Pro Forma)(pro Forma)
                                                               1999      1998        1998        1997
                                                               ----      ----        ----        ----
Paid or currently payable:
--------------------------
 Federal ................................................  $ 10,373   $ 6,390     $ 7,706     $ 9,214
 State ..................................................     1,409       842         766         793
                                                           --------   -------     -------     -------
    Total current........................................    11,782     7,232       8,472      10,007
                                                           --------   -------     -------     -------
 Deferred:
 Recognition of deferred tax asset upon termination of
    S Corporation election...............................         -    (4,200)          -           -
 Federal ................................................     1,983       795       1,054      (2,890)
 State...................................................       170        78         105        (154)
                                                           --------   -------     -------     -------
    Net deferred.........................................     2,153    (3,327)      1,159      (3,044)
                                                           --------   -------     -------     -------
    Net provision........................................  $ 13,935   $ 3,905     $ 9,631     $ 6,963
                                                           ========   =======     =======     =======

The components of the deferred taxes at December 31, 1999 and 1998 are as follows:

                                                               1999     1998
                                                               ----     ----
Current:
--------
 Provisions for doubtful accounts .....................     $ 1,456  $ 2,197
 Inventory costs capitalized for tax purposes..........         519      517
 Inventory and sales returns reserves .................       1,221    1,365
 Deductible expenses, primarily employee-benefit
 related...............................................         114      421
 Other liabilities ....................................      (1,319)  (1,319)
                                                            -------  -------
    Net deferred tax assets............................       1,991    3,181
                                                            =======  =======

Non-Current:
------------
 Compensation under non-statutory stock option agreements..........         670      709
 Accumulated depreciation .........................................      (2,249)    (395)
                                                                        -------  -------
    Net deferred tax asset (liability).............................      (1,579)     314
                                                                        -------  -------
 Net deferred tax asset............................................     $   412  $ 3,495
                                                                        =======  =======

The reconciliation of the Company's 1999 and 1998 income tax provision and its 1998 and 1997 unaudited pro forma income tax provision to the statutory federal tax rate is as follows:

                                                                                       (Pro Forma)(pro Forma)
                                                                           1999    1998     1998     1997
                                                                           ----    ----     ----     ----
 Statutory tax rate.....................................................   35.0%   35.0%    35.0%    35.0%
 Recognition of deferred tax asset upon termination of
      S Corporation election............................................      -   (18.6)       -        -
 1998 S Corporation income not subject to federal income
      taxes.............................................................      -    (2.8)       -        -
 State income taxes, net of federal benefit.............................    2.6     2.6      2.6      2.6
 Nondeductible expenses ................................................    0.2     0.2      0.2      0.2
 Other - net ...........................................................    0.2     0.9      0.9      1.2
                                                                           ----    ------   ----     ----
      Effective income tax rate.........................................   38.0%   17.3%    38.7%    39.0%
                                                                           ====    ====     ====     ====

10.  EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 1999, 1998 or 1997. The Company made matching contributions to the employee savings element of the plan of approximately $317 thousand, $361 thousand, and $171 thousand in 1999, 1998 and 1997,respectively.

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

In addition, the Company leases office, warehouse facilities and equipment from unrelated parties with remaining terms of one to four years.

Future aggregate minimum annual lease payments under these leases at December 31, 1999 are as follows:

     Year Ending December 31        Related Parties    Others        Total
     -----------------------        ---------------    ------       ------
     2000...........................    $ 151          $2,490       $2,641
     2001...........................      151           1,700        1,851
     2002...........................      121           1,471        1,592
     2003...........................      106             155          261
     2004...........................      106               -          106
     2004 and thereafter............      371               -          371

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

                                                           Year Ended December 31
                                                           ----------------------
                                                         1999      1998       1997
                                                         ----      ----       ----
     Revenue:

      Sales of various products......................   $   1     $  13     $   38
      Sales of services to affiliated companies......     332         -          -
      Sales of property and equipment:
       Net book value................................       -         -        (14)
       Proceeds......................................       -         -         16

     Costs:
      Purchase of services from affiliated
       companies.....................................       6         2      1,280

13. SEGMENT AND RELATED DISCLOSURES

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements.

                        PC CONNECTION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

Net sales by platform, sales channel, and product mix are presented below:


                                       Year Ended December 31,
                                       -----------------------
                                      1999       1998      1997
                                      ----       ----      ----
 Platform
 --------
  PC and Multi Platform            $  895,412  $587,100 $ 439,286
  Mac                                 161,292   145,270   111,289
                                   ----------  -------- ---------
   Total                           $1,056,704  $732,370 $ 550,575
                                   ==========  ======== =========
 Sales Channel
 -------------
  Corporate Outbound               $  694,924  $390,922 $ 257,215
  Inbound Telesales                   303,707   312,356   288,113
  On-Line Internet                     58,073    29,092     5,247
                                   ----------  -------- ---------
   Total                           $1,056,704  $732,370 $ 550,575
                                   ==========  ======== =========
 Product Mix
 -----------
  Computer Systems and Memory      $  502,530  $319,759 $ 232,343
  Peripherals                         356,216   252,966   188,847
  Software                            129,944   102,451    86,991
  Networking and Communications        68,014    57,194    42,394
                                   ----------  -------- ---------
   Total                           $1,056,704  $732,370  $550,575
                                   ==========  ======== =========

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

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


14.SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 1998. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See "Factors That May Affect Future Results and Financial Condition - Historical Net Losses; Variability of Quarterly Results.''


                                                                           Quarters Ended
                                                       -------------------------------------------------------
                                                         March 31,    June 30,       Sept. 30,      Dec. 31,
                                                           1999         1999           1999           1999
                                                       -------------------------------------------------------
                                                                 (in thousands, except per share data)

Net sales                                              $ 224,979     $ 231,833      $  282,103     $  317,789
Cost of sales                                            197,913       204,034         247,651        277,760
                                                       ---------     ---------      ----------     ----------
   Gross profit                                           27,066        27,799          34,452         40,029
Selling, general and administrative expenses              19,763        20,040          24,333         27,269
                                                       ---------     ---------      ----------     ----------
   Income from operations                                  7,303         7,759          10,119         12,760
Interest expense                                            (266)         (276)           (449)          (401)
Other, net                                                    94            47              32            (57)
                                                       ---------     ---------      ----------     ----------
Income before income taxes                                 7,131         7,530           9,702         12,302
Income tax provision /(1)/                                (2,710)       (2,862)         (3,687)        (4,676)
                                                       ---------     ---------      ----------     ----------
   Net Income                                          $   4,421     $   4,668      $    6,015     $    7,626
                                                       =========     =========      ==========     ==========

Weighted average common shares outstanding:
 Basic                                                 $  15,622     $  15,627      $   15,651     $   15,697
                                                       =========     =========      ==========     ==========
 Diluted                                               $  16,068     $  16,061      $   16,078     $   16,455
                                                       =========     =========      ==========     ==========

Earnings per common share:
 Basic                                                 $     .28     $     .30      $      .39     $      .48
                                                       =========     =========      ==========     ==========
 Diluted                                               $     .28     $     .29      $      .37     $      .47
                                                       =========     =========      ==========     ==========
                                                                           Quarters Ended
                                                       -------------------------------------------------------
                                                         March 31,    June 30,       Sept. 30,      Dec. 31
                                                           1998         1998           1998           1998
                                                       -------------------------------------------------------
                                                                 (in thousands, except per share data)

Net sales                                              $ 168,643     $ 174,349      $  169,089     $  220,289
Cost of sales                                            146,694       151,768         147,837        192,797
                                                       ---------     ---------      ----------     ----------
   Gross profit                                           21,949        22,581          21,252         27,492
Selling, general and administrative expenses              16,858        16,042          16,317         19,304
Additional stockholder/officer compensation                2,354             -               -              -
                                                       ---------     ---------      ----------     ----------
   Income from operations                                  2,737         6,539           4,935          8,188
Interest expense                                            (206)          (51)            (10)          (148)
Other, net                                                    86           213             233             33
                                                       ---------     ---------      ----------     ----------
Income before income taxes                                 2,617         6,701           5,158          8,073
Income tax benefit (provision) /(1)/                       3,788        (2,613)         (2,012)        (3,068)
                                                       ---------     ---------      ----------     ----------
   Net Income                                          $   6,405     $   4,088      $    3,146     $    5,005
                                                       =========     =========      ==========     ==========

Weighted average common shares outstanding:
 Basic                                                                  15,414          15,443         15,548
                                                                     =========      ==========     ==========
 Diluted                                                                15,938          16,000         15,963
                                                                     =========      ==========     ==========
Earnings per common share:
 Basic                                                               $     .27      $      .20     $      .33
                                                                     =========      ==========     ==========
 Diluted                                                             $     .26      $      .20     $      .32
                                                                     =========      ==========     ==========

                              PC CONNECTION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Pro forma data:

Historical income before income taxes                $ 2,617
Pro forma income taxes                                (1,020)
                                                     -------
Pro forma net income /(2)/                           $ 1,597
                                                     =======
Pro forma weighted average shares outstanding:
 Basic                                                14,236
                                                      ======
 Diluted                                              14,835
                                                      ======

Pro forma earnings per share:
 Basic                                               $   .11
                                                     =======
 Diluted                                             $   .11
                                                     =======


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

(2) Pro forma net income is determined by (i) by eliminating the actual income tax provision and adding a provision for Federal and state income taxes that would have been payable by the Company if taxed under Subchapter C of the Code for all periods prior to March 6, 1998.


15.SUBSEQUENT EVENTS

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

                              PART IV

------------------------------------------------------------------------------
Item 14. Exhibits, Consolidated Financial Statements, Schedule, and Reports on Form 8-K
------------------------------------------------------------------------------

(a)  List of Documents Filed as Part of This Report:

     (1) Consolidated Financial Statements

         The consolidated financial statements listed below are included in this document.


              Consolidated Financial Statements                  Page References
              ---------------------------------                  ---------------

         Report of Management.......................................    F-2
         Independent Auditors' Report...............................    F-3
         Consolidated Balance Sheets................................    F-4
         Consolidated Statements of Income..........................    F-5
         Consolidated Statement of Changes in Stockholders'
         Equity.....................................................    F-6
         Consolidated Statements of Cash Flows......................    F-7
         Notes to Consolidated Financial Statements.................    F-8


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

(c)  Exhibits

     The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.


                            EXHIBIT INDEX

     Exhibit                                                                          Page Reference
     -------                                                                          --------------
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

    *10.6     Lease between the Registrant and Gallup & Hall partnership, dated June
              1, 1987, as amended, for property located in Marlow, New
              Hampshire.
    *10.7     Lease between the Registrant and Gallup & Hall partnership, dated
              July 22, 1998, for property located at 450 Marlboro Street, Keene,
              New Hampshire.
    *10.9     Lease between the Registrant and Century Park, LLC, dated October
              1, 1997 for property located at Route 111, Hudson, New Hampshire.
    *10.10    Amended and Restated Lease between the Registrant and G&H Post,
              LLC, dated December 29, 1997 for property located at Route 101A,
              Merrimack, New Hampshire.
    *10.11    Sublease between the Registrant and ABX Air Inc., dated June 7,
              1995, for property located at 2870 Old State Route 73, Wilmington,
              Ohio.
    *10.12    Employment Agreement between the Registrant and Wayne L. Wilson, dated August 16, 1995.
    *10.13    Employment Agreement between the Registrant and Robert F. Wilkins, dated December 23, 1995.
    *10.15    Letter Agreement between the Registrant and Airborne Freight
              Corporation D/B/A "Airborne Express," dated April 30, 1990, as amended.
    *10.16    Agreement between the Registrant and Ingram Micro, Inc., dated
              October 30, 1997, as amended.
    *10.18    Employment Agreement, dated as of January 1, 1998, between the
              Registrant and Patricia Gallup.
    *10.19    Employment Agreement, dated as of January 1, 1998, between the
              Registrant and David Hall.
    *10.20    Form of Registration Rights Agreement among the Registrant,
              Patricia Gallup, David Hall and the 1998 PC Connection Voting
              Trust.
   **10.21    Amendment No. 1 to Amended and Restated Lease between the
              Registrant and G&H Post, LLC, dated December 29, 1998 for
              property located at Route 101A,Merrimack, New Hampshire.
   **10.22    Lease between Registrant and Dover Mills, LLC, dated August 1,
              1998 for property located at Cocheco Falls Millworks, Dover,
              New Hampshire.
   **10.23    Amended Lease Agreement between the Registrant and Dover Mills,
              LLC, dated August 1, 1998.
   **10.24    Employment Agreement between the Registrant and John L. Bomba, dated March 28,1997.
   **10.25    Employment Agreement between the Registrant and Mark A. Gavin, dated February 5, 1998.
   (1)10.26   Agreement for Wholesale Financing, dated as of March 25, 1998, between the Registrant and Deutsche Financial Services
              Corporation.
   (1)10.27   Amendment to Agreement for Wholesale Financing, dated as of
              March 25, 1998, between the Registrant and Deutsche Financial
              Services Corporation.
   (1)10.28   Amendment to Agreement for Wholesale Financing, dated as of
              November 5, 1999, between the Registrant and Deutsche Financial
              Services Corporation.
   (1)10.29   Amendment to Agreement for Wholesale Financing, dated as of
              February 25, 2000 between the Registrant and Deutsche Financial
              Services Corporation.
   (1)10.30   Guaranty, dated as of February 25, 2000, entered into by PC
              Connection, Inc. in connection with the Amendment to
              Agreement for Wholesale Financing, dated as of February 25,
              2000, between the Registrant and Deutsche Financial Services
              Corporation.
   (1)10.31   Agreement for Inventory Financing, dated as of August 17, 1999, between the Registrant and IBM Credit Corporation.
   (1)10.32   Amendment to Agreement for Inventory Financing, dated as of
              February 25, 2000, between the Registrant and IBM Credit
              Corporation.
   (1)10.33   Guaranty, dated as of February 25, 2000, entered into by PC
              Connection, Inc., PC Connection Sales of Massachusetts, Inc.
              Merrimack Services Corp. and ComTeq Federal, Inc., in connection with the Amendment to Agreement for Inventory Financing, dated as of February 25, 2000, between the Registrant and IBM Credit
              Corporation.
   (1)10.34   Agreement for Wholesale Financing, dated as of October 12, 1993, between ComTeq Federal, Inc. and IBM Credit Corporation.

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

 (1)10.41 Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee).

 (1)10.42 Amended and Restated Credit Agreement, dated February 25, 2000, between PC Connection, Inc., the Lenders Party hereto and Citizens Bank of Massachusetts.

 ***23.1    Consent of Deloitte & Touche LLP
****23.2    Consent of Deloitte & Touche LLP
    23.3    Consent of Deloitte & Touche LLP
 (1)27.1    Financial Data Schedule.
--------------------
* Incorporated by reference from the exhibits filed with the Company's registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.

** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.

*** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 30, 2000.

**** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K Amendment No. 2, File Number 0-23827, filed on April 5, 2000.

 (1)  Previously filed.