Form 10-Q
period 2000-06-30
PC CONNECTION INC
filed 2000-08-10
CIK 1050377

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2000

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



                  YES  X                NO
                     --------             --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of July 27, 2000 was 24,141,894.


================================================================================

                     PC CONNECTION, INC. AND SUBSIDIARIES
                                   FORM 10-Q


                               TABLE OF CONTENTS





PART I     FINANCIAL INFORMATION                                                     PAGE
           ---------------------                                                     ----

 Item 1    Financial Statements:

           Independent Accountants' Report.........................................     1

           Condensed Consolidated Balance Sheets - June 30, 2000
           and December 31, 1999...................................................     2

           Condensed Consolidated Statements of Income -
           Three months ended June 30, 2000 and 1999;
           Six months ended June 30, 2000 and 1999.................................     3

           Condensed Consolidated Statement of Changes in Stockholders' Equity  Six
           months ended June 30, 2000..............................................     4

           Condensed Consolidated Statements of Cash Flows  Six
           months ended June 30, 2000 and 1999.....................................     5

           Notes to Condensed Consolidated Financial Statements....................     6

 Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................    10

 Item 3    Qualitative and Quantitative Disclosures About Market Risk..............    15


PART II    OTHER INFORMATION
           -----------------

 Item 1    Legal Proceedings.......................................................    17

 Item 2    Changes in Securities and Use of Proceeds...............................    17

 Item 3    Defaults Upon Senior Securities.........................................    17

 Item 4    Submission of Matters to a Vote of Security Holders.....................    17

 Item 5    Other Information.......................................................    17

 Item 6    Exhibits and Reports on Form 8-K........................................    17

           SIGNATURES..............................................................    18
           ----------


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of PC Connection, Inc. and Subsidiaries
Merrimack, New Hampshire


We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month and six-month periods then ended listed as Part 1, Item 1 in the Table of Contents included on Form 10 -Q for the quarterly period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PC Connection, Inc and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 18, 2000

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

-----------------------------------------------------------------------------------------
                                                                 JUNE 30,    DECEMBER 31,
-----------------------------------------------------------------------------------------
                                                                   2000          1999
-----------------------------------------------------------------------------------------
                                                                (unaudited)
ASSETS

 Current Assets:

   Cash and cash equivalents                                      $ 19,217       $ 20,416
   Accounts receivable, net                                        134,019         99,405
   Inventories-merchandise                                          69,625         64,348
   Deferred income taxes                                             1,698          1,991
   Prepaid expenses and other current assets                         8,242          4,651
                                                                  --------       --------

       TOTAL CURRENT ASSETS                                        232,801        190,811
 Property and equipment, net                                        26,325         23,126
 Goodwill                                                            9,860          9,431
 Other assets                                                          530            169
                                                                  --------       --------

       TOTAL ASSETS                                               $269,516       $223,537
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Current maturities of capital lease obligation to affiliate      $    175       $    137
 Notes payable, current maturities                                   1,000          1,000
 Accounts payable                                                  131,520        105,547
 Accrued expenses and other liabilities                             11,783         11,877
                                                                  --------       --------
       TOTAL CURRENT LIABILITIES                                   144,478        118,561
Notes payable, less current maturities                               1,000          2,000
Capital lease obligation to affiliate                                6,871          6,945
Deferred taxes                                                       1,157          1,579
Other liabilities                                                      171            229
                                                                  --------       --------

       TOTAL LIABILITIES                                           153,677        129,314
                                                                  --------       --------

Stockholders' Equity:

 Common stock                                                          241            237
 Additional paid-in capital                                         64,440         58,548
 Retained earnings                                                  51,158         35,438
                                                                  --------       --------

       Total stockholders' equity                                  115,839         94,223
                                                                  --------       --------

       Total liabilities and stockholders' equity                 $269,516       $223,537
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

-----------------------------------------------------------------------------------------
                                                   THREE MONTHS           SIX MONTHS
                                                       ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
-----------------------------------------------------------------------------------------
                                                  2000       1999       2000       1999
-----------------------------------------------------------------------------------------
Net sales                                       $358,241   $231,833   $684,333   $456,812
Cost of sales                                    313,296    204,034    598,758    401,947
                                                --------   --------   --------   --------
     Gross profit                                 44,945     27,799     85,575     54,865
Selling, general and administrative expenses      30,903     20,040     59,910     39,803
                                                --------   --------   --------   --------

     INCOME FROM OPERATIONS                       14,042      7,759     25,665     15,062

Interest expense                                    (334)      (276)      (674)      (542)
Other, net                                           165         47        369        141
                                                --------   --------   --------   --------
Income before taxes                               13,873      7,530     25,360     14,661
Income taxes                                      (5,272)    (2,862)    (9,640)    (5,572)
                                                --------   --------   --------   --------
     NET INCOME                                 $  8,601   $  4,668   $ 15,720   $  9,089
                                                ========   ========   ========   ========

Earnings per common share:
   Basic                                        $   0.36   $   0.20   $   0.66   $   0.39
                                                ========   ========   ========   ========
   Diluted                                      $   0.34   $   0.19   $   0.62   $   0.38
                                                ========   ========   ========   ========



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




-----------------------------------------------------------------------------------------------
                                           COMMON STOCK
                                           ------------      ADDITIONAL     RETAINED
                                          SHARES   AMOUNT  PAID IN CAPITAL  EARNINGS    TOTAL
-----------------------------------------------------------------------------------------------
Balance, December 31, 1999                23,653   $ 237   $ 58,548         $ 35,438   $ 94,223

Exercise of stock options, including
 income tax benefits                         397       4      5,362                -      5,366

Issuance of stock under employee stock
 purchase plan                                25       -        479                -        479

Compensation under nonstatutory
 stock option agreements                       -       -         51                -         51

Net income                                     -       -          -           15,720     15,720
                                          ------   -----   --------         --------   --------

Balance, June 30, 2000                    24,075   $ 241   $ 64,440         $ 51,158   $115,839
                                          ======   =====   ========         ========   ========




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

----------------------------------------------------------------------------
                                                   Six Months Ended June 30,
----------------------------------------------------------------------------
                                                        2000       1999
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $  15,720   $   9,089
Adjustments to reconcile net income to net cash
 provided by (used for)
  operating activities:
 Depreciation and amortization                           3,036       2,367
 Deferred income tax provision                           2,579       1,277
 Compensation under nonstatutory stock option
  agreements                                                51          66
 Provision for doubtful accounts                         4,443       2,896
 Loss on disposal of fixed assets                           24          24
Changes in assets and liabilities:
 Accounts receivable                                   (38,557)    (12,767)
 Inventories                                            (5,277)      1,206
 Prepaid expenses and other current assets              (3,591)        912
 Other non-current assets                                 (361)          -
 Accounts payable                                       26,227      (7,283)
 Accrued expenses and other liabilities                    (25)       (108)
                                                     ---------   ---------
Net cash provided by (used for) operating
 activities                                              4,269      (2,321)
                                                     ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                     (5,233)     (3,415)
Proceeds from sale of property and equipment                74           3
Payment for acquisitions, net of cash acquired          (2,158)     (3,198)
                                                     ---------   ---------
Net cash used for investing activities                  (7,317)     (6,610)
                                                     ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from short-term borrowings                    167,961     246,251
Repayment of short-term borrowings                    (167,961)   (246,251)
Repayment of notes payable                              (1,000)          -
Repayment of capital lease obligations                     (36)        (58)
Issuance of stock upon exercise of nonstatutory
 stock options                                           2,406         116
Issuance of stock under Employee Stock Purchase
 Plan                                                      479         198
                                                     ---------   ---------
Net cash provided by financing activities                1,849         256
                                                     ---------   ---------
Decrease in cash and cash equivalents                   (1,199)     (8,675)
Cash and cash equivalents, beginning of period          20,416      11,910
                                                     ---------   ---------
Cash and cash equivalents, end of period             $  19,217   $   3,235
                                                     =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                     $     293   $     273
   Income taxes paid                                    10,957       2,414

NON-CASH:

   Issuance of notes payable in connection with
    acquisition of a subsidiary                      $       -   $   3,000

See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1-BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 (the "10-K/A Report") filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and six months ended June 30, 2000 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2000.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

In April 2000, the Company's Board of Directors approved a three-for-two stock split of its outstanding shares of Common Stock to be effected in the form of a 50% stock dividend. The dividend was distributed on May 23, 2000 to the Company's stockholders of record as of the close of business on May 12, 2000. All per share and related amounts contained in these financial statements and notes have been adjusted retroactively to reflect the stock split.

REVENUE RECOGNITION

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains oral or written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the point of shipment. The Company provides its customers with a limited thirty day right of return only for defective merchandise. Revenue is recognized at shipment and a reserve for sales returns is recorded. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 based on significant historical experience.

INVENTORIES--MERCHANDISE

Inventories (all finished goods) consisting of software packages, computer systems and peripheral equipment, are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Provisions are made currently for obsolete, slow moving and nonsalable inventory.

--------------------------------------------------------------------------------
NOTE 2-EARNINGS PER SHARE
--------------------------------------------------------------------------------

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 2-EARNINGS PER SHARE - CONT'D.
--------------------------------------------------------------------------------

The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------------------------
                                                             THREE MONTHS           SIX MONTHS
                                                                Ended                 Ended
------------------------------------------------------------------------------------------------
 JUNE 30, (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)       2000     1999        2000     1999
------------------------------------------------------------------------------------------------
   Numerator:
     Net income                                            $ 8,601  $ 4,668     $15,720  $ 9,089
                                                           =======  =======     =======  =======

   Denominator:
     Denominator for basic earnings per share:
       Weighted average shares                              23,926   23,441      23,801   23,438

     Dilutive effect of unexercised
       employee stock options:                               1,630      645       1,505      663
                                                           -------  -------     -------  -------

 Denominator for diluted earnings per share                 25,556   24,086      25,306   24,101
                                                           =======  =======     =======  =======

   Earnings per share:
     Basic                                                 $   .36  $   .20     $   .66  $   .39
                                                           =======  =======     =======  =======
     Diluted                                               $   .34  $   .19     $   .62  $   .38
                                                           =======  =======     =======  =======


The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2000 and 1999 because the effect of the options on the calculation would have been anti-dilutive:

-------------------------------------------------------------------------
                                     THREE MONTHS ENDED  SIX MONTHS ENDED
-------------------------------------------------------------------------
  JUNE 30, (AMOUNTS IN THOUSANDS)      2000     1999      2000     1999
-------------------------------------------------------------------------
  Anti-dilutive stock options           362     1,353     4,273    1,317
                                        ===     =====     =====    =====

------------------------------------------------------------------------------
NOTE 3-REPORTING COMPREHENSIVE INCOME
------------------------------------------------------------------------------

Statement of Financial Accounting Standards ('SFAS") No. 130 "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Based on the current financial structure and operations of the Company, the Company had no other components to be included in comprehensive income. Therefore, comprehensive income is the same as net income reported for the three and six months ended June 30, 2000 and 1999.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 4-RECENT AND ANTICIPATED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," adjusted to be effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

In December, 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB clarifies certain elements of revenue recognition. Since December, the SEC has issued several amendments that have effectively postponed the implementation date until the fourth quarter of fiscal 2000. The implementation date was postponed so that a Frequently Asked Questions document could be prepared and distributed. Management currently believes that the implementation of the SAB will not have a material impact on the Company's financial statements.

--------------------------------------------------------------------------------
NOTE 5-ACQUISITION
--------------------------------------------------------------------------------

On January 4, 2000 the Company acquired the Merisel Americas Inc., call center in Marlborough, Massachusetts for approximately $2.2 million including acquisition costs. The Company acquired the assembled work force of Merisel, as well as its fixed assets; it also assumed its lease liabilities. The excess of the purchase price over the fair value of the assets acquired totaled approximately $1.3 million. Such excess will be amortized over a period of 15 years. Operating results of PC Connection would not have been materially different from those reported for the six months ended June 30, 1999 had the acquisition occurred on January 1, 1999.

--------------------------------------------------------------------------------
NOTE 6-SEGMENT AND RELATED DISCLOSURES
--------------------------------------------------------------------------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements.

Management has determined that the Company has only one "reportable operating segment," given the financial information provided to and used by the "chief decision maker" of the Company to allocate resources and assess the Company's performance. However, senior management does monitor revenue by platform (PC vs.
Mac), sales channel (Corporate Outbound, Inbound Telesales and On-line Internet), and product mix (Computer Systems and Memory, Peripherals, Software, and Networking and Communications).

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 6-SEGMENT AND RELATED DISCLOSURES - CONT'D.
--------------------------------------------------------------------------------


Net sales by platform, sales channel and product mix are presented below:

----------------------------------------------------------------------------
                                      THREE MONTHS ENDED   SIX MONTHS ENDED
----------------------------------------------------------------------------
  JUNE 30, (amounts in thousands)       2000      1999      2000      1999
----------------------------------------------------------------------------

  Platform
  --------
     PC and Multi Platform            $319,348  $194,166  $605,276  $376,624
     Mac                                38,893    37,667    79,057    80,188
                                      --------  --------  --------  --------
       Total                          $358,241  $231,833  $684,333  $456,812
                                      ========  ========  ========  ========
  Sales Channel
  -------------
     Corporate Outbound               $274,488  $147,331  $511,039  $276,008
     Inbound Telesales                  57,630    72,274   123,093   156,541
     On-Line Internet                   26,123    12,228    50,201    24,263
                                      --------  --------  --------  --------
       Total                          $358,241  $231,833  $684,333  $456,812
                                      ========  ========  ========  ========
  Product Mix
  -----------
     Computer Systems and Memory      $186,015  $111,102  $356,485  $217,453
     Peripherals                       100,112    74,891   195,495   150,537
     Software                           40,144    30,637    76,560    59,262
     Networking and Communications      31,970    15,203    55,793    29,560
                                      --------  --------  --------  --------
       Total                          $358,241  $231,833  $684,333  $456,812
                                      ========  ========  ========  ========




Substantially, all of the Company's net sales for the quarters ended June 30, 2000 and 1999 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of the Company's assets at June 30, 2000 and December 31, 1999 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. Except for the federal government, no single customer accounted for more than 3% of total net sales in the six months ended June 30, 2000 and 1999. Sales to the federal government accounted for $53.7 million, or 7.8% of total net sales for the six months ended June 30, 2000 and $8.8 million or 1.9% of total net sales for the six months ended June 30, 1999.

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


--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 7 under the caption "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K and its amendments for the year ended December 31, 1999 filed with the SEC, which are incorporated by reference herein. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

--------------------------------------------------------------------------------
GENERAL
--------------------------------------------------------------------------------

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

The Company offers both PC compatible products and Mac personal computer compatible products. Reliance on Mac product sales has decreased over the last three years, from 23.0% of net sales for the year ended December 31, 1996 to 11.6% of net sales for the six months ended June 30, 2000. The Company believes that such sales will continue to decrease as a percentage of net sales and may decline in dollar volume in future periods.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales.

------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
------------------------------------------------------------------------------------------
   JUNE 30,                                           2000       1999      2000      1999
------------------------------------------------------------------------------------------

   Net sales (in millions).......................    $358.2     $231.8    $684.3    $456.8

   Net sales.....................................     100.0%     100.0%    100.0%    100.0%
   Gross profit..................................      12.6       12.0      12.5      12.0
   Selling, general and administrative expenses..       8.6        8.6       8.8       8.7
   Income from operations........................       3.9        3.4       3.8       3.3
   Interest expense..............................       0.1        0.1       0.1       0.1
   Income before income taxes....................       3.9        3.2       3.7       3.2
   Income taxes..................................       1.5        1.2       1.4       1.2
   Net income....................................       2.4        2.0       2.3       2.0

The following table sets forth the Company's percentage of net sales by platform, sales channel, and product mix:

----------------------------------------------------------------------------
                                      THREE MONTHS ENDED    SIX MONTHS ENDED
----------------------------------------------------------------------------
   JUNE 30,                             2000       1999      2000      1999
----------------------------------------------------------------------------

   Platform
   --------

    PC and Multi-Platform..........        89%        84%       88%       82%
    Mac............................        11         16        12        18
                                         ----       ----      ----      ----
     Total.........................       100%       100%      100%      100%
                                         ====       ====      ====      ====


   Sales Channel
   -------------
    Corporate Outbound.............        77%        64%       75%       61%
    Inbound Telesales..............        16         31        18        34
    On-Line Internet...............         7          5         7         5
                                         ----       ----      ----      ----
     Total.........................       100%       100%      100%      100%
                                         ====       ====      ====      ====

   Product Mix
   -----------
    Computer Systems and Memory....        52%        48%       52%       48%
    Peripherals....................        28         32        29        33
    Software.......................        11         13        11        13
    Networking and Communications..         9          7         8         6
                                         ----       ----      ----      ----
     Total.........................       100%       100%      100%      100%
                                         ====       ====      ====      ====


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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS - GENERAL - CONT'D.
--------------------------------------------------------------------------------

NET SALES increased $126.4 million, or 54.5%, to $358.2 million for the quarter ended June 30, 2000 from $231.8 million for the comparable period in 1999. Net sales for the six months ended June 30, 2000 increased $227.5 million, or 49.8%, to $684.3 million from $456.8 million for the comparable period in 1999. Growth in net sales was primarily attributable to the continued expansion and increased productivity of the Company's outbound telemarketing group, continued growth in average order size, and growth in the Company's Internet sales. Outbound sales increased $127.2 million, or 86.3%, to $274.5 million in the three months ended June 30, 2000 from $147.3 million in the three months ended June 30, 1999. Outbound sales increased $235.0 million, or 85.1%, to $511.0 million for the six months ended June 30, 2000 from $276.0 in the comparable period in 1999. Inbound sales for the quarter decreased $14.6 million, or 20.2%, to $57.6 million in the quarter ended June 30, 2000 from $72.2 in the comparable period in 1999; and decreased $33.4 million, or 21.3% to $123.1 million for the six months ended June 30, 2000 from $156.5 million in the comparable period in 1999. On-line Internet sales increased $13.9 million, or 113.9%, to $26.1 million in the three months ended June 30, 2000 from $12.2 million in the comparable period in 1999.

All of the Company's product categories experienced strong growth in the quarter ended June 30, 2000 over the comparable period in 1999, with sales of networking and communication products representing the Company's fastest growing product category with 110.3% growth in net sales over the second quarter of 1999. Management believes that this category will continue to grow substantially as its customers further upgrade their network and communications infrastructure. Sales of computer systems continue to be the largest product category. Computer system/memory sales increased to 51.9% and 52.0% of net sales for the three months and six months ended June 30, 2000, respectively, from 47.9% and 47.6% for the respective comparable periods in 1999.

Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $741 in the quarter ended June 30, 1999 to $1,183 in the quarter ended June 30, 2000. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they usually yield the lowest gross margin percentage.

GROSS PROFIT increased $17.1 million, or 61.5%, to $44.9 million for the quarter ended June 30, 2000 from $27.8 million for the comparable period in 1999. Gross profit for the six months ended June 30, 2000 increased $30.7 million, or 55.9%, to $85.6 million from $54.9 million for the comparable period in 1999. Gross profit margin as a percentage of net sales increased to 12.6% in the second quarter of 2000 from 12.0% for the comparable period in 1999. Gross profit margin as a percentage of net sales increased to 12.5% in the first six months of 2000 from 12.0% for the comparable period in 1999. The margin improvement resulted from a continuing focus on solutions sales to business, government and educational customers, stable average selling prices, and the impact of various profitability improvement programs. The Company's profit margins are also influenced by, among other things, industry pricing and the relative mix of inbound, outbound, and on-line Internet Sales. Generally, pricing in the computer and related products market is very aggressive and the Company intends to maintain prices at competitive levels. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin on such sales is generally lower than inbound sales. The gross profit dollar contribution per outbound sale order is generally higher as average sizes of orders to corporate accounts are usually larger. As stated in previous reports, the Company expects that its gross margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS - GENERAL - CONT'D.
--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $10.9 million, or 54.5%, to $30.9 million for the quarter ended June 30, 2000 from $20.0 million for the comparable quarter in 1999. Such expenses for the six months ended June 30, 2000 increased by $20.1 million, or 50.5%, to $59.9 million from $39.8 million in the six months ended June 30, 1999. The increase in expenses was primarily attributable to increases in volume-sensitive costs such as sales personnel, facility costs, provision for doubtful accounts, depreciation, and costs associated with the January 2000 acquisition of Merisel's Marlborough, MA call center. Such costs remained a consistent percentage of net sales over the comparable periods presented here.

INCOME FROM OPERATIONS increased $6.2 million, or 79.5%, to $14.0 million for the quarter ended June 30, 2000, from $7.8 million for the comparable period in 1999. Income from operations as a percentage of sales increased from 3.4% in the three months ended June 30, 1999 to 3.9% for the comparable period in 2000 for the reasons discussed above. Similarly, income from operations for the six months ended June 30, 2000 increased $10.6 million, or 70.2%, to $25.7 million from $15.1 million for the comparable period in 1999. Income from operations as a percentage of sales increased from 3.3% for the six months ended June 30, 1999 to 3.8% for the comparable period in 2000, primarily due to gross margin improvement and as the result of the leveraging of selling, general and administrative expenses over a larger sales base.

INTEREST EXPENSE increased $58,000, or 21.0%, to $334,000 for the quarter ended June 30, 2000 from $276,000, for the comparable quarter in 1999. Similarly, interest expense for the six months ended June 30, 2000, increased $132,000, or 24.4%, to $674,000 from $542,000 for the comparable period in 1999. This increase in interest expense was primarily due to debt associated with the June 1999 acquisition of Comteq Federal, Inc. Such debt was not outstanding during the majority of the first six-months of fiscal 1999.

INCOME TAXES for the quarter ended June 30, 2000 were $5.3 million compared to $2.9 million for the comparable quarter in 1999. Income taxes for the six months ended June 30, 1999 were $9.6 million, compared to $5.6 million for the comparable period in 1999. The effective tax rate was 38% for all periods.

OTHER, NET, which is essentially comprised of interest income increased $118,000, or 251.1%, to $165,000 in the quarter ended June 30, 2000 from
$47,000, for the comparable period in 1999. Similarly, other, net for the six months ended June 30, 2000 increased $228,000, or 161.7%, to $369,000 from $141,000 in the comparable 1999 period. This increase was due primarily to higher interest income from investments.

NET INCOME for the quarter ended June 30, 2000 increased $3.9 million, or 82.9%, to $8.6 million from $4.7 million for the comparable quarter in 1999, principally as a result of the increases in operating income as described above. Net income increased $6.6 million, or 72.5%, to $15.7 million for the six months ended June 30, 2000 from $9.1 million for the comparable period in 1999.

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

At June 30, 2000, the Company had cash and cash equivalents of $19.2 million and working capital of $88.3 million. At December 31, 1999, the Company had cash and cash equivalents of $20.4 million and working capital of $72.3 million.

The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $50.0 million, which bears interest at various rates ranging from the prime rate (9.50% at June 30, 2000) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at June 30, 2000.

Net cash provided by operating activities was $4.3 million for the six months ended June 30, 2000, as compared to $2.3 million used for operating expenses in the comparable period in 1999. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Historically accounts receivable has increased primarily due to an increase in open account purchases by commercial customers resulting from the Company's continued efforts to increase its sales to such customers.

Capital expenditures were $5.2 million in the six months ended June 30, 2000 as compared to $3.4 million in the comparable period in 1999. The majority of the capital expenditures for the respective 2000 and 1999 periods relate to computer hardware and software for the Company's information systems. Total capital expenditures for the year ended December 31, 2000 are estimated to be $16.6 million.

--------------------------------------------------------------------------------
RECENTLY AND ANTICIPATED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," adjusted to be effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

In December, 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB clarifies certain elements of revenue recognition. Since December, the SEC has issued several amendments that have effectively postponed the implementation date until the fourth quarter of fiscal 2000. The implementation date was postponed so that a Frequently Asked Questions document could be prepared and distributed. Management currently believes that the implementation of the SAB will not have a material impact on the Company's financial statements.

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

                      PC CONNECTION, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

     Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

Item 3 - Defaults upon Senior Securities

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the 2000 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on May 25, 2000, the following matters were acted upon by the stockholders of the Company:

   1.  the election of five Directors;

   2. the approval of an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock available for grant under the Plan by 600,000; and

   3. the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year.

     The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 29, 2000 was 15,796,151. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                              VOTES           VOTES             VOTES                            BROKER
                                               FOR          WITHHELD           AGAINST      ABSTENTIONS         NON-VOTES
1.   Election of Directors:
     Patricia Gallup                        14,686,183           735,665        374,303         N.A.               N.A.
     David Hall                             14,686,183           735,665        374,303         N.A                N.A.
     David B. Beffa-Negrini                 14,686,183           735,665        374,303         N.A.               N.A.
     Martin C. Murrer                       14,686,183           735,665        374,303         N.A.               N.A.
     Peter J. Baxter                        14,686,183           735,665        374,303         N.A.               N.A.

2.   Amendment to 1997 Stock Incentive      14,691,350           735,665        360,521        8,615               N.A.
     Plan
3.   Ratification of the Appointment        15,057,659           735,665          2,635          192               N.A.
     of Auditors

ITEM 5 - OTHER INFORMATION

     Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         --------

       Exhibit
       Number        Description
       ------        -----------

        27        Financial Data Schedule
        15        Letter on unaudited interim financial information

     (b)  REPORTS ON FORM 8-K
          -------------------

        (i) The Company filed a current report on Form 8-K on June 8, 2000 due to the distribution of a 50% Stock dividend representing a three-for-two stock split of its outstanding shares of Common Stock.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                                 JUNE 30, 2000


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PC CONNECTION, INC. AND SUBSIDIARIES



August 10, 2000               By:   /s/   Wayne L. Wilson
                                   ----------------------
                                    Wayne L. Wilson
                                    President and Chief Operating Officer



August 10, 2000               By:   /s/   Mark A. Gavin
                                   --------------------
                                    Mark A. Gavin
                                    Senior Vice President of Finance and Chief
                                    Financial Officer