Form 10-Q
period 2000-09-30
PC CONNECTION INC
filed 2000-11-14
CIK 1050377

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 9, 2000 was 24,365,108.

--------------------------------------------------------------------------------

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                TABLE OF CONTENTS





PART I     FINANCIAL INFORMATION                                                      PAGE
           ---------------------                                                      ----
 Item 1    Financial Statements:

           Independent Accountants' Report..........................................     1

           Condensed Consolidated Balance Sheets - September 30, 2000
           and December 31, 1999....................................................     2

           Condensed Consolidated Statements of Income -
           Three months ended September 30, 2000 and 1999;
           Nine months ended September 30, 2000 and 1999............................     3

           Condensed Consolidated Statement of Changes in Stockholders' Equity -
           Nine months ended September 30, 2000.....................................     4

           Condensed Consolidated Statements of Cash Flows - Nine
           months ended September 30, 2000 and 1999.................................     5

           Notes to Condensed Consolidated Financial Statements.....................     6

 Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................................    10

 Item 3    Qualitative and Quantitative Disclosures About Market Risk...............    16


PART II    OTHER INFORMATION
           -----------------

 Item 1    Legal Proceedings........................................................    17

 Item 2    Changes in Securities and Use of Proceeds................................    17

 Item 3    Defaults Upon Senior Securities..........................................    17

 Item 4    Submission of Matters to a Vote of Security Holders......................    17

 Item 5    Other Information........................................................    17

 Item 6    Exhibits and Reports on Form 8-K.........................................    17

           SIGNATURES...............................................................    18
           ----------


INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of PC Connection, Inc. and Subsidiaries
Merrimack, New Hampshire



We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month and nine-month periods then ended listed as Part 1, Item 1 in the Table of Contents included on Form 10-Q for the quarterly period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Boston, Massachusetts
October 17, 2000

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          ITEM 1 - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                                                   September 30,   December 31,
                                                                      2000           1999
                                                                   ------------    ------------
                                                                   (unaudited)
ASSETS
 Current Assets:

   Cash and cash equivalents                                         $ 12,729       $ 20,416
   Accounts receivable, net                                           166,510         99,405
   Inventories-merchandise                                             83,073         64,348
   Deferred income taxes                                                1,924          1,991
   Prepaid expenses and other current assets                            6,519          4,651
                                                                     --------       --------

       TOTAL CURRENT ASSETS                                           270,755        190,811

 Property and equipment, net                                           27,659         23,126
 Goodwill, net                                                          9,685          9,431
 Other assets                                                             473            169
                                                                     --------       --------

       TOTAL ASSETS                                                  $308,572       $223,537
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Current maturities of capital lease obligation to affiliate         $    176       $    137
 Notes payable, current maturities                                      8,027          1,000
 Accounts payable                                                     145,004        105,547
 Accrued expenses and other liabilities                                13,319         11,877
                                                                     --------       --------
       TOTAL CURRENT LIABILITIES                                      166,526        118,561

Notes payable, less current maturities                                  1,000          2,000
Capital lease obligation to affiliate                                   6,832          6,945
Deferred taxes                                                          1,342          1,579
Other liabilities                                                         143            229
                                                                     --------       --------

       TOTAL LIABILITIES                                              175,843        129,314
                                                                     --------       --------

Stockholders' Equity:

 Common stock                                                             244            237
 Additional paid-in capital                                            71,072         58,548
 Retained earnings                                                     61,413         35,438
                                                                     --------       --------

       TOTAL STOCKHOLDERS' EQUITY                                     132,729         94,223
                                                                     --------       --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $308,572       $223,537
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


                                                   Three Months            Nine Months
                                                      Ended                   Ended
                                                   September 30,           September 30,
                                                  --------------         ----------------
                                                  2000      1999         2000        1999
                                                  ----      ----         ----        ----

Net sales                                       $397,124   $282,103   $1,081,457   $738,915
Cost of sales                                    347,394    247,651      946,152    649,598
                                                --------   --------   ----------   --------
     GROSS PROFIT                                 49,730     34,452      135,305     89,317

Selling, general and administrative expenses      32,872     24,333       92,782     64,136
                                                --------   --------   ----------   --------

     INCOME FROM OPERATIONS                       16,858     10,119       42,523     25,181

Interest expense                                    (440)      (449)      (1,114)      (991)
Other, net                                           121         32          490        173
                                                --------   --------   ----------   --------
Income before taxes                               16,539      9,702       41,899     24,363
Income taxes                                      (6,284)    (3,687)     (15,924)    (9,259)
                                                --------   --------   ----------   --------
     NET INCOME                                 $ 10,255   $  6,015   $   25,975   $ 15,104
                                                ========   ========   ==========   ========


 Earnings per common share:
   Basic                                        $    .42   $   0.26   $     1.08   $    .64
                                                ========   ========   ==========   ========
   Diluted                                      $    .40   $   0.25   $     1.02   $    .63
                                                ========   ========   ==========   ========






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


                                           Common Stock
                                           ------------     Additional     Retained
                                          Shares  Amount  Paid In Capital  Earnings      Total
                                          ------  ------  ---------------  --------      -----
Balance, December 31, 1999                23,653   $237       $58,548       $35,438    $ 94,223

Exercise of stock options, including
 income tax benefits                         686      7        11,994             -      12,001

Issuance of stock under employee stock
 purchase plan                                25      -           479             -         479

Compensation under nonstatutory
 stock option agreements                       -      -            51             -          51

Net income                                     -      -             -        25,975      25,975
                                          ------   ----       -------       -------    --------

Balance, September 30, 2000               24,364   $244       $71,072       $61,413    $132,729
                                          ======   ====       =======       =======    ========



See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          ITEM 1 - FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       2000        1999
                                                    ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  25,975   $  15,104
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
 Depreciation and amortization                          4,719       3,796
 Deferred income taxes                                  7,760       2,697
 Compensation under nonstatutory stock option
  agreements                                               51         114
 Provision for doubtful accounts                        7,152       4,961
 (Gain)/loss on disposal of fixed assets                   (5)         24
Changes in assets and liabilities:
 Accounts receivable                                  (73,757)    (23,722)
 Inventories                                          (18,725)      5,474
 Prepaid expenses and other current assets             (1,868)        936
 Other non-current assets                                (304)          -
 Accounts payable                                      39,711      (1,489)
 Accrued expenses and other liabilities                 1,511         (26)
                                                    ---------   ---------
Net cash (used for) provided by operating
 activities                                            (7,780)      7,869
                                                    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                   (8,074)     (4,868)
 Proceeds from sale of property and equipment              74           3
 Payment for acquisitions, net of cash acquired        (2,158)     (3,198)
                                                    ---------   ---------
 Net cash used for investing activities               (10,158)     (8,063)
                                                    ---------   ---------

Cash Flows from Financing Activities:

 Proceeds from short-term borrowings                  399,774     392,960
 Repayment of short-term borrowings                  (392,747)   (392,960)
 Repayment of notes payable                            (1,000)          -
 Repayment of capital lease obligations                   (74)        (90)
 Issuance of stock upon exercise of nonstatutory
   stock options                                        3,819         133
 Issuance of stock under Employee Stock Purchase
   Plan                                                   479         198
                                                    ---------   ---------
 Net cash provided by financing activities             10,251         241
                                                    ---------   ---------
 (Decrease)/increase in cash and cash equivalents      (7,687)         47
 Cash and cash equivalents, beginning of period        20,416      11,910
                                                    ---------   ---------
 Cash and cash equivalents, end of period           $  12,729   $  11,957
                                                    =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                    $     918   $     983
   Income taxes paid                                   11,058       5,341

NON-CASH:

   Issuance of notes payable in connection with
    acquisition of a subsidiary                     $       -   $   3,000

See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC" or the "Company") have been prepared in accordance with accounting principles generally accepted in The United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 (the "10-K/A Report") filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and nine months ended September 30, 2000 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2000.

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


NOTE 2-EARNINGS PER SHARE

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


NOTE 2-EARNINGS PER SHARE - CONT'D.


The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months           Nine Months
                                                                       Ended                Ended
                                                                   ------------           -----------
 September 30, (Amounts In Thousands, Except Per Share Data)       2000     1999         2000     1999
                                                                   ----     ----         ----     ----

   Numerator:
     Net income                                                   $10,255  $ 6,015      $25,975  $15,104
                                                                  =======  =======      =======  =======

   Denominator:
     Denominator for basic earnings per share:
       Weighted average shares                                     24,243   23,477       23,949   23,450

     Dilutive effect of unexercised
       employee stock options:                                      1,654      640        1,635      658
                                                                  -------  -------      -------  -------

 Denominator for diluted earnings per share                        25,897   24,117       25,584   24,108
                                                                  =======  =======      =======  =======

   Earnings per share:
     Basic                                                        $   .42  $   .26      $  1.08  $   .64
                                                                  =======  =======      =======  =======
     Diluted                                                      $   .40  $   .25      $  1.02  $   .63
                                                                  =======  =======      =======  =======


The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 because the effect of the options on the calculation would have been anti-dilutive:

                                                 Three Months Ended      Nine Months Ended
                                                 ------------------      -----------------
  September 30, (Amounts In Thousands)           2000          1999      2000         1999
                                                 ----          ----      ----         ----
  Anti-dilutive stock options                      --         1,430        76        1,355
                                                 ====         =====      ====        =====


Note 3-Reporting Comprehensive Income

Comprehensive income is the same as net income reported for the three and nine months ended September 30, 2000 and 1999.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (UNAUDITED)


Note 4-Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) adjusted to be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

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

In July, 2000 the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The Consensus specifically stated that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It is currently the Company's policy to record such revenues as a reduction of cost of goods sold. Management is currently assessing the impact of Issue 00-10 on the financial statements of the Company. The Company will adopt this Consensus in the fourth quarter of fiscal 2000.

NOTE 5-ACQUISITION

On January 4, 2000 the Company acquired the Merisel Americas Inc. call center in Marlborough, Massachusetts for approximately $2.2 million including acquisition costs. The Company acquired the assembled work force of Merisel, as well as its fixed assets; it also assumed its lease liabilities. The excess of the purchase price over the fair value of the assets acquired totaled approximately $1.3 million. Such excess will be amortized over a period of 15 years. Operating results of PC Connection would not have been materially different from those reported for the nine months ended September 30, 1999 had the acquisition occurred on January 1, 1999.

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


NOTE 6-SEGMENT AND RELATED DISCLOSURES - CONT'D.


Net sales by platform, sales channel and product mix are presented below:

                                          Three Months Ended    Nine Months Ended
                                          ------------------    -----------------
  September 30, (Amounts In Thousands)      2000      1999       2000       1999
                                            ----      ----       ----       ----
  Platform
  --------
     PC and Multi Platform                $359,400  $244,567  $  964,676  $621,191
     Mac                                    37,724    37,536     116,781   117,724
                                          --------  --------  ----------  --------
       Total                              $397,124  $282,103  $1,081,457  $738,915
                                          ========  ========  ==========  ========
  Sales Channel
  -------------
     Corporate Outbound                   $312,741  $194,598  $  823,780  $470,607
     Inbound Telesales                      55,499    72,639     178,592   229,180
     On-Line Internet                       28,884    14,866      79,085    39,128
                                          --------  --------  ----------  --------
       Total                              $397,124  $282,103  $1,081,457  $738,915
                                          ========  ========  ==========  ========
  Product Mix
  -----------
     Computer Systems and Memory          $208,206  $131,911  $  564,691  $349,364
     Peripherals                           113,293    95,853     308,788   246,390
     Software                               37,432    35,490     113,992    94,752
     Networking and Communications          38,193    18,849      93,986    48,409
                                          --------  --------  ----------  --------
       Total                              $397,124  $282,103  $1,081,457  $738,915
                                          ========  ========  ==========  ========




Substantially all of the Company's net sales for the quarters ended September 30, 2000 and 1999 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of the Company's assets at September 30, 2000 and December 31, 1999 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. Except for the federal government, no single customer accounted for more than 3% of total net sales in the nine months ended September 30, 2000 and 1999. Sales to the federal government accounted for $96.1 million, or 8.9% of total net sales for the nine months ended September 30, 2000 and $58.1 million or 7.9% of total net sales for the nine months ended September 30, 1999.

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

The Company offers both PC compatible products and Mac personal computer compatible products. Reliance on Mac product sales has decreased over the last three years, from 23.0% of net sales for the year ended December 31, 1996 to 10.8% of net sales for the nine months ended September 30, 2000. The Company believes that such sales will continue to decrease as a percentage of net sales and may decline in dollar volume in future periods.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales.

                                                    Three Months Ended    Nine Months Ended
                                                    ------------------    -----------------
   September 30,                                       2000       1999        2000     1999
                                                       ----       ----        ----     ----
   Net sales (in millions).......................    $397.1     $282.1    $1,081.5   $738.9

   Net sales.....................................     100.0%     100.0%      100.0%   100.0%
   Gross profit..................................      12.5       12.2        12.5     12.1
   Selling, general and administrative expenses..       8.3        8.6         8.6      8.7
   Income from operations........................       4.2        3.6         3.9      3.4
   Interest expense..............................       0.1        0.2         0.1      0.1
   Income before income taxes....................       4.2        3.4         3.9      3.3
   Income taxes..................................       1.6        1.3         1.5      1.3
   Net income....................................       2.6        2.1         2.4      2.0


The following table sets forth the Company's percentage of net sales by platform, sales channel, and product mix:

                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
   September 30,                         2000       1999       2000      1999
                                         ----       ----       ----      ----
   Platform
   --------

    PC and Multi-Platform..........        90%        87%        89%       84%
    Mac............................        10         13         11        16
                                         ----       ----       ----      ----
     Total.........................       100%       100%       100%      100%
                                         ====       ====       ====      ====


   Sales Channel
   -------------
    Corporate Outbound.............        79%        69%        76%       64%
    Inbound Telesales..............        14         26         17        31
    On-Line Internet...............         7          5          7         5
                                         ----       ----       ----      ----
     Total.........................       100%       100%       100%      100%
                                         ====       ====       ====      ====

   Product Mix
   -----------
    Computer Systems and Memory....        52%        47%        52%       47%
    Peripherals....................        29         34         29        33
    Software.......................         9         12         10        13
    Networking and Communications..        10          7          9         7
                                         ----       ----       ----      ----
     Total.........................       100%       100%       100%      100%
                                         ====       ====       ====      ====


                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


RESULTS OF OPERATIONS - GENERAL - CONT'D.

NET SALES increased $115.0 million, or 40.8%, to $397.1 million for the quarter ended September 30, 2000 from $282.1 million for the comparable period in 1999. Net sales for the nine months ended September 30, 2000 increased $342.6 million, or 46.4%, to $1,081.5 million from $738.9 million for the comparable period in 1999. Growth in net sales was primarily attributable to increased productivity of the Company's outbound telemarketing group, continued growth in average order size, and growth in the Company's Internet sales. Outbound sales increased $118.1 million, or 60.7%, to $312.7 million in the three months ended September 30, 2000 from $194.6 million in the three months ended September 30, 1999. Outbound sales increased $353.2 million, or 75.1%, to $823.8 million for the nine months ended September 30, 2000 from $470.6 million in the comparable period in 1999. On-line Internet sales increased $14.0 million, or 94.0%, to $28.9 million in the three months ended September 30, 2000 from $14.9 million in the three months ended September 30, 1999. On-line Internet sales increased $40.0 million, or 102.3%, to $79.1 million in the nine months ended September 30, 2000 from $39.1 million in the comparable period in 1999. Inbound sales showed a decrease for all periods presented. Inbound sales for the quarter decreased $17.1 million, or 23.6%, to $55.5 million in the quarter ended September 30, 2000 from $72.6 million in the comparable period in 1999; and decreased $50.6 million or 22.1% to $178.6 million for the nine months ended September 30, 2000 from $229.2 million in the comparable period in 1999. This decrease in inbound sales was consistent with management's expectations to grow the inbound business through the internet while focussing its sales force on targeting outbound customers.

Sales of networking and communication products represented the Company's fastest growing product category with 102.6% growth in net sales over the third quarter of 1999. Management believes that this category will continue to grow substantially as its customers further upgrade their network and communications infrastructure. Sales of computer systems continue to be the largest product category. Computer system/memory sales increased to 52.4% and 52.2% of net sales for the three months and nine months ended September 30, 2000, respectively, from 46.8% and 47.3% for the respective comparable periods in 1999.

Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $848 in the quarter ended September 30, 1999 to $1,272 in the quarter ended September 30, 2000. Computer system sales generally provide the largest gross profit dollar contribution per order of all of the Company's products, although they usually yield the lowest gross margin percentage.

GROSS PROFIT increased $15.2 million, or 44.1%, to $49.7 million for the quarter ended September 30, 2000 from $34.5 million for the comparable period in 1999. Gross profit for the nine months ended September 30, 2000 increased $46.0 million, or 51.5%, to $135.3 million from $89.3 million for the comparable period in 1999. Gross profit margin as a percentage of net sales increased to 12.5% in the third quarter of 2000 from 12.2% for the comparable period in 1999. Gross profit margin as a percentage of net sales increased to 12.5% in the first nine months of 2000 from 12.1% for the comparable period in 1999. The margin improvement resulted from a continuing focus on solution sales to business, government and educational customers, stable average selling prices, and the impact of various profitability improvement programs. The Company's profit margins are also influenced by, among other things, industry pricing and the relative mix of inbound, outbound, and on-line Internet sales. Generally, pricing in the computer and related products market is very aggressive and the Company intends to maintain prices at competitive levels. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin on such sales is generally lower than inbound sales. The gross profit dollar contribution per outbound sale order is generally higher as average sizes of orders to corporate accounts are usually larger. As stated in previous reports, the Company expects that its gross margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


RESULTS OF OPERATIONS - GENERAL - CONT'D.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $8.6 million, or 35.4%, to $32.9 million for the quarter ended September 30, 2000 from $24.3 million for the comparable quarter in 1999. Such expenses for the nine months ended September 30, 2000 increased by $28.7 million, or 44.8%, to $92.8 million from $64.1 million in the nine months ended September 30, 1999. The increase in expenses was primarily attributable to increases in volume-sensitive costs such as sales personnel, facility costs, depreciation, and costs associated with the January 2000 acquisition of Merisel's Marlborough, MA call center. Such costs remained a consistent percentage of net sales over the comparable periods presented here.

INCOME FROM OPERATIONS increased $6.8 million, or 67.3%, to $16.9 million for the quarter ended September 30, 2000, from $10.1 million for the comparable period in 1999. Income from operations as a percentage of sales increased from 3.6% in the three months ended September 30, 1999 to 4.2% for the comparable period in 2000 for the reasons discussed above. Similarly, income from operations for the nine months ended September 30, 2000 increased $17.3 million, or 68.7%, to $42.5 million from $25.2 million for the comparable period in 1999. Income from operations as a percentage of sales increased from 3.4% for the nine months ended September 30, 1999 to 3.9% for the comparable period in 2000, primarily due to gross margin improvement and as the result of the leveraging of selling, general and administrative expenses over a larger sales base.

INTEREST EXPENSE decreased $0.01 million, or 2.2%, to $0.44 million for the quarter ended September 30, 2000 from $0.45 million, for the comparable quarter in 1999. Interest expense for the nine months ended September 30, 2000, increased $0.12 million, or 12.1%, to $1.11 million from $0.99 million for the comparable period in 1999. This increase in interest expense was primarily due to debt associated with the June 1999 acquisition of Comteq Federal, Inc. Such debt was not outstanding during the majority of the first nine months of fiscal 1999.

OTHER, NET, which is essentially comprised of interest income increased $0.09 million, or 300.0%, to $0.12 million in the quarter ended September 30, 2000 from $0.03 million, for the comparable period in 1999. Similarly, other, net for the nine months ended September 30, 2000 increased $0.32 million or 188.2%, to $0.49 million from $0.17 million in the comparable 1999 period. This increase was due primarily to higher interest income from investments.

INCOME TAXES for the quarter ended September 30, 2000 were $6.3 million compared to $3.7 million for the comparable quarter in 1999. Income taxes for the nine months ended September 30, 2000 were $15.9 million compared to $9.3 million for the comparable period in 1999. The effective tax rate was 38% for all periods.

NET INCOME for the quarter ended September 30, 2000 increased $4.3 million, or 71.7%, to $10.3 million from $6.0 million for the comparable quarter in 1999, principally as a result of the increases in operating income as described above. Net income increased $10.9 million, or 72.2%, to $26.0 million for the nine months ended September 30, 2000 from $15.1 million for the comparable period in 1999.

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

At September 30, 2000, the Company had cash and cash equivalents of $12.7 million and working capital of $104.2 million. At December 31, 1999, the Company had cash and cash equivalents of $20.4 million and working capital of $72.3 million.

The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $50.0 million, which bears interest at various rates ranging from the prime rate (9.50% at September 30, 2000) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which the Company believes significantly restricts its operations. Outstanding borrowings were $7.0 million at September 30, 2000.

Net cash used for operating activities was $7.8 million for the nine months ended September 30, 2000, as compared to $7.9 million provided by operating activities in the comparable period in 1999. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Historically accounts receivable has increased primarily due to an increase in open account purchases by commercial customers resulting from the Company's continued efforts to increase its sales to such customers.

Capital expenditures were $8.1 million in the nine months ended September 30, 2000 as compared to $4.9 million in the comparable period in 1999. The majority of the capital expenditures for the respective 2000 and 1999 periods relate to computer hardware and software for the Company's information systems. Total capital expenditures for the year ended December 31, 2000 are estimated to be $11.0 million.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) adjusted to be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133 certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

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

In July, 2000 the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The Consensus specifically stated that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It is currently the Company's policy to record such revenues as a reduction of cost of goods sold. Management is currently assessing the impact of Issue 00-10 on the financial statements of the Company. The Company will adopt this Consensus in the fourth quarter of fiscal 2000.

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

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS
          --------

       Exhibit
       Number        Description
       ------        -----------

       10.43 Amendment to Employment Agreement between the Registrant and Robert Wilkins dated December 23,1995.

       10.44 Lease between Merrimack Services Corporation and White Knight Realty Trust, dated October 19, 2000 for property located at 7 Route 101A, Amherst, New Hampshire.

       15    Letter on unaudited interim financial information

       27    Financial Data Schedule

     (b)  REPORTS ON FORM 8-K
          -------------------

         None

                      PC CONNECTION, INC. AND SUBSIDIARIES
                               September 30, 2000


                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PC CONNECTION, INC. AND SUBSIDIARIES



November 14, 2000             By:   /s/   Wayne L. Wilson
                                   ---------------------------------
                                   Wayne L. Wilson
                                   President and Chief Operating Officer



November 14, 2000             By:   /s/   Mark A. Gavin
                                   ----------------------------------
                                   Mark A. Gavin
                                   Senior Vice President of Finance and Chief
                                   Financial Officer