Form 10-K
period 2000-12-31
PC CONNECTION INC
filed 2001-03-30
CIK 1050377

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 ------------
                                   Form 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE COMMISSION

                        Commission File Number 0-23827

                                 ------------
                              PC CONNECTION, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                      02-0513618
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification No.)

       Rt. 101A, 730 Milford Road
        Merrimack, New Hampshire                 03054
(Address of principal executive offices)      (Zip Code)

                                 ------------

                                (603) 423-2000
             (Registrant's telephone number, including area code)

                                 ------------

       Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X]   NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the NASDAQ National Market on March 22, 2001, was $60,260,881. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

   The number of outstanding shares of the Registrant's Common Stock on March 22, 2001 was 24,418,860.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders for the fiscal year ended December 31, 2000, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      PC CONNECTION, INC. AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                                  PART I
ITEM 1.   Business...............................................................................    1
ITEM 2.   Properties.............................................................................   11
ITEM 3.   Legal Proceedings......................................................................   11
ITEM 4.   Submission of Matters to a Vote of Security Holders....................................   11
                                                  PART II
ITEM 5.   Market for the Registrant's Common Stock and Related Stockholder Matters...............   13
ITEM 6.   Selected Financial and Operating Data..................................................   13
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   16
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk..............................   26
ITEM 8.   Consolidated Financial Statements and Supplementary Data...............................   27
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   27
                                                 PART III
ITEM 10.  Directors and Executive Officers of the Registrant.....................................   27
ITEM 11.  Executive Compensation.................................................................   27
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................   27
ITEM 13.  Certain Relationships and Related Transactions.........................................   27
                                                  PART IV
ITEM 14.  Exhibits, Consolidated Financial Statements, and Reports on Form 8-K...................   28
SIGNATURES......................................................................................    32

                                     PART I

ITEM 1. Business

   This section contains forward-looking statements based on management's current expectations, estimates and projections about the industry in which we operate, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption "Factors That May Affect Future Results and Financial Condition" included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

General

   PC Connection, Inc. and subsidiaries (together, referred to below as "PC Connection", or "the Company") is a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, accessories and networking products. The Company markets its products principally to small and medium-sized businesses, which are referred to as SMBs, comprised of 20 to 1,000 employees. The Company also markets its products to larger businesses, governmental and educational organizations and consumers. The Company sells its products through a combination of targeted direct mail catalogs, outbound telemarketing, its Internet web site and advertisements on the Internet and in selected computer magazines. The Company offers a broad selection of approximately 100,000 products targeted for business use at competitive prices, including products from Compaq, Hewlett-Packard, Toshiba, IBM, Microsoft, Sony, EMC, Canon, Iomega and Apple. Net sales of Microsoft Windows or MS-DOS based personal computers, or PCs, and compatible products were approximately 90% of net sales in 2000. The Company's most frequently ordered products are carried in inventory and are typically shipped to customers the same day that the order is received.

   Since its founding in 1982, PC Connection has served its customers' needs by providing innovative, reliable and timely service and technical support, and by offering more than 100,000 brand-name products through its technically-trained sales and support teams. The effectiveness of this strategy is reflected by the recognition the Company continues to receive. For the year 2000, PC Connection was ranked number 7 in Business Week's annual listing of the world's leading information technology companies, and was listed on the Forbes Platinum 400 List for the first time. Yahoo! Internet Life recently named PC Connection, "the best place to shop for computers," and listed the Company's web sites; pcconnection.com and macconnection.com, among the 100 Best Sites on the Internet. PC Connection was listed as one of the 100 most influential companies in the computer industry in PC Magazine's special issue titled, "100 Technology Companies That Are Changing the World." In addition, PC Connection has won PC World magazine's prestigious "World Class Award" nine times over the past eleven years, including 2000.

   The Company believes that its consistent customer focus has also resulted in the development of strong brand name recognition and a broad and loyal customer base. At December 31, 2000, the Company's mailing list consisted of approximately 3,117,000 customers and potential customers, of which approximately 626,000 had purchased products from the Company within the last twelve months. Approximately 79% of its net sales in the year ended December 31, 2000 were made to customers who had previously purchased products from the

Company. Management believes that the Company also has strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

   The Company's fastest growing customer segments include businesses which are investing aggressively in web-based marketing programs and other high growth organizations which are increasingly dependent on distributed data and communication networks. Management believes that the Company's pioneering Everything Overnight(R) program has set it apart as the premier rapid response supplier of information technology products and solutions to the middle market.

   Enterprise networking infrastructure products, such as PC-based servers, routers and switches, were among the Company's fastest growing product categories in 2000, increasing by more than 102% in 2000 compared to 1999. Sales of enterprise networking products accounted for 17.4% of total net sales in 2000, up from 11.6% of total net sales in 1999. Over the next few years, the Company anticipates that an increasing share of its revenues will come from the sale of enterprise networking infrastructure products and services, including network-based storage solutions, versus the current sales concentration in desktop and portable computers.

   During 2000, the Company invested heavily in training, technical certification and other programs to support the rapidly growing demand from its customers for networking and related products. The Company launched its proprietary Network Solutions Consultant program in January 2000.

   The Company focuses its business-to-business marketing efforts primarily on SMBs, a rapidly growing sector of the market that the Company believes is particularly receptive to purchases from direct marketers. In order to service this growing part of its business more effectively, the Company increased the number of its outbound telemarketing account managers from 345 at December 31, 1999 to 575 at December 31, 2000. This growth includes 327 new account managers with fewer than 12 months of outbound telemarketing experience with the Company.

   The Company's two major catalogs are PC Connection(R), focused on PCs and compatible products, and MacConnection(R), focused on Apple Macintosh personal computers, known as "Macs", and compatible products. With colorful illustrations, concise product descriptions, relevant technical information and toll-free telephone numbers for ordering, the Company's catalogs are recognized as a leading source for personal computer hardware, software and other related products. The Company distributed approximately 45 million catalogs during the year ended December 31, 2000.

   The Company also markets its products and services through its Internet web sites, www.pcconnection.com and www.macconnection.com. The Company's web sites provide customers and prospective customers with product information and enable customers to place electronic orders for products. Internet sales processed directly online during the fourth quarter of 2000 were $30.6 million, or 8.9% of that quarter's net sales. Online sales in the fourth quarter of 2000 increased 55.3% over the comparable quarter in 1999. For the fiscal year 2000, these sales were $113.0 million, or 7.8% of net sales, compared to 5.6% in 1999. These results represent a 86.5% increase in annual Internet sales over 1999.

   The Company believes that the reason its electronic commerce business is growing so rapidly is that it offers customers the advanced tools they need to quickly make educated purchasing decisions. Working closely with vendors, the Company believes that it is able to provide one of the broadest, leading-edge technology selections in the industry. By using its merchandising expertise, catalog mailings and established infrastructure, the Company has built a profitable Internet business and one that complements all its other sales channels.

   For the Company the web fundamentally supports three key business initiatives:

  . Providing customer choice--The Company has built its business on the premise that its customers should be able to choose how they interact with the Company, be it by mail, telephone, fax, e-mail or over the web.

  . Lowering transactions costs--The Company's web site tools, including robust product search features, Smart Selectors(R), Internet Business Accounts(R) and special interest pages, allow customers to quickly and easily find information about products of interest to them. If they still have questions, the Company's Telesales Representatives and Outbound Account Managers are just a phone call away. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our web sites.

  . Leveraging the time of experienced Account Managers--The Company's investments in technology-based sales and service programs demonstrate the power of technology at its best, leveraging its Account Managers to do what they do best: building and maintaining relationships with customers and helping them to solve their business problems.

Formation of Holding Company

   On January 1, 2000, the Company formed a new holding company structure to support PC Connection's future growth and plans to expand its current business lines through internal growth and potential acquisitions.

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

Industry Background

   The SMB marketplace is very large including approximately 7.4 million small businesses with fewer than 100 employees and approximately 157,000 medium businesses with 100 to 999 employees. SMB's annually spend approximately $150 billion on information technology (IT) products and services with approximately $103 billion spent in product categories addressed by the Company's product and services offerings. These estimates exclude IT spending by consumers, home-based businesses and educational, not-for-profit and governmental organizations.

   The Company believes that sales of personal computers and related products have increased principally as a result of:

  . technological advances leading to significant improvements in performance, functionality and ease of use;

  . lower prices and improved price/performance driven by intense competition among manufacturers, retailers and resellers;

  . increased dependence upon PCs by businesses, educational institutions and governments;

  .  the emergence of industry standards and component commonality;

  .  upgrade of electronic commerce capabilities.

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

Historically, large corporate resellers have served the needs of FORTUNE 1000 companies, and retailers have competed to serve the consumer market. SMBs, the Company's core target customers, are being served by a wide range of suppliers, including direct marketers, large retailers, small, independent, value-added resellers ("VARs"), and local dealerships. The Company believes that the direct field sales model used by large resellers is not an efficient method of reaching SMBs, and that VARs, local dealerships and retailers are unable to match the high level of customer service, extensive selection of products and low prices afforded to SMBs by direct marketers. Intense competition for market share has led manufacturers of PCs and related products to use all available channels to distribute products, including direct marketers. Although certain manufacturers that have traditionally used resellers to distribute their products have established or attempted to establish their own direct marketing operations, including sales through the Internet, the Company believes these manufacturers will continue to provide the Company and other third-party direct marketers favorable product allocations and marketing support.

  The Company believes new entrants to the direct marketing channel must overcome a number of obstacles, including:

  . the time and resources required to build a meaningful customer base, quality and responsiveness for cost-effective circulation;

  . costs of developing the information and operating infrastructure required by direct marketers;

  . the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

  . the difficulty of building relationships with manufacturers to achieve favorable product allocations and attractive pricing terms; and

  . the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

Business Strategies

   The Company's objective is to become the leading rapid response supplier of information technology products and solutions, including personal computers and related products and services, to the Company's customers. The key elements of the Company's business strategies include:

  . The Company provides award-winning customer service before, during and after the sale. The Company believes that it has earned a reputation for providing superior customer service by consistently focusing on its customer needs. The Company has won PC World's "World Class Award for Best Mail Order Company" in nine out of the last eleven years, including a 2000 award for "Best Online/Mail Order Catalog Company". The Company delivers value to its customers through high quality service and technical support provided by its knowledgeable, well-trained personnel. The Company has efficient and innovative delivery programs. It also offers its customers competitive prices and reasonable return policies.

  . The Company maintains a strong brand name and customer awareness. Since its founding in 1982, the Company has built a strong brand name and customer awareness. In July 1999, the Company was the only direct reseller included in the "100 Most Influential Companies in the Computer Industry" by PC Magazine. In 1998 and 1997, the Company was one of only two direct resellers included in the listing. The Company's mailing list includes approximately 3,117,000 names, of which approximately 626,000 have purchased products from the Company during the last 12 months. In 1999, PC Connection ranked among the "Top 100 Hottest Companies on the Internet" by Business 2.0 Magazine.

  . The Company offers a broad product selection at competitive prices. The Company offers its customers a wide assortment of computing, networking, data storage and related products at competitive prices. The Company's merchandising programs feature products that provide customers with aggressive price and performance and the convenience of one-stop shopping for their personal computer and related needs.

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

Growth Strategies

   The Company's growth strategies are to expand and increase penetration of its existing customer base and to broaden its product offerings. The key elements of the Company's growth strategies include the following:

  . Increase outbound telemarketing. The Company plans to continue to increase the number of corporate outbound account managers and assign them to a greater number of customers. Outbound account managers focus exclusively on serving specifically assigned customers and seek to develop a close relationship with those customers by identifying and responding to their needs for computing, networking, data storage and related products.

  . Expand product offerings. The Company continually evaluates information technology products focused on business users, adding new products as they become available or in response to customer demand. The Company works closely with vendors to identify and source first-to-market product offerings at aggressive prices and believes that the expansion of its corporate outbound marketing program will enhance its access to such product offerings. During 2000 and early 2001, PC Connection became the first direct marketer authorized by EMC Corporation to sell EMC's CLARiiON line of mid-range storage area network (SAN) and network attached storage (NAS) data storage products. EMC is currently the world leader in the sale of networked storage solutions.

  . Target specific customer populations. Through targeted mailings, the Company seeks to expand the number of active customers and generate additional sales from its existing customers. The Company has developed specialty catalogs, as well as standard catalogs with special cover pages, featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server and networking products.

  . Expand electronic commerce channel. The Company's Internet web-based catalog provides detailed product descriptions, product search capabilities and on-line order processing. The Company has seen a rapid increase in on-line sales and believes that an increasing number of customers and potential new customers will shop electronically in the future. Therefore, the Company plans to further improve on-line sales capabilities, customer service and product information and customer support available on its Internet web site. During 2000, the number of customers utilizing the Company's proprietary Internet Business Accounts(R) grew six-fold to over 15,500 at December 31, 2000.

  . Pursue strategic acquisitions and alliances. The Company completed its first acquisition in June 1999 of ComTeq Federal, Inc. ("ComTeq"). ComTeq, based in Rockville, Maryland, is a specialty reseller focused on agencies of the federal government. The Company acquired the Merisel Americas, Inc. call center in Marlborough, Massachusetts in January 2000. Through its acquisition program, the Company seeks to acquire new customers, strengthen its product offerings, add management talent and produce operating results, which are accretive to its core business earnings.

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

   The Company provides toll-free technical support from 9 a.m. through 5 p.m., Eastern Standard Time, Monday through Friday. Product support technicians assist callers with questions concerning compatibility, installation, determination of defects and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to the Company for warranty service. In-house technicians perform both warranty and non-warranty repair on most major systems and hardware products.

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

Marketing And Sales

   The Company sells products through its direct marketing channel, primarily to SMBs. The Company seeks to be the primary supplier of computing, networking, data storage and related products to its existing customers and to expand its customer base. The Company uses multiple marketing approaches to reach existing and prospective customers, including:

  .  outbound telemarketing;

  .  catalogs and inbound telesales;

  .  Web and print media advertising; and

  .  marketing programs targeted to specific customer populations.

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

   The following table sets forth the Company's percentage of net sales by sales channel:

                                                                  Years Ended
                                                                  December 31,
                                                                 ----------------
                                                                 2000  1999  1998
                                                                 ----  ----  ----
Sales Channel
  Corporate Outbound............................................  76%   65%   53%
  Inbound Telesales.............................................  16    29    43
  On-Line Internet..............................................   8     6     4
                                                                 ---   ---   ---
    Total....................................................... 100%  100%  100%
                                                                 ===   ===   ===

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

   Account managers focus exclusively on their managed accounts and on outbound sales calls to prospective customers. The Company generally recruits account managers from other sales organizations and from its inbound telemarketing staff. All account managers must successfully complete a two-month training program, which includes instruction in the Company's product offerings and order management systems, as well as selling skills and account management. Thereafter, new account managers are assigned to sales teams where they receive intensive coaching and supervision by experienced supervisors, and periodic refresher training from the sales training staff. Additional training and product education programs are provided continuously through programs supported by the Company's vendors. The Company pays its account managers a base annual salary plus incentive compensation. Incentive compensation is tied to sales volume and gross profit dollar goals by the individual account manager. Account managers historically have significantly increased productivity after approximately 12 months of training and experience. At December 31, 2000, the Company employed 575 account managers, including 327 with fewer than 12 months of outbound telemarketing experience with the Company.

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

   www.pcconnection.com. In November 1996, the Company launched an Internet web site, which includes a complete product catalog. In July 1997, the Company began accepting electronic orders through its Internet web site. The Company also provides updated information for over 23,000 items and on screen images available for over 6,000 items. The Company offers, and continuously updates, selected product offerings and other special buys. The Company believes that in the future its Internet web site will be an important sales source and communication tool for improving customer service.

   Specialty Marketing. The Company's specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, "fax on demand" services, package inserts, fax broadcasts and electronic mail. The Company also markets call-answering and fulfillment services to certain of its product vendors.

   Customers. The Company currently maintains an extensive database of customers and prospects aggregating approximately 3,117,000 names. During the year ended December 31, 2000, the Company received orders from approximately 626,000 customers. Approximately 79% of its net sales in the year ended December 31, 2000 were made to customers who had previously purchased products from the Company, representing an 11% increase from the prior year.

Products And Merchandising

   The Company continuously focuses on expanding the breadth of its product offerings. The Company currently offers approximately 100,000 computing, networking, data storage and related products designed for business applications from over 1,000 manufacturers. The Company offers both PCs and Macs and related products. In 2000, sales of PCs and related products were approximately 90% of net sales. The Company selects the products that it sells based upon their technology and effectiveness, market demand, product features, quality, price, margins and warranties. As part of its merchandising strategy, the Company also offers new types of products related to PCs, such as digital cameras.

   The following table sets forth the Company's percentage of net sales (in dollars) of notebook computers, desktop and server computers, storage devices, software, networking communications, printers, video and monitors, memory, accessories and other products during the years ended December 31, 2000, 1999 and 1998.

                                                                 Percentage Of
                                                                   Net Sales
                                                                 ----------------
                                                                  Years Ended
                                                                  December 31,
                                                                 ----------------
                                                                 2000  1999  1998
                                                                 ----  ----  ----
Notebooks.......................................................  25%   23%   20%
Desktops/Servers................................................  15    15    15
Storage Devices.................................................  10    10    11
Software........................................................  10    12    14
Networking Communications.......................................   8     6     6
Printers........................................................   7     9     8
Video & Monitors................................................   8     8     8
Memory..........................................................   4     4     4
Accessories/Other...............................................  13    13    14
                                                                 ---   ---   ---
      TOTAL..................................................... 100%  100%  100%
                                                                 ===   ===   ===

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

Purchasing And Vendor Relations

   For the year ended December 31, 2000, the Company purchased approximately 43% of its products directly from manufacturers and the balance from distributors and aggregators. The majority of products are shipped directly to the Company's distribution facility in Wilmington, Ohio. During the years ended December 31, 2000 and 1999, product purchases from Ingram Micro, Inc., the Company's largest vendor, accounted for approximately 25.6% and 21.7%, respectively, of its total product purchases. Purchases from Tech Data Corporation comprised 11.2% and 7.0% of the Company's total purchases in the years ended December 31, 2000 and 1999, respectively. No other vendor accounted for more than 10% of the Company's total product purchases. The Company believes that alternative sources for products obtained from Ingram Micro, Inc. and Tech Data Corporation are available.

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

Distribution

   At the Company's approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, the Company receives and ships inventory, configures computer systems and processes returned products. Orders are transmitted electronically from the Company's New Hampshire and Massachusetts sales facilities to the Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Through its Everything Overnight service, the Company guarantees that all orders for in-stock merchandise accepted up until 2:00 a.m. Eastern Standard Time (until midnight on custom-configured systems) can be shipped for overnight delivery via Airborne Express. The Company ships approximately 62% of its orders through Airborne Express. Upon request, orders may also be shipped by other common carriers.

   The Maryland sales facility of ComTeq Federal primarily places product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to ComTeq's customers. Order status with distributors is tracked on line and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to recording revenue.

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

Competition

   The direct marketing and sale of computing, networking, data storage and related products is highly competitive. PC Connection competes with other direct marketers of computers and related products, including CDW Computer Centers, Inc. and Insight Enterprises, Inc. The Company also competes with:

  . certain product manufacturers that sell directly to customers, such as Dell Computer Corporation and Gateway, Inc. and, more recently, Compaq, IBM and Apple;

  . distributors that sell directly to certain customers, such as MicroAge, Inc.;

  . various cost-plus aggregators, franchisers and national computer retailers, such as CompUSA, Inc.; and

  . companies with more extensive Internet web sites and commercial on-line networks.

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

Intellectual Property Rights

   The Company's trademarks include PC Connection(R) and MacConnection(R) and their related logos; Everything Overnight(R), One-Minute Mail Order(R), PC & Mac Connection(R), Systems Connection(R), The Connection(R), Raccoon Character(R), Service Connection(TM), Graphics Connection(TM), Memory Connection(TM), Your Brands, Your Way, Next Day(R), Epiq PC Systems(R) and Webase(R). The Company intends to use and protect these and its other marks, as it deems necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. The Company does not maintain a traditional research and development group, but it works closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computing technology, both with respect to the products it sells and uses.

Employees

   As of December 31, 2000, the Company employed 1,654 persons, of whom 806 were engaged in sales related activities, 99 were engaged in providing customer service and support, 423 were engaged in purchasing, marketing and distribution related activities, 116 were engaged in the operation and development of management information systems, and 210 were engaged in administrative and accounting functions. The Company considers its employee relations to be good. The Company's employees are not represented by a labor union and the Company has never experienced a work stoppage since its inception.

ITEM 2. Properties

   In November 1997, the Company entered into a fifteen year lease for a new corporate headquarters and telemarketing center located at Route 101A, 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated entity, related to the Company through common ownership. The Company occupied this facility upon completion of construction in late November 1998 and the lease payments commenced in December 1998. The Company also leases 205,000 square feet in two facilities in Wilmington, Ohio, which houses its distribution and order fulfillment operations. The Company also operates telemarketing centers in Dover, Amherst and Keene, New Hampshire, as well as Marlborough, Massachusetts and Rockville, Maryland. While the Company believes that its existing distribution facilities in Wilmington, Ohio will be sufficient to support the Company's anticipated needs through the next twelve months, it is evaluating additional and/or alternative facilities for distribution to support future growth.

ITEM 3. Legal Proceedings

   The Company currently is not a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted during the fourth quarter of 2000 to a vote of security holders.

Executive Officers

   The executive officers of the Company and their ages as of March 27, 2001 are as follows:

 Name                Age Position
 ----                --- --------
 Patricia Gallup      47 Chairman of the Board and Chief Executive Officer
 David Hall           51 Vice Chairman of the Board
 Wayne L. Wilson      52 President and Chief Operating Officer
 Robert F. Wilkins    39 Executive Vice President
 Mark A. Gavin        39 Senior Vice President of Finance and Chief Financial
                         Officer
 John L. Bomba, Jr.   47 Vice President of Information Services and Chief
                         Information Officer
 Bradley G. Mousseau  49 Vice President of Human Resources

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

   Robert F. Wilkins has served as Executive Vice President of the Company since January 2000. Mr. Wilkins served as Senior Vice President of Sales and Marketing from January 1999 to January 2000 and Senior Vice President of Merchandising and Product Management of the Company from January 1998 to January 1999. From December 1995 to January 1998, Mr. Wilkins served as Vice President of Merchandising and Product Management of the Company. From September 1994 to December 1995 he was a consultant to the Company and certain of its affiliates. From February 1990 to September 1994, Mr. Wilkins served as President of Mac's Place.

   Mark A. Gavin has served as Senior Vice President of Finance and Chief Financial Officer since January 2000 and as Vice President of Finance and Chief Financial Officer of the Company since March 1998. Prior to joining PC Connection, Mr. Gavin held the position of Executive Vice President and Chief Operating Officer at CFX Corporation, a bank holding company in Keene, New Hampshire. Prior to CFX, Mr. Gavin worked as a Manager for Ernst & Young, LLP.

   John L. Bomba, Jr. has served as Vice President of Information Services and Chief Information Officer of the Company since May 1997. From May 1994 to April 1997, Mr. Bomba served as Director of Worldwide Information Systems for Micro Warehouse, Inc. Prior to May 1994 he served as Director of Professional Services for Innovative Information Systems, Inc.

   Bradley G. Mousseau has served as Vice President of Human Resources since January 2000. Prior to joining PC Connection, Mr. Mousseau served as Vice President of Global Workforce Strategies for Systems & Computer Technology Corporation (SCT) from April 1997 to January 2000. Prior to SCT, Mr. Mousseau served as Vice President of Human Resources for Gabreili Medical Info Systems.

                                    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

 Market Information

   The Company's Common Stock commenced trading on March 3, 1998 on the Nasdaq National Market under the symbol "PCCC". As of March 22, 2001, there were 24,418,860 shares outstanding of the Common Stock of the Company held by approximately 80 stockholders of record.

   The following table sets forth for the fiscal periods indicated the range of high and low bid prices for the Company's Common Stock on the Nasdaq National Market. These prices reflect the three-for-two stock split distributed on May 23, 2000.

2000                                                                High   Low
----                                                               ------ ------
Quarter Ended:
  December 31..................................................... $56.38 $ 8.63
  September 30....................................................  70.25  42.44
  June 30.........................................................  58.50  17.67
  March 31........................................................  23.33  14.17

1999
----
Quarter Ended:
  December 31..................................................... $23.25 $ 9.11
  September 30....................................................  11.58   8.00
  June 30.........................................................  12.67   8.00
  March 31........................................................  18.08   7.42

   The Company has never declared or paid cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. Selected Financial and Operating Data

   The following selected financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for each of the years in the five-year period ended December 31, 2000 are derived from the audited financial statements of the Company. The Company's consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 and the independent auditors' report thereon, are included elsewhere herein.

                                         Years Ended December 31,
                          ----------------------------------------------------------
                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------
                           (dollars in thousands, except per share and selected
                                             operating data)
Statement of Operations
 Data:
  Net sales(1)..........  $1,449,908  $1,080,835  $  749,905  $  562,511  $  340,811
  Cost of sales(1)......   1,273,687     951,489     656,631     486,545     289,606
                          ----------  ----------  ----------  ----------  ----------
  Gross profit..........     176,221     129,346      93,274      75,966      51,205
  Selling, general and
   administrative
   expenses.............     123,972      91,405      68,521      56,596      43,739
  Additional
   stockholder/officer
   compensation(2) .....         --          --        2,354      12,130       1,259
                          ----------  ----------  ----------  ----------  ----------
  Income from
   operations...........      52,249      37,941      22,399       7,240       6,207
  Interest expense......      (2,086)     (1,392)       (415)     (1,355)     (1,269)
  Other, net............         589         116         565         (42)         70
                          ----------  ----------  ----------  ----------  ----------
  Income before income
   taxes................      50,752      36,665      22,549       5,843       5,008
  Income tax
   provision(3).........     (19,289)    (13,935)     (3,905)       (639)       (252)
                          ----------  ----------  ----------  ----------  ----------
  Net income............  $   31,463  $   22,730  $   18,644  $    5,204  $    4,756
                          ==========  ==========  ==========  ==========  ==========
                                                    Pro Forma Data(4)
                                                  ----------------------
Basic net income per
 share (5)..............  $     1.31  $      .97  $      .61  $      .17
                          ==========  ==========  ==========  ==========
Diluted net income per
 share (5)..............  $     1.23  $      .94  $      .59  $      .17
                          ==========  ==========  ==========  ==========


Selected Operating Data:
  Active customers(6)...     626,000     732,000     684,000     510,000     424,000
  Catalogs distributed..  45,028,000  47,325,000  42,150,000  33,800,000  18,600,000
  Orders entered(7).....   1,521,000   1,622,000   1,510,000   1,252,000     910,000
  Average order
   size(7)..............  $    1,115  $      781  $      580  $      524  $      453

                                               December 31,
                          ----------------------------------------------------------
                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------
                                          (dollars in thousands)
Balance Sheet Data:
  Working capital.......  $  111,669  $   72,250  $   53,768  $   18,907  $   14,622
  Total assets..........     250,413     223,537     164,510     105,442      77,358
  Short-term debt.......       1,153       1,137         123      29,568      13,057
  Long-term debt (less
   current maturities):
    Capital lease
     obligations........       6,792       6,945       7,081         --          --
    Term loan...........         --          --          --        3,250       4,250
    Note payable........       1,000       2,000         --          --          --
  Total stockholders'
   equity...............     138,687      94,223      69,676      24,120      18,043

--------
(1) All net sales amounts reflect the reclassification of amounts billed to customers in sales transactions related to shipping and handling as revenue, in accordance with the Emerging Issues Task Force (EITF) consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Previously, the Company recorded such charges as a reduction of cost of goods sold.
(2) Represents amounts accrued or distributed in excess of aggregate annual base salaries approved by the Board of Directors prior to the Company's Initial Public Offering and generally represented Company-related federal income tax obligations payable by the stockholders.
(3) For all periods prior to March 6, 1998, the Company had been an S Corporation and, accordingly, had not been subject to federal income taxes.

(4) Pro forma adjustments have been made to the historical results of operations to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for 1998 and 1997. The computation of income tax expense was made assuming an effective tax rate of approximately 39%.
(5) All per share data has been adjusted for a 3-for-2 stock split distributed on May 23, 2000.
(6) Represents estimates of all customers included in the Company's mailing list who have made a purchase within the last twelve month period.
(7) Does not reflect cancellations or returns.

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

   The Company offers both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last four years, from 23.0% of net sales in 1996 to 10.3% of net sales for the year ended December 31, 2000. The Company believes that sales attributable to Mac products will continue to decrease as a percentage of net sales and may also decline in absolute dollar volume in 2001 and future years.

   All of the Company's product categories experienced strong growth for the year ended December 31, 2000, with sales of networking communications representing the fastest growing category. Sales of networking communications, which generally yield a high gross profit margin percentage, relative to other products, grew by more than 63% in 2000 when compared to 1999. Partially as a result of the higher networking communication sales, the Company's gross margin percentage improved for the year ended December 31, 2000. Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in the Company's average order size from $580 in the year ended December 31, 1998 to $1,115 in the year ended December 31, 2000. Computer systems generally provide the largest gross profit dollar contribution per order of all the Company's products, although they usually yield the lowest gross margin percentage.

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

   The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell and Gateway, manufacturers of PCs sold by the Company, such as Apple, Compaq and IBM, have also announced or implemented varying plans to sell PCs directly to end users. The Company currently believes that direct sales by Compaq and IBM will not have a significant adverse effect upon the Company's net sales.

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

                                                     Years Ended December 31,
                                                     --------------------------
                                                       2000      1999     1998
                                                     --------  --------  ------
Net sales (in millions)                              $1,449.9  $1,080.8  $749.9
                                                     ========  ========  ======
Net sales...........................................    100.0%    100.0%  100.0%
Gross profit........................................     12.2      12.0    12.4
Selling, general and administrative expenses........      8.6       8.5     9.1
Additional stockholder/officer compensation.........      0.0       0.0     0.3
Income from operations..............................      3.6       3.5     3.0
Interest expense....................................     (0.1)     (0.1)   (0.0)
Income before income taxes..........................      3.5       3.4     3.0
Income taxes........................................     (1.3)     (1.3)   (0.5)
Net income..........................................      2.2       2.1     2.5
Pro forma net income................................                        1.8

   The following table sets forth the Company's percentage of net sales by platform, sales channel, and product mix:
                                                     Years Ended December 31,
                                                     --------------------------
                                                       2000      1999     1998
                                                     --------  --------  ------
Platform
  PC and Multi Platform.............................       90%       85%     81%
  Mac...............................................       10        15      19
                                                     --------  --------  ------
    Total...........................................      100%      100%    100%
                                                     ========  ========  ======
Sales Channel
  Corporate Outbound................................       76%       65%     53%
  Inbound Telesales.................................       16        29      43
  On-Line Internet..................................        8         6       4
                                                     --------  --------  ------
    Total...........................................      100%      100%    100%
                                                     ========  ========  ======
Product Mix
  Notebooks.........................................       25%       23%     20%
  Desktop/Servers...................................       15        15      15
  Storage Devices...................................       10        10      11
  Software..........................................       10        12      14
  Networking Communications.........................        8         6       6
  Printers..........................................        7         9       8
  Video & Monitors..................................        8         8       8
  Memory............................................        4         4       4
  Accessories/Other.................................       13        13      14
                                                     --------  --------  ------
    Total...........................................      100%      100%    100%
                                                     ========  ========  ======

   Sales of enterprise server and networking products (included in the above product mix) were 17.4%, 11.6% and 7.3% of net sales for the years ended December 2000, 1999 and 1998, respectively.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999


   Net sales increased $369.1 million, or 34.2%, to $1,449.9 million in 2000 from $1,080.8 million in 1999. The growth in net sales was attributable to (i) a continued expansion and increased productivity of our outbound telemarketing group, and (ii) an increased focus on enterprise server and networking product categories.

   As of December 31, 2000, the number of account managers totaled 575, a 67% increase, compared to 345 account managers at the end of 1999. As a result, outbound sales increased $394.3 million, or 55.9%, to $1,099.9 million in 2000 from $705.6 million in 1999. Enterprise networking product sales increased $128.0 million, or 102.4%, to $253.0 million for the year ended December 31, 2000 from $125.0 million in 1999.

   Gross profit increased $46.9 million, or 36.3%, to $176.2 million in 2000 from $129.3 million in 1999. The increase in gross profit dollars was attributable to the increase in net sales described above. Gross profit margin increased from 12.0% in 1999 to 12.2% in 2000 due to a continuing focus on solution sales to business, government and educational customers and an increased focus on higher margin enterprise networking products cited above. The Company's gross margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

   Selling, general and administrative expenses increased $32.6 million, or 35.7%, to $124.0 million in 2000 from $91.4 million in 1999 and increased as a percentage of sales to 8.6% in 2000 from 8.5% in 1999. This increase was attributable to increases in sales personnel, bad debt, and facility costs, and offset by a decrease in net advertising expense.

   Income from operations increased by $14.3 million, or 37.7%, to $52.2 million for the year ended December 31, 2000 from $37.9 million for the comparable period in 1999. Income from operations as a percentage of net sales increased from 3.5% in 1999 to 3.6% in 2000 for the reasons discussed above.

   Interest expense increased by $.7 million, or 50.0%, to $2.1 million in 2000 from $1.4 million in 1999 due to increased borrowings under the Company's line of credit necessitated by the Company's growth. Interest expense is offset by interest income from short-term investments.

   The Company's effective tax rate was 38% for both 2000 and 1999.

   Net income increased by $8.8 million, or 38.8%, to $31.5 million in 2000 from $22.7 million in 1999, principally as a result of the increase in income from operations.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Net sales increased $330.9 million, or 44.1%, to $1,080.8 million in 1999 from $749.9 million in 1998. The growth in net sales, which included a 34.6% increase in average order size, was attributable to (i) continued improvements in merchandising and product mix, including the stocking and sale of computer systems; (ii) continued expansion and increased productivity of the Company's outbound telemarketing group; (iii) an increase in the number of catalog mailings; and (iv) sales attributed to the acquisition of ComTeq in June 1999.

   Notebook computer systems increased to 23.2% of net sales in 1999 from 20.0% in 1998. Outbound sales increased $306.7 million, or 76.9%, to $705.6 million in 1999 from $398.9 million in 1998. The number of catalogs mailed increased by 12.1%, from 42.2 million catalogs in 1998 to 47.3 million catalogs in 1999.

   Gross profit increased $36.0 million, or 38.6%, to $129.3 million in 1999 from $93.3 million in 1998. The increase in gross profit dollars was attributable to the increase in net sales described above. Gross profit margin decreased from 12.4% in 1998 to 12.0% in 1999 due to a higher rate of growth in sales of lower margin computer systems, increased price competition, decreases in average unit selling prices and an increase in the rate of outbound sales which generally carry a lower gross margin percentage. However, the Company continued to generate higher gross profit dollars per order, enabling it to leverage its operating expenses, as described below. The Company's gross profit margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

   Selling, general and administrative expenses increased $22.9 million, or 33.4%, to $91.4 million in 1999 from $68.5 million in 1998, but decreased as a percentage of sales to 8.5% in 1999 from 9.1% in 1998. The increase in expense was attributable to increases in volume-sensitive costs such as sales personnel and credit card fees. The decrease as a percentage of net sales was attributable to the continued leveraging of selling, general and administrative expenses over a larger sales base.

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

   Income from operations increased by $15.5 million, or 69.2%, to $37.9 million for the year ended December 31, 1999 from $22.4 million for the comparable period in 1998. Income from operations as a percentage of net sales increased from 3.0% in 1998 to 3.5% in 1999 for the reasons discussed above.

   Interest expense increased by $1.0 million, or 250%, to $1.4 million in 1999 from $.4 million in 1998 due to the capital lease obligation for the Merrimack facility which began in December 1998 and increased borrowings under the Company's line of credit.

   The tax provision for 1999 reflects a full year of the Company being taxed as a C Corporation. In 1998, the Company's effective tax rate was 17.3% as a result of both its taxation as an S Corporation for a part of the year as well as the recognition of certain deferred tax assets upon conversion to a C Corporation.

   Net income increased by $4.1 million, or 22%, to $22.7 million in 1999 from $18.6 million in 1998 due to the result of the increase in income from operations. As described above, 1998 net income was also favorably impacted by the Company's previous S Corporation status and its conversion to a C Corporation.

Liquidity and Capital Resources

   The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. The Company believes that funds generated from operations, together with available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least for the next twelve calendar months. The Company's ability to continue funding its planned growth, both internally and externally, is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

   At December 31, 2000, the Company had cash and cash equivalents of $7.4 million and working capital of $111.7 million.

   Net cash used by operating activities was $4.0 million in the year ended December 2000, compared to $16.0 million and $29.4 million provided in the years ended December 31, 1999, and 1998, respectively. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Historically, inventories and accounts payable have increased as a result of the sales growth of the Company. Accounts payable decreased in 2000 due to increased utilization of vendor discounts. Accounts receivable have increased primarily due to an increase in open account sales to commercial customers resulting from the Company's continued efforts to increase its sales to such customers offset in part by a higher rate of increase in accounts receivable allowances for sales returns and doubtful accounts related to the growth in sales.

   At December 31, 2000, the Company had $86.2 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $12.1 million payable to two financial institutions under security agreements to facilitate the purchase of inventory.

   Capital expenditures were $12.6 million, $7.7 million and $9.9 million in the years ended December 31, 2000, 1999 and 1998, respectively. The Company expects capital expenditures, primarily for the purchase of computer hardware and software and other fixed assets, to be approximately $8.7 million for the year ending December 31, 2001.

   The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $70 million, which bears interest at various rates ranging from the prime rate (9.50% at December 31, 2000) to prime less 1%, depending on the ratio of senior debt to EBITDA. The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at December 31, 2000.

   In January 2000, the Company used available cash to acquire the Merisel Americas, Inc. call center in Marlborough, Massachusetts. In 1999, it used available cash and sellers notes to acquire ComTeq Federal, Inc., a Maryland-based specialty reseller of computing products to agencies of the federal government. Management could, in the future, use debt, cash, or stock to effect additional acquisitions.

Recently Issued Financial Accounting Standards

   In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") adjusted to be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

   In December 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB clarifies certain elements of revenue recognition. Since December 1999, the SEC has issued several amendments that postponed the implementation date to the fourth quarter of fiscal 2000. Implementation of the SAB did not have a material impact on the Company's consolidated financial statements.

   In July 2000 the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The Consensus specifically stated that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It was previously the Company's policy to record such revenues as a reduction of cost of goods sold. The Company adopted this Consensus in the fourth quarter of fiscal 2000. All net sales amounts and gross margin percentages reflect the reclassification of amounts billed to customers in sales transactions related to shipping and handling as revenue for all periods presented.

Inflation

   The Company has historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. The Company does not expect inflation to have a significant impact on its business in the future.

Factors That May Affect Future Results and Financial Condition

   The Company's future results and financial condition are dependent on its ability to continue to successfully market, sell and distribute computers, hardware and software. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable financial condition and operating results. Potential risks and uncertainties that could affect the Company's future financial condition and operating results include, without limitation, the following factors:

The Company has experienced rapid growth in recent years and there is no assurance that it will be able to manage or sustain such growth.

   The Company's net sales have grown from $340.8 million for the year ended December 31, 1996 to $1.45 billion for the year ended December 31, 2000. This growth has placed, and any future growth will place, increasing demands on the Company's administrative, operational, financial and other resources. The Company's staffing levels and operating expenses have increased and are expected to increase substantially in the future. The Company also expects that any future growth will continue to challenge its ability to hire, train, motivate and manage employees. If the Company's net sales do not increase in proportion to its operating expenses or if the Company experiences a decrease in net sales, or its information systems do not expand to meet increasing demands, or the Company fails to attract, assimilate and retain qualified personnel or otherwise fails to manage its growth effectively, there would be a material adverse effect on the Company's results of operations.

The Company may experience quarterly fluctuations and seasonality which could impact its business.

   Several factors have caused the Company's sales and results of operations to fluctuate, and the Company expects these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

  .  changes in the overall level of economic activity;

  . changes in the level of business investment in information technology products;

  .  the condition of the personal computer industry in general;

  .  shifts in demand for hardware and software products;

  .  industry shipments of new products or upgrades;

  .  the timing of new merchandise and catalog offerings;

  .  fluctuations in marketing response rates;

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

   The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. The Company's success depends in large part on its ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, the Company has and may continue to carry increased inventory levels of certain products. By so doing, it is subject to the increased risk of inventory obsolescence. Also, in order to implement its business strategy, the Company intends, among other things, to place larger than typical inventory stocking orders, and increase participation in first-to-market purchase opportunities. In the future, the Company may also participate in end-of-life-cycle purchase opportunities and market products on a private-label basis, which would increase the risk of inventory obsolescence. In addition, the Company sometimes acquires special purchase products without return privileges. There can be no assurance that the Company will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are also taking steps to reduce their inventory exposure by supporting "build to order" programs authorizing distributors and resellers to assemble computer hardware under the manufacturers' brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like the Company which could negatively impact the Company's financial condition.

The Company acquires products for resale from a limited number of vendors; the loss of any one of these vendors could have a material adverse effect on its business.

   The Company acquires products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to the Company constituted 54.4% and 50.7% of the Company's total product purchases in the years ended December 31, 2000 and 1999, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 25.6% and 21.7% of the Company's total product purchases in the years ended December 31, 2000 and 1999, respectively. Purchases from Tech Data Corporation comprised 11.2% and 7.0% of the Company's total product purchases in the years ended December 31, 2000 and 1999, respectively. No other vendor supplied more than 10% of the Company's total product purchases in the year ended December 31, 2000. If the Company were unable to acquire products from Ingram Micro, Inc., the Company could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on the Company's results of operations and cash flows.

   Substantially all of the Company's contracts and arrangements with its vendors that supply significant quantities of products are terminable by such vendors or the Company without notice or upon short notice. Most of the Company's product vendors provide it with trade credit, of which the net amount outstanding at December 31, 2000 was $86.2 million. Termination, interruption or contraction of relationships with the Company's vendors, including a reduction in the level of trade credit provided to the Company, could have a material adverse effect on the Company's financial position.

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

   The direct marketing industry and the computer products retail business, in particular, are highly competitive. The Company competes with consumer electronics and computer retail stores, including superstores. The Company also competes with other direct marketers of hardware and software and computer related products, including an increasing number of Internet retailers, some of which sell products at or below cost. Certain hardware and software vendors are selling their products directly through their own catalogs and over the Internet. The Company competes not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of the Company's competitors have greater financial and marketing resources, larger catalog circulations and customer bases, and other resources than does the Company. In addition, many of the Company's competitors offer a wider range of products and services than it does and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than the Company. The Company expects competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

   The Company cannot assure that it can continue to compete effectively against its current or future competitors. In addition, price is an important competitive factor in the personal computer hardware and software market and the Company cannot assure that the Company will not face increased price competition. If the Company encounters new competition or fails to compete effectively against competitors, its business could be adversely affected.

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

The methods of distributing computers and related products are changing and such changes may negatively impact the Company and its business.

   The manner in which computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end-users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of the Company's vendors, including Apple, Compaq and IBM, currently sell some of their products directly to end-users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end-users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end-users could have a material adverse effect on the Company's results of operations.

The Company could experience system failures which would interfere with its ability to process orders.

   The Company depends on the accuracy and proper use of its management information systems including its telephone system. Many of the Company's key functions depend on the quality and effective utilization of the information generated by its management information systems, including:

  . the Company's ability to manage inventory and accounts receivable collection;

  . the Company's ability to purchase, sell and ship products efficiently and on a timely basis; and

  .  the Company's ability to maintain operations.

   Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

   The Company's management information systems require continual upgrades to most effectively manage its operations and customer database. Although the Company maintains some redundant systems, with full data backup, a substantial interruption in management information systems or in telephone communication systems would substantially hinder its ability to process customer orders and thus could have a material adverse effect on the Company's business.

The Company may not have sufficient distribution facilities to support future growth.

   The Company's current distribution facilities may be inadequate to support any significant growth in the future. The Company currently occupies two buildings aggregating 205,000 square feet in Wilmington, Ohio under leases which expire in 2002 and 2003. There is no assurance that the Company can renew these leases on favorable terms or at all. The Company is continually assessing its needs for additional distribution facilities. There can be no assurance that suitable commercial facilities will be available, or if available, that such facilities would be available at commercially reasonable rates.

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

   The Company ships approximately 62% of its products to customers by Airborne Freight Corporation D/B/A "Airborne Express", with the remainder being shipped by United Parcel Service of America, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect the Company's ability to market or deliver products to customers on a timely basis.

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

   The Company mails catalogs and sends electronic messages to names in its proprietary customer database and to potential customers whose names the Company obtains from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny. Any domestic or foreign legislation enacted limiting or prohibiting these practices could negatively affect the Company's business.

The Company faces many uncertainties relating to the collection of state sales or use tax.

   The Company presently collects sales tax only on taxable sales of products to residents of Ohio, Tennessee, Maryland, Massachusetts and Virginia. The Company began collecting sales tax in Massachusetts in

January 2000. Taxable sales to customers located within Ohio, Tennessee, Maryland, Massachusetts and Virginia were approximately 9% of the Company's net sales during the year ended December 31, 2000. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, the Company's contact with many states may exceed the contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on the Company in states to which the Company ships products would result in additional administrative expenses to the Company, could result in price increases to its customers, and could reduce demand for its product.

The Company is dependent on key personnel.

   The Company's future performance will depend to a significant extent upon the efforts and abilities of its senior executives. The competition for qualified management personnel in the computer products industry is very intense, and the loss of service of one or more of these persons could have an adverse effect on the Company's business. The Company's success and plans for future growth will also depend on its ability to hire, train and retain skilled personnel in all areas of its business, including sales account managers and technical support personnel. There can be no assurance that the Company will be able to attract, train and retain sufficient qualified personnel to achieve the Company's business objectives.

The Company is controlled by two principal stockholders.

   Patricia Gallup and David Hall, the Company's two principal stockholders, beneficially own or control, in the aggregate, approximately 71% of the outstanding shares of the Company's common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend or repeal the Company's charter and bylaws, or take other actions requiring the vote or consent of the Company's stockholders and prevent a takeover of the Company by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive the Company's stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of the Company. Such control may result in decisions that are not in the best interest of the Company's public stockholders. In connection with the Company's initial public offering, the principal stockholders placed all except 60,000 of the shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for the Company's common stock at a premium as well as have a negative impact on the market price of the Company's common stock.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

   The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no borrowings outstanding pursuant to the credit agreement as of December 31, 2000. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

   The Company's credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. The fair value of the Company's credit agreement is not significantly affected by changes in market interest rates, as the change in fair value of the Company's long-term debt resulting from a hypothetical 10% increase or decrease in interest rates is not material.

ITEM 8. Consolidated Financial Statements and Supplementary Data

   The information required by this Item is included in this Report beginning at page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The information included under the captions "Information Concerning Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on May 24, 2001 (the "Proxy Statement") is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after December 31, 2000. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

ITEM 11. Executive Compensation

   The information under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

   The information under the heading "Certain Transactions and Relationships" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Consolidated Financial Statements, Schedule, and Reports on Form 8-K

  (a) List of Documents Filed as Part of This Report:

     (1) Consolidated Financial Statements

       The consolidated financial statements listed below are included in this document.

       Consolidated Financial Statements                        Page References
       ---------------------------------                        ---------------
       Report of Management....................................       F-2
       Independent Auditors' Report............................       F-3
       Consolidated Balance Sheets.............................       F-4
       Consolidated Statements of Income.......................       F-5
       Consolidated Statement of Changes in Stockholders'
        Equity.................................................       F-6
       Consolidated Statements of Cash Flows...................       F-7
       Notes to Consolidated Financial Statements..............       F-8

     (2) Consolidated Financial Statement Schedule:

       The following Consolidated Financial Statement Schedule of the Company as set forth below is filed with this report:

       Schedule                                                   Page Reference
       --------                                                   --------------
       Schedule II--Valuation and Qualifying Accounts............      S-1

     (3) Supplementary Data

       Not applicable.

  (b) Reports on Form 8-K

     Not applicable.

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

 *10.4    Lease between the Registrant and Gallup & Hall partnership, dated May
          1, 1997, for property located at 442 Marlboro Street, Keene, New
          Hampshire.

 *10.5    Lease between the Registrant and Gallup & Hall partnership, dated
          June 1, 1987, as amended, for property located in Marlow, New
          Hampshire.

 *10.6    Lease between the Registrant and Gallup & Hall partnership, dated
          July 22, 1998, for property located at 450 Marlboro Street, Keene,
          New Hampshire.

 *10.7    Lease between the Registrant and Dataproducts Corporation, dated June
          22, 1993, as amended, for property located at 528 Route 13 South, Milford, New Hampshire.

 *10.8 Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997 for property located at Route 101A, Merrimack, New Hampshire.

 *10.9 Employment Agreement between the Registrant and Wayne L. Wilson, dated August 16, 1995.

 *10.10 Employment Agreement between the Registrant and Robert F. Wilkins, dated December 23, 1995.

 *10.11   Letter Agreement between the Registrant and Airborne Freight
          Corporation D/B/A "Airborne Express," dated April 30, 1990, as amended.

 *10.12   Agreement between the Registrant and Ingram Micro, Inc., dated
          October 30, 1997, as amended.

 *10.13   Employment Agreement, dated as of January 1, 1998, between the
          Registrant and Patricia Gallup.

 *10.14   Form of Registration Rights Agreement among the Registrant, Patricia
          Gallup, David Hall and the 1998 PC Connection Voting Trust.

 **10.15 Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998 for property located at Route 101A, Merrimack, New Hampshire.

 **10.16  Employment Agreement between the Registrant and John L. Bomba, dated
          March 28, 1997.

 **10.17  Employment Agreement between the Registrant and Mark A. Gavin, dated
          February 5, 1998.

 ***10.18 Agreement for Wholesale Financing, dated as of March 25, 1998, between the Registrant and Deutsche Financial Services Corporation.

 ***10.19 Amendment to Agreement for Wholesale Financing, dated as of March 25,
          1998, between the Registrant and Deutsche Financial Services
          Corporation.

 ***10.20 Amendment to Agreement for Wholesale Financing, dated as of November
          5, 1999, between the Registrant and Deutsche Financial Services
          Corporation.

 Exhibits                             Page Reference
 --------                             --------------
 ***10.21  Amendment to Agreement for Wholesale Financing, dated as of February
           25, 2000 between the Registrant and Deutsche Financial Services
           Corporation.

 ***10.22  Guaranty, dated as of February 25, 2000, entered into by PC
           Connection, Inc. in connection with the Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000, between the Registrant and Deutsche Financial Services Corporation.

 ***10.23 Agreement for Inventory Financing, dated as of August 17, 1999, between the Registrant and IBM Credit Corporation.

 ***10.24  Amendment to Agreement for Inventory Financing, dated as of February
           25, 2000, between the Registrant and IBM Credit Corporation.

 ***10.25  Guaranty, dated as of February 25, 2000, entered into by PC
           Connection, Inc., PC Connection Sales of Massachusetts, Inc.,
           Merrimack Services Corp. and ComTeq Federal, Inc., in connection with the Amendment to Agreement for Inventory Financing, dated as of February 25, 2000, between the Registrant and IBM Credit
           Corporation.

 ***10.26 Agreement for Wholesale Financing, dated as of October 12, 1993, between ComTeq Federal, Inc. and IBM Credit Corporation.

 ***10.27  Amendment to Agreement for Wholesale Financing, dated as of December
           23, 1999, between ComTeq Federal, Inc. and IBM Credit Corporation.

 ***10.28 Amendment to Addendum to Agreement for Wholesale Financing, dated as of December 23, 1999, between ComTeq Federal, Inc. and IBM Credit
           Corporation.

 ***10.29  Amendment to Agreement for Wholesale Financing, dated as of February
           25, 2000, between ComTeq Federal, Inc. and IBM Credit Corporation.

 ***10.30 Guaranty, dated as of February 25, 2000, entered into by the Registrant, PC Connection, Inc., PC Connection Sales of
           Massachusetts, Inc. and Merrimack Services Corp., in connection with the Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000, between ComTeq Federal, Inc. and IBM Credit
           Corporation.

 ***10.31 Agreement for Wholesale Financing, dated as of February 25, 2000, between ComTeq Federal, Inc. and Deutsche Financial Services
           Corporation.

 ***10.32  Guaranty, dated as of February 25, 2000, entered into by PC
           Connection, Inc. in connection with the Agreement for Wholesale
           Financing, dated as of February 25, 2000, between ComTeq Federal,
           Inc. and Deutsche Financial Services Corporation.

 ***10.33 Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant
           (assignee).

 ***10.34 Amended and Restated Credit Agreement, dated February 25, 2000, between PC Connection, Inc., the Lenders Party hereto and Citizens
           Bank of Massachusetts.

 10.35     Amendment, dated January 1, 1999, to the Lease Agreement between the
           Registrant and Gallup & Hall Partnership, dated June 1, 1987, as amended for property located in Marlow, New Hampshire.

 ****10.36 Lease between Merrimack Services Corporation and White Knight Realty
           Trust, dated October 19, 2000 for property located at 7 Route 101A,
           Amherst, New Hampshire.

 10.37     Amendment to Employment Agreement between the Registrant and Robert
           Wilkins dated December 23, 1995.

 10.38     Lease between Merrimack Services Corporation and Schleicher &
           Schuell, Inc., dated November 16, 2000 for property located at 10
           Optical Avenue, Keene, New Hampshire.

 10.39     Lease between PC Connection Sales and Dover Mills L.P., dated May 1,
           2000 for property located at 100 Main Street, Dover, New Hampshire.

 10.40     Lease between Comteq Federal, Inc. and Rockville Office/Industrial
           Associates dated December 14, 1993 for property located at 7503
           Standish Place, Rockville, Maryland.

 Exhibits                             Page Reference
 --------                             --------------
 10.41    Amendment, dated November 1, 1996 to the Lease Agreement between
          ComTeq Federal, Inc. and Rockville Office/Industrial Associates for
          property located in Rockville, Maryland.

 10.42    Amendment, dated March 31, 1998 to the Lease Agreement between ComTeq
          Federal, Inc. and Rockville Office/Industrial Associates, dated
          November 1, 1996, as amended for property located in Rockville, Maryland.

 10.43    Amendment, dated August 31, 2000 to the Lease Agreement between
          ComTeq Federal, Inc. and Rockville Industrial Associates, dated March
          31, 1998, as amended for property located in Rockville, Maryland.

 10.44    Amendment dated June 26, 2000 to the Lease Agreement between
          Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated July 31, 1998 for property located at 2840 Old State Route 73,
          Wilmington, Ohio.

 10.45    Lease between PC Connection, Inc. and The Hillsborough Group, dated
          January 5, 2000 for property located at 706 Route 101A, Merrimack,
          New Hampshire.

 21.1     Subsidiaries of Registrant.

 23.1     Consent of Deloitte & Touche LLP.

--------
* Incorporated by reference from the exhibits filed with the Company's registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
*** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
**** Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 0-23827, filed on November 14, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PC Connection, Inc.

                                          By: /s/ Patricia Gallup
Date: March 30, 2001                         ----------------------------------
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

             Name                               Title                       Date
             ----                               -----                       ----

    /s/ Patricia Gallup         CEO and Director                       March 30, 2001
_______________________________ (Principal Executive Officer)
        Patricia Gallup

    /s/ Wayne L. Wilson         President and COO                      March 30, 2001
_______________________________ (Principal Operating Officer)
        Wayne L. Wilson

    /s/ Peter J. Baxter         Director                               March 30, 2001
_______________________________
        Peter J. Baxter

  /s/ David Beffa-Negrini       Director                               March 30, 2001
_______________________________
      David Beffa-Negrini

     /s/ Mark A. Gavin          Chief Financial Officer                March 30, 2001
_______________________________ (Principal Financial and Accounting
         Mark A. Gavin          Officer)

       /s/ David Hall           Vice Chairman and Director             March 30, 2001
_______________________________
          David Hall

    /s/ Martin C. Murrer        Director                               March 30, 2001
_______________________________
       Martin C. Murrer

                      PC CONNECTION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Management..................................................... F-2

Independent Auditors' Report............................................. F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999............. F-4

Consolidated Statements of Income for the years ended December 31, 2000,
 1999, and 1998.......................................................... F-5

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998................................. F-6

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999, and 1998.................................................... F-7

Notes to Consolidated Financial Statements............................... F-8

                              REPORT OF MANAGEMENT

   Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K rests with PC Connection, Inc. and subsidiaries ("the Company") management. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

   The Company maintains an effective internal control structure. It consists, in part, of an organization with clearly defined lines of responsibility and delegation of authority, comprehensive systems and control procedures. We believe this structure provides reasonable assurance that transactions are executed in accordance with management authorization and accounting principles generally accepted in the United States of America.

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

Patricia Gallup                    Wayne L. Wilson                 Mark A. Gavin
Chairman and Chief Executive       President and Chief Operating   Chief Financial
Officer                            Officer                         Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
PC Connection, Inc. and Subsidiaries
Merrimack, New Hampshire

   We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the financial statements, in accordance with Emerging Issues Task Force consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company has recorded certain reclassifications of amounts billed to customers for shipping and handling fees.

Deloitte & Touche LLP

Boston, Massachusetts
January 25, 2001

                      PC CONNECTION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands, except per share data)

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................. $  7,363 $ 20,416
  Accounts receivable, net...................................  139,644   99,405
  Inventories--merchandise...................................   54,679   64,348
  Deferred income taxes......................................    2,175    1,991
  Income taxes receivable....................................    4,882    1,403
  Prepaid expenses and other current assets..................    3,064    3,248
                                                              -------- --------
    Total current assets.....................................  211,807  190,811
Property and equipment, net..................................   28,665   23,126
Other assets.................................................      432      169
Goodwill.....................................................    9,509    9,431
                                                              -------- --------
    Total Assets............................................. $250,413 $223,537
                                                              ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of capital lease obligation to
   affiliate................................................. $    153 $    137
  Current maturities of long-term debt.......................    1,000    1,000
  Accounts payable...........................................   86,216  105,547
  Accrued expenses and other liabilities.....................   12,769   11,877
                                                              -------- --------
    Total current liabilities................................  100,138  118,561
Long-term debt, less current maturities......................    1,000    2,000
Capital lease obligation to affiliate, less current
 maturities..................................................    6,792    6,945
Deferred taxes...............................................    3,555    1,579
Other liabilities............................................      241      229
                                                              -------- --------
    Total Liabilities........................................  111,726  129,314
                                                              -------- --------
Commitments and Contingencies (Note 11)
Stockholders' Equity:
  Preferred Stock, $.01 par value, 7,500 shares authorized, 0
   outstanding at December 31, 2000 and December 31, 1999....       --       --
  Common Stock, $.01 par value, 30,000 shares authorized,
   24,416 and 23,653 issued and outstanding at December 31,
   2000 and December 31, 1999, respectively..................      244      237
Additional paid-in capital...................................   71,542   58,548
Retained earnings............................................   66,901   35,438
                                                              -------- --------
    Total Stockholders' Equity...............................  138,687   94,223
                                                              -------- --------
    Total Liabilities and Stockholders' Equity............... $250,413 $223,537
                                                              ======== ========


                See notes to consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (amounts in thousands, except per share data)

                                                Years Ended December 31,
                                             --------------------------------
                                                2000        1999       1998
                                             ----------  ----------  --------
Net sales................................... $1,449,908  $1,080,835  $749,905
Cost of sales...............................  1,273,687     951,489   656,631
                                             ----------  ----------  --------
  Gross Profit..............................    176,221     129,346    93,274
Selling, general and administrative
 expenses...................................    123,972      91,405    68,521
Additional stockholder/officer
 compensation...............................         --          --     2,354
                                             ----------  ----------  --------
  Income from operations....................     52,249      37,941    22,399
Interest expense............................     (2,086)     (1,392)     (415)
Other, net..................................        589         116       565
                                             ----------  ----------  --------
Income before taxes.........................     50,752      36,665    22,549
Income taxes................................    (19,289)    (13,935)   (3,905)
                                             ----------  ----------  --------
  Net income................................ $   31,463  $   22,730  $ 18,644
                                             ==========  ==========  ========
Earnings per common share:
  Basic..................................... $     1.31  $      .97
                                             ==========  ==========
  Diluted................................... $     1.23  $      .94
                                             ==========  ==========
Pro forma data:
  Historical income before income taxes.....                         $ 22,549
  Pro forma income taxes....................                           (8,721)
                                                                     --------
  Pro forma net income......................                         $ 13,828
                                                                     ========
  Pro forma basic net income per share......                         $    .61
                                                                     ========
  Pro forma diluted net income per share....                         $    .59
                                                                     ========




                See notes to consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                  Common Stock  Additional
                                  -------------  Paid-In   Retained
                                  Shares Amount  Capital   Earnings   Total
                                  ------ ------ ---------- --------  --------
Balance, December 31, 1997....... 17,699  $177   $ 4,038   $ 19,905  $ 24,120
Net proceeds from initial public
 offering........................  5,391    54    57,199         --    57,253
Dividend.........................     --    --    (7,196)   (25,841)  (33,037)
Exercise of stock options,
 including income tax benefits...    318     3     1,396         --     1,399
Compensation under nonstatutory
 stock option agreements.........     --    --     1,297         --     1,297
Net income.......................     --    --        --     18,644    18,644
                                  ------  ----   -------   --------  --------
Balance, December 31, 1998....... 23,408   234    56,734     12,708    69,676
                                  ------  ----   -------   --------  --------
Exercise of stock options,
 including income tax benefits...    176     2     1,182         --     1,184
Issuance of stock under employee
 stock purchase plan.............     69     1       470         --       471
Compensation under nonstatutory
 stock option agreements.........     --    --       162         --       162
Net income.......................     --    --        --     22,730    22,730
                                  ------  ----   -------   --------  --------
Balance, December 31, 1999....... 23,653   237    58,548     35,438    94,223
                                  ------  ----   -------   --------  --------
Exercise of stock options,
 including income tax benefits...    687     6    12,012         --    12,018
Issuance of stock under employee
 stock purchase plan.............     76     1       931         --       932
Compensation under nonstatutory
 stock option agreements.........     --    --        51         --        51
Net income.......................     --    --        --     31,463    31,463
                                  ------  ----   -------   --------  --------
Balance, December 31, 2000....... 24,416  $244   $71,542   $ 66,901  $138,687
                                  ======  ====   =======   ========  ========




                See notes to consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Cash Flows from Operating Activities:

  Net income.................................. $  31,463  $  22,730  $  18,644
  Adjustments to reconcile net income to net
   cash provided by (used for) operating
   activities:
    Depreciation and amortization.............     6,566      5,334      2,866
    Deferred income taxes.....................     1,540      2,153     (3,121)
    Compensation under nonstatutory stock
     option agreements........................        51        162      1,297
    Provision for doubtful accounts...........     9,868      6,821      6,296
    (Gain)/loss on disposal of fixed assets...       (13)       159         --
  Changes in assets and liabilities:
    Accounts receivable.......................   (49,607)   (42,795)   (35,265)
    Inventories...............................     9,669       (305)       295
    Prepaid expenses and other current
     assets...................................    (3,295)      (504)    (1,910)
    Other non-current assets..................      (263)        --         --
    Accounts payable..........................   (19,077)    19,945     39,387
    Amounts payable to stockholders...........        --         --     (1,185)
    Income tax benefits from exercise of stock
     options..................................     8,193        370      1,176
    Accrued expenses and other liabilities....       897      1,969        926
                                               ---------  ---------  ---------
  Net cash provided by (used for) operating
   activities.................................    (4,008)    16,039     29,406
                                               ---------  ---------  ---------
Cash Flows from Investing Activities:

  Purchases of property and equipment.........   (12,581)    (7,653)    (9,922)
  Proceeds from sale of property and
   equipment..................................     2,074      2,155         58
  Payment for acquistions, net of cash
   acquired...................................    (2,158)    (3,198)        --
                                               ---------  ---------  ---------
  Net cash used for investing activities......   (12,665)    (8,696)    (9,864)
                                               ---------  ---------  ---------
Cash Flows from Financing Activities:

  Proceeds from short-term borrowings.........   583,042    442,731    160,098
  Repayment of short-term borrowings..........  (583,042)  (442,731)  (188,416)
  Repayment of notes payable..................    (1,000)        --     (4,500)
  Repayment of capital lease obligation to
   affiliate..................................      (137)      (122)       (11)
  Issuance of stock upon exercise of
   nonstatutory stock options.................     3,825        814        223
  Issuance of stock under employee stock
   purchase plan..............................       932        471         --
  Net proceeds from initial public offering...        --         --     57,253
  Payment of dividend.........................        --         --    (33,037)
                                               ---------  ---------  ---------
  Net cash provided by (used for) financing
   activities.................................     3,620      1,163     (8,390)
                                               ---------  ---------  ---------
  Increase (decrease) in cash and cash
   equivalents................................   (13,053)     8,506     11,152
  Cash and cash equivalents, beginning of
   period.....................................    20,416     11,910        758
                                               ---------  ---------  ---------
  Cash and cash equivalents, end of period.... $   7,363  $  20,416  $  11,910
                                               =========  =========  =========
Supplemental Cash Flow Information:

  Interest paid............................... $   1,923  $   1,398  $     497
  Income taxes paid...........................    13,242      9,374      7,275
Non-Cash Activities:

  Issuance of notes payable in connection with
   acquisition of subsidiary.................. $      --  $   3,000  $      --
  Assets acquired under capital lease.........        --         --      7,215

                See notes to consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (amounts in thousands, except per share data)

1. Summary of Significant Accounting Policies

   PC Connection, Inc. and subsidiaries (the "Company") is a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, and networking products to business, education, government, and consumer end users located primarily in the United States. The following is a summary of significant accounting policies.

 Principles of Consolidation

   The Consolidated Financial Statements include the accounts of PC Connection, Inc. and subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

 Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

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

 Advertising Costs and Revenues

   Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximate the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which the Company receives advertising allowances and incentives. These revenues are recognized on the same basis as the catalog costs.

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)

   Advertising costs charged to expense were $27,159, $31,487 and $32,498 for the years ended December 31, 2000, 1999 and 1998, respectively. Deferred advertising revenues at December 31, 2000, 1999 and 1998 exceeded deferred advertising costs by $110, $423 and $325 at those respective dates.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization is provided for both financial and income tax reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software, is capitalized and amortized over lives ranging from three to five years. Depreciation is and has been provided using accelerated methods for property acquired prior to 1996 and on the straight-line method for property acquired thereafter. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives. The Company periodically evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.

 Goodwill

   Goodwill arises from certain purchase transactions and is amortized using the straight-line method over appropriate periods not exceeding 15 years. The amount charged to expense during 2000 and 1999 was $704 and $324, respectively. In certain situations, specifically those where the goodwill is associated with other assets that are subject to impairment losses, goodwill impairment is assessed relative to undiscounted cash flows. In other situations where goodwill is considered to be associated with the entire enterprise, impairment is assessed based on undiscounted enterprise cash flows.

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

 Additional Stockholder/Officer Compensation

   Additional stockholder/officer compensation represents amounts accrued or distributed in excess of aggregate annual base salaries approved by the Board of Directors (the "Board") and generally represents Company-related federal income tax obligations payable by the stockholders for period during which the Company was an S Corporation.

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)


 Concentration of Credit Risk

   Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed.

 Earnings Per Share

   Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted, when dilutive, for the incremental shares attributed to outstanding options to purchase common stock. The denominator for pro forma basic earnings per share for the period prior to March 6, 1998 includes the weighted average shares required to pay the S Corporation dividend (assuming a price per share of $11.67 for the year ended December 31, 1998).

   The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Pro Forma
                                                       2000    1999     1998
                                                      ------- ------- ---------
(amounts in thousands,
except per share data)
Numerator:
  Net income......................................... $31,463 $22,730  $13,828
Denominator:
  Denominator for basic earnings per share:
    Weighted average shares..........................  24,054  23,475   22,274
    Weighted average shares required to pay
     stockholder dividend............................      --      --      474
                                                      ------- -------  -------
  Denominator for basic earnings per share...........  24,054  23,475   22,748
                                                      ------- -------  -------
Effect of dilutive securities:
  Employee stock options.............................   1,518     692      756
                                                      ------- -------  -------
Denominator for diluted earnings per share...........  25,572  24,167   23,504
                                                      ======= =======  =======
Earnings per share:
  Basic.............................................. $  1.31 $   .97  $   .61
                                                      ======= =======  =======
  Diluted............................................ $  1.23 $   .94  $   .59
                                                      ======= =======  =======

   The above pro forma adjustment has been made to the historical results of operations for the period from January 1 through March 5, 1998 to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation. The computation of income tax expense was made assuming an effective tax rate of approximately 39%.

   The following options to purchase Common Stock were excluded from the computation of diluted earnings per share for years ended December 31, 2000, 1999, and 1998 because the effect of the options on the calculation would have been anti-dilutive:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
   Anti-dilutive stock options...................................  97    -- 117

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)


 Stock-Based Compensation

   Compensation expense associated with awards of stock or options to employees and directors is measured using the intrinsic value method in accordance with APB Opinion No. 25. The Board estimated the fair value of the Company's stock for awards made prior to the Offering using market valuations of comparable publicly traded companies, among other factors.

 Comprehensive Income

   The Company has no other comprehensive income in any of the periods presented. Accordingly, a separate statement of comprehensive income is not presented.

 Recently Issued Financial Accounting Pronouncements

   In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") adjusted to be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position or results of operations of the Company.

   In December 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB clarifies certain elements of revenue recognition. Since December 1999, the SEC has issued several amendments that postponed the implementation date to the fourth quarter of fiscal 2000. Implementation of the SAB did not have a material impact on the Company's consolidated financial statements.

   In July 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The Consensus specifically stated that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It was previously the Company's policy to record such revenues as a reduction of cost of goods sold. The Company adopted this Consensus in the fourth quarter of fiscal 2000. All net sales amounts and gross margin percentages reflect the reclassification of amounts billed to customers in sales transactions related to shipping and handling as revenue.

 Reclassifications

   Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

2. Acquisitions

   On January 4, 2000 the Company acquired the Merisel Americas Inc. call center in Marlborough, Massachusetts for approximately $2,200 including acquisition costs. The Company acquired the assembled work force of Merisel, as well as its fixed assets; it also assumed its lease liabilities. The excess of the purchase price over the fair value of the assets acquired totaled approximately $1,300. Such excess will be amortized over a period of 15 years.

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)


   On June 29, 1999, the Company acquired all of the outstanding stock of ComTeq Federal, Inc., a supplier of computer equipment and services to federal government agencies. The purchase price was $8,300, including acquisition costs and consisted of cash of $5,300 and promissory notes aggregating $3,000. Total cash paid for ComTeq Federal Inc., net of cash acquired, was $3,200. The transaction has been accounted for by the purchase method, and accordingly, the results of operations for the period from June 29, 1999 are included in the accompanying financial statements. The assets purchased and liabilities assumed have been recorded at their fair value at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair value of the liabilities assumed has been recorded as goodwill (approximately $9,700). Goodwill will be amortized over a period of 15 years. The promissory notes are unsecured, bear interest at the prime rate less 0.5% and are scheduled to be repaid over a three year period. As of December 31, 2000, the short-term portion of the promissory notes was $1,000 and the long-term portion was $1,000.

 Pro Forma Information

   The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of ComTeq Federal, Inc. had taken place as of the beginning of each of the periods presented. Merisel results prior to the acquisition have not been included because of their immateriality.

                                                      Years Ended December 31,
                                                      --------------------------
                                                          1999         1998
                                                      ------------- ------------
                                                        (in thousands except
                                                           per share data)
   Revenues.......................................... $   1,105,664 $   787,102
   Net income........................................        23,350      14,647
   Diluted earnings per share........................           .97         .62

3. Accounts Receivable

   Accounts receivable consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Trade....................................................  $134,682  $96,981
   Co-op advertising........................................     4,243    2,965
   Vendor returns, rebates and other........................     9,847    7,109
                                                              --------  -------
     Total..................................................   148,772  107,055
   Less allowances for:
     Sales returns..........................................    (3,592)  (3,717)
     Doubtful accounts......................................    (5,536)  (3,933)
                                                              --------  -------
   Accounts receivable, net.................................  $139,644  $99,405
                                                              ========  =======

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)


4. Property and Equipment

   Property and equipment consisted of the following:

                                                              December 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
   Facilities under capital lease........................... $ 7,215  $ 7,215
   Leasehold improvements...................................   4,730    5,337
   Furniture and equipment..................................  25,711   22,923
   Computer software, including licenses and internally-
    developed software......................................  18,645   10,749
   Automobiles..............................................     266      224
                                                             -------  -------
     Total..................................................  56,567   46,448
   Less accumulated depreciation and amortization........... (27,902) (23,322)
                                                             -------  -------
   Property and equipment, net.............................. $28,665  $23,126
                                                             =======  =======

5. Bank Borrowings

   At December 31, 2000, the Company had an unsecured credit agreement with a bank providing for short-term borrowings up to $70,000 which bears interest at various rates ranging from the prime rate (9.50% at December 31, 2000) to prime rate less 1% depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including minimum net worth requirements, minimum net income requirements and restrictions on the payment of dividends, none of which the Company believes significantly restricts the Company's operations. No amounts were outstanding under this facility at December 31, 2000. The credit agreement matures on May 31, 2002.

   Certain information with respect to short-term borrowings were as follows:

                                  Weighted Average Maximum Amount Average Amount
                                   Interest Rate    Outstanding    Outstanding
                                  ---------------- -------------- --------------
   Year ended December 31,
     2000........................       8.2%          $55,000         $9,567
     1999........................       7.4            29,543          4,497
     1998........................       8.2            28,307          4,145

6. Trade Credit Arrangements

   At December 31, 2000 and 1999, the Company had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $60,000. The cost of such financing under these agreements is borne by the suppliers. At December 31, 2000 and 1999, accounts payable included $12,136 and $31,064, respectively owed to these financial institutions.

7. Capital Lease

   In November 1997, the Company entered into a fifteen-year lease for a new corporate headquarters with an affiliated company related to the Company through common ownership. The Company occupied the facility upon completion of construction in late November 1998, and the lease payments commenced in December 1998. Annual lease payments under the terms of the lease, as amended, are approximately $911 for the first five

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)

years of the lease, increasing to $1,025 for years six through ten and $1,139 for years eleven through fifteen. The lease requires the Company to pay its proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. The Company has the option to renew the lease for two additional terms of five years each. The lease has been recorded as a capital lease.

   Future aggregate minimum annual lease payments under this lease at December 31, 2000 are as follows:

   Year Ending December 31                                            Payments
   -----------------------                                            --------
   2001.............................................................. $   911
   2002..............................................................     911
   2003..............................................................     921
   2004..............................................................   1,025
   2005..............................................................   1,025
   2006 and thereafter...............................................   8,688
                                                                      -------
   Total minimum payments (excluding taxes, maintenance and
    insurance).......................................................  13,481
   Less amount representing interest.................................  (6,536)
                                                                      -------
   Present value of minimum lease payments...........................   6,945
   Less current maturities...........................................    (153)
                                                                      -------
   Long-term portion................................................. $ 6,792
                                                                      =======

8. Stockholders' Equity

 Formation of Holding Company

   On January 1, 2000, the Company formed a new holding company structure to support PC Connection's future growth and plans to expand its current business lines through internal growth and potential acquisitions.

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

 Stock Split

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

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)

 Preferred Stock

   The Amended and Restated Certificate of Incorporation of the Delaware Corporation (the "Restated Certificate") authorized the issuance of up to 7,500,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, redemption privileges and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 2000 and 1999.

 Incentive and Non-Statutory Stock Option Plans

   In December 1993, the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the "1993 Plan"). Under the terms of the 1993 Plan, the Company is authorized to make awards of restricted stock and to grant incentive and non-statutory options to employees of, and consultants and advisors to, the Company to purchase shares of the Company's stock. A total of 1,686,245 shares of the Company's Common Stock was authorized for issuance upon exercise of options granted or awards made under the 1993 Plan. Options vest over varying periods up to four years and have contractual lives up to ten years.

   In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the "1997 Plan"), which became effective on the closing of the Offering. The 1997 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and awards of restricted stock and unrestricted stock. A total of 3,000,000 shares have been reserved for issuance under this Plan.

   Information regarding the 1993 and 1997 Plans is as follows:

                                                             Weighted
                                                             Average   Weighted
                                                   Option    Exercise  Average
                                                   Shares     Price   Fair Value
                                                  ---------  -------- ----------
   Outstanding, December 31, 1997...............  1,641,015   $ 2.21
     Granted....................................  1,170,545    11.85     5.41
     Exercised..................................   (318,972)     .70
     Forfeited..................................    (84,233)    5.11
                                                  ---------
   Outstanding, December 31, 1998...............  2,408,355     7.02
     Granted....................................    714,832    10.36     4.29
     Exercised..................................   (175,903)    4.62
     Forfeited..................................   (124,674)    9.02
                                                  ---------
   Outstanding, December 31, 1999...............  2,822,610     7.93
                                                  ---------
     Granted....................................    626,415    30.27    15.78
     Exercised..................................   (687,653)    5.56
     Forfeited..................................   (111,864)   13.35
                                                  ---------
   Outstanding, December 31, 2000...............  2,649,508    13.61
                                                  =========

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)


   The following table summarizes the status of outstanding stock options as of December 31, 2000:

                        Options Outstanding            Options Exercisable
               ------------------------------------- ------------------------
                           Weighted
                           Average       Weighted                 Weighted
  Exercise      No. of    Remaining      Average      No. of      Average
 Price Range    Shares   Life (Years) Exercise Price  Shares   Exercise Price
 -----------   --------- ------------ -------------- --------- --------------
    $.51         257,893     3.11         $  .51       257,893     $  .51
 $.51-$2.54       96,294     4.96           1.30        91,378       1.52
    $3.81        211,433     5.13           3.81       177,504       3.81
    $8.92        343,454     8.73           8.92        62,611       8.92
    $9.98         10,000     9.96           9.98             0          0
   $11.33          3,750     8.10          11.33             0          0
   $11.67      1,037,090     6.48          11.67       598,503      11.67
$11.83-$16.83    102,516     7.87          13.53        11,767      13.56
   $18.33        251,076     9.06          18.33             0          0
$20.33-$20.58     67,500     9.07          20.56         1,875      20.33
   $25.25         48,000     9.80          25.25             0          0
$27.25-$50.00     20,000     9.52          34.67             0          0
   $51.81        182,502     9.54          51.81             0          0
$52.75-$62.19     18,000     9.64          53.54             0          0
-------------  ---------     ----         ------     ---------     ------
 $.51-$62.19   2,649,508     6.97         $13.61     1,201,531     $ 7.21
=============  =========     ====         ======     =========     ======

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense for options awarded under the Plans in 2000, 1999 and 1998, has been recognized using the intrinsic value method.

   The fair value of options granted prior to the consummation of the Offering was estimated using the minimum value method and risk-free interest rates and expected option lives of 6% and seven years, respectively. The minimum value pricing method was designed to value stock options of non-public companies; accordingly, the minimum value method assumed zero volatility.

   The Black-Scholes model was used to value options granted subsequent to the Offering using a volatility factor of 69%, 50%, and 50% for 2000, 1999 and 1998, respectively, estimated option lives of four years, and a risk-free interest rate of 6.4% for 2000 and 6.0% for 1999 and 1998, respectively. Management believes that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

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

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)

   Compensation expense charged to operations using the intrinsic value method totaled $51, $162 and $1,297 (including the one-time charge of $870 referred to above), for the years ended December 31, 2000, 1999, and 1998, respectively. Had the Company recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the years ended December 31 would have been as follows:

                                                                          Pro
                                                                         Forma
                                                        ------- ------- -------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Net income, as reported............................. $31,463 $22,730 $13,828
   Net income, under SFAS No. 123......................  29,414  21,511  12,979
   Diluted net income per share, as reported...........    1.23     .94     .59
   Diluted net income, under SFAS No. 123..............    1.15     .89     .55

 1997 Employee Stock Purchase Plan

   In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of Common Stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the offering period, whichever is lower. An aggregate of 337,500 shares of Common Stock has been reserved for issuance under the Purchase Plan, of which 145,000 shares were purchased.

9. Income Taxes

   The provision for income taxes prior to March 6, 1998 was based on the state income tax obligations of the Company as an S Corporation. Effective with the consummation of the Offering, the Company's S Corporation election was terminated and the Company began to account for income taxes as a C Corporation.

   The 2000, 1999 and 1998 provision for income taxes and unaudited 1998 pro forma provision for income taxes consisted of the following:

                                                   Years Ended December 31,
                                                -------------------------------
                                                                          (Pro
                                                                         Forma)
                                                 2000    1999    1998     1998
                                                ------- ------- -------  ------
Paid or currently payable:
  Federal...................................... $16,673 $10,373 $ 6,390  $6,882
  State........................................   1,526   1,409     842     680
                                                ------- ------- -------  ------
    Total current..............................  18,199  11,782   7,232   7,562
                                                ------- ------- -------  ------
Deferred:
  Recognition of deferred tax asset upon
   termination of S Corporation election.......      --      --  (4,200)     --
  Federal......................................   1,004   1,983     795   1,054
  State........................................      86     170      78     105
                                                ------- ------- -------  ------
    Net deferred...............................   1,090   2,153  (3,327)  1,159
                                                ------- ------- -------  ------
    Net provision.............................. $19,289 $13,935 $ 3,905  $8,721
                                                ======= ======= =======  ======

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)


   The components of the deferred taxes at December 31, 2000 and 1999 are as follows:

                                                               2000     1999
                                                              -------  -------
Current:
  Provisions for doubtful accounts........................... $ 2,104  $ 1,456
  Inventory costs capitalized for tax purposes...............     442      519
  Inventory and sales returns reserves.......................     887    1,221
  Deductible expenses, primarily employee-benefit related....      61      114
  Other liabilities..........................................  (1,319)  (1,319)
                                                              -------  -------
    Net deferred tax asset...................................   2,175    1,991
                                                              -------  -------
Non-Current:
  Compensation under non-statutory stock option agreements...     426      670
  Excess of book basis over tax basis of property and
   equipment.................................................  (3,981)  (2,249)
                                                              -------  -------
    Net deferred tax liability...............................  (3,555)  (1,579)
                                                              -------  -------
  Net deferred tax asset (liability)......................... $(1,380) $   412
                                                              =======  =======

   The reconciliation of the Company's 2000, 1999 and 1998 income tax provision and its 1998 unaudited pro forma income tax provision to the statutory federal tax rate is as follows:

                                                                   (Pro Forma)
                                                ----  ----  -----  -----------
                                                2000  1999  1998      1998
                                                ----  ----  -----  -----------
Statutory tax rate............................. 35.0% 35.0%  35.0%    35.0%
Recognition of deferred tax asset upon
 termination of S Corporation election.........   --    --  (18.6)      --
1998 S Corporation income not subject to
 federal income taxes..........................   --    --   (2.8)      --
State income taxes, net of federal benefit.....  2.5   2.6    2.6      2.6
Nondeductible expenses.........................  0.4   0.2    0.2      0.2
Other--net.....................................  0.1   0.2    0.9      0.9
                                                ----  ----  -----     ----
Effective income tax rate...................... 38.0% 38.0%  17.3%    38.7%
                                                ====  ====  =====     ====

10. Employee Benefit Plan

   The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2000, 1999 or 1998. The Company made matching contributions to the employee savings element of the plan of approximately $592, $317 and $361 in 2000, 1999 and 1998, respectively.

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

   In addition, the Company leases office and distribution facilities and equipment from unrelated parties with remaining terms of one to six years.

                     PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)

   Future aggregate minimum annual lease payments under these leases at December 31, 2000 are as follows:

     Year Ending December 31                      Related Parties Others Total
     -----------------------                      --------------- ------ -----
     2001........................................      $179       $4,968 $5,147
     2002........................................       149        3,434  3,583
     2003........................................       134        1,609  1,743
     2004........................................       134          592    726
     2005........................................       134          246    380
     2006 and thereafter.........................       338           12    350

   Total rent expense aggregated $3,936, $1,470 and $1,521 for the years ended December 31, 2000, 1999 and 1998, respectively, under the terms of the leases described above. Such amounts included $169, $189 and $327 in 2000, 1999 and 1998, respectively, paid to related parties.

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

                                                                    Year Ended
                                                                   December 31,
                                                                  --------------
                                                                  2000 1999 1998
                                                                  ---- ---- ----
Revenue:
  Sales of various products...................................... $  3 $  1 $13
  Sales of services to affiliated companies......................  300  332  --
Costs:
  Purchase of services from affiliated companies.................    9    6   2

13. Segment and Related Disclosures

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements.

   Management has determined that the Company has only one "reportable operating segment," given the financial information provided to and used by the "chief decision maker" of the Company to allocate resources and assess the Company's performance. However, senior management does monitor revenue by platform (PC vs. Mac), sales channel (Inbound Telesales, Corporate Outbound, On-line Internet), and product mix (Notebooks, Desktops and Servers, Storage Devices, Software, Networking Communications, Printers, Video and Monitors, Memory, Accessories and Other).

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)


   Net sales by platform, sales channel, and product mix are presented below:

                                                    Year Ended December 31,
                                                 ------------------------------
                                                    2000       1999      1998
                                                 ---------- ---------- --------
Platform
  PC and Multi Platform......................... $1,300,453 $  919,543 $604,635
  Mac...........................................    149,455    161,292  145,270
                                                 ---------- ---------- --------
    Total....................................... $1,449,908 $1,080,835 $749,905
                                                 ========== ========== ========
Sales Channel
  Corporate Outbound............................ $1,099,879 $  705,580 $398,948
  Inbound Telesales.............................    237,013    314,622  320,847
  On-Line Internet..............................    113,016     60,633   30,110
                                                 ---------- ---------- --------
    Total....................................... $1,449,908 $1,080,835 $749,905
                                                 ========== ========== ========
Product Mix
  Notebooks..................................... $  365,067 $  250,801 $149,738
  Desktop/Servers...............................    211,505    165,325  117,196
  Storage Devices...............................    139,406    109,675   82,189
  Software......................................    149,982    129,484  107,493
  Networking Communications.....................    113,022     69,065   43,940
  Printers......................................    103,125     99,287   59,986
  Video & Monitors..............................    117,602     81,805   58,263
  Memory........................................     58,465     38,318   28,802
  Accessories/Other.............................    191,734    137,075  102,298
                                                 ---------- ---------- --------
    Total....................................... $1,449,908 $1,080,835 $749,905
                                                 ========== ========== ========

   Included in the product mix sales are enterprise networking product sales of $253,000, $125,000 and $55,000 for the years ended December 2000, 1999 and
1998, respectively.

   Substantially, all of the Company's net sales in 2000, 1999 and 1998 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 2000, 1999 and 1998. All of the Company's assets at December 31, 2000 and 1999 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. No single customer other than federal government accounted for more than 3% of total net sales in 2000. Net sales to the federal government in 2000 and 1999 were $129,200 or 8.9% of total net sales and $81,400 or 7.7% of total net sales, respectively. No single customer (including the federal government) accounted for more than 1% of total net sales in 1998.

14. Selected Unaudited Quarterly Financial Results

   The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 1999. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 (amounts in thousands, except per share data)

results are not necessarily indicative of future results of operations. See "Factors That May Affect Future Results and Financial Condition--Historical Net Losses; Variability of Quarterly Results."

                                                  Quarters Ended
                                       ---------------------------------------
                                       March 31,  June 30,   Sept.    Dec. 31,
                                         2000       2000    30, 2000    2000
                                       ---------  --------  --------  --------
                                         (in thousands, except per share
                                                      data)
Net sales............................  $333,799   $366,090  $404,876  $345,143
Cost of sales........................   293,169    321,145   355,146   304,227
                                       --------   --------  --------  --------
 Gross profit........................    40,630     44,945    49,730    40,916
Selling, general and administrative
 expenses............................    29,007     30,903    32,872    31,190
                                       --------   --------  --------  --------
 Income from operations..............    11,623     14,042    16,858     9,726
Interest expense.....................      (340)      (334)     (440)     (972)
Other, net...........................       204        165       121        99
                                       --------   --------  --------  --------
Income before income taxes...........    11,487     13,873    16,539     8,853
Income tax provision.................    (4,368)    (5,272)   (6,284)   (3,365)
                                       --------   --------  --------  --------
 Net Income..........................  $  7,119   $  8,601  $ 10,255  $  5,488
                                       ========   ========  ========  ========
Weighted average common shares
 outstanding:
 Basic...............................    23,676     23,926    24,243    24,364
                                       ========   ========  ========  ========
 Diluted.............................    24,879     25,556    25,897    25,471
                                       ========   ========  ========  ========
Earnings per common share:
 Basic...............................  $    .30   $    .36  $    .42  $    .23
                                       ========   ========  ========  ========
 Diluted.............................  $    .29   $    .34  $    .40  $    .22
                                       ========   ========  ========  ========
                                                  Quarters Ended
                                       ---------------------------------------
                                       March 31,  June 30,   Sept.    Dec. 31,
                                         1999       1999    30, 1999    1999
                                       ---------  --------  --------  --------
                                         (in thousands, except per share
                                                      data)
Net sales............................  $230,633   $237,456  $288,176  $324,570
Cost of sales........................   203,567    209,657   253,724   284,541
                                       --------   --------  --------  --------
 Gross profit........................    27,066     27,799    34,452    40,029
Selling, general and administrative
 expenses............................    19,763     20,040    24,333    27,269
                                       --------   --------  --------  --------
 Income from operations..............     7,303      7,759    10,119    12,760
Interest expense.....................      (266)      (276)     (449)     (401)
Other, net...........................        94         47        32       (57)
                                       --------   --------  --------  --------
Income before income taxes...........     7,131      7,530     9,702    12,302
Income tax provision.................    (2,710)    (2,862)   (3,687)   (4,676)
                                       --------   --------  --------  --------
 Net Income..........................  $  4,421   $  4,668  $  6,015  $  7,626
                                       ========   ========  ========  ========
Weighted average common shares
 outstanding:
 Basic...............................    23,433     23,441    23,477    23,546
                                       ========   ========  ========  ========
 Diluted.............................    24,102     24,092    24,117    24,683
                                       ========   ========  ========  ========
Earnings per common share:
 Basic...............................  $    .19   $    .20  $    .26  $    .32
                                       ========   ========  ========  ========
 Diluted.............................  $    .18   $    .19  $    .25  $    .31
                                       ========   ========  ========  ========

                      PC CONNECTION, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

                                   Balance at Charged to               Balance at
                                   Beginning  Costs and    Deductions-   End of
           Description             of Period   Expenses    Write-Offs    Period
           -----------             ---------- ----------   ----------- ----------
Allowance for Sales Returns
  Year Ended December 31, 1998....   $2,701    $70,434      $(69,105)    $4,030
  Year Ended December 31, 1999....    4,030     68,215       (68,528)     3,717
  Year Ended December 31, 2000....    3,717     67,321       (67,446)     3,592

Allowance for Doubtful Accounts
  Year Ended December 31, 1998....    2,659      6,296(1)     (3,834)     5,121
  Year Ended December 31, 1999....    5,121      6,821(1)     (8,009)     3,933
  Year Ended December 31, 2000....    3,933      9,868(1)     (8,265)     5,536

Inventory Valuation Reserve
  Year Ended December 31, 1998....    1,896      6,017        (5,323)     2,590
  Year Ended December 31, 1999....    2,590      5,350        (6,099)     1,841
  Year Ended December 31, 2000....    1,841      5,651        (5,792)     1,700

--------
(1) Additions to the provision for doubtful accounts include charges to advertising and cost of sales aggregating $2,863, $1,037 and $3,063 for the years ended December 31, 2000, 1999, and 1998, respectively. Such allowances relate to receivables under cooperative arrangements with vendors.