Form 10-Q
period 2001-03-31
PC CONNECTION INC
filed 2001-05-04
CIK 1050377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-Q

(Mark
One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

                         Commission file number 0-23827

                              PC CONNECTION, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               02-0513618
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

           730 MILFORD ROAD,                             03054
        MERRIMACK, NEW HAMPSHIRE                       (Zip Code)
    (Address of principal executive
                offices)

     Registrant's telephone number,                  (603) 423-2000
          including area code

   Indicate by check mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 2001 was 24,419,525.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           Page
 PART I FINANCIAL INFORMATION                                              ----

 Item 1 Financial Statements:

        Independent Accountants' Report..................................    1

        Condensed Consolidated Balance Sheets--March 31, 2001 and            2
        December 31, 2000................................................

        Condensed Consolidated Statements of Income--Three months ended
         March 31, 2001 and 2000.........................................    3

        Condensed Consolidated Statement of Changes in Stockholders'
         Equity--Three months ended March 31, 2001.......................    4

        Condensed Consolidated Statements of Cash Flows--Three months
         ended March 31, 2001 and 2000...................................    5

        Notes to Condensed Consolidated Financial Statements.............    6

 Item 2 Management's Discussion and Analysis of Financial Condition and     10
        Results of Operations............................................

 Item 3 Quantitative and Qualitative Disclosures About Market Risk.......   15

PART II OTHER INFORMATION

 Item 1 Legal Proceedings................................................   16

 Item 2 Changes in Securities and Use of Proceeds........................   16

 Item 3 Defaults Upon Senior Securities..................................   16

 Item 4 Submission of Matters to a Vote of Security Holders..............   16

 Item 5 Other Information................................................   16

 Item 6 Exhibits and Reports on Form 8-K.................................   16

        SIGNATURES.......................................................   17

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of PC Connection, Inc. and Subsidiaries
Merrimack, New Hampshire

   We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000 and the condensed statement of changes in the stockholders' equity for the three month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
April 18, 2001

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                          Item 1--Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................  $ 49,394     $  7,363
  Accounts receivable, net............................   116,577      139,644
  Inventories--merchandise............................    65,786       54,679
  Deferred income taxes...............................     2,667        2,175
  Income tax receivable...............................     1,372        4,882
  Prepaid expenses and other current assets...........     2,390        3,064
                                                        --------     --------
    Total current assets..............................   238,186      211,807
Property and equipment, net...........................    29,374       28,665
Goodwill, net.........................................     9,334        9,509
Other assets..........................................       281          432
                                                        --------     --------
    Total assets......................................  $277,175     $250,413
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of capital lease obligation to
   affiliate..........................................  $    157     $    153
  Current maturities of long-term debt................     1,500        1,000
  Accounts payable....................................   112,436       86,216
  Accrued expenses and other liabilities..............    10,267       12,769
                                                        --------     --------
    Total current liabilities.........................   124,360      100,138
Long-term debt, less current maturities...............       500        1,000
Capital lease obligation to affiliate, less current
 maturities...........................................     6,751        6,792
Deferred taxes........................................     4,211        3,555
Other liabilities.....................................       197          241
                                                        --------     --------
    Total liabilities.................................   136,019      111,726
                                                        ========     ========
Stockholders' Equity:
  Common stock........................................       244          244
  Additional paid-in capital..........................    71,578       71,542
  Retained earnings...................................    69,334       66,901
                                                        --------     --------
    Total stockholders' equity........................   141,156      138,687
                                                        --------     --------
    Total liabilities and stockholders' equity........  $277,175     $250,413
                                                        ========     ========


     See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                          Item 1--Financial Statements

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (amounts in thousands, except per share data)

                                                               Three Months
                                                              Ended March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Net sales................................................... $301,775  $333,799
Cost of sales ..............................................  266,450   293,169
                                                             --------  --------
  Gross profit..............................................   35,325    40,630
Selling, general and administrative expenses................   30,463    29,007
Non-recurring charge........................................      851       --
                                                             --------  --------
  Income from operations....................................    4,011    11,623
Interest expense............................................     (377)     (340)
Other, net..................................................      288       204
                                                             --------  --------
Income before taxes.........................................    3,922    11,487
Income taxes................................................   (1,489)   (4,368)
                                                             --------  --------
  Net income................................................ $  2,433  $  7,119
                                                             ========  ========
Earnings per common share:
  Basic..................................................... $    .10  $   0.30
                                                             ========  ========
  Diluted................................................... $    .10  $   0.29
                                                             ========  ========






     See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                          Item 1--Financial Statements

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                             (amounts in thousands)

                                      Common Stock  Additional
                                      -------------  Paid In   Retained
                                      Shares Amount  Capital   Earnings  Total
                                      ------ ------ ---------- -------- --------
Balance, December 31, 2000..........  24,416  $244   $71,542   $66,901  $138,687
Exercise of stock options, including
 income tax benefits................       3   --         36       --         36
Net income..........................     --    --        --      2,433     2,433
                                      ------  ----   -------   -------  --------
Balance, March 31, 2001.............  24,419  $244   $71,578   $69,334  $141,156
                                      ======  ====   =======   =======  ========



     See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                          Item 1--Financial Statements

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (amounts in thousands)

                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Cash Flows from Operating Activities:
Net income................................................ $  2,433  $  7,119
Adjustments to reconcile net income to net cash provided
 by (used for) operating activities:
  Depreciation and amortization...........................    1,909     1,479
  Deferred income taxes...................................      164      (297)
  Compensation under nonstatutory stock option agreements.      --         48
  Provision for doubtful accounts.........................    2,994     2,457
  Gain on disposal of fixed assets........................      (20)      (21)
Changes in assets and liabilities:
  Accounts receivable.....................................   20,073   (11,018)
  Inventories.............................................  (11,107)    2,874
  Prepaid expenses and other current assets...............    4,184     1,198
  Other non-current assets................................      151      (354)
  Accounts payable........................................   26,220     6,648
  Income tax benefits from exercise of stock options......        2       156
  Accrued expenses and other liabilities..................   (2,502)      183
                                                           --------  --------
Net cash provided by operating activities.................   44,501    10,472
                                                           --------  --------
Cash Flows from Investing Activities:
  Purchases of property and equipment.....................   (2,467)   (1,976)
  Proceeds from sale of property and equipment............      --         74
  Payment for acquisitions, net of cash acquired..........      --     (2,158)
                                                           --------  --------
  Net cash used for investing activities..................   (2,467)   (4,060)
                                                           --------  --------
Cash Flows from Financing Activities:
  Proceeds from short-term borrowings.....................   45,385    77,741
  Repayment of short-term borrowings......................  (45,385)  (77,741)
  Repayment of capital lease obligation to affiliate......      (37)      (33)
  Issuance of stock upon exercise of nonstatutory stock
   options................................................       34       228
                                                           --------  --------
  Net cash provided by (used for) financing activities....       (3)      195
                                                           --------  --------
  Increase in cash and cash equivalents...................   42,031     6,607
  Cash and cash equivalents, beginning of period..........    7,363    20,416
                                                           --------  --------
  Cash and cash equivalents, end of period................ $ 49,394  $ 27,023
                                                           ========  ========
Supplemental Cash Flow Information:
  Interest paid........................................... $    434  $    181
  Income taxes paid.......................................      240     4,197

     See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                          Item 1--Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

   The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three months ended March 31, 2001 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2001.

   Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. This includes a reclassification made to the March 31, 2000 income statement to effect the December, 2000 adoption by the Company of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The Consensus specifically stated that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It was previously the Company's policy to record such revenues as a reduction of cost of goods sold. All net sales amounts and gross margin percentages reflect the reclassification of amounts billed to customers in sales transactions related to shipping and handling as revenue.

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The adoption of SFAS No. 133 did not have any impact on either the financial position or results of operations of the Company.

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

Note 2--Earnings Per Share

   Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                          Item I--Financial Statements

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


   The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months
                                                                    Ended March
                                                                        31,
                                                                   -------------
                                                                    2001   2000
   (amounts in thousands, except per share data)                   ------ ------
   Numerator:
     Net income................................................... $2,433 $7,119
                                                                   ====== ======
   Denominator:
     Denominator for basic earnings per share:
       Weighted average shares.................................... 24,417 23,676
     Dilutive effect of unexercised employee stock options:.......    514  1,203
                                                                   ------ ------
   Denominator for diluted earnings per share..................... 24,931 24,879
                                                                   ====== ======
     Earnings per share:
       Basic...................................................... $  .10 $  .30
                                                                   ====== ======
       Diluted.................................................... $  .10 $  .29
                                                                   ====== ======

   The following unexercised stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2001 and 2000 because the effect of the options on the calculation would have been anti-dilutive:

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2001     2000
   (amounts in thousands)                                      -------  -------
   Anti-dilutive stock options................................     685      267
                                                               =======  =======

Note 3--Reporting Comprehensive Income

   The Company has no other comprehensive income in any of the periods presented. Accordingly, a separate statement of comprehensive income is not presented.

Note 4--Segment and Related Disclosures

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements.

   Management has determined that the Company has only one "reportable operating segment," given the financial information provided to and used by the "chief decision maker" of the Company to allocate resources and assess the Company's performance. However, senior management does monitor revenue by platform (PC vs. Mac), sales channel (Corporate Outbound, Inbound Telesales and On-line Internet), and product mix (Notebooks, Desktops and Servers, Storage Devices, Software, Networking Communications, Printers, Video and Monitors, Memory, and Accessories and Other).

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                          Item I--Financial Statements

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


   Net sales by platform, sales channel and product mix are presented below:

                                                                Three Months
                                                               Ended March 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                                 (amounts in
                                                                 thousands)
   Platform
     PC and Multi Platform................................... $273,424 $293,634
     Mac.....................................................   28,351   40,165
                                                              -------- --------
       Total................................................. $301,775 $333,799
                                                              ======== ========
   Sales Channel
     Corporate Outbound...................................... $233,216 $240,719
     Inbound Telesales.......................................   40,161   67,933
     On-Line Internet........................................   28,398   25,147
                                                              -------- --------
       Total................................................. $301,775 $333,799
                                                              ======== ========
   Product Mix
     Notebooks............................................... $ 70,721 $ 90,915
     Desktop/Servers.........................................   38,829   48,705
     Storage Devices.........................................   29,964   29,695
     Software................................................   37,018   35,889
     Networking Communications...............................   26,985   23,953
     Printers................................................   23,910   24,565
     Videos & Monitors.......................................   24,608   24,927
     Memory..................................................   10,092   12,274
     Accessories/Other.......................................   39,648   42,876
                                                              -------- --------
       Total................................................. $301,775 $333,799
                                                              ======== ========

   Substantially all of the Company's net sales for the quarters ended March 31, 2001 and 2000 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of the Company's assets at March 31, 2001 and December 31, 2000 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three months ended March 31, 2001 and 2000. Sales to the federal government accounted for $24.1 million, or 8.0% of total net sales for the three months ended March 31, 2001, and $24.7 million, or 7.4% of total net sales for the three months ended March 31, 2000.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                          Item I--Financial Statements

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


Note 5--Non-recurring charge

   On March 28, 2001, the Company announced the planned reduction of non-sales staff by approximately 125 individuals, or 7.5% of the Company's work force. This staff reduction was completed in early April 2001. The Company took a one-time charge of approximately $851,000 in the first quarter to cover costs related to this staff reduction. This is reflected under the caption "non-recurring charge" on the condensed consolidated statements of income.

Note 6--Share Repurchase Authorization

   The Company announced on March 28, 2001 that its Board of Directors authorized the spending of up to $15.0 million to repurchase the Company's common stock. Share purchases will be made in the open market from time to time depending on market conditions. No shares had been repurchased as of the end of the quarter ended March 31, 2001.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information

      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in
Item 7 under the caption "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC, which is incorporated by reference herein. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and or level of business investment in information technology products. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

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

   The Company offers both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last four years, from 23% of net sales for the year ended December 31, 1996 to 9% of net sales for the three months ended March 31, 2001. The Company believes that sales attributable to Mac products will continue to decrease as a percentage of net sales and may decline in absolute dollar volume in 2001 and future years.

   The weakness in demand for information technology products experienced by the Company in the fourth quarter of 2000 continued through the first quarter of 2001 resulting in overall conservative buying patterns, order deferrals and longer sales cycles.

   The Company has taken a number of actions to bring costs in line with the lower sales volumes. Early in the quarter, restrictions on discretionary spending were instituted. In addition, on March 28, 2001, the Company announced the planned reduction of non-sales staff by approximately 125 individuals, or 7.5% of the Company's work force. This staff reduction was completed in early April 2001. The Company took a one-time charge of approximately $851,000 in the first quarter to cover costs related to this staff reduction.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information

      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--(Continued)
   The Company also announced on March 28, 2001 that its Board of Directors authorized the spending of up to $15.0 million to repurchase the Company's common stock. Share purchases will be made in the open market from time to time depending on market conditions.

Results of Operations

 Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000.

   The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales.

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Net sales (in millions).................................... $ 301.8  $ 333.8
   Net sales..................................................   100.0%   100.0%
   Gross profit...............................................    11.7     12.2
   Selling, general and administrative expenses...............    10.1      8.7
   Non-recurring charge.......................................     0.3      --
   Income from operations.....................................     1.3      3.5
   Interest expense...........................................    (0.1)    (0.1)
   Income before income taxes.................................     1.3      3.4
   Income taxes...............................................    (0.5)    (1.3)
   Net income.................................................     0.8      2.1

   The following table sets forth the Company's percentage of net sales by platform, sales channel, and product mix:

                                                              Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              2001      2000
                                                             -------   -------
   Platform
     PC and Multi Platform..................................      91%       88%
     Mac....................................................       9        12
                                                             -------   -------
       Total................................................     100%      100%
   Sales Channel
     Corporate Outbound.....................................      77%       72%
     Inbound Telesales......................................      13        20
     On-Line Internet.......................................      10         8
                                                             -------   -------
       Total................................................     100%      100%
   Product Mix
     Notebooks..............................................      24%       27%
     Desktop/Servers........................................      13        15
     Storage Devices........................................      10         9
     Software...............................................      12        11
     Networking Communications..............................       9         7
     Printers...............................................       8         7
     Videos & Monitors......................................       8         7
     Memory.................................................       3         4
     Accessories/Other......................................      13        13
                                                             -------   -------
       Total................................................     100%      100%
                                                             =======   =======

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information

      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--(Continued)
   Sales of enterprise server and networking products (included in the above product mix) were 19.4% and 14.4% of net sales for the three months ended March 31, 2001 and March 31, 2000, respectively.

   Net sales decreased $32.0 million, or 9.6%, to $301.8 million for the quarter ended March 31, 2001 from $333.8 million for the comparable period in 2000 due to the recent weakness in demand for information technology products. Outbound sales decreased by $7.5 million, or 3.1%, to $233.2 million for the quarter ended March 31, 2001 from $240.7 million for the comparable period in 2000. On-line Internet sales increased by $3.3 million, or 13.1%, to $28.4 million for the three months ended March 31, 2001 from $25.1 million for the same period in 2000. Inbound sales, which primarily serve the Company's consumer and very small business customers, decreased by $27.7 million, or 40.8%, to $40.2 million for the quarter ended March 31, 2001 from $67.9 million for the comparable period in 2000. The Company's sales to consumers and small businesses have been more negatively impacted during the recent spending slow down than have sales to its larger business customers, who generally purchase through either the outbound or Internet channels. All product categories were affected by the recent economic uncertainty, with first quarter 2001 sales of notebooks declining by 22.2% to $70.7 million from $90.9 million for the comparable period in 2000. Desktop/server sales declined by 20.3% to $38.8 million for the quarter ended March 31, 2001 from $48.7 million for the comparable period in 2000.

   Net sales of enterprise server and networking products increased 22.0% to $58.7 million for the quarter ended March 31, 2001 from $48.1 million for the comparable period in 2000. Management believes that while in the comparative periods sales declined, these product categories will eventually grow substantially as its customers further upgrade their network and communication infrastructure. Enterprise server and networking products represented 19.4% of overall net sales for the first quarter in 2001, up from 14.4% of net sales for the comparable period in 2000. General economic conditions are likely to be the key influencer of when such growth recommences.

   Average order size rose $114, or 12.3%, to $1,040 for the quarter ended March 31, 2001 from $926 in the first quarter of 2000. Average order size through all channels were up year over year. However, sequentially, average order size declined 5.6% from the $1,102 reported for the quarter ended December 31, 2000.

   Gross profit decreased $5.3 million, or 13.1%, to $35.3 million for the quarter ended March 31, 2001 from $40.6 million for the comparable period in 2000, primarily due to the decrease in sales noted above. Gross profit margin as a percentage of sales decreased to 11.7% of net sales in the first quarter of 2001 from 12.2% for the comparable period in 2000. A more competitive pricing environment and other market conditions during the first quarter of 2001 negatively impacted the Company's gross margin percentage. The Company's profit margins are also influenced by the relative mix of inbound, outbound and on-line Internet sales. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin percentage of such sales is generally lower than inbound sales. However, the gross profit dollar contribution per outbound sales order is generally higher as average order sizes are usually larger. The Company expects that its gross margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

   Selling, general and administrative expenses increased $1.5 million, or 5.2%, to $30.5 million for the quarter ended March 31, 2001 from $29.0 million for the first quarter in 2000. Selling, general and administrative expenses (SG&A), as a percentage of sales, were 10.1% of net sales in the first quarter of 2001, compared to 8.7% in the comparable period a year ago. Although volume sensitive costs were lower than planned levels due to the decreased sales volumes, increases related to the Company's continued recruitment of

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information

      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--(Continued)
outbound sales account managers, more than offset these savings. The Company expects that its SG&A as a percentage of net sales may vary by quarter depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as increases in the number of outbound sales account managers.

   Non-recurring charge was a one-time charge of $0.9 million, or $0.02 per share in the first quarter related to the staffing reduction previously discussed. This staff reduction will result in quarterly payroll savings of $1.7 million.

   Income from operations decreased $7.6 million, or 65.5%, to $4.0 million for the quarter ended March 31, 2001, from $11.6 million for the comparable period in 2000. Income from operations as a percentage of sales decreased from 3.5% in the three months ended March 31, 2000 to 1.3% for the comparable period in 2001 for the reasons discussed above.

   Interest expense increased $0.04 million, or 11.8%, to $0.38 million for the quarter ended March 31, 2001 from $0.34 million for the comparable quarter in 2000.

   Other, net, which is essentially comprised of interest income increased $0.09 million, or 45%, to $0.29 million in the quarter ended March 31, 2001 from $0.20 million for the comparable period in 2000. This increase was due primarily to higher interest income from investments.

   Income taxes for the quarter ended March 31, 2001 were $1.5 million compared to $4.4 million for the comparable quarter in 2000. The effective tax rate was 38% for both periods.

   Net income for the quarter ended March 31, 2001 decreased $4.7 million, or 66.2%, to $2.4 million from $7.1 million for the comparable quarter in 2000, as a result of the decrease in operating income.

Liquidity and Capital Resources

   The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. The Company believes that funds generated from operations, together with available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least through 2001. The Company's ability to continue funding its planned growth is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

   At March 31, 2001, the Company had cash and cash equivalents of $49.4 million and working capital of $113.8 million. At December 31, 2000, the Company had cash and cash equivalents of $7.4 million and working capital of $111.7 million.

   The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $70.0 million, which bears interest at various rates ranging from the prime rate (8.00% at March 31, 2001) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at March 31, 2001.

   Net cash provided by operating activities was $44.5 million for the three months ended March 31, 2001, as compared to $10.5 million provided by operating activities in the comparable period in 2000. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information

      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--(Continued)
   Capital expenditures were $2.5 million in the three months ended March 31, 2001 as compared to $2.0 million in the comparable period in 2000. The majority of the capital expenditures for the respective 2001 and 2000 periods relate to computer hardware and software for the Company's information systems. Total capital expenditures for the year ending December 31, 2001 are estimated to be $8.7 million.

Inflation

   The Company has historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. The Company does not expect inflation to have a significant impact on its business in the future.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information

       Item 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no borrowings outstanding pursuant to its credit agreement as of March 31, 2001. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                           Part II--Other Information

Item 1--Legal Proceedings

   Not applicable.

Item 2--Changes in Securities and Use of Proceeds

   Not applicable.

Item 3--Defaults Upon Senior Securities

   Not applicable.

Item 4--Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5--Other Information

   Not applicable.

Item 6--Exhibits and Reports on Form 8-K

   (a) Exhibits

 Exhibit
  Number         Description
 -------         -----------
    15           Letter on unaudited interim financial information

   (b) Reports on Form 8-K

   None

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                 March 31, 2001

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PC Connection, Inc. and Subsidiaries

May 4, 2001                               By: /s/ Wayne L. Wilson
                                             ----------------------------------
                                             Wayne L. Wilson
                                             President and Chief Operating
                                             Officer

May 4, 2001                               By: /s/ Mark A. Gavin
                                             ----------------------------------
                                             Mark A. Gavin
                                             Senior Vice President of Finance
                                             and Chief Financial Officer