Form 10-Q
period 2001-06-30
PC CONNECTION INC
filed 2001-08-14
CIK 1050377

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

               YES    X                      NO
                     ---                             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of August 2, 2001 was 24,517,854.

================================================================================

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                                              Page
         ---------------------
   Item 1          Financial Statements:

                   Independent Accountants' Report ...................................................        1

                   Condensed Consolidated Balance Sheets - June 30, 2001
                      and December 31, 2000 ..........................................................        2

                   Condensed Consolidated Statements of Income -
                      Three months ended June 30, 2001 and 2000;
                      Six months ended June 30, 2001 and 2000 ........................................        3

                   Condensed Consolidated Statement of Changes in Stockholders' Equity -
                      Six months ended June 30, 2001 .................................................        4

                   Condensed Consolidated Statements of Cash Flows -
                      Six months ended June 30, 2001 and 2000 ........................................        5

                   Notes to Condensed Consolidated Financial Statements .............................         6

   Item 2          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ............................................       10

   Item 3          Quantitative and Qualitative Disclosures About Market Risk ........................       15


PART II  OTHER INFORMATION
         -----------------

   Item 1          Legal Proceedings .................................................................       16

   Item 2          Changes in Securities and Use of Proceeds .........................................       16

   Item 3          Defaults Upon Senior Securities ...................................................       16

   Item 4          Submission of Matters to a Vote of Security Holders ...............................       16

   Item 5          Other Information .................................................................       17

   Item 6          Exhibits and Reports on Form 8-K ..................................................       17

                   SIGNATURES ........................................................................       18
                   ----------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of PC Connection, Inc. and Subsidiaries
Merrimack, New Hampshire


We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month and six-month periods included on Form 10-Q for the quarterly period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 18, 2001

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,            December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
ASSETS
Current Assets:

    Cash and cash equivalents                                                            $   43,376            $    7,363
    Accounts receivable, net                                                                113,327               139,644
    Inventories--merchandise                                                                 44,993                54,679
    Deferred income taxes                                                                     2,542                 2,175
    Income tax receivable                                                                       341                 4,882
    Prepaid expenses and other current assets                                                 2,549                 3,064
                                                                                         ----------            ----------
              Total current assets                                                          207,128               211,807

    Property and equipment, net                                                              29,359                28,665
    Goodwill, net                                                                             9,158                 9,509
    Other assets                                                                                800                   432
                                                                                         ----------            ----------
              Total assets                                                               $  246,445            $  250,413
                                                                                         ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Current maturities of capital lease obligation to affiliate                          $      162            $      153
    Current maturities of long-term debt                                                      2,000                 1,000
    Accounts payable                                                                         81,473                86,216
    Accrued expenses and other liabilities                                                    8,683                12,769
                                                                                         ----------            ----------
              Total current liabilities                                                      92,318               100,138

Long-term debt, less current maturities                                                           -                 1,000
Capital lease obligation to affiliate, less current maturities                                6,709                 6,792
Deferred taxes                                                                                3,842                 3,555
Other liabilities                                                                               152                   241
                                                                                         ----------            ----------
              Total liabilities                                                             103,021               111,726
                                                                                         ----------            ----------

Stockholders' Equity:
    Common stock                                                                                245                   244
    Additional paid-in capital                                                               72,409                71,542
    Retained earnings                                                                        70,770                66,901
                                                                                         ----------            ----------
              Total stockholders' equity                                                    143,424               138,687
                                                                                         ----------            ----------
              Total liabilities and stockholders' equity                                 $  246,445            $  250,413
                                                                                         ==========            ==========


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

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months                          Six Months
                                                                        Ended                                Ended
                                                                       June 30,                             June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                               2001              2000                2001             2000
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                                $   297,338      $   366,090          $   599,113       $   699,889
  Cost of sales                                                264,486          321,145              530,936           614,314
                                                           -----------      -----------          -----------       -----------
         Gross profit                                           32,852           44,945               68,177            85,575

  Selling, general and administrative expenses                  30,653           30,903               61,116            59,910
  Non-recurring charge                                               -                -                  851                 -
                                                           -----------      -----------          -----------       -----------

         Income from operations                                  2,199           14,042                6,210            25,665

  Interest expense                                                (277)            (334)                (654)             (674)
  Other, net                                                       396              165                  684               369
                                                           -----------       ----------          -----------       -----------
  Income before taxes                                            2,318           13,873                6,240            25,360
  Income taxes                                                    (882)          (5,272)              (2,371)           (9,640)
                                                           -----------       ----------          -----------       -----------
         Net income                                        $     1,436       $    8,601          $     3,869       $    15,720
                                                           ===========       ==========          ===========       ===========



  Earnings per common share:
    Basic                                                  $      0.06       $     0.36          $      0.16      $       0.66
                                                           ===========       ==========          ===========      ============
    Diluted                                                $      0.06       $     0.34          $      0.16      $       0.62
                                                           ===========       ==========          ===========      ============



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

------------------------------------------------------------------------------------------------------------------------------------
                                                            Common Stock
                                                         ------------------        Additional          Retained
                                                         Shares      Amount      Paid In Capital       Earnings         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                               24,416    $     244       $   71,542        $   66,901      $  138,687

Exercise of stock options, including
    income tax benefits                                      11            -              140                 -             140

Issuance of stock under employee stock
    purchase plan                                            86            1              727                 -             728

Net income                                                    -            -                -             3,869           3,869
                                                      ---------    ---------       ----------        ----------      ----------

Balance, June 30, 2001                                   24,513    $     245       $   72,409        $   70,770      $  143,424
                                                      =========    =========       ==========        ==========      ==========





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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                                           $   3,869             $  15,720
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        3,909                 3,036
      Deferred income taxes                                                                  (80)                 (381)
      Compensation under nonstatutory stock option agreements                                  -                    51
      Provision for doubtful accounts                                                      5,346                 4,443
      (Gain)/loss on disposal of fixed assets                                                (77)                   24
      Changes in assets and liabilities:
        Accounts receivable                                                               20,971               (38,557)
        Inventories                                                                        9,686                (5,277)
        Prepaid expenses and other current assets                                          5,056                (3,591)
        Other non-current assets                                                            (382)                 (361)
        Income tax benefits from exercise of stock options                                     8                 2,960
        Accounts payable                                                                  (4,768)               26,227
        Accrued expenses and other liabilities                                            (4,086)                  (25)
                                                                                      ----------            ----------
  Net cash provided by operating activities                                               39,452                 4,269
                                                                                      ----------            ----------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                                     (4,237)               (5,233)
  Proceeds from sale of property and equipment                                                12                    74
  Payment for acquisitions, net of cash acquired                                               -                (2,158)
                                                                                      ----------            ----------
  Net cash used for investing activities                                                  (4,225)               (7,317)
                                                                                      ----------            ----------

Cash Flows from Financing Activities:
  Proceeds from short-term borrowings                                                     47,020               167,961
  Repayment of short-term borrowings                                                     (47,020)             (167,961)
  Repayment of notes payable                                                                   -                (1,000)
  Repayment of capital lease obligation to affiliate                                         (74)                  (36)
  Issuance of stock upon exercise of nonstatutory stock options                              132                 2,406
  Issuance of stock under employee stock purchase plan                                       728                   479
                                                                                      ----------            ----------
  Net cash provided by financing activities                                                  786                 1,849
                                                                                      ----------            ----------

  Increase/(decrease) in cash and cash equivalents                                        36,013                (1,199)
  Cash and cash equivalents, beginning of period                                           7,363                20,416
                                                                                      ----------            ----------
  Cash and cash equivalents, end of period                                            $   43,376            $   19,217
                                                                                      ==========            ==========

Supplemental Cash Flow Information:
      Interest paid                                                                   $      633            $      293
      Income taxes paid                                                                      295                10,957




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

--------------------------------------------------------------------------------
Note 1-Basis of Presentation
--------------------------------------------------------------------------------

The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and six months ended June 30, 2001 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2001.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. This includes a reclassification made to the income statements for the three and six months ended June 30, 2000 to effect the December 2000 adoption by the Company of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Consensus specifically stated that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It was previously the Company's policy to record such revenues as a reduction of cost of goods sold. All net sales amounts and gross margin percentages reflect the reclassification of amounts billed to customers in sales transactions related to shipping and handling as revenue.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The adoption of SFAS No. 133 did not have any impact on either the financial position or results of operations of the Company.

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

Inventories--Merchandise

Inventories (all finished goods) consisting of software packages, computer systems and peripheral equipment are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Provisions are made currently for obsolete, slow moving and nonsalable inventory.


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

--------------------------------------------------------------------------------
Note 2-Earnings Per Share - Cont'd.
--------------------------------------------------------------------------------

The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months           Six Months
                                                                                        Ended                 Ended
------------------------------------------------------------------------------------------------------------------------------------
    June 30, (amounts in thousands, except per share data)                        2001        2000       2001        2000
------------------------------------------------------------------------------------------------------------------------------------

    Numerator:
         Net income                                                             $  1,436     $ 8,601    $  3,869    $  15,720
                                                                                ========     =======    ========    =========

    Denominator:
         Denominator for basic earnings per share:
             Weighted average shares                                              24,422      23,926      24,419       23,801

         Dilutive effect of unexercised
             employee stock options:                                                 572       1,630         546        1,505
                                                                                --------     -------    --------    ---------

    Denominator for diluted earnings per share                                    24,994      25,556      24,965       25,306
                                                                                ========     =======     =======    =========

    Earnings per share:
         Basic                                                                  $    .06     $   .36     $   .16    $     .66
                                                                                ========     =======     =======    =========
         Diluted                                                                $    .06     $   .34     $   .16    $     .62
                                                                                ========     =======     =======    =========

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2001 and 2000 because the effect of the options on the calculation would have been anti-dilutive:

------------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
     June 30, (amounts in thousands)                            2001              2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
     Anti-dilutive stock options                                   598               --             608              3
                                                              ========          =======         =======        =======


--------------------------------------------------------------------------------
Note 3-Reporting Comprehensive Income
--------------------------------------------------------------------------------

The Company has no other comprehensive income in any of the periods presented. Accordingly, a separate statement of comprehensive income is not presented.

--------------------------------------------------------------------------------
Note 4-Segment and Related Disclosures
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Note 4-Segment and Related Disclosures - Cont'd.
--------------------------------------------------------------------------------

Net sales by platform, sales channel and product mix are presented below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                  Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
     June 30, (amounts in thousands)                        2001              2000              2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
     Platform
     --------
         PC and Multi Platform                            $ 265,460         $  327,197        $  538,884      $  620,832
         Mac                                                 31,878             38,893            60,229          79,057
                                                          ---------         ----------        ----------      ----------
              Total                                       $ 297,338         $  366,090        $  599,113      $  699,889
                                                          =========         ==========        ==========      ==========
     Sales Channel
     -------------
         Corporate Outbound                               $ 234,026         $  280,841        $  467,361      $  521,560
         Inbound Telesales                                   37,234             59,707            77,276         127,640
         On-Line Internet                                    26,078             25,542            54,476          50,689
                                                          ---------         ----------        ----------      ----------
              Total                                       $ 297,338         $  366,090        $  599,113      $  699,889
                                                          =========         ==========        ==========      ==========
     Product Mix
     -----------
         Notebooks                                        $  58,846         $   96,068        $  129,567      $  186,983
         Desktop/Servers                                     37,710             53,134            76,539         101,839
         Storage Devices                                     29,175             32,458            59,139          62,153
         Software                                            39,457             40,200            76,475          76,089
         Networking Communications                           27,613             28,943            54,598          52,896
         Printers                                            26,142             24,523            50,052          49,088
         Videos & Monitors                                   29,200             29,007            53,808          53,934
         Memory                                               9,180             14,517            19,272          26,791
         Accessories/Other                                   40,015             47,240            79,663          90,116
                                                          ---------         ----------        ----------      ----------
              Total                                       $ 297,338         $  366,090        $  599,113      $  699,889
                                                          =========         ==========        ==========      ==========

Substantially, all of the Company's net sales for the three and six months ended June 30, 2001 and 2000 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of the Company's assets at June 30, 2001 and December 31, 2000 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three and six months ended June 30, 2001 and 2000. Sales to the federal government accounted for $27.3 million, or 9.2% of total net sales for the quarter ended June 30, 2001 and $29.0 million, or 7.9% of total net sales for the quarter ended June 30, 2000. Sales to the federal government accounted for $51.4 million, or 8.6% of total net sales for the six months ended June 30, 2001 and $53.7 million or 7.7% of total net sales for the six months ended June 30, 2000.

--------------------------------------------------------------------------------
Note 5-Non-recurring Charge
--------------------------------------------------------------------------------

On March 28, 2001, the Company announced the planned reduction of non-sales staff by approximately 125 individuals, or 7.5% of the Company's work force. The Company took a one-time charge of approximately $851,000 in the first quarter to cover costs related to this staff reduction. This is reflected under the caption, "non-recurring charge" on the condensed consolidated statements of income for the six months ended June 30, 2001. This staff reduction was completed in early April 2001.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

--------------------------------------------------------------------------------
Note 6-Share Repurchase Authorization
--------------------------------------------------------------------------------

The Company announced on March 28, 2001 that its Board of Directors authorized the spending of up to $15.0 million to repurchase the Company's common stock. Share purchases will be made in the open market from time to time depending on market conditions. No shares had been repurchased as of the end of the quarter ended June 30, 2001.

--------------------------------------------------------------------------------
Note 7-Potential Acquisition
--------------------------------------------------------------------------------

On May 30, 2001, the Company announced that it had entered into a Merger Agreement, dated as of May 29, 2001 (the "Merger Agreement"), with Cyberian Outpost, Inc., an Internet provider of consumer technology and e-business services. Under the terms of the Merger Agreement, the Company would issue to Cyberian Outpost's stockholders shares of the Company's common stock based upon an exchange ratio which will vary with Cyberian Outpost's revenue for the three-month period ending August 2001 and the average closing price of the Company's Common Stock for the ten trading days ending on the four days prior to closing. The boards of directors of both companies had unanimously approved the transaction. The merger is subject to approval of the Cyberian Outpost stockholders and to other closing conditions.

Cyberian Outpost also issued a warrant giving the Company the right to buy from Cyberian Outpost shares of common stock, which represented approximately 19.9% of the shares of Cyberian Outpost common stock outstanding on May 29, 2001 at an exercise price of $0.51 per share. The Company cannot exercise the warrant unless certain triggering events occur. If certain corporate transactions involving Cyberian Outpost occur, the Company may require Cyberian Outpost to repurchase the warrant for a price between $1.0 million and $1.5 million.

In connection with the Merger Agreement, the Company entered into a credit and supply agreement with Cyberian Outpost to provide Cyberian Outpost with working capital loans of up to $3.0 million and an inventory line of up to $5.0 million, each of which is secured by Cyberian Outpost's assets. The transaction was structured as a stock-for-stock, tax-free merger and will be accounted for under the purchase method of accounting if approved.

--------------------------------------------------------------------------------
Note 8 - Recent Accounting Pronouncements
--------------------------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

--------------------------------------------------------------------------------
Overview
--------------------------------------------------------------------------------

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 7 under the caption "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC, which are incorporated by reference herein. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

The Company was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers ("PCs"). The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. The Company initially sought customers through advertising in selected computer publications and the use of inbound toll free telemarketing. Currently, the Company seeks to generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to the Company's catalogs and other advertising and (iii) the Company's Internet web site.

The Company offers both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last four years, from 23.0% of net sales for the year ended December 31, 1996 to 10.1% of net sales for the six months ended June 30, 2001. The Company believes that such sales will continue to decrease as a percentage of net sales and may decline in absolute dollar volume in 2001 and future periods.

The weakness in demand for technology products experienced by the Company in the fourth quarter of 2000 and the first quarter of 2001 continued through the second quarter of 2001, resulting in overall conservative buying patterns, order deferrals and longer sales cycles.

--------------------------------------------------------------------------------
Recent Developments
--------------------------------------------------------------------------------

On May 30, 2001, the Company announced that it had entered into a Merger Agreement, dated as of May 29, 2001 (the "Merger Agreement"), with Cyberian Outpost, Inc., an Internet provider of consumer technology and e-business services. Under the terms of the Merger Agreement, the Company would issue to Cyberian Outpost's stockholders shares of the Company's common stock, based upon an exchange ratio which will vary with Cyberian Outpost's revenue for the three-month period ending August 2001 and the average closing price of the Company's Common Stock for the ten trading days ending on the four days prior to closing. The boards of directors of both companies have unanimously approved the transaction. The merger is subject to approval of the Cyberian Outpost stockholders and to other closing conditions.

Cyberian Outpost also issued a warrant giving the Company the right to buy from Cyberian Outpost shares of common stock, which represented approximately 19.9% of the shares of Cyberian Outpost common stock outstanding on May 29, 2001 at an exercise price of $0.51 per share. The Company cannot exercise the warrant unless certain triggering events occur. If certain corporate transactions involving Cyberian Outpost occur, the Company may require Cyberian Outpost to repurchase the warrant for a price between $1.0 million and $1.5 million.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
Recent Developments - Cont'd.
--------------------------------------------------------------------------------

In connection with the Merger Agreement, the Company entered into a credit and supply agreement with Cyberian Outpost to provide Cyberian Outpost with working capital loans of up to $3.0 million and an inventory line of up to $5.0 million, each of which is secured by Cyberian Outpost's assets. The transaction was structured as a stock-for-stock, tax-free merger and will be accounted for under the purchase method of accounting, if approved.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Three Months and Six Months Ended June 30, 2001 Compared with the Three Months and Six Months Ended June 30, 2000

The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales.

-------------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
      June 30,                                             2001          2000              2001           2000
-------------------------------------------------------------------------------------------------------------------------------
      Net sales (in millions) ........................  $   297.3     $  366.1          $   599.1       $ 699.9
      Net sales ......................................      100.0%       100.0%             100.0%        100.0%
      Gross profit ...................................       11.0         12.3               11.4          12.2
      Selling, general and administrative expenses ...       10.3          8.4               10.2           8.6
      Non-recurring charge ...........................          -            -                0.1             -
      Income from operations .........................        0.7          3.8                1.0           3.7
      Interest expense ...............................       (0.1)        (0.1)              (0.1)         (0.1)
      Other, net .....................................        0.1            -                0.1           0.1
      Income before income taxes .....................        0.8          3.8                1.0           3.6
      Income taxes ...................................       (0.3)        (1.4)              (0.4)         (1.4)
      Net income .....................................        0.5          2.3                0.6           2.2

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

--------------------------------------------------------------------------------
Results of Operations - General - Cont'd.
--------------------------------------------------------------------------------

The following table sets forth the Company's percentage of net sales by platform, sales channel, and product mix:

-------------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
      June 30,                                             2001          2000              2001           2000
-------------------------------------------------------------------------------------------------------------------------------
      Platform
        PC and Multi-Platform                                89%          89%                90%           89%
        Mac                                                  11           11                 10            11
                                                           ----         ----              -----          ----
          Total                                             100%         100%               100%          100%
                                                           ====         ====              =====          ====

      Sales Channel
        Corporate Outbound                                   79%          77%                78%           75%
        Inbound Telesales                                    12           16                 13            18
        On-Line Internet                                      9            7                  9             7
                                                           ----         ----              -----          ----
          Total                                             100%         100%               100%         100%
                                                           ====         ====              =====          ===

      Product Mix
        Notebooks                                            20%          26%                22%           27%
        Desktop/Servers                                      13           14                 13            14
        Storage Devices                                      10            9                 10             9
        Software                                             13           11                 13            11
        Networking Communications                             9            8                  9             7
        Printers                                              9            7                  8             7
        Videos & Monitors                                    10            8                  9             8
        Memory                                                3            4                  3             4
        Accessories/Other                                    13           13                 13            13
                                                           ----         ----              -----          ----
          Total                                             100%         100%               100%          100%
                                                           ====         ====              =====          ====

Net sales decreased $68.8 million, or 18.8%, to $297.3 million for the quarter ended June 30, 2001 from $366.1 million for the comparable period in 2000 due to the weakness in demand for information technology products. Net sales for the six months ended June 30, 2001 decreased $100.8 million, or 14.4%, to $599.1 million from $699.9 million for the comparable period in 2000. Outbound sales decreased $46.8 million, or 16.7%, to $234.0 million in the three months ended June 30, 2001 from $280.8 million in the three months ended June 30, 2000. Outbound sales decreased $54.2 million, or 10.4%, to $467.4 million for the six months ended June 30, 2001 from $521.6 million in the comparable period in 2000. Inbound sales, which primarily serve the Company's consumer and very small business customers, decreased $22.5 million, or 37.7%, to $37.2 million in the quarter ended June 30, 2001 from $59.7 million in the comparable period in 2000; and decreased $50.3 million, or 39.4%, to $77.3 million for the six months ended June 30, 2001 from $127.6 million in the comparable period in 2000. On-line Internet sales increased $0.6 million, or 2.4%, to $26.1 million in the three months ended June 30, 2001 from $25.5 million in the comparable period in 2000 and increased $3.8 million, or 7.5% to $54.5 million for the six months ended June 30, 2001, from $50.7 million in the comparable period in 2000. The Company's sales to consumers and small businesses have been more negatively impacted during the recent spending slow down than have sales to its larger business customers, who generally purchase through either the outbound or Internet channels. All product categories were affected by the recent economic uncertainty, with second quarter 2001 sales of notebooks declining 38.8% to $58.8 million from $96.1 million for the comparable period in 2000. Desktop/server sales declined 29.0% to $37.7 million for the quarter ended June 30, 2001 from $53.1 million for the comparable period in 2000.

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

--------------------------------------------------------------------------------
Results of Operations - General - Cont'd.
--------------------------------------------------------------------------------

Net sales of enterprise server and networking products decreased 14.4% to $55.3 million for the quarter ended June 30, 2001 from $64.6 million for the comparable period in 2000. Enterprise server and networking products represented 18.6% of overall net sales in the second quarter of 2001, up from 17.6% of net sales for the comparable period in 2000. Management believes that while in the comparative periods sales declined, these product categories will eventually grow substantially as its customers further upgrade their networks and communication infrastructures. Future growth will likely depend also on improvement in general economic conditions.

Average order size decreased $63, or 5.3%, to $1,120 for the quarter ended June 30, 2001 from $1,183 in the second quarter of 2000. However, sequentially, average order size increased 7.7% from $1,040 reported for the quarter ended March 31, 2001.

Gross profit decreased $12.0 million, or 26.7%, to $32.9 million for the quarter ended June 30, 2001 from $44.9 million for the comparable period in 2000. Gross profit for the six months ended June 30, 2001 decreased $17.4 million, or 20.3%, to $68.2 million from $85.6 million for the comparable period in 2000. Gross profit margin as a percentage of net sales decreased to 11.1% in the second quarter of 2001 from 12.3% for the comparable period in 2000. Gross profit margin as a percentage of net sales decreased to 11.4% in the first six months of 2001 from 12.2% for the comparable period in 2000. The gross margin decline resulted primarily from intense competitive pricing and lower overall demand levels during the quarter. The Company's profit margins are also influenced by the relative mix of inbound, outbound, and on-line Internet Sales. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin on such sales is generally lower than inbound sales. The gross profit dollar contribution per outbound sales order is generally higher as average sizes of orders to corporate accounts are usually larger. The Company expects that its gross margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses decreased $0.2 million, or 0.6%, to $30.7 million for the quarter ended June 30, 2001 from $30.9 million for the comparable quarter in 2000. Selling, general and administrative expenses (SG&A) for the six months ended June 30, 2001 increased by $1.2 million, or 2.0%, to $61.1 million from $59.9 million in the six months ended June 30, 2000. The Company expects that its SG&A, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Non-recurring charge was a one-time charge of $0.9 million, or $0.02 per share, in the first quarter of 2001 related to a staffing reduction.

Income from operations decreased $11.8 million, or 84.3%, to $2.2 million for the quarter ended June 30, 2001, from $14.0 million for the comparable period in 2000. Income from operations as a percentage of sales decreased from 3.8% in the three months ended June 30, 2000 to 0.7% for the comparable period in 2001 for the reasons discussed above. Similarly, income from operations for the six months ended June 30, 2001 decreased $19.5 million, or 75.9%, to $6.2 million from $25.7 million for the comparable period in 2000. Income from operations as a percentage of sales decreased from 3.7% for the six months ended June 30, 2000 to 1.0% for the comparable period in 2001.

Interest expense decreased $0.05 million, or 15.1%, to $0.28 million for the quarter ended June 30, 2001 from $0.33 million, for the comparable quarter in 2000. Similarly, interest expense for the six months ended June 30, 2001, decreased $0.02 million, or 3.0%, to $0.65 million from $0.67 million for the comparable period in 2000. This decrease in interest expense can be attributed to lower average borrowings outstanding in the respective 2001 periods compared to the 2000 periods.

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

--------------------------------------------------------------------------------
Results of Operations - General - Cont'd.
--------------------------------------------------------------------------------

Other, net, which is essentially comprised of interest income increased $0.23 million, or 135.3% to $0.40 million in the quarter ended June 30, 2001 from $0.17 million, for the comparable period in 2000. Similarly, other, net for the six months ended June 30, 2001 increased $0.31 million, or 83.8%, to $0.68 million from $0.37 million for the comparable period in 2000. This increase was due primarily to higher interest income from investments.

Income taxes for the quarter ended June 30, 2001 were $0.9 million compared to $5.3 million for the comparable quarter in 2000. Income taxes for the six months ended June 30, 2001 were $2.4 million, compared to $9.6 million for the comparable period in 2000. The effective tax rate was 38% for all periods.

Net income for the quarter ended June 30, 2001 decreased $7.2 million, or 83.7%, to $1.4 million from $8.6 million for the comparable quarter in 2000, principally as a result of the decreases in operating income as described above. Net income decreased $11.8 million, or 75.2%, to $3.9 million for the six months ended June 30, 2001 from $15.7 million for the comparable period in 2000.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

The Company has historically financed its operations and capital expenditures through cash flow from operations and bank borrowings. The Company believes that funds generated from operations, together with available credit under its bank line of credit, will be sufficient to finance its working capital and capital expenditure requirements at least through the next twelve months. The Company's ability to continue funding its planned growth is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

At June 30, 2001, the Company had cash and cash equivalents of $43.4 million and working capital of $114.8 million. At December 31, 2000, the Company had cash and cash equivalents of $7.4 million and working capital of $111.7 million.

The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $70.0 million, which bears interest at various rates ranging from the prime rate (6.75% at June 30, 2001) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at June 30, 2001.

Net cash provided by operating activities was $39.5 million for the six months ended June 30, 2001, as compared to $4.3 million provided by operating activities for the comparable period in 2000. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Since accounts receivable and inventories have substantially decreased since December 31, 2000, cash levels have increased commensurately.

Capital expenditures were $4.2 million in the six months ended June 30, 2001 as compared to $5.2 million for the comparable period in 2000. The majority of the capital expenditures for the respective 2001 and 2000 periods relate to computer hardware and software for the Company's information systems. Total capital expenditures for the year ended December 31, 2001 are estimated to be $8.7 million.

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

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
       Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no borrowings outstanding pursuant to its credit agreement as of June 30, 2001. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                           Part II - Other Information

Item 1 - Legal Proceedings

         Not applicable.

Item 2 - Changes in Securities and Use of Proceeds

         Not applicable.

Item 3 - Defaults upon Senior Securities

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         At the 2001 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on May 24, 2001, the following matters were acted upon by the stockholders of the Company:

         1.    the election of five Directors;

         2. the approval of the amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 30,000,000 shares to 100,000,000 shares and the number of authorized shares of Preferred Stock from 7,500,000 shares to 10,000,000 shares;

         3. the approval of an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock available for grant under the Plan by 600,000; and

         4. the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year.

         The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 28, 2001 was 24,419,525. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                    VOTES                VOTES               VOTES
                                                     FOR                AGAINST            ABSTAINED           UNVOTED
    1.     Election of Directors:
           Patricia Gallup                        22,425,049            979,189               N.A.               N.A.
           David Hall                             23,373,842             30,356               N.A.               N.A.
           David B. Beffa-Negrini                 22,429,859            974,339               N.A.               N.A.
           Martin C. Murrer                       23,378,392             25,806               N.A.               N.A.
           Peter J. Baxter                        23,377,558             26,648               N.A.               N.A.

    2.     Amendment to the Company's
           Amended and Restated Certificate
           of Incorporation                       18,245,992          2,907,354              10,210           2,240,042

    3.     Amendment to 1997 Stock
           Incentive Plan                         20,543,487          2,847,545              13,166              N.A.

    4.     Ratification of the Appointment
           of Auditors                            23,349,330             49,910              4,958               N.A.

                                      -16-

                      PC CONNECTION, INC. AND SUBSIDIARIES
                      Part II - Other Information - Cont'd.

Item 5 - Other Information

         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              Exhibit
              Number                  Description
              -------                 -----------

              10.46 Amendment, dated December 27, 2000 to the Amended and Restated Credit Agreement, dated February 25, 2000, between PC Connection, Inc., the Lender's Party hereto and Citizens Bank of Massachusetts.


              10.47 Amendment, dated May 4, 2001 to the Amended and Restated Credit Agreement, dated December 27, 2000, between PC Connection, Inc., the Lender's Party hereto and Citizens Bank of Massachusetts.

              10.48 Amendments, dated June 19, 2001 to the Assignment of Lease Agreements dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and the Registrant (assignee).

              15      Letter on unaudited interim financial information.

         (b)  Reports on Form 8-K
              -------------------

              (i) The Company filed a current report on Form 8-K on June 5, 2001 for the Merger Agreement by and between PC Connection, Inc. and Cyberian Outpost, dated as of May 29, 2001.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                  June 30, 2001


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PC CONNECTION, INC. AND SUBSIDIARIES

August 14, 2001               By:   /s/   Wayne L. Wilson
                                   ---------------------------------------------
                                   Wayne L. Wilson
                                   President and Chief Operating Officer

August 14, 2001               By:   /s/   Mark A. Gavin
                                   ---------------------------------------------
                                   Mark A. Gavin
                                   Senior Vice President of Finance and
                                   Chief Financial Officer