Form 10-Q
period 2001-09-30
PC CONNECTION INC
filed 2001-11-13
CIK 1050377

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



                             YES [X]       NO [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 5, 2001 was 24,456,138.

-------------------------------------------------------------------------------

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                   FORM 10-Q


                               TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                                      PAGE
 Item 1    Financial Statements:

           Independent Accountants' Report..........................................     1

           Condensed Consolidated Balance Sheets - September 30, 2001
            and December 31, 2000...................................................     2

           Condensed Consolidated Statements of Income -
            Three months ended September 30, 2001 and 2000;
            Nine months ended September 30, 2001 and 2000...........................     3

           Condensed Consolidated Statement of Changes in Stockholders' Equity - Nine
            months ended September 30, 2001.........................................     4

           Condensed Consolidated Statements of Cash Flows - Nine
            months ended September 30, 2001 and 2000................................     5

           Notes to Condensed Consolidated Financial Statements.....................     6

 Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................    10

 Item 3    Quantitative and Qualitative Disclosures About Market Risk...............    15


PART II    OTHER INFORMATION

 Item 1    Legal Proceedings........................................................    16

 Item 2    Changes in Securities and Use of Proceeds................................    16

 Item 3    Defaults Upon Senior Securities..........................................    16

 Item 4    Submission of Matters to a Vote of Security Holders......................    16

 Item 5    Other Information........................................................    16

 Item 6    Exhibits and Reports on Form 8-K.........................................    16

           SIGNATURES...............................................................    17


INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of PC Connection, Inc. and Subsidiaries
Merrimack, New Hampshire



We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of September 30, 2001, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, and condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2001. All of these financial statements are included on the Form 10-Q for the quarterly period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
Boston, Massachusetts
October 18, 2001

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       2001           2000
                                                                   (unaudited)
ASSETS

 Current Assets:

   Cash and cash equivalents                                           $ 53,276       $  7,363
   Accounts receivable, net                                             111,446        139,644
   Inventories - merchandise                                             41,080         54,679
   Deferred income taxes                                                  2,292          2,175
   Income tax receivable                                                     29          4,882
   Prepaid expenses and other current assets                              2,284          3,064
                                                                       --------       --------

       TOTAL CURRENT ASSETS                                             210,407        211,807

 Property and equipment, net                                             28,157         28,665
 Goodwill, net                                                            8,982          9,509
 Other assets                                                               214            432
                                                                       --------       --------

       TOTAL ASSETS                                                    $247,760       $250,413
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Current maturities of capital lease obligation to affiliate           $    166       $    153
 Current maturities of long-term debt                                     1,000          1,000
 Accounts payable                                                        80,524         86,216
 Accrued expenses and other liabilities                                  11,200         12,769
                                                                       --------       --------
       TOTAL CURRENT LIABILITIES                                         92,890        100,138

Long-term debt, less current maturities                                       -          1,000
Capital lease obligation to affiliate, less current maturities            6,666          6,792
Deferred income taxes                                                     3,623          3,555
Other liabilities                                                           107            241
                                                                       --------       --------

       TOTAL LIABILITIES                                                103,286        111,726
                                                                       --------       --------

Stockholders' Equity:

 Common stock                                                               246            244
 Additional paid-in capital                                              73,039         71,542
 Retained earnings                                                       72,686         66,901
 Treasury stock at cost                                                  (1,497)             -
                                                                       --------       --------

       TOTAL STOCKHOLDERS' EQUITY                                       144,474        138,687
                                                                       --------       --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $247,760       $250,413
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

                                                   THREE MONTHS           NINE MONTHS
                                                       ENDED                ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                    2001      2000        2001       2000
Net sales                                        $308,689   $404,876   $907,802   $1,104,765
Cost of sales                                     275,454    355,146    806,390      969,460
                                                 --------   --------   --------   ----------
     GROSS PROFIT                                  33,235     49,730    101,412      135,305

Selling, general and administrative expenses       29,038     32,872     90,154       92,782
Restructuring costs and other special charges       1,200          -      2,051            -
                                                 --------   --------   --------   ----------
     INCOME FROM OPERATIONS                         2,997     16,858      9,207       42,523

Interest expense                                     (264)      (440)      (918)      (1,114)
Other, net                                            357        121      1,041          490
                                                 --------   --------   --------   ----------
Income before taxes                                 3,090     16,539      9,330       41,899
Income taxes                                       (1,174)    (6,284)    (3,545)     (15,924)
                                                 --------   --------   --------   ----------
     NET INCOME                                  $  1,916   $ 10,255   $  5,785   $   25,975
                                                 ========   ========   ========   ==========

Earnings per common share:
 Basic                                              $0.08      $0.42      $0.24        $1.08
                                                    =====      =====      =====        =====
 Diluted                                            $0.08      $0.40      $0.23        $1.02
                                                    =====      =====      =====        =====

See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                             (amounts in thousands)

                                            COMMON STOCK     ADDITIONAL     RETAINED  TREASURY SHARES
                                           SHARES  AMOUNT  PAID IN CAPITAL  EARNINGS  SHARES   AMOUNT     TOTAL
BALANCE, DECEMBER 31, 2000                 24,416  $244         $71,542      $66,901      -    $     -    $138,687

Exercise of stock options, including
 income tax benefits                          142     1             770            -      -          -         771

Issuance of stock under employee stock
 purchase plan                                 86     1             727            -      -          -         728

Net income                                      -     -               -        5,785      -          -       5,785

Repurchase of common stock for treasury         -     -               -            -   (200)    (1,497)     (1,497)
                                           ------  ----         -------      -------   ----    -------    --------

BALANCE, SEPTEMBER 30, 2001                24,644  $246         $73,039      $72,686   (200)   $(1,497)   $144,474
                                           ======  ====         =======      =======   ====    =======    ========




See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (amounts in thousands)

                                               Nine Months Ended September 30,
                                                       2001      2000

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                          $  5,785   $  25,975
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                        5,897       4,719
   Deferred income taxes                                  (49)       (422)
   Compensation under nonstatutory stock option
    agreements                                              -          51
   Provision for doubtful accounts                      8,590       7,152
   Gain on disposal of fixed assets                      (125)         (5)
 Changes in assets and liabilities:
   Accounts receivable                                 19,608     (73,757)
   Inventories                                         13,599     (18,725)
   Prepaid expenses and other current assets            5,633      (1,868)
   Other non-current assets                               191        (304)
   Income tax benefits from exercise of stock
    options                                               156       8,182
   Accounts payable                                    (5,692)     39,711
   Accrued expenses and other liabilities              (1,569)      1,511
                                                     --------   ---------
 Net cash provided by (used for) operating
  activities                                           52,024      (7,780)
                                                     --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                   (4,860)     (8,074)
 Proceeds from sale of property and equipment              16          74
 Payment for acquisitions, net of cash acquired             -      (2,158)
                                                     --------   ---------
 Net cash used for investing activities                (4,844)    (10,158)
                                                     --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from short-term borrowings                   67,952     399,774
 Repayment of short-term borrowings                   (67,952)   (392,747)
 Repayment of notes payable                            (1,000)     (1,000)
 Repayment of capital lease obligation to affiliate      (113)        (74)
 Exercise of stock options                                615       3,819
 Issuance of stock under employee stock purchase
  plan                                                    728         479
 Purchase of treasury shares                           (1,497)          -
                                                     --------   ---------
 Net cash (used for) provided by financing
  activities                                           (1,267)     10,251
                                                     --------   ---------

 Increase/(decrease) in cash and cash equivalents      45,913      (7,687)
 Cash and cash equivalents, beginning of period         7,363      20,416
                                                     --------   ---------
 Cash and cash equivalents, end of period            $ 53,276   $  12,729
                                                     ========   =========


See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and nine months ended September 30, 2001 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2001.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. This includes a reclassification made to the income statements for the three and nine months ended September 30, 2000 to effect the December 2000 adoption by the Company of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Consensus specifically stated that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It was previously the Company's policy to record such revenues as a reduction of cost of goods sold. All net sales amounts and gross margin percentages reflect the reclassification of amounts billed to customers in sales transactions related to shipping and handling as revenue.

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


NOTE 2-EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock where such options have a dilutive effect on earnings per share.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


NOTE 2-EARNINGS PER SHARE - CONT'D.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS      NINE MONTHS
                                                                      ENDED             ENDED
 SEPTEMBER 30, (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)       2001     2000     2001     2000
   Numerator:
     Net income                                                 $ 1,916  $10,255  $ 5,785  $25,975
                                                                =======  =======  =======  =======

   Denominator:
     Denominator for basic earnings per share:
       Weighted average shares                                   24,506   24,243   24,449   23,949

     Dilutive effect of unexercised
       employee stock options:                                      415    1,654      503    1,635
                                                                -------  -------  -------  -------

 Denominator for diluted earnings per share                      24,921   25,897   24,952   25,584
                                                                =======  =======  =======  =======

   Earnings per share:
     Basic                                                      $   .08  $   .42  $   .24  $  1.08
                                                                =======  =======  =======  =======
     Diluted                                                    $   .08  $   .40  $   .23  $  1.02
                                                                =======  =======  =======  =======

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 because the effect of the options on the calculation would have been anti-dilutive:

                                     THREE MONTHS ENDED  NINE MONTHS ENDED
  SEPTEMBER 30, (AMOUNTS IN THOUSANDS)  2001   2000        2001     2000

  Anti-dilutive stock options          2,036      -         826       76
                                       =====   ====         ===       ==

NOTE 3-REPORTING COMPREHENSIVE INCOME

The Company has no other comprehensive income in any of the periods presented. Accordingly, a separate statement of comprehensive income is not presented.

NOTE 4-SEGMENT AND RELATED DISCLOSURES

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


NOTE 4-SEGMENT AND RELATED DISCLOSURES - CONT'D.

Net sales by platform, sales channel and product mix are presented below:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
  September 30, (AMOUNTS IN THOUSANDS)        2001      2000      2001        2000
  Platform
     PC and Multi Platform                $274,214  $367,152  $813,098  $  987,984
     Mac                                    34,475    37,724    94,704     116,781
                                          --------  --------  --------  ----------
       Total                              $308,689  $404,876  $907,802  $1,104,765
                                          ========  ========  ========  ==========
  Sales Channel
     Corporate Outbound                   $253,510  $315,664  $720,871  $  837,224
     Inbound Telesales                      31,939    57,464   109,215     185,104
     On-Line Internet                       23,240    31,748    77,716      82,437
                                          --------  --------  --------  ----------
       Total                              $308,689  $404,876  $907,802  $1,104,765
                                          ========  ========  ========  ==========
  Product Mix
     Notebooks                            $ 69,540  $101,132  $199,107  $  288,115
     Desktop/Servers                        37,056    61,010   113,595     162,849
     Storage Devices                        28,288    40,147    87,427     102,300
     Software                               42,719    35,822   119,194     111,911
     Networking Communications              28,995    31,798    83,593      84,694
     Printers                               25,792    29,447    75,844      78,535
     Video & Monitors                       26,763    33,772    80,571      87,706
     Memory                                  7,680    17,161    26,952      43,952
     Accessories/Other                      41,856    54,587   121,519     144,703
                                          --------  --------  --------  ----------
       Total                              $308,689  $404,876  $907,802  $1,104,765
                                          ========  ========  ========  ==========

Substantially all of the Company's net sales for the three and nine months ended September 30, 2001 and 2000 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective periods. All of the Company's assets at September 30, 2001 and December 31, 2000 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. Except for the federal government, no single customer accounted for more than 6% of total net sales in the three and nine months ended September 30, 2001 or 3% of total net sales in the three and nine months ended September 30, 2000. Sales to the federal government accounted for $54.6 million, or 17.7% of total net sales for the quarter ended September 30, 2001 and $42.4 million, or 10.5% of total net sales for the quarter ended September 30, 2000. Sales to the federal government accounted for $106.0 million, or 11.7% of total net sales for the nine months ended September 30, 2001 and $96.1 million or 8.7% of total net sales for the nine months ended September 30, 2000.

NOTE 5-RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

On March 28, 2001, the Company announced the reduction of non-sales staff by approximately 125 individuals, or 7.5% of the Company's work force. The Company took a charge of approximately $0.9 million in the first quarter of 2001 to cover costs related to this staff reduction. This staff reduction was completed in early April 2001. The Company took a charge in the third quarter of 2001 to cover costs related to additional staff reductions of $0.5 million and to cover $0.7 million of costs associated with proposed acquisitions abandoned during the quarter. All third quarter staff reductions were completed by September 30, 2001. This is reflected under the caption, "restructuring costs and other special charges" on the condensed consolidated statements of income for the three and nine months ended September 30, 2001.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

Note 5-Restructuring Costs and Other Special Charges- Cont'd.

A roll-forward of restructuring costs and other special charges for the nine months ended September 30, 2001 is shown below. There were no changes in estimates in the interim periods.

(amounts in thousands)

                                                                                     LIABILITIES AT
                                                    TOTAL CHARGES  CASH PAYMENTS   SEPTEMBER 30, 2001
     Workforce Reduction                                   $1,357   $  (1,110)         $  247

     Cost Associated with Abandoned Acquisitions              694        (459)            235
                                                           ------   ---------           -----
                                                           $2,051   $  (1,569)          $ 482
                                                           ======   =========           =====

NOTE 6-SHARE REPURCHASE AUTHORIZATION

The Company announced on March 28, 2001 that its Board of Directors authorized the spending of up to $15.0 million to repurchase the Company's common stock. Share purchases will be made in the open market from time to time depending on market conditions. The Company has repurchased 200,000 shares for $1.5 million as of September 30, 2001, which are reflected as treasury stock on the condensed consolidated balance sheet.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which will be effective for the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. In addition, the statement includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

The Company offers both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last five years, from 23.0% of net sales for the year ended December 31, 1996 to 10.4% of net sales for the nine months ended September 30, 2001. The Company believes that such sales will continue to decrease as a percentage of net sales and may decline in absolute dollar volume in 2001 and future periods.

The weakness in demand for technology products experienced by the Company in the first two quarters of 2001 continued through the third quarter of 2001, resulting in overall conservative buying patterns, order deferrals and longer sales cycles.

RECENT DEVELOPMENTS

On September 4, 2001, the Company announced that it had terminated its Merger Agreement with Cyberian Outpost, Inc., entered into on May 29, 2001, and all other agreements between them, including the Stock Warrant Agreement giving the Company the right to purchase shares of Cyberian Outpost, the Credit and Supply Agreement providing Cyberian Outpost with working capital loans and an inventory line of credit, the Security Agreement and the Note, each entered into on May 29, 2001. Pursuant to the Termination Agreement entered into on September 4, 2001 by and between PC Connection and Cyberian Outpost, Cyberian Outpost has repaid PC Connection in full all amounts due under the terminated credit facility. PC Connection also withdrew its registration statement previously filed with the Securities and Exchange Commission due to the terminated merger proposal.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales.

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
   SEPTEMBER 30,                                        2001      2000     2001       2000
   Net sales (in millions)........................    $308.7    $404.9   $907.8   $1,104.8

   Net sales......................................     100.0%    100.0%   100.0%     100.0%
   Gross profit...................................      10.8      12.3     11.2       12.3
   Selling, general and administrative expenses...       9.4       8.1      9.9        8.4
   Restructuring costs and other special charges..       0.4         -      0.2          -
   Income from operations.........................       1.0       4.2      1.0        3.9
   Interest expense...............................      (0.1)     (0.1)    (0.1)      (0.1)
   Other, net.....................................       0.1         -      0.1          -
   Income before income taxes.....................       1.0       4.1      1.0        3.8
   Income taxes...................................      (0.4)     (1.6)    (0.4)      (1.4)
   Net income.....................................       0.6       2.5      0.6        2.4


                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - GENERAL - CONT'D.

The following table sets forth the Company's percentage of net sales by platform, sales channel, and product mix:

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
   SEPTEMBER 30,                     2001       2000       2001      2000
   Platform
    PC and Multi-Platform......        89%        91%        90%       89%
    Mac........................        11          9         10        11
                                     ----       ----       ----      ----
     Total.....................       100%       100%       100%      100%
                                     ====       ====       ====      ====

   Sales Channel
    Corporate Outbound.........        82%        78%        79%       76%
    Inbound Telesales..........        10         14         12        17
    On-Line Internet...........         8          8          9         7
                                     ----       ----       ----      ----
     Total.....................       100%       100%       100%      100%
                                     ====       ====       ====      ====

   Product Mix
    Notebooks..................        23%        25%        22%       26%
    Desktop/Servers............        12         15         13        15
    Storage Devices............         9         10         10         9
    Software...................        14          9         13        10
    Networking Communications..         9          8          9         8
    Printers...................         8          7          8         7
    Video & Monitors...........         9          8          9         8
    Memory.....................         2          4          3         4
    Accessories/Other..........        14         14         13        13
                                     ----       ----       ----      ----
     Total.....................       100%       100%       100%      100%
                                     ====       ====       ====      ====


NET SALES decreased $96.2 million, or 23.8%, to $308.7 million for the quarter ended September 30, 2001 from $404.9 million for the comparable period in 2000 due to the weakness in demand for information technology products. Net sales for the nine months ended September 30, 2001 decreased $197.0 million, or 17.8%, to $907.8 million from $1,104.8 million for the comparable period in 2000. Outbound sales decreased $62.2 million, or 19.7%, to $253.5 million in the three months ended September 30, 2001 from $315.7 million in the three months ended September 30, 2000. Outbound sales decreased $116.3 million, or 13.9%, to $720.9 million for the nine months ended September 30, 2001 from $837.2 million in the comparable period in 2000. Inbound sales, which primarily serve the Company's consumer and very small business customers, decreased $25.6 million, or 44.5%, to $31.9 million in the quarter ended September 30, 2001 from $57.5 million in the comparable period in 2000 and decreased $75.9 million, or 41.0%, to $109.2 million for the nine months ended September 30, 2001 from $185.1 million in the comparable period in 2000. On-line Internet sales decreased $8.5 million, or 26.8%, to $23.2 million in the three months ended September 30, 2001 from $31.7 million in the comparable period in 2000 and decreased $4.7 million, or 5.7% to $77.7 million for the nine months ended September 30, 2001, from $82.4 million in the comparable period in 2000. The Company's sales to consumers and small businesses have been more negatively impacted during the recent spending slow down than have sales to its larger business customers, who generally purchase through either the outbound or Internet channels. All product categories were affected by the recent economic uncertainty, with third quarter 2001 sales of notebooks declining 31.3% to $69.5 million from $101.1 million for the comparable period in 2000. Desktop/server sales declined 39.2% to $37.1 million for the quarter ended September 30, 2001 from $61.0 million for the comparable period in 2000.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - GENERAL - CONT'D.

Net sales of enterprise server and networking products decreased 18.8% to $58.1 million for the quarter ended September 30, 2001 from $71.6 million for the comparable period in 2000. While sales of these products declined in the comparative periods, management believes these product categories will eventually grow substantially as its customers further upgrade their network and communication infrastructures. Enterprise server and networking products represented 18.8% of overall net sales in the third quarter of 2001, up from 17.7% of net sales for the comparable period in 2000. Improvements in general economic conditions are likely to be key factors in the recommencement of sales growth.

Average order size decreased $13, or 1.0%, to $1,259 for the quarter ended September 30, 2001 from $1,272 in the third quarter of 2000 and increased $139, or 12.4% from $1,120 in the quarter ended June 30, 2001.

GROSS PROFIT decreased $16.5 million, or 33.2%, to $33.2 million for the quarter ended September 30, 2001 from $49.7 million for the comparable period in 2000. Gross profit for the nine months ended September 30, 2001 decreased $33.9 million, or 25.1%, to $101.4 million from $135.3 million for the comparable period in 2000. Gross profit margin as a percentage of net sales decreased to 10.8% in the third quarter of 2001 from 12.3% for the comparable period in 2000. Gross profit margin as a percentage of net sales decreased to 11.2% in the first nine months of 2001 from 12.3% for the comparable period in 2000. A more competitive pricing environment and other market conditions during the third quarter of 2001 negatively impacted the Company's gross margin percentage. The Company's profit margins are also influenced by the relative mix of inbound, outbound, and on-line Internet sales. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin on such sales is generally lower than inbound sales. The gross profit dollar contribution per outbound sales order is generally higher as average sizes of orders to corporate accounts are usually larger. The Company expects that its gross margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $3.9 million, or 11.9%, to $29.0 million for the quarter ended September 30, 2001 from $32.9 million for the comparable quarter in 2000. Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2001 decreased by $2.6 million, or 2.8%, to $90.2 million from $92.8 million in the nine months ended September 30, 2000. The Company expects that its SG&A, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet web technology to support the sales organization.

RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES totaling $1.2 million, or $0.03 per share, were recorded in the third quarter of 2001. These costs related to staff reductions of $0.5 million and $0.7 million of costs associated with proposed acquisitions abandoned during the quarter. For the nine months ended September 30, 2001, the Company recorded restructuring costs and other special charges totaling $2.1 million, or $0.05 per share.

INCOME FROM OPERATIONS decreased $13.9 million, or 82.2%, to $3.0 million for the quarter ended September 30, 2001, from $16.9 million for the comparable period in 2000. Income from operations as a percentage of sales decreased from 4.2% in the three months ended September 30, 2000 to 1.0% for the comparable period in 2001 for the reasons discussed above. Similarly, income from operations for the nine months ended September 30, 2001 decreased $33.3 million, or 78.4%, to $9.2 million from $42.5 million for the comparable period in 2000. Income from operations as a percentage of sales decreased from 3.9% for the nine months ended September 30, 2000 to 1.0% for the comparable period in 2001.

INTEREST EXPENSE decreased $0.1 million, or 25.0%, to $0.3 million for the quarter ended September 30, 2001 from $0.4 million for the comparable quarter in 2000. Similarly, interest expense for the nine months ended September 30, 2001 decreased $0.2 million, or 18.2%, to $0.9 million from $1.1 million for the comparable period in 2000. This decrease in interest expense can be attributed to lower average borrowings outstanding in the respective 2001 periods compared to the 2000 periods.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - GENERAL - CONT'D.

OTHER, NET, which is essentially comprised of interest income increased $0.3 million, or 300.0%, to $0.4 million in the quarter ended September 30, 2001 from $0.1 million for the comparable period in 2000. Similarly, other, net for the nine months ended September 30, 2001 increased $0.5 million, or 100.0%, to $1.0 million from $0.5 million for the comparable period in 2000. This increase was due primarily to higher interest income from investments.

INCOME TAXES for the quarter ended September 30, 2001 were $1.2 million compared to $6.3 million for the comparable quarter in 2000. Income taxes for the nine months ended September 30, 2001 were $3.5 million, compared to $15.9 million for the comparable period in 2000. The effective tax rate was 38% for all periods.

NET INCOME for the quarter ended September 30, 2001 decreased $8.4 million, or 81.6%, to $1.9 million from $10.3 million for the comparable quarter in 2000, principally as a result of the decreases in operating income as described above. Net income decreased $20.2 million, or 77.7%, to $5.8 million for the nine months ended September 30, 2001 from $26.0 million for the comparable period in 2000.


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

At September 30, 2001, the Company had cash and cash equivalents of $53.3 million and working capital of $117.5 million. At December 31, 2000, the Company had cash and cash equivalents of $7.4 million and working capital of $111.7 million.

The Company has an unsecured credit agreement with a bank providing for short-term borrowings up to $70.0 million, which bears interest at various rates ranging from the prime rate (6.00% at September 30, 2001) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which the Company believes significantly restricts its operations. No borrowings were outstanding at September 30, 2001.

Net cash provided by operating activities was $52.0 million for the nine months ended September 30, 2001, as compared to $7.8 million used in operating activities for the comparable period in 2000. The primary factors historically affecting cash flows from operations are the Company's net income and changes in the levels of accounts receivable, inventories and accounts payable. Since accounts receivable and inventories have substantially decreased since December 31, 2000, cash levels have increased commensurately.

Capital expenditures were $4.9 million in the nine months ended September 30, 2001 as compared to $8.1 million for the comparable period in 2000. The majority of the capital expenditures for the respective 2001 and 2000 periods relate to computer hardware and software for the Company's information systems. Total capital expenditures for the year ended December 31, 2001 are estimated to be $5.5 million.


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

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK




The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no borrowings outstanding pursuant to its credit agreement as of September 30, 2001. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS
              --------

              Exhibit
              Number        Description
              ------        -----------

               15           Letter on unaudited interim financial information.

         (b)  REPORTS ON FORM 8-K

              (i) The Company filed a Current Report on Form 8-K on September 4, 2001 for the termination of the Merger Agreement by and between PC Connection, Inc. and Cyberian Outpost Inc., dated as of May 29, 2001.

              (ii) The Company filed a Current Report on Form 8-K on August 23,
                   2001 for the press release announcing PC Connection, Inc. would not waive Cyberian Outpost, Inc.'s net worth condition in the Merger Agreement.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PC CONNECTION, INC. AND SUBSIDIARIES



November 13, 2001             By:   /s/   Wayne L. Wilson
                                   ----------------------
                                   Wayne L. Wilson
                                   President and Chief Operating Officer



November 13, 2001             By:   /s/   Mark A. Gavin
                                   ----------------------
                                   Mark A. Gavin
                                   Senior Vice President of Finance and Chief
                                   Financial Officer