Form 10-K
period 2001-12-31
PC CONNECTION INC
filed 2002-04-01
CIK 1050377

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                      OR

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE COMMISSION
                        Commission File Number 0-23827

                               -----------------

                              PC CONNECTION, INC.

            (Exact name of registrant as specified in its charter)

                 Delaware                              02-0513618
      State or other jurisdiction of      (I.R.S. Employer Identification No.)
     (incorporation or organization)

        Rt. 101A, 730 Milford Road                       03054
         Merrimack, New Hampshire                      (Zip Code)
 (Address of principal executive offices)

                                (603) 423-2000
               Registrant's telephone number including area code

                               -----------------

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

                       YES [X]             NO [  ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the NASDAQ National Market on March 20, 2002, was $79,122,304. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

   The number of outstanding shares of the Registrant's Common Stock on March 20, 2002 was 24,555,145.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders for the fiscal year ended December 31, 2001, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

================================================================================

                     PC CONNECTION, INC. AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT
                         YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                                PART I
ITEM 1.  Business.............................................................................   1
ITEM 2.  Properties...........................................................................  10
ITEM 3.  Legal Proceedings....................................................................  10
ITEM 4.  Submission of Matters to a Vote of Security Holders..................................  11
                                                PART II
ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.............  12
ITEM 6.  Selected Financial and Operating Data................................................  13
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  14
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk............................  27
ITEM 8.  Consolidated Financial Statements and Supplementary Data.............................  27
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  27
                                               PART III
ITEM 10. Directors and Executive Officers of the Registrant...................................  27
ITEM 11. Executive Compensation...............................................................  27
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.......................  27
ITEM 13. Certain Relationships and Related Transactions.......................................  27
                                                PART IV
ITEM 14. Exhibits, Consolidated Financial Statements, and Reports on Form 8-K.................  28
SIGNATURES....................................................................................  32

                                    PART I

Item 1.  Business

   This section contains forward-looking statements based on management's current expectations, estimates and projections about the industry in which we operate, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption "Factors That May Affect Future Results and Financial Condition" included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks and the overall level of economic activity and the level of business investment in information technology products. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

General

   We are a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, accessories and networking products through our three sales subsidiaries, PC Connection Sales Corporation, PC Connection Sales of Massachusetts, Inc. and GovConnection, Inc. (formerly ComTeq Federal, Inc.). Our principal customers are small and medium-sized businesses, known as SMBs, comprised of 20 to 1,000 employees, as well as governmental agencies and educational orgranizations. We sell our products through a combination of targeted direct mail catalogs, outbound telemarketing, our Internet Web site and advertisements on the Internet and in selected computer magazines. We offer a broad selection of approximately 100,000 products targeted for business use at competitive prices, including products from Compaq, Hewlett-Packard, Toshiba, IBM, Microsoft, Sony, Acer, Fujitsu, Canon, Iomega and Apple. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day that the order is received.

   Since our founding in 1982, we have served our customers' needs by providing innovative, reliable and timely service and technical support, and by offering an extensive assortment of branded products, through knowledgeable, well-trained sales and support teams. Our strategy's effectiveness is reflected in the recognition we have received, including being named to the Forbes Platinum 400, the Fortune 1000 and Information Week's list of Top 500 leading IT Innovators during 2001. Additionally in 2001, the Better Business Bureau of New Hampshire awarded us the coveted Torch Award for Marketplace Ethics.

   We believe that our consistent customer focus has also resulted in the development of strong brand name recognition and a broad and loyal customer base. At December 31, 2001, our mailing list consisted of approximately 3,404,000 customers and potential customers, of which approximately 471,000 had purchased products from us within the last twelve months. Approximately 76% of our net sales in the year ended December 31, 2001 were made to customers who had previously purchased products from us. We believe we also have strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

   Enterprise network infrastructure products, such as PC-based servers, routers and switches, accounted for 19.8% of our total net sales in 2001, up from 17.4% of our total net sales in 2000. Over the next few years, we anticipate that an increasing share of our revenues will come from the sale of enterprise network infrastructure products and services, including network-based storage solutions, versus the current sales concentration in desktop and portable computers.

   We focus our business-to-business marketing efforts on SMBs and government and educational organizations. At December 31, 2001, we employed 464 account managers, including 206 new account managers with less than 12 months of outbound telemarketing experience with us. Account managers are responsible for managing corporate accounts and focus on outbound sales calls to prospective customers. We are focusing on recruiting experienced account managers and increasing our existing account managers' success rate.

   We publish several catalogs, including PC Connection(R) Professional Edition for information technology professionals, PC Connection(R), focused on PCs and compatible products, and MacConnection(R), focused on Apple Macintosh personal computers, known as Macs, and compatible products. With colorful illustrations, concise product descriptions, relevant technical information, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software and other related products. We distributed approximately 42 million catalogs during the year ended December 31, 2001.

   We also market our products and services through our Internet Web sites, www.pcconnection.com, www.govconnection.com and www.macconnection.com. Our Web sites provide customers and prospective customers with product information and enable customers to place electronic orders for products. Internet sales processed directly online during the fourth quarter of 2001 were $25.2 million, or 9.2% of that quarter's net sales. Online sales in the fourth quarter of 2001 decreased 17.6% over the comparable quarter in 2000. For the fiscal year 2001, these sales were $102.9 million, or 8.7% of net sales, compared to 7.8% in 2000.

   The Internet supports three key business initiatives for us:

.. Customer choice -- We have built our business on the premise that our customers should be able to choose how they interact with us, be it by mail, telephone, fax, e-mail or over the Web.

.. Lowering transactions costs -- Our Web site tools, including robust product search features, Smart Selectors(R), Internet Business Accounts(R) and special interest pages, allow customers to quickly and easily find information about products of interest to them. If they still have questions, our Telesales Representatives and Outbound Account Managers are just a phone call away. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our Web sites.

.. Leveraging the time of experienced Account Managers -- Our investments in technology-based sales and service programs demonstrate the power of technology at its best - leveraging our Account Managers to do what they do best: building and maintaining relationships with our customers and helping them to solve their business problems.

ComTeq Federal, Inc. Changes Name To GovConnection, Inc.

   On January 17, 2002, we announced that our wholly-owned subsidiary, ComTeq Federal, Inc., will operate under a new name, GovConnection, Inc. Since 1993, that Company has been a leading supplier of information technology (IT) products and solutions for federal government agencies.

   The name change underscores recent rapid growth in GovConnection's sales and customer base, which in addition to federal agencies, will include state and local government agencies, as well as schools and colleges. The new name also better reflects our emphasis on customer service, as well as rapid response in the delivery of complex IT solutions to all public sectors.

Industry Background

   The SMB marketplace is very large, including approximately 7.4 million small businesses with fewer than 100 employees and approximately 157,000 medium businesses with 100 to 999 employees. SMB's annually spend approximately $150 billion on information technology products and services with approximately $100 billion spent in product categories addressed by the Company's product and services offerings. These estimates exclude IT spending by consumers, home-based businesses and educational, not-for-profit and governmental organizations.

   We believe that sales of computing and information technology products through the direct marketing channel will continue to grow faster than sales for the overall industry due primarily to increased user familiarity with PCs, coupled with the emergence of industry standards and component commonality, and broader product offerings, lower prices and greater purchasing convenience that direct marketers generally provide over traditional retail stores and local dealers.

   Users of personal computers range from large corporate entities focused on business applications to individual consumers focused primarily on personal productivity, education and entertainment applications. Historically, large corporate resellers have served the needs of FORTUNE 1000 companies, and retailers have competed to serve the consumer market. SMBs, our core target customers, are being served by a wide range of suppliers, including direct marketers, large retailers, and small, independent value added resellers, known as VARs, and local dealerships. We believe that the direct field sales model used by large resellers is not an efficient method of reaching SMBs, and that VARs, local dealerships and retailers are unable to match the high level of customer service, extensive selection of products and low prices afforded to SMBs by direct marketers. Intense competition for market share has led manufacturers of PCs and related products to use all available channels to distribute products, including direct marketers. Although certain manufacturers who have traditionally used resellers to distribute their products have established or attempted to establish their own direct marketing operations, including sales through the Internet, to our knowledge, only one has replaced its traditional indirect selling channels as the principal means of distribution. Accordingly, we believe these manufacturers will continue to provide us and other third-party direct marketers favorable product allocations and marketing support.

   We believe new entrants to the direct marketing channel must overcome a number of obstacles, including:

.. the time and resources required to build a meaningful customer base, quality and responsiveness for cost-effective circulation;

.. costs of developing the information and operating infrastructure required by direct marketers;

.. the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

.. the difficulty of building relationships with manufacturers to achieve favorable product allocations and attractive pricing terms; and

.. the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

Business Strategies

   Our objective is to become the leading supplier of information technology products and solutions, including personal computers and related products and services, to our customers. The key elements of our business strategies include:

.. We provide award-winning customer service before, during and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customer needs. We have won PC World's "World Class Award for Best Mail-Order Company" in nine out of the last eleven years, including a 2000 award for "Best Online/Mail-Order Catalog Company". We deliver value to our customers through high quality service and technical support provided by our knowledgeable, well-trained personnel. We have efficient and innovative delivery programs, and we also offer our customers competitive prices and reasonable return policies.

.. We maintain a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. In July 1999, we were the only direct reseller included in the "100 Most Influential Companies in the Computer Industry" by PC Magazine. In 2001, we were named to the Forbes Platinum 400, the Fortune 1000 and Information Week's list of top 500 Leading IT Innovators. Our mailing list includes approximately 3,404,000 names, of which approximately 471,000 have purchased products from us during the last 12 months.

.. We offer a broad product selection at competitive prices. We offer our customers a wide assortment of information technology products and solutions, including personal computers and related products, at competitive prices. Our merchandising programs feature products that provide customers with aggressive price and performance and the convenience of one-stop shopping for their personal computer and related needs.

.. We have long-standing vendor relationships. We have a history of strong relationships with vendors, and were among the first direct marketers qualified by manufacturers to market computer systems to end users. We provide our vendors with both information concerning customer preferences and an efficient channel for the advertising and distribution of their products.

Growth Strategies

   Our growth strategies are to increase our penetration of our existing customer base, broaden our product offerings and expand our customer base. The key elements of our growth strategies include:

.. Focus on enterprise server and networking opportunities. We are accelerating our transition from an end-user or desktop-centric computing supplier to a network or enterprise-centric computing supplier. In 2001, sales of enterprise server and networking products accounted for 19.8% of our total net sales compared to 17.4% of our total net sales in 2000. Sales of enterprise products typically have larger average order sizes and higher gross margins than do sales of desktop computing products.

.. Expand product and service offerings. We continually evaluate information technology products and services focused on business users, adding new products and services as they become available or in response to customer demand. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices, and believe that the expansion of our corporate outbound marketing program will enhance our access to such product offerings.

.. Target high growth customer segments. Through targeted mailings, we seek to expand the number of our active customers and generate additional sales from our existing customers. We have developed specialty catalogs, as well as standard catalogs with special cover pages, featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server and networking products. In 2001, we focused on growing sales in our government and education segments. Such sales totaled $286.8 million in 2001, compared to $245.2 million in 2000, for a 17.0% increase.

.. Increase outbound telemarketing. We plan to continue to increase the number of our corporate outbound account managers and assign them to a greater number of our customers. Outbound account managers focus exclusively on serving specifically assigned customers and seek to develop a close relationship with those customers by identifying and responding to their needs for personal computers and related products.

.. Expand electronic commerce channel. Our Internet Web-based catalog provides detailed product descriptions, product search capabilities and on-line order processing. We plan to further improve on-line sales capabilities, customer service and product information and customer support available on our Internet Web site. During 2001, the number of customers utilizing our proprietary Internet Business Accounts(R) grew to approximately 29,500 at December 31, 2001 from 15,500 at December 31, 2000.

.. Pursue strategic acquisitions and alliances. Through our acquisition program, we seek to acquire new customers, strengthen our product offerings, add management talent and produce operating results which are accretive to our core business earnings.

Service And Support

   Since our founding in 1982, our primary objective has been to provide products that meet the demands and needs of customers and to supplement those products with up-to-date product information and excellent customer service and support. We believe that offering our customers superior value, through a combination of product knowledge, consistent and reliable service and leading products at competitive prices, differentiates us from other direct marketers and provides the foundation for developing a broad and loyal customer base.

   We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first. Customer service representatives are available 24 hours a day, seven days a week to handle orders, product information and general inquiries, and technical support questions.

   We provide toll-free technical support from 9 a.m. through 5 p.m., eastern time, Monday through Friday. Product support technicians assist callers with questions concerning compatibility, installation, determination of defects and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service. In-house technicians perform both warranty and non-warranty repair on most major systems and hardware products.

   Using our customized information system, we send our customer orders to our distribution center for processing immediately after a customer receives credit approval. Through our Everything Overnight(R) service, we guarantee that all orders accepted up until 2:00 a.m. (until midnight on most custom-configured systems) will be shipped for overnight delivery via Airborne Express. We also configure approximately 20% of the computer systems we sell. Configuration typically consists of the installation of memory, accessories and/or software.

Marketing And Sales

   We sell our products through our direct marketing channel, primarily to SMBs, governmental agencies and educational organizations. We seek to be the primary supplier of information technology products and solutions, including personal computers and related products, to our existing customers and to expand our customer base. We use multiple marketing approaches to reach existing and prospective customers, including:

    .  outbound telemarketing;

    .  catalogs and inbound telesales;

    .  Web and print media advertising; and

    .  marketing programs targeted to specific customer populations.

   All of our marketing approaches emphasize our broad product offerings, fast delivery, customer support, competitive pricing and multiple payment options.

   We believe that our ability to establish and maintain long-term customer relationships and to encourage repeat purchases is largely dependent on the strength of our telemarketing personnel and programs. Because our customers' primary contact with us is through our telemarketers, we are committed to maintaining a qualified, knowledgeable and motivated sales staff with its principal focus on customer service.

   The following table sets forth our percentage of net sales by sales channel:

                                         Years Ended December 31,
                                         -----------------------
                 Sales Channel            2001       2000   1999
                 -------------            -----      -----  ----
                  Outbound Telemarketing  79%        76%     65%
                  Inbound Telesales.....   12         16     29
                  On-Line Internet......    9          8      6
                                          -----      -----  ----
                      Total.............   100%       100%   100%
                                          =====      =====  ====

   Outbound Telemarketing. We seek to build loyal relationships with our potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to a one-on-one relationship with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and other marketing materials designed to meet each customer's specific computing needs.

   Account managers focus exclusively on their managed accounts and on outbound sales calls to prospective customers. We generally recruit account managers from other sales organizations and from our inbound telemarketing staff. All account managers must successfully complete a three-month training program, which includes instruction in our product offerings and order management systems, as well as selling skills and account management. Thereafter, new account managers are assigned to sales teams where they receive intensive coaching and supervision by experienced supervisors, and periodic refresher training from the sales training staff. Additional training and product education programs are provided continuously through programs supported by our vendors. We pay our account managers a base annual salary plus incentive compensation. Incentive compensation is tied to gross profit dollars produced by the individual account manager. Account managers historically have significantly increased productivity after approximately 12 months of training and experience. At December 31, 2001, we employed 464 account managers, including 206 with less than 12 months of outbound telemarketing experience with us.

   Catalogs and Inbound Telesales. Our two principal catalogs are PC Connection(R) for the PC market and MacConnection(R) for the Mac market. We publish twelve editions of each of these catalogs annually. We distribute catalogs to purchasers on our in-house mailing list as well as to other prospective customers. We send our two principal catalogs to our best customers twice each month. The initial mailing each month, labeled an "early edition," is sent simultaneously to the best customers throughout the United States and features special offers, such as first-to-market product offerings, highlighted on the cover. We also include a catalog with each order shipped.

   In addition, we mail specialty catalogs or customized versions of our catalogs, including our new Information Technology Professional Edition, to selected customers. We distribute specialty catalogs to information technology professionals, educational and governmental customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wider assortment of special offers on products in specific areas such as graphics, server/netcom and mobile computing, or for specific customers, such as developers. These customized catalogs are distributed to targeted customers included in our customer database using past identification or purchase history, as well as to outside mailing lists.

   Each catalog is printed with full-color photographs, detailed product descriptions and manufacturer specifications. The catalogs are primarily created by in-house designers and production artists on a computer-based desktop publishing system. The in-house preparation of most portions of the catalog expedites our production process and provides it with greater flexibility and creativity in catalog production by allowing for last-minute changes in pricing and format. Overall, such in-house preparation results in significant cost savings to us. After completion of the design and preparation, we outsource the catalogs to commercial printers for printing.

   Our inbound sales representatives answer customer telephone calls generated by our catalog, magazine and other advertising programs. These representatives also assist customers in making purchasing decisions, process product orders and respond to customer inquiries on order status, product pricing and availability. We provide training to our inbound telemarketing personnel and provide incentive compensation based upon sales productivity. We have a flexible staffing model which allows us to maintain excellent customer service during periods of peak demand while maintaining an efficient cost structure. We regularly monitor calls for quality assurance purposes. We have been a pioneer in using caller identification for the instant retrieval of customer records. Using our proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information, expediting the ordering process. In addition to receiving orders through our toll-free numbers, orders are also received via fax, mail and electronic mail.

   Advertising. We have historically advertised in selected personal computer and trade magazines, such as PC Magazine, PC World and Macworld. These advertisements provide potential customers with product descriptions, manufacturers' specifications and pricing information, while emphasizing our service and support features. Additionally, the PC Connection(R) logo and telephone number are included in promotions by selected manufacturers.

   www.pcconnection.com, www.govconnection.com and www.macconnection.com. We provide product descriptions and prices of all products on-line. We also provide updated information for over 29,000 items and on screen images available for over 18,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe that in the future our Internet Web site will be an important sales source and communication tool for improving customer service.

   Specialty Marketing. Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, "fax on demand" services, package inserts, fax broadcasts and electronic mail. We also market call-answering and fulfillment services to certain of our product vendors.

   Customers. We currently maintain an extensive database of customers and prospects aggregating approximately 3,404,000 names. During the year ended December 31, 2001, we received orders from approximately 471,000 customers. Approximately 76% of our net sales in the year ended December 31, 2001 were made to customers who had previously purchased products from us.

Products And Merchandising

   We continuously focus on expanding the breadth of our product offerings. We currently offer approximately 100,000 information technology products designed for business applications from over 1,000 manufacturers, including hardware and peripherals, accessories, networking products and software. We offer both PCs and Macs and related products. In 2001, sales of PCs and related products were approximately 90% of our net sales. We select the products that we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins and warranties. As part of our merchandising strategy, we also offer products related to PCs, such as digital cameras.

   The following table sets forth our percentage of net sales (in dollars) of notebooks, desktops and servers, storage devices, software, networking communications equipment, printers, video and monitors, memory, accessories and other products during the years ended December 31, 2001, 2000 and 1999.

                                          PERCENTAGE OF NET SALES
                                          -----------------------
                                          Years Ended December 31
                                          -----------------------
                                           2001      2000   1999
                                          ----      ----   ----
                Notebooks................  22%       25%    23%
                Desktops/Servers.........  12        15     15
                Storage Devices..........  10        10     10
                Software.................  13        10     12
                Networking Communications   9         8      6
                Printers.................   8         7      9
                Video & Monitors.........   9         8      8
                Memory...................   3         4      4
                Accessories/Other........  14        13     13
                                          ---       ---    ---
                     TOTAL............... 100%      100%   100%
                                          ===       ===    ===

   We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer's account or ship the customer a similar product from our inventory.

Purchasing And Vendor Relations

   For the year ended December 31, 2001, we purchased approximately 45.2% of our products directly from manufacturers and the balance from distributors and aggregators. We ship the majority of our products directly to our distribution facility in Wilmington, Ohio. During the years ended December 31, 2001 and 2000, product purchases from Ingram Micro, our largest vendor, accounted for approximately 24.7% and 25.6%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 14.1% and 11.2% of our total purchases in the years ended December 31, 2001 and 2000, respectively. No other vendor accounted for more than 10% of our total product purchases. We believe that alternative sources for products obtained from Ingram Micro and Tech Data are available.

   Many product suppliers reimburse us for advertisements or other cooperative marketing programs in our catalogs or advertisements in personal computer magazines that feature a manufacturer's product. Reimbursements may be in the form of discounts, advertising allowances and/or rebates. We also receive reimbursements from certain vendors based upon the volume of purchases or sales of the vendors' products by us.

   Some of our vendors offer limited price protection in the form of rebates or credits against future purchases. We may also participate in end-of-life-cycle and other special purchases which may not be eligible for price protection.

   We believe that we generally have excellent relationships with vendors. We generally pay vendors within stated terms and take advantage of all appropriate discounts. We believe that because of our volume purchases we are able to obtain product pricing and terms that are competitive with those available to other major direct marketers. Although brand names and individual product offerings are important to our business, we believe that competitive sources of supply are available in substantially all of the merchandise categories offered by us.

Distribution

   At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems and process returned products. Orders are transmitted electronically from our New Hampshire, Massachusetts and Maryland sales facilities to our Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Through our Everything Overnight(R) service, we guarantee that all orders accepted up until 2:00 a.m. (until midnight on custom-configured systems) will be shipped for overnight delivery via Airborne Express. We ship approximately 56% of our orders through Airborne Express. Upon request, orders may also be shipped by other common carriers.

   We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. Order status with distributors is tracked on line and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to recording revenue. Products drop shipped by suppliers accounted for 22.0% of net sales in 2001 and 11.4% of net sales in 2000. In future years, we expect that products drop shipped from suppliers will increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Management Information Systems

   We use management information systems, principally comprised of applications software running on IBM AS/400 and RS6000 computers and Microsoft NT-based servers, which we have customized for our use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales and distribution, and the preparation of daily operating control reports on key aspects of the business. We also operate advanced telecommunications equipment to support our sales and customer service operations. Key elements of the telecommunications systems are integrated with our computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data. We believe that our customized information systems enable us to improve our productivity, ship customer orders on a same-day basis, respond quickly to changes in our industry and provide high levels of customer service.

   Our success is dependent in large part on the accuracy and proper use of our information systems, including our telephone systems, to manage our inventory and accounts receivable collections, to purchase, sell and ship our products efficiently and on a timely basis, and to maintain cost-efficient operations. We expect to continually upgrade our information systems to more effectively manage our operations and customer database.

Competition

   The direct marketing and sale of information technology products, including personal computers and related products, is highly competitive. PC Connection competes with other direct marketers of information technology products, including CDW Computer Centers, Inc. and Insight Enterprises, Inc. We also compete with:

    . certain product manufacturers that sell directly to customers, such as Dell Computer Corporation and Gateway, Inc., and more recently Compaq, IBM and Apple;

    .  distributors that sell directly to certain customers;

    . various cost-plus aggregators, franchisers, and national computer retailers, such as CompUSA, Inc.; and

    . companies with more extensive Internet Web sites and commercial on-line networks.

   Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future.

   We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of our competitors are larger and have substantially greater financial resources than us.

   We believe that price, product selection and availability, and service and support are the most important competitive factors in our industry.

Intellectual Property Rights

   Our trademarks include PC Connection(R), GovConnection(R) and MacConnection(R) and their related logos; Everything Overnight(R), One-Minute Mail Order(R), PC & Mac Connection(R), Systems Connection(R), The Connection(R), Raccoon Character(R), Service Connection(TM), Graphics Connection(TM), and Memory Connection(TM), Your Brands, Your Way, Next Day(R), Epiq PC Systems(R) and Webase(R). We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks and service marks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, both with respect to the products we sell and use.

Employees

   As of December 31, 2001, we employed 1,312 persons, of whom 618 were engaged in sales related activities, 90 were engaged in providing customer service and support, 345 were engaged in purchasing, marketing and distribution related activities, 86 were engaged in the operation and development of management information systems, and 173 were engaged in administrative and accounting functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a work stoppage since our inception.

Item 2.  Properties

   In November 1997, we entered into a fifteen year lease for our corporate headquarters and telemarketing center located at Route 101A, 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated entity, G&H Post, which is related to PC Connection through common ownership. The total lease is valued at approximately $7.0 million, based upon an independent property appraisal obtained at the date of lease, and interest is calculated at an annual rate of 11%. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. We have the option to renew the lease for two additional terms of five years each. The lease has been recorded as a capital lease in the financial statements.

   We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The Ohio leases will expire in 2002 and 2003. We are currently in the process of renegotiating the Ohio lease set to expire in 2002. We also operate telemarketing centers in Dover, Amherst and Keene, New Hampshire, as well as Marlborough, Massachusetts and Rockville, Maryland. We believe that existing distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months.

Item 3.  Legal Proceedings

   On February 12, 2002, Microsoft Corporation filed a complaint against PC Connection in New Hampshire Federal District Court alleging that we had sold counterfeit shrinkwrapped, packaged software and, in the process, infringed on Microsoft's trademarks and copyrights. While we never counterfeited Microsoft products, nor knowingly resold counterfeit Microsoft products, we believed that it was in our best interest to settle the dispute rather than to litigate.

   While denying the allegations, we agreed to pay Microsoft $625,000 to settle the case. The settlement costs and related legal fees of approximately $125,000 will be included as a special charge in our first quarter 2002 financial results.

   We also agreed in the settlement to acquire Microsoft products only through distributors identified as authorized by Microsoft, codifying a policy that we have had in place since early 2001.

   On March 20, 2002, The Lemelson Medical, Education & Research Foundation, L.P. filed a complaint in federal district court in the State of Arizona naming us as an additional defendant in the so-called "Federal Express" case. The Federal Express case involves approximately eighty-eight defendants and pertains to claims made by the foundation relating to its right to royalties for the use of bar code scanners that allegedly utilize technology covered by patents now owned by the foundation. The foundation has previously filed claims against manufacturers of bar code scanners and has now also filed claims against users of bar code scanners, including PC Connection. The manufacturers of bar code scanners and the foundation are currently engaged in litigation in Nevada Federal District Court relating to the validity of the patents at issue. The defendants in the Arizona litigation have requested the federal district court to stay the proceedings pending the outcome of the Nevada litigation, which the Court granted. Until the Nevada patent litigation is resolved, we will expend little, if any, legal fees in the Arizona case. If the bar code manufacturers are successful in the Nevada case, we expect the Arizona court to dismiss the action against us.

   The foundation has not specified the amount of damages it seeks in its complaint, but such damages may be material. If the foundation ultimately prevails in the Arizona litigation, the damages assessed against us may be material and may have a material adverse effect on our financial condition. In addition, we may be required to modify the methods by which we track inventories and ship products which may have a material adverse effect on our results of operations. We intend to vigorously defend this claim and, to the extent we are found liable, we believe we have indemnification claims against certain manufacturers of bar code scanners.

   While we may ultimately decide to seek indemnity from certain manufacturers of bar code scanners, we can provide no assurance that we would be successful in obtaining such indemnity. At a minimum, if the Nevada or Arizona litigation proceeds, we may incur material legal fees in the defense of the foundation's claims or in seeking indemnity from certain manufacturers of bar code scanners.

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted during the fourth quarter of 2001 to a vote of security holders.

Executive Officers of PC Connection

   The executive officers of PC Connection and their ages as of March 20, 2002 are as follows:

  Name                Age                       Position
  ----                ---                       --------
  Patricia Gallup.... 47  Chairman
  Kenneth Koppel..... 58  Chief Executive Officer
  Wayne L. Wilson.... 53  President and Chief Operating Officer
  Robert F. Wilkins.. 40  Executive Vice President
  Mark A. Gavin...... 40  Senior Vice President of Finance and Chief Financial
                          Officer
  Bradley G. Mousseau 50  Vice President of Human Resources

   Patricia Gallup is a co-founder of the Company and has served as Chairman since June 2001. From January 1998 to June 2001, Ms. Gallup served as Chairman and Chief Executive Officer of the Company. From September 1995 to January 1998, Ms. Gallup served as the Chairman, President and Chief Executive Officer of the Company. From September 1994 to September 1995, she served as Chairman and Chief Executive Officer of the Company. From August 1990 to September 1994, Ms. Gallup served as the Company's President and Chief Executive Officer.

   Kenneth Koppel has served as Chief Executive Officer of the Company since June 2001. Prior to joining the Company, Mr. Koppel served as a principal in or a consultant to several new media and marketing companies, including an assignment as an interim executive at PC Connection. From 1972 to 1992, Mr. Koppel served in a variety of roles at Ziff-Davis Publishing Company, including President of Ziff-Davis Publishing and President of Ziff Communications.

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

   Mark A. Gavin has served as Senior Vice President of Finance and Chief Financial Officer since January 2000 and as Vice President of Finance and Chief Financial Officer of the Company since March 1998. Prior to joining PC Connection, Mr. Gavin held the position of Executive Vice President and Chief Operating Officer at CFX Corporation, a bank holding company in Keene, New Hampshire from April 1989 to March 1998. Prior to CFX, Mr. Gavin worked as a Manager for Ernst & Young, LLP.

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

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

  Market Information

   PC Connection's Common Stock commenced trading on March 3, 1998 on the Nasdaq National Market under the symbol "PCCC". As of March 20, 2002, there were 24,555,145 shares outstanding of the Common Stock of PC Connection held by approximately 90 stockholders of record.

   The following table sets forth for the fiscal periods indicated the range of high and low bid prices for our Common Stock on the Nasdaq National Market. These prices reflect the three-for-two stock split distributed on May 23, 2000.

                          2001            High   Low
                          ----           ------ ------
                          Quarter Ended:
                           December 31.. $17.79 $ 6.85
                           September 30.  16.30   6.00
                           June 30......  16.77   8.50
                           March 31.....  20.56   8.13
                          2000
                          ----
                          Quarter Ended:
                           December 31.. $56.38 $ 8.63
                           September 30.  70.25  42.44
                           June 30......  58.50  17.67
                           March 31.....  23.33  14.17

   We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 6.  Selected Financial and Operating Data

   The following selected financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for each of the years in the five-year period ended December 31, 2001 are derived from the audited financial statements of the Company. The Company's consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and the independent auditors' report thereon, are included elsewhere herein.

                                                                          Years Ended December 31,
                                                    -------------------------------------------------------------------
                                                        2001            2000         1999         1998        1997
                                                    -----------     -----------  -----------  -----------  -----------
                                                    (dollars in thousands, except per share and selected operating data
Statement of Operations Data:
 Net sales......................................... $ 1,180,951     $ 1,449,908  $ 1,080,835  $   749,905  $   562,511
 Cost of sales.....................................   1,049,799       1,273,687      951,489      656,631      486,545
                                                    -----------     -----------  -----------  -----------  -----------
 Gross profit......................................     131,152         176,221      129,346       93,274       75,966
 Selling, general and administrative expenses......     117,508         123,972       91,405       68,521       56,596
 Additional stockholder/officer compensation/(1)/..          --              --           --        2,354       12,130
 Restructuring costs and other special charges/(2)/       2,204              --           --           --           --
                                                    -----------     -----------  -----------  -----------  -----------
 Income from operations............................      11,440          52,249       37,941       22,399        7,240
 Interest expense..................................      (1,179)         (2,086)      (1,392)        (415)      (1,355)
 Other, net........................................       1,307             589          116          565          (42)
                                                    -----------     -----------  -----------  -----------  -----------
 Income before income taxes........................      11,568          50,752       36,665       22,549        5,843
 Income tax provision/(3)/.........................      (4,396)        (19,289)     (13,935)      (3,905)        (639)
                                                    -----------     -----------  -----------  -----------  -----------
 Net income........................................ $     7,172     $    31,463  $    22,730  $    18,644  $     5,204
                                                    ===========     ===========  ===========  ===========  ===========
                                                                                                 Pro Forma Data/(4)/
                                                                                              -------------------------
 Basic net income per share/(5)/................... $       .29     $      1.31  $       .97  $       .61  $       .17
                                                    ===========     ===========  ===========  ===========  ===========
 Diluted net income per share/(5)/................. $       .29     $      1.23  $       .94  $       .59  $       .17
                                                    ===========     ===========  ===========  ===========  ===========
Selected Operating Data:
 Active customers/(6)/.............................     471,000         626,000      732,000      684,000      510,000
 Catalogs distributed..............................  41,683,000      45,028,000   47,325,000   42,150,000   33,800,000
 Orders entered/(7)/...............................   1,265,000       1,521,000    1,622,000    1,510,000    1,252,000
 Average order size/(7)/........................... $     1,116     $     1,115  $       781  $       580  $       524
                                                                                December 31,
                                                    -------------------------------------------------------------------
                                                        2001            2000         1999         1998        1997
                                                    -----------     -----------  -----------  -----------  -----------
                                                                           (dollars in thousands)
Balance Sheet Data:
 Working capital................................... $   120,856     $   111,669  $    72,250  $    53,768  $    18,907
 Total assets......................................     244,235         250,413      223,537      164,510      105,442
 Short-term debt...................................       1,171           1,153        1,137          123       29,568
 Long-term debt (less current maturities):
   Capital lease obligations.......................       6,621           6,792        6,945        7,081           --
   Term loan.......................................          --              --           --           --        3,250
   Note payable....................................          --           1,000        2,000           --           --
 Total stockholders' equity........................     147,176         138,687       94,223       69,676       24,120

--------
/(1)/ Represents amounts accrued or distributed in excess of aggregate annual base salaries approved by the Board of Directors prior to the Company's Initial Public Offering and generally represented Company-related federal income tax obligations payable by the stockholders.

/(2)/ Includes $1,510 for the cost of reductions in the Company workforce and $694 for costs relating to a proposed acquisition that was abandoned during the year.
/(3)/ For all periods prior to March 6, 1998, the Company had been an S
      Corporation and, accordingly, had not been subject to federal income taxes.
/(4)/ Pro forma adjustments have been made to the historical results of operations to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for 1998 and 1997. The computation of income tax expense was made assuming an effective tax rate of approximately 39%.
/(5)/ All per share data has been adjusted for a 3-for-2 stock split distributed on May 23, 2000.
/(6)/ Represents estimates of all customers included in the Company's mailing list who have made a purchase within the last twelve month period. /(7)/ Does not reflect cancellations or returns.

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

  Significant Accounting Policies

   The consolidated financial statements of PC Connection are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

   Revenue on products sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral and written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the point of shipment, except for sales to federal agencies, for which delivery occurs at destination. We provide our customers with a limited thirty day right of return only for defective merchandise. Revenue is recognized at shipment and a reserve for sales returns is recorded. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS No. 48"), "Revenue Recognition When Right of Return Exists", based on significant historical experience. Should such returns no longer prove to be estimable, we believe that the impact on our financials would not necessarily be significant since the return privilege expires 30 days after shipment.

Accounts Receivable

   We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers' current credit worthiness. Collections are monitored continuously, and an allowance for estimated doubtful accounts is maintained based on our historical experience and customer collection issues identified. While such credit losses have historically been within our expectations, further deterioration of customers' ability to make required payments may make additional allowances necessary.

   In addition to accounts receivable from customers, we record receivables from vendors/suppliers for cooperative advertising, price protection, supplier reimbursements, rebates and other similar arrangements. A portion of such receivables is estimated based on information available from our vendors at discrete points in time. While such estimates have historically approximated actual cash received, an unanticipated change in a promotional program could give rise to a reduction in the receivable.

Inventories - Merchandise

   Inventories (all finished goods) consisting of software packages, computer systems and peripheral equipment are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving and nonsalable inventory, based primarily on management's forecast of customer demand for those products in inventory. The PC industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management's expectations could require additional provisions.

Recent Developments

   On March 25, 2002, we entered into an Agreement and Plan of Merger with MoreDirect, Inc., a Florida corporation. MoreDirect is an e-procurement supplier of information technology products for medium-to-large corporate and government organizations nationwide. Pursuant to the merger agreement, MoreDirect will be merged with our newly formed Florida merger subsidiary. Following the merger, MoreDirect will continue its operations as our wholly owned subsidiary under its existing management. Under the terms of the merger agreement, MoreDirect's stockholders will receive approximately $21,000,000 at closing. The merger agreement contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect's stockholders. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67,106,000, assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payments would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may "buy-out" the remaining earn-out payments for amounts which vary during the term of the earn-out. We will also escrow $10,000,000 at closing to fund a portion of these contingent payments. Certain portions of the contingent payments may be converted into our common stock at specified conversion prices between $20.80 and $40.00 per share. The consummation of the transactions contemplated in the merger agreement are subject to the satisfaction of several conditions. Our acquisition of MoreDirect will be immediately accretive to earnings and will be accounted for under the purchase method of accounting.

  General

   PC Connection was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers. The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. We initially sought customers through advertising in selected computer industry publications and the use of inbound toll-free telemarketing. Currently, we generate sales through (i) outbound telemarketing by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to our catalogs and other advertising and (iii) our Internet Web site.

   We offer both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last three years, from 19.4% of net sales for the year ended December 31, 1998 to 10.1% of net sales for the year ended December 31, 2001. We believe that sales attributable to Mac products will continue to decrease as a percentage of net sales and may also decline in absolute dollar volume in 2002 and future years.

   The weakness in demand for information technology products experienced by us in the fourth quarter of 2000 continued through 2001, resulting in overall conservative buying patterns, order deferrals and longer sales cycles.

   Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in our average order size from $580 in the year ended December 31, 1998 to $1,116 in the year ended December 31, 2001. Computer systems generally provide the largest gross profit dollar contribution per order of all our products, although they usually yield the lowest gross margin percentage.

   Our profit margins are also influenced by, among other things, industry pricing and the relative mix of inbound versus outbound sales. Generally, pricing in the computer and related products market is very aggressive, and we intend to maintain prices at competitive levels. Since outbound sales are typically to corporate accounts that purchase at volume discounts, the gross margin on such sales is generally lower than inbound sales. However, the gross profit dollar contribution per order is generally higher as average order sizes of orders to corporate accounts are usually larger. We believe that outbound sales will continue to represent a larger portion of our business mix in future periods.

   The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell and Gateway, manufacturers of PCs sold by us, such as Apple, Compaq and IBM, have also implemented varying plans to sell PCs directly to end users. We currently believe that direct sales by Compaq and IBM will not have a significant adverse effect upon our net sales.

   Most product manufacturers provide us with co-op advertising support in exchange for product coverage in our catalogs. Although the level of co-op advertising support available to us from certain manufacturers has declined, and may decline further in the future, the overall level of co-op advertising programs has remained consistent with our levels of spending for catalog and other advertising programs. We believe that the overall levels of co-op advertising programs available over the next twelve months will be consistent with our planned advertising programs. For financial reporting purposes, revenue garnered from cooperative advertising services is offset against selling, general and administrative expenses in our consolidated statements of income.

  Results of Operations

   The following table sets forth for the periods indicated information derived from our statements of income expressed as a percentage of net sales.

                                                  Years Ended December 31,
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
  Net sales (in millions)...................... $1,181.0  $1,449.9  $1,080.8
                                                ========  ========  ========
  Net sales....................................    100.0%    100.0%    100.0%
  Gross profit.................................     11.1      12.2      12.0
  Selling, general and administrative expenses.      9.9       8.6       8.5
  Restructuring costs and other special charges      0.2       0.0       0.0
  Income from operations.......................      1.0       3.6       3.5

   The following table sets forth our percentage of net sales by platform, sales channel, and product mix:

                                           Years Ended December 31,
                                           -----------------------
                                            2001       2000   1999
                                           ----       ----   ----
                Platform
                 PC and Multi Platform....  90%        90%    85%
                 Mac......................  10         10     15
                                           ---        ---    ---
                   Total.................. 100%       100%   100%
                                           ===        ===    ===
                Sales Channel
                 Corporate Outbound.......  79%        76%    65%
                 Inbound Telesales........  12         16     29
                 On-Line Internet.........   9          8      6
                                           ---        ---    ---
                   Total.................. 100%       100%   100%
                                           ===        ===    ===
                Product Mix
                 Notebooks................  22%        25%    23%
                 Desktop/Servers..........  12         15     15
                 Storage Devices..........  10         10     10
                 Software.................  13         10     12
                 Networking Communications   9          8      6
                 Printers.................   8          7      9
                 Video & Monitors.........   9          8      8
                 Memory...................   3          4      4
                 Accessories/Other........  14         13     13
                                           ---        ---    ---
                   Total.................. 100%       100%   100%
                                           ===        ===    ===

   Sales of enterprise server and networking products (included in the above product mix) were 19.8%, 17.4% and 11.6% of net sales for the years ended December 2001, 2000 and 1999, respectively.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Net sales decreased $268.9 million, or 18.5%, to $1,181.0 million in 2001 from $1,449.9 million in 2000. The decrease in net sales was due to the weakness in demand for information technology products. Outbound sales decreased $162.1 million, or 14.7%, to $937.8 million from $1,099.9 million in 2000. While there was an overall decrease in outbound sales, this channel increased as an overall component of our business. Outbound sales increased by 3% as a percentage of overall net sales to 79% in 2001 as compared to 76% in 2000. Inbound sales, which primarily serve our consumer and very small business customers decreased $96.8 million, or 40.8%, to $140.2 million, from $237.0 million in 2000. Online Internet sales decreased $10.1 million, or 8.9%, to $102.9 million from $113.0 million in 2000, however online Internet sales increased to 9% of total net sales in 2001, as compared to 8% of total net sales in 2000. Our sales to consumers and small businesses were more negatively impacted during the 2001 economic slowdown than were sales to our larger business customers, who generally purchase through either the outbound or Internet channels. We believe that sales to consumers and small businesses will continue to be more heavily impacted than sales to large business customers if the economic slowdown continues.

   Net sales of enterprise server and networking products decreased 7.5% to $234.0 million in 2001 as compared to $253.0 million in 2000. Enterprise server and networking products represented 19.8% of overall net sales for the year, up from 17.4% for the year ended 2000. While sales of these products declined in absolute dollar amounts in 2001, we believe that sales of these product categories will continue to grow as a percentage of our net sales as customers further upgrade their network and communication infrastructures. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur as expected.

   As of December 31, 2001, the number of outbound sales account managers totaled 464, a 19.3% decrease, compared to 575 account managers at the end of 2000. We are focusing on recruiting experienced account managers and increasing the success rate of our existing account managers.

   Gross profit decreased $45.0 million, or 25.5%, to $131.2 million in 2001 from $176.2 million in 2000. The decrease in gross profit dollars was attributable to the decrease in net sales described above. Gross profit margin decreased from 12.2% in 2000 to 11.1% in 2001 due to a more competitive pricing environment, and other market conditions. Our profit margins are also influenced by the relative mix of inbound, outbound and on-line Internet sales. Our gross margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

   Selling, general and administrative expenses decreased $6.5 million, or 5.2%, to $117.5 million in 2001 from $124.0 million in 2000 and increased as a percentage of sales to 9.9% in 2001 from 8.6% in 2000. We expect that our selling, general and administrative expenses ("SG&A") may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support the sales organization.

   Restructuring costs and other special charges totaling $2.2 million, were recorded in the year 2001. These costs related to staff reductions of $1.5 million, and $0.7 million of costs associated with proposed acquisitions abandoned during the year.

   A rollforward of restructuring costs and other special charges for the twelve months ended December 31, 2001 is shown below. There were no changes in estimates in the interim periods.

                                              Total    Cash    Liabilities at
                                             Charges Payments December 31, 2001
                                             ------- -------- -----------------
                                                       (in thousands)
 Workforce Reduction........................ $1,510  $(1,085)       $ 425
 Cost Associated with Abandoned Acquisitions    694     (694)           0
                                             ------  -------        -----
                                             $2,204  $(1,779)       $ 425
                                             ======  =======        =====

   Income from operations decreased by $40.8 million, or 78.2%, to $11.4 million for the year ended December 31, 2001 from $52.2 million for the comparable period in 2000. Income from operations as a percentage of net sales decreased from 3.6% in 2000 to 1.0% in 2001 for the reasons net sales decreased as discussed above.

   Interest expense decreased by $.9 million, or 42.9%, to $1.2 million in 2001 from $2.1 million in 2000. This decrease in interest expense was attributed to lower average borrowings outstanding in 2001 as compared to 2000 and to lower interest rates.

   Our effective tax rate was 38% for both 2001 and 2000.

   Net income decreased by $24.3 million, or 77.1%, to $7.2 million in 2001 from $31.5 million in 2000, principally as a result of the decrease in income from operations.

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

   Gross profit increased $46.9 million, or 36.3%, to $176.2 million in 2000 from $129.3 million in 1999. The increase in gross profit dollars was attributable to the increase in net sales described above. Gross profit margin increased from 12.0% in 1999 to 12.2% in 2000 due to a continuing focus on solution sales to business, government and educational customers and an increased focus on higher margin enterprise networking products cited above. Our gross margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

   Selling, general and administrative expenses increased $32.6 million, or 35.7%, to $124.0 million in 2000 from $91.4 million in 1999 and increased as a percentage of sales to 8.6% in 2000 from 8.5% in 1999. This increase was attributable to increases in sales personnel, bad debt, and facility costs, and offset by a decrease in net advertising expense.

   Income from operations increased by $14.3 million, or 37.7%, to $52.2 million for the year ended December 31, 2000 from $37.9 million for the comparable period in 1999. Income from operations as a percentage of net sales increased from 3.5% in 1999 to 3.6% in 2000 for the reasons net sales increased as discussed above.

   Interest expense increased by $.7 million, or 50.0%, to $2.1 million in 2000 from $1.4 million in 1999 due to increased borrowings under our line of credit necessitated by our growth. Interest expense is offset by interest income from short-term investments.

   Our effective tax rate was 38% for both 2000 and 1999.

   Net income increased by $8.8 million, or 38.8%, to $31.5 million in 2000 from $22.7 million in 1999, principally as a result of the increase in income from operations.

  Liquidity and Capital Resources

   We have historically financed our operations and capital expenditures through cash flow from operations and bank borrowings. We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital and capital expenditure requirements at least for the next twelve calendar months. Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. If demand for information technology products continues to decline, our cash flows from operations may be substantially affected. See also those risks listed below under "Factors That May Affect Future Results and Financial Condition".

   At December 31, 2001, we had cash and cash equivalents of $35.6 million and working capital of $120.9 million.

   Net cash provided by operating activities was $34.2 million in the year ended December 2001, compared to $4.0 million used for operating activities and $16.0 million provided by operating activities for the years ended December 31, 2000, and 1999, respectively. The primary factors historically affecting cash flows from operations are net income and changes in the levels of accounts receivable, inventories and accounts payable. Since accounts receivable and inventories have substantially decreased since December 31, 2000, cash provided by operating activities has increased commensurately.

   At December 31, 2001, we had $75.4 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $6.4 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

   Capital expenditures were $6.1 million, $12.6 million and $7.7 million in the years ended December 31, 2001, 2000 and 1999, respectively. We expect capital expenditures, primarily for the purchase of computer hardware and software and other fixed assets, to be approximately $6.8 million for the year ending December 31, 2002.

   We have an unsecured credit agreement with a bank providing for short-term borrowings up to $70 million, which bears interest at various rates ranging from the prime rate (4.75% at December 31, 2001) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. The credit agreement matures on May 31, 2002 and we are currently renegotiating the credit agreement. We cannot provide assurances that we will be able to renegotiate the credit agreement on the same favorable terms as in the current credit agreement. No borrowings were outstanding at December 31, 2001.

   Under the terms of the merger agreement we entered into with MoreDirect, we will pay MoreDirect's stockholders approximately $21,000,000 at closing. The merger agreement contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect's stockholders. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67,106,000, assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payment would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may "buy-out" the remaining earn-out payments for amounts which vary during the term of the earn-out. We will also escrow $10,000,000 at closing to fund a portion of these contingent payments. We believe we will be able to meet our obligations to MoreDirect and its stockholders under the merger agreement.

  Contractual Obligations

   The following summarizes our contractual obligations at December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.


                                                        Less
                                                        Than  1 - 3  After 3
    December 31, 2001                           Total  1 Year Years   Years
    ------------------------------------------ ------- ------ ------ -------
                                                      (in thousands)
    Contractual Obligations:
    Long-term debt............................ $ 1,000 $1,000 $    - $    -
    Capital lease obligation to affiliate.....   6,792    171    906  5,715
    Non-cancelable operating lease obligations  11,710  5,584  5,759    367
                                               ------- ------ ------ ------
       Total Contractual Obligations.......... $19,502 $6,755 $6,665 $6,082
                                               ======= ====== ====== ======

  Related Parties

   In November 1997, we entered into a fifteen-year lease for our corporate headquarters with an affiliated company, G&H Post, which is related to PC Connection through common ownership. The total lease is valued at approximately $7.0 million, based upon an independent property appraisal obtained at the date of lease, and interest is calculated at an annual rate of 11%. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. We have the option to renew the lease for two additional terms of five years each. The lease has been recorded as a capital lease in the financial statements.

   We have other transactions with affiliate companies including G&H, G&H Post, En Technology, and PCTV, all related to PC Connection through common ownership. Such transactions are determined using the fair market values of such services or products.


                                                            Year Ended
                                                           December 31,
                                                          --------------
                                                          2001 2000 1999
                                                          ---- ---- ----
                                                          (in thousands)
       Revenue:
          Sales of various products...................... $  3 $  3 $425
          Sales of services to affiliated companies......  148  300  332
       Costs:
          Purchase of services from affiliated companies.    l    9    6

  Recently Issued Financial Accounting Standards

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards
No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which will be effective for PC Connection on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. In addition, the statement includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We believe that the impact of the adoption of SFAS 142 will not be material to the balance sheet. The Company had recorded $738 thousand in amortization relative to goodwill in 2001. This amortization will cease in 2002.

  Inflation

   We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

  Factors That May Affect Future Results and Financial Condition

   Our future results and financial condition are dependent on our ability to continue to successfully market, sell and distribute information technology products and services, including computers, hardware and software. Inherent in this process are a number of factors that we must successfully manage in order to achieve a favorable financial condition and favorable operating results. Potential risks and uncertainties that could affect our future financial condition and operating results include, without limitation, the following factors:

There has been a recent decrease in demand throughout the industry for the products we sell.

   With the events of September 11, together with the general decline in the economy over the past year, the demand for personal computer products has decreased throughout the industry. This decrease adversely affected our sales and results of operation in 2001. If our net sales do not increase in proportion to our operating expenses or if we experience a decrease in net sales for an extended period of time, there would be a material adverse effect on our results of operations in future periods.

We have experienced rapid growth in recent years followed by a decline in sales in 2001 and there is no assurance that we will be able to regain such growth.

   Our net sales grew from $749.9 million for the year ended December 31, 1998 to $1.44 billion for the year ended December 31, 2000. In the year ended December 31, 2001, our net sales declined to $1.18 billion. Our growth in previous years placed increasing demands on our administrative, operational, financial and other resources. Our staffing levels and operating expenses increased substantially in recent years due to our sales forecasts. If our revenues continue to decline, we may not be able to reduce our staffing levels and operating expenses in a timely manner to meet our needs. Moreover, we can provide no assurance that we will be able to regain rapid growth in the near future.

We may also experience quarterly fluctuations and seasonality which could impact our business.

   Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

    .  changes in the overall level of economic activity;

    . changes in the level of business investment in information technology products;

    .  the condition of the personal computer industry in general;

    .  shifts in customer demand for hardware and software products;

    .  industry shipments of new products or upgrades;

    .  the timing of new merchandise and catalog offerings;

    .  fluctuations in response rates;

    . fluctuations in postage, paper, shipping and printing costs and in merchandise returns;

    . adverse weather conditions that affect response, distribution or shipping;

    .  shifts in the timing of holidays;

    .  changes in our product offerings; and

    .  changes in consumer demand for information technology products.

   We base our operating expenditures on sales forecasts. If revenues do not meet expectations in any given quarter, our operating results could suffer.

   In addition, customer response rates for our catalogs and other marketing vehicles are subject to variations. The first and last quarters of the year generally have higher response rates while the two middle quarters typically have lower response rates.

We are exposed to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry.

   The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, to place larger than typical inventory stocking orders, and increase our participation in first-to-market purchase opportunities. We may also participate in end-of-life-cycle purchase opportunities and market products on a private-label basis, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are also taking steps to reduce their inventory exposure by supporting "build to order" programs authorizing distributors and resellers to assemble computer hardware under the manufacturers' brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us which could negatively impact our business.

We acquire products for resale from a limited number of vendors; the loss of any one of these vendors could have a material adverse effect on our business.

   We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 57.7% and 54.4% of our total product purchases in the years ended December 31, 2001 and 2000, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 24.7% and 25.6% of our total product purchases and purchases from Tech Data Corporation comprised 14.1% and 11.2% of our total product purchases in the years ended December 31, 2001 and 2000, respectively. No other vendor supplied more than 10% of our total product purchases in the year ended December 31, 2001. If we were unable to acquire products from Ingram Micro or Tech Data, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

   Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2001 was $75.4 million. Termination, interruption or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

   Some product manufacturers either do not permit us to sell the full line of their products or limit the number of product units available to direct marketers such as us. An element of our business strategy is to continue to increase our participation in first-to-market purchase opportunities. The availability of certain desired products, especially in the direct marketing channel, has been constrained in the past. We could experience a material adverse effect to our business if we are unable to source first-to-market purchase or similar opportunities, or if we face the reemergence of significant availability constraints.

We may experience a reduction in the incentive programs offered to us by our vendors.

   Some product manufacturers and distributors provide us with incentives such as supplier reimbursements, payment discounts, price protection, rebates and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:

..  reduction or elimination of some of these incentive programs;

..  more restrictive price protection and other terms; and

..  reduced advertising allowances and incentives, in some cases.

   Most product manufacturers provide us with co-op advertising support and in exchange we cover their products in our catalogs. This support significantly defrays our catalog production expense. In the past, we have experienced a decrease in the level of co-op advertising support available to us from certain manufacturers. The level of co-op advertising support we receive from some manufacturers may further decline in the future. Such a decline could increase our selling, general and administrative expenses as a percentage of sales and have a material adverse effect on our cash flows.

We face many competitive risks.

   The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including an increasing number of Internet retailers. Certain hardware and software vendors are selling their products directly through their own catalogs and over the Internet. We compete not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of our competitors have greater financial, marketing and larger catalog circulations and customer bases and other resources than we do. In addition, many of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than us. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

   We cannot assure you that we can continue to compete effectively against our current or future competitors. In addition, price is an important competitive factor in the personal computer hardware and software market and we cannot assure you that we will not face increased price competition. If we encounter new competition or fail to compete effectively against our competitors, our business may be harmed.

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

We face and will continue to face significant price competition.

   Generally, pricing is very aggressive in the personal computer industry and we expect pricing pressures to continue. An increase in price competition could result in a reduction of our profit margins. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions or otherwise. Also, our sales of personal computer hardware products are generally producing lower profit margins than those associated with software products. Such pricing pressures could result in an erosion of our market share, reduced sales and reduced operating margins, any of which could have a material adverse effect on our business.

The methods of distributing personal computers and related products are changing and such changes may negatively impact us and our business.

   The manner in which personal computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, Compaq and IBM, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end users could have a material adverse effect on our results of operations.

We could experience system failures which would interfere with our ability to process orders.

   We depend on the accuracy and proper use of our management information systems including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:

..  our ability to manage inventory and accounts receivable collection;

.. our ability to purchase, sell and ship products efficiently and on a timely basis; and

..  our ability to maintain operations.

Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

   Our management information systems require continual upgrades to most effectively manage our operations and customer database. Although we maintain some redundant systems, with full data backup, a substantial interruption in management information systems or in telephone communication systems would substantially hinder our ability to process customer orders and thus could have a material adverse effect on our business.

We rely on the continued development of electronic commerce and Internet infrastructure development.

   We have had an increasing amount of sales made over the Internet in part because of the growing use and acceptance of the Internet by end-users. No one can be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Sales of computer products over the Internet do not currently represent a significant portion of overall computer product sales. Growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. We cannot accurately predict the rate at which they will do so.

   Our success in growing our Internet business will depend in large part upon the development of an infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may overwhelm the existing Internet infrastructure. Our ability to increase the speed with which we provide services to customers and to increase the scope of such services ultimately is limited by and reliant upon the speed and reliability of the networks operated by third parties and these networks may not continue to be developed.

We depend heavily on third party shippers to deliver our products to customers.

   We ship approximately 56% of our products to customers by Airborne Freight Corporation D/B/A "Airborne Express", with the remainder being shipped by United Parcel Service of America, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

We may experience potential increases in shipping, paper and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers.

   Shipping costs are a significant expense in the operation of our business. Increases in postal or shipping rates and paper costs could significantly impact the cost of producing and mailing our catalogs and shipping customer orders. Postage prices and shipping rates increase periodically and we have no control over future increases. We have a long-term contract with Airborne Express whereby Airborne ships products to our customers. We believe that we have negotiated favorable shipping rates with Airborne. We generally invoice customers for shipping and handling charges. There can be no assurance that we will be able to pass on to our customers the full cost, including any future increases in the cost, of commercial delivery services such as Airborne.

   We also incur substantial paper and postage costs related to our marketing activities, including producing and mailing our catalogs. Paper prices historically have been cyclical and we have experienced substantial increases in the past. Significant increases in postal or shipping rates and paper costs could adversely impact our business, financial condition and results of operations, particularly if we cannot pass on such increases to our customers or offset such increases by reducing other costs.

Privacy concerns with respect to list development and maintenance may materially adversely affect our business.

   We mail catalogs and send electronic messages to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. World-wide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny. Any domestic or foreign legislation enacted limiting or prohibiting these practices could negatively affect our business.

We face many uncertainties relating to the collection of state sales or use tax.

   We presently collect sales tax only on sales of products to residents of Ohio, Tennessee, Maryland, the District of Columbia, Massachusetts and Virginia. We began collecting sales tax in Massachusetts in January 2000. Taxable sales to customers located within Ohio, Tennessee, Maryland, the District of Columbia, Massachusetts and Virginia were approximately 7% of our net sales during the year ended December 31, 2001. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

We are dependent on key personnel.

   Our future performance will depend to a significant extent upon the efforts and abilities of our senior executives. The competition for qualified management personnel in the computer products industry is very intense, and the loss of service of one or more of these persons could have an adverse effect on our business. Our success and plans for future growth will also depend on our ability to hire, train and retain skilled personnel in all areas of our business, including sales account managers and technical support personnel. There can be no assurance that we will be able to attract, train and retain sufficient qualified personnel to achieve our business objectives.

We are controlled by two principal stockholders.

   Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 71% of the outstanding shares of our common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of us. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

   We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to the credit agreement as of December 31, 2001. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, there were no borrowings outstanding on the credit agreement at December 31, 2001 and the average outstanding borrowings during the year were not material. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 8.  Consolidated Financial Statements and Supplementary Data

   The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information included under the captions "Information Concerning Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PC Connection's definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be held on May 23, 2002 (the "Proxy Statement") is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2001. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedule, and Reports on Form 8-K

(a) List of Documents Filed as Part of This Report:

    (1)Consolidated Financial Statements

       The consolidated financial statements listed below are included in this document.

                                                                   Page
                  Consolidated Financial Statements             References
                  ---------------------------------             ----------
      Report of Management.....................................    F-2
      Independent Auditors' Report.............................    F-3
      Consolidated Balance Sheets..............................    F-4
      Consolidated Statements of Income........................    F-5
      Consolidated Statement of Changes in Stockholders' Equity    F-6
      Consolidated Statements of Cash Flows....................    F-7
      Notes to Consolidated Financial Statements...............    F-8

    (2)Consolidated Financial Statement Schedule:

       The following Consolidated Financial Statement Schedule, as set forth below, is filed with this report:

                                                            Page
            Schedule                                      Reference
            --------                                      ---------
            Schedule II-Valuation and Qualifying Accounts    S-1

       All other schedules have been omitted because they are either not applicable or the relevant information has already been disclosed in the financial statements.

    (3)Supplementary Data

      Not applicable.

(b) Reports on Form 8-K

      Not applicable.

(c) Exhibits

   The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

                                 EXHIBIT INDEX

Exhibits
--------
  *3.2   Amended and Restated Certificate of Incorporation of Registrant.
  *3.4   Bylaws of Registrant.
  *4.1   Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the
         Registrant.
  *9.1   Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
 *10.1   1993 Incentive and Non-Statutory Stock Option Plan, as amended.
 *10.2   1997 Stock Incentive Plan.
 *10.3   Lease between the Registrant and Miller-Valentine Partners, dated September 24, 1990, as amended, for property located at 2870 Old State Route 73, Wilmington, Ohio.

Exhibits
--------
   *10.4 Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.
   *10.5 Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in Marlow, New Hampshire.
   *10.6 Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1998, for property located at 450 Marlboro Street, Keene, New Hampshire.
   *10.7 Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29,
         1997 for property located at Route 101A, Merrimack, New Hampshire.
   *10.8 Employment Agreement between the Registrant and Wayne L. Wilson, dated August 16, 1995.
   *10.9 Employment Agreement between the Registrant and Robert F. Wilkins, dated December 23, 1995.
  *10.10 Letter Agreement between the Registrant and Airborne Freight Corporation D/B/A "Airborne
         Express," dated April 30, 1990, as amended.
  *10.11 Agreement between the Registrant and Ingram Micro, Inc., dated October 30, 1997, as amended.
  *10.12 Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
  *10.13 Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall and the
         1998 PC Connection Voting Trust.
 **10.14 Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998 for property located at Route 101A, Merrimack, New Hampshire.
 **10.15 Employment Agreement between the Registrant and John L. Bomba, dated March 28, 1997.
 **10.16 Employment Agreement between the Registrant and Mark A. Gavin, dated February 5, 1998.
***10.17 Agreement for Wholesale Financing, dated as of March 25, 1998, between the Registrant and
         Deutsche Financial Services Corporation.
***10.18 Amendment to Agreement for Wholesale Financing, dated as of March 25, 1998, between the
         Registrant and Deutsche Financial Services Corporation.
***10.19 Amendment to Agreement for Wholesale Financing, dated as of November 5, 1999, between the
         Registrant and Deutsche Financial Services Corporation.
***10.20 Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000 between the
         Registrant and Deutsche Financial Services Corporation.
***10.21 Guaranty, dated as of February 25, 2000, entered into by PC Connection, Inc. in connection with the Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000, between the Registrant and Deutsche Financial Services Corporation.
***10.22 Agreement for Inventory Financing, dated as of August 17, 1999, between the Registrant and IBM
         Credit Corporation.
***10.23 Amendment to Agreement for Inventory Financing, dated as of February 25, 2000, between the
         Registrant and IBM Credit Corporation.
***10.24 Guaranty, dated as of February 25, 2000, entered into by PC Connection, Inc., PC Connection
         Sales of Massachusetts, Inc., Merrimack Services Corp. and ComTeq Federal, Inc., in connection with the Amendment to Agreement for Inventory Financing, dated as of February 25, 2000, between the Registrant and IBM Credit Corporation.
***10.25 Agreement for Wholesale Financing, dated as of October 12, 1993, between ComTeq Federal, Inc.
         and IBM Credit Corporation.
***10.26 Amendment to Agreement for Wholesale Financing, dated as of December 23, 1999, between
         ComTeq Federal, Inc. and IBM Credit Corporation.
***10.27 Amendment to Addendum to Agreement for Wholesale Financing, dated as of December 23, 1999, between ComTeq Federal, Inc. and IBM Credit Corporation.
***10.28 Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000, between
         ComTeq Federal, Inc. and IBM Credit Corporation.

 Exhibits
 --------
   ***10.29 Guaranty, dated as of February 25, 2000, entered into by the Registrant, PC Connection, Inc.,
            PC Connection Sales of Massachusetts, Inc. and Merrimack Services Corp., in connection with the Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000, between ComTeq Federal, Inc. and IBM Credit Corporation.
   ***10.30 Agreement for Wholesale Financing, dated as of February 25, 2000, between ComTeq Federal,
            Inc. and Deutsche Financial Services Corporation.
   ***10.31 Guaranty, dated as of February 25, 2000, entered into by PC Connection, Inc. in connection with the Agreement for Wholesale Financing, dated as of February 25, 2000, between ComTeq
            Federal, Inc. and Deutsche Financial Services Corporation.
   ***10.32 Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse,
            Inc. (assignor) and the Registrant (assignee).
   ***10.33 Amended and Restated Credit Agreement, dated February 25, 2000, between PC Connection,
            Inc., the Lenders Party hereto and Citizens Bank of Massachusetts.
 *****10.34 Amendment, dated January 1, 1999, to the Lease Agreement between the Registrant and
            Gallup & Hall Partnership, dated June 1, 1987, as amended for property located in Marlow,
            New Hampshire.
  ****10.35 Lease between Merrimack Services Corporation and White Knight Realty Trust, dated
            October 19, 2000 for property located at 7 Route 101A, Amherst, New Hampshire.
 *****10.36 Amendment to Employment Agreement between the Registrant and Robert Wilkins dated
            December 23, 1995.
 *****10.37 Lease between Merrimack Services Corporation and Schleicher & Schuell, Inc., dated
            November 16, 2000 for property located at 10 Optical Avenue, Keene, New Hampshire.
 *****10.38 Lease between PC Connection Sales and Dover Mills L.P., dated May 1, 2000 for property located at 100 Main Street, Dover, New Hampshire.
 *****10.39 Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated
            December 14, 1993 for property located at 7503 Standish Place, Rockville, Maryland.
 *****10.40 Amendment, dated November 1, 1996 to the Lease Agreement between ComTeq Federal, Inc.
            and Rockville Office/Industrial Associates for property located in Rockville, Maryland.
 *****10.41 Amendment, dated March 31, 1998 to the Lease Agreement between ComTeq Federal, Inc. and
            Rockville Office/Industrial Associates, dated November 1, 1996, as amended for property located in Rockville, Maryland.
 *****10.42 Amendment, dated August 31, 2000 to the Lease Agreement between ComTeq Federal, Inc.
            and Rockville Industrial Associates, dated March 31, 1998, as amended for property located in
            Rockville, Maryland.
 *****10.43 Amendment dated June 26, 2000 to the Lease Agreement between Merrimack Services
            Corporation and EWE Warehouse Investments V, LTD., dated July 31, 1998 for property located at 2840 Old State Route 73, Wilmington, Ohio.
 *****10.44 Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000 for property located at 706 Route 101A, Merrimack, New Hampshire.
******10.45 Amendment, dated December 27, 2000 to the Amended and Restated Credit Agreement, dated
            February 25, 2000, between PC Connection, Inc., the Lender's Party hereto and Citizens Bank of Massachusetts.
******10.46 Amendment, dated May 4, 2001 to the Amended and Restated Credit Agreement, dated
            December 27, 2000, between PC Connection, Inc., the Lender's Party hereto and Citizens Bank of Massachusetts.
******10.47 Amendments, dated June 19, 2001 to the Assignment of Lease Agreements, dated as of
            December 13, 1999, between Micro Warehouse Inc. (assignor) and the Registrant (assignee).

Exhibits
--------
 10.48     Employment Agreement between the Registrant and Kenneth Koppel, dated June 25, 2001.
 10.49     Amendment, dated August 22, 2001 to the Amended and Restated Credit Agreement, dated May 4,
           2001, between PC Connection, Inc., the Lender's Party hereto and Citizens Bank of Massachusetts.
10.50(+)   National Account Agreement between Airborne Express, Inc. and Merrimack Services Corporation
           d/b/a PC Connection Services, dated September 10, 2001.
 10.51     Agreement and Plan of Merger, dated March 25, 2002, by and among PC Connection, Inc., Boca
           Acquisition Corp., MoreDirect, Inc. and the stockholders of MoreDirect, Inc. set forth on Schedule I thereto.
 23.1      Consent of Deloitte & Touche LLP.

--------
* Incorporated by reference from the exhibits filed with the Company's registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
*** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
**** Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 0-23827, filed on November 14, 2000.
***** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
****** Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(+)     Confidential treatment requested for this agreement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PC CONNECTION, INC.
Date: March 29, 2002
                                                   /s/  MARK A. GAVIN
                                          By:__________________________________
                                                      Mark A Gavin
                                                 Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                          Title                  Date
            ----                          -----                  ----

      /s/  JOSEPH BAUTE       Director                      March 29, 2002
-----------------------------
        Joseph Baute

    /s/  PETER J. BAXTER      Director                      March 29, 2002
-----------------------------
       Peter J. Baxter

  /s/  DAVID BEFFA-NEGRINI    Director                      March 29, 2002
-----------------------------
     David Beffa-Negrini

    /s/  PATRICIA GALLUP      Chairman                      March 29, 2002
-----------------------------
       Patricia Gallup

     /s/  MARK A. GAVIN       Chief Financial Officer       March 29, 2002
-----------------------------   (Principal Financial and
        Mark A. Gavin           Accounting Officer)

       /s/  DAVID HALL        Vice Chairman and Director    March 29, 2002
-----------------------------
         David Hall

     /s/  KENNETH KOPPEL      Chief Executive Officer       March 29, 2002
-----------------------------
       Kenneth Koppel

    /s/  MARTIN C. MURRER     Director                      March 29, 2002
-----------------------------
      Martin C. Murrer

    /s/  WAYNE L. WILSON      President and COO             March 29, 2002
-----------------------------
       Wayne L. Wilson

                     PC CONNECTION, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Report of Management............................................................................ F-2
Independent Auditors' Report.................................................................... F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000.................................... F-4
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999......... F-5
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2001,
  2000, and 1999................................................................................ F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999..... F-7
Notes to Consolidated Financial Statements...................................................... F-8

REPORT OF MANAGEMENT

   Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K rests with PC Connection, Inc. and its subsidiaries ("the Company") management. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

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

   Deloitte & Touche LLP, the independent auditing firm, is retained to audit the Company's consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with auditing standards generally accepted in the United States of America.

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

        Kenneth Koppel           Wayne L. Wilson      Mark A. Gavin
        Chief Executive Officer  President and        Senior Vice President
                                 Chief Operating      of Finance and
                                 Officer              Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
PC Connection, Inc.
Merrimack, New Hampshire

   We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Boston, Massachusetts
January 24, 2002
March 25, 2002 as to Note 15

                     PC CONNECTION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands, except per share data)

                                                                                   December 31,
                                                                                ------------------
                                                                                  2001      2000
                                                                                --------  --------
                                    ASSETS
Current Assets:
 Cash and cash equivalents..................................................... $ 35,605  $  7,363
 Accounts receivable, net......................................................  117,461   139,644
 Inventories - merchandise.....................................................   48,003    54,679
 Deferred income taxes.........................................................    2,304     2,175
 Income taxes receivable.......................................................    1,312     4,882
 Prepaid expenses and other current assets.....................................    3,013     3,064
                                                                                --------  --------
   Total current assets........................................................  207,698   211,807
Property and equipment, net....................................................   27,472    28,665
Goodwill, net..................................................................    8,807     9,509
Other assets...................................................................      258       432
                                                                                --------  --------
   Total Assets................................................................ $244,235  $250,413
                                                                                ========  ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of capital lease obligation to affiliate................... $    171  $    153
 Current maturities of long-term debt..........................................    1,000     1,000
 Accounts payable..............................................................   75,399    86,216
 Accrued expenses and other liabilities........................................   10,272    12,769
                                                                                --------  --------
   Total current liabilities...................................................   86,842   100,138
Long-term debt, less current maturities........................................       --     1,000
Capital lease obligation to affiliate, less current maturities.................    6,621     6,792
Deferred income taxes..........................................................    3,523     3,555
Other liabilities..............................................................       73       241
                                                                                --------  --------
   Total Liabilities...........................................................   97,059   111,726
                                                                                --------  --------
Commitments and Contingencies (Note 11)
Stockholders' Equity:
   Preferred Stock, $.01 par value, 10,000 shares authorized, 0 issued and
     outstanding at December 31, 2001 and December 31, 2000....................       --        --
   Common Stock, $.01 par value, 100,000 shares authorized, 24,748 and 24,416 issued, 24,543 and 24,416 outstanding at December 31, 2001 and
     December 31, 2000, respectively...........................................      247       244
 Additional paid-in capital....................................................   74,393    71,542
 Retained earnings.............................................................   74,073    66,901
 Treasury stock at cost........................................................   (1,537)       --
                                                                                --------  --------
   Total Stockholders' Equity..................................................  147,176   138,687
                                                                                --------  --------
   Total Liabilities and Stockholders' Equity.................................. $244,235  $250,413
                                                                                ========  ========

                See notes to consolidated financial statements.

                     PC CONNECTION, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (amounts in thousands, except per share data)

                                                              Years Ended December 31,
                                                         ----------------------------------
                                                            2001        2000        1999
                                                         ----------  ----------  ----------
Net sales............................................... $1,180,951  $1,449,908  $1,080,835
Cost of sales...........................................  1,049,799   1,273,687     951,489
                                                         ----------  ----------  ----------
 Gross Profit...........................................    131,152     176,221     129,346
Selling, general and administrative expenses............    117,508     123,972      91,405
Restructuring costs and other special charges...........      2,204          --          --
                                                         ----------  ----------  ----------
 Income from operations.................................     11,440      52,249      37,941
Interest expense........................................     (1,179)     (2,086)     (1,392)
Other, net..............................................      1,307         589         116
                                                         ----------  ----------  ----------
Income before taxes.....................................     11,568      50,752      36,665
Income taxes............................................     (4,396)    (19,289)    (13,935)
                                                         ----------  ----------  ----------
 Net income............................................. $    7,172  $   31,463  $   22,730
                                                         ==========  ==========  ==========
Earnings per common share:
 Basic.................................................. $      .29  $     1.31  $      .97
                                                         ==========  ==========  ==========
 Diluted................................................ $      .29  $     1.23  $      .94
                                                         ==========  ==========  ==========
Shares used in computation of earnings per common share:
 Basic..................................................     24,453      24,054      23,475
                                                         ==========  ==========  ==========
 Diluted................................................     24,947      25,572      24,167
                                                         ==========  ==========  ==========



                See notes to consolidated financial statements.

                     PC CONNECTION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (amounts in thousands)

                                            Common Stock  Additional          Treasury Shares
                                            -------------  Paid-In   Retained --------------
                                            Shares Amount  Capital   Earnings Shares Amount    Total
                                            ------ ------ ---------- -------- ------ -------  --------
Balance, December 31, 1998................. 23,408  $234   $56,734   $12,708     --  $    --  $ 69,676
                                            ------  ----   -------   -------   ----  -------  --------
Exercise of stock options, including income
  tax benefits.............................    176     2     1,182        --     --       --     1,184
Issuance of stock under employee stock
  purchase plan............................     69     1       470        --     --       --       471
Compensation under nonstatutory stock
  option agreements........................     --    --       162        --     --       --       162
Net income and comprehensive income........     --    --        --    22,730     --       --    22,730
                                            ------  ----   -------   -------   ----  -------  --------
Balance, December 31, 1999................. 23,653   237    58,548    35,438     --       --    94,223
                                            ------  ----   -------   -------   ----  -------  --------
Exercise of stock options, including income
  tax benefits.............................    687     6    12,012        --     --       --    12,018
Issuance of stock under employee stock
  purchase plan............................     76     1       931        --     --       --       932
Compensation under nonstatutory stock
  option agreements........................     --    --        51        --     --       --        51
Net income and comprehensive income........     --    --        --    31,463     --       --    31,463
                                            ------  ----   -------   -------   ----  -------  --------
Balance, December 31, 2000................. 24,416   244    71,542    66,901     --       --   138,687
                                            ------  ----   -------   -------   ----  -------  --------
Exercise of stock options, including income
  tax benefits.............................    197     2     1,379        --     --       --     1,381
Issuance of stock under employee stock
  purchase plan............................    135     1     1,472        --     --       --     1,473
Net income and comprehensive income........     --    --        --     7,172     --       --     7,172
Repurchase of common stock for Treasury....     --    --        --        --   (205)  (1,537)   (1,537)
                                            ------  ----   -------   -------   ----  -------  --------
Balance, December 31, 2001................. 24,748  $247   $74,393   $74,073   (205) $(1,537) $147,176
                                            ======  ====   =======   =======   ====  =======  ========




                See notes to consolidated financial statements.

                     PC CONNECTION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)

                                                                           Years Ended December 31,
                                                                        ------------------------------
                                                                          2001      2000       1999
-                                                                       --------  ---------  ---------
Cash Flows from Operating Activities:
 Net income............................................................ $  7,172  $  31,463  $  22,730
 Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
   Depreciation and amortization.......................................    7,815      6,566      5,334
   Deferred income taxes...............................................     (500)     1,540      2,153
   Compensation under nonstatutory stock option agreements.............       --         51        162
   Provision for doubtful accounts.....................................   10,680      9,868      6,821
   (Gain)/loss on disposal of fixed assets.............................     (174)       (13)       159
 Changes in assets and liabilities:
   Accounts receivable.................................................   11,503    (49,607)   (42,795)
   Inventories.........................................................    6,676      9,669       (305)
   Prepaid expenses and other current assets...........................    3,621     (3,295)      (504)
   Other non-current assets............................................      139       (263)        --
   Accounts payable....................................................  (10,817)   (19,077)    19,945
   Income tax benefits from exercise of stock options..................      242      8,193        370
   Accrued expenses and other liabilities..............................   (2,184)       897      1,969
                                                                        --------  ---------  ---------
 Net cash provided by (used for) operating activities..................   34,173     (4,008)    16,039
                                                                        --------  ---------  ---------
Cash Flows from Investing Activities:
 Purchases of property and equipment...................................   (6,122)   (12,581)    (7,653)
 Proceeds from sale of property and equipment..........................      269      2,074      2,155
 Payment for acquisitions, net of cash acquired........................       --     (2,158)    (3,198)
                                                                        --------  ---------  ---------
 Net cash used for investing activities................................   (5,853)   (12,665)    (8,696)
                                                                        --------  ---------  ---------
Cash Flows from Financing Activities:
 Proceeds from short-term borrowings...................................   44,955    583,042    442,731
 Repayment of short-term borrowings....................................  (44,955)  (583,042)  (442,731)
 Repayment of notes payable............................................   (1,000)    (1,000)        --
 Repayment of capital lease obligation to affiliate....................     (153)      (137)      (122)
 Exercise of stock options.............................................    1,139      3,825        814
 Issuance of stock under employee stock purchase plan..................    1,473        932        471
 Purchase of treasury shares...........................................   (1,537)        --         --
                                                                        --------  ---------  ---------
 Net cash provided by (used for) financing activities..................      (78)     3,620      1,163
                                                                        --------  ---------  ---------
 Increase (decrease) in cash and cash equivalents......................   28,242    (13,053)     8,506
 Cash and cash equivalents, beginning of year..........................    7,363     20,416     11,910
                                                                        --------  ---------  ---------
 Cash and cash equivalents, end of year................................ $ 35,605  $   7,363  $  20,416
                                                                        ========  =========  =========
Supplemental Cash Flow Information:
 Interest paid......................................................... $  1,092  $   1,923  $   1,398
 Income taxes paid.....................................................    2,818     13,242      9,374
Non-Cash Activities:
 Issuance of notes payable in connection with acquisition of subsidiary $     --  $      --  $   3,000

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

  Revenue Recognition

   Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains oral or written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the point of shipment, except for sales to federal agencies, for which delivery occurs at destination. The Company provides its customers with a limited thirty day right of return only for defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", based on significant historical experience.

   All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and have been classified as "net sales." Costs related to such shipping and handling billings are classified as "cost of sales."

  Cash and Cash Equivalents

   The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company's cash equivalents approximates fair value.

  Accounts Receivable

   Ongoing credit evaluations of the Company's customers are performed, and credit limits are adjusted, based on payment history and customer credit-worthiness. An allowance for estimated doubtful accounts is maintained based on the Company's historical experience and the customer credit issues identified. Collections are monitored regularly, and the allowance is adjusted as necessary to recognize any changes in credit exposure.

  Inventories--Merchandise

   Inventories (all finished goods) consisting of software packages, computer systems and peripheral equipment, are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving and nonsalable inventory.

  Advertising Costs and Revenues

   Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximate the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which the Company receives advertising allowances and incentives. These revenues are recognized on the same basis as the catalog costs and are offset against selling, general and administrative expense on the consolidated statements of income.

   Advertising costs charged to expense were $25,847, $27,159, and $31,487 for the years ended December 31, 2001, 2000 and 1999, respectively. Deferred advertising revenues at December 31, 2001, 2000 and 1999 exceeded deferred advertising costs by $228, $110, and $423 at those respective dates.

  Comprehensive Income

   There are no other elements of comprehensive income in the three years ended December 31, 2001 apart from net income as reported.

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

  Goodwill

   Goodwill arises from certain purchase transactions and is amortized using the straight-line method over appropriate periods not exceeding 15 years. The amount charged to expense during 2001, 2000 and 1999 was $738, $704 and $324, respectively. In certain situations, specifically those where the goodwill is associated with other assets that are subject to impairment losses, goodwill impairment is assessed relative to undiscounted cash flows. In other situations where goodwill is considered to be associated with the entire enterprise, impairment is assessed based on undiscounted enterprise cash flows. (See "Recently Issued Financial Accounting Pronouncements" below in Note 1 for a discussion of the Company's adoption of SFAS 142.)

  Income Taxes

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

  Concentrations

   Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed.

   During the years ended December 31, 2001 and 2000, product purchases from Ingram Micro, Inc., the Company's largest vendor, accounted for approximately 24.7% and 25.6%, respectively, of its total product purchases. Purchases from Tech Data Corporation comprised 14.1% and 11.2% of the Company's total purchases in the years ended December 31, 2001 and 2000, respectively. No other vendor accounted for more than 10% of the Company's total product purchases.

  Earnings Per Share

   Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock where such options have a dilutive effect on earnings per share.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                   2001    2000    1999
                                                  ------- ------- -------
       Numerator:
        Net income............................... $ 7,172 $31,463 $22,730
                                                  ======= ======= =======
       Denominator:
        Denominator for basic earnings per share.  24,453  24,054  23,475
       Effect of dilutive securities:
        Employee stock options...................     494   1,518     692
                                                  ------- ------- -------
       Denominator for diluted earnings per share  24,947  25,572  24,167
                                                  ======= ======= =======
       Earnings per share:
        Basic.................................... $   .29 $  1.31 $   .97
                                                  ======= ======= =======
        Diluted.................................. $   .29 $  1.23 $   .94
                                                  ======= ======= =======

   The following options to purchase Common Stock were excluded from the computation of diluted earnings per share for years ended December 31, 2001, 2000, and 1999 because the effect of the options on the calculation would have been anti-dilutive:

                                               2001 2000 1999
                                               ---- ---- ----
                   Anti-dilutive stock options 868   97   --

  Stock-Based Compensation

   Compensation expense associated with awards of stock or options to employees and directors is measured using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Disclosures concerning the impact of the utilization of the fair market value model prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", appear in Note 8.

  Restructuring Costs and Other Special Charges

   On March 28, 2001, the Company announced the reduction of non-sales staff by approximately 125 individuals, or 7.5% of the Company's work force. The Company took a charge of approximately $0.9 million in the first quarter of 2001 to cover costs related to this staff reduction. This staff reduction was completed in early April 2001. The Company took a charge in the third quarter of 2001 to cover costs related to additional staff reductions of $0.5 million and to cover $0.7 million of costs associated with proposed acquisitions abandoned during the quarter. All third-quarter staff reductions were completed by September 30, 2001. The Company took a charge in the fourth quarter of 2001 to cover costs related to additional staff reductions of $0.1 million. This is reflected under the caption, "restructuring costs and other special charges" on the consolidated statements of income for the year ended December 31, 2001. Liabilities at December 31, 2001 are included in accrued expenses and other liabilities on the balance sheet.

   A rollforward of restructuring costs and other special charges for the twelve months ended December 31, 2001 is shown below. There were no changes in estimates in the interim periods.

                                                                         Liabilities at
                                            Total Charges Cash Payments December 31, 2001
                                            ------------- ------------- -----------------
Workforce Reduction........................    $1,510        $(1,085)         $425
Cost Associated with Abandoned Acquisitions       694           (694)            0
                                               ------        -------          ----
                                               $2,204        $(1,779)         $425
                                               ======        =======          ====

  Share Repurchase Authorization

   The Company announced on March 28, 2001 that its Board of Directors authorized the spending of up to $15.0 million to repurchase the Company's common stock. Share purchases will be made in the open market from time to time depending on market conditions. The Company has repurchased 205,000 shares for $1.5 million as of December 31, 2001, which are reflected as treasury stock on the consolidated balance sheet.

  Recently Issued Financial Accounting Pronouncements

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

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. In addition, the statement includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. The Company believes the impact of adopting this statement will not be material to the balance sheet. The Company had recorded $738 in amortization relative to goodwill in 2001. This amortization will cease in 2002 with the adoption of SFAS 142.

  Reclassifications

   Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

2.  ACQUISITIONS

   On January 4, 2000 the Company acquired the Merisel Americas Inc. call center in Marlborough, Massachusetts for approximately $2,200 including acquisition costs. The Company acquired the assembled work force of Merisel, as well as its fixed assets; it also assumed its lease liabilities. The excess of the purchase price over the fair value of the assets acquired totaled approximately $1,300. Such excess is currently amortized over a period of 15 years. (See Note 1 for a discussion of the Company's adoption of SFAS 142.)

   On June 29, 1999, the Company acquired all of the outstanding stock of ComTeq Federal, Inc., a supplier of computer equipment and services to federal government agencies. The purchase price was $8,300, including acquisition costs and consisted of cash of $5,300 and promissory notes aggregating $3,000. Total cash paid for ComTeq Federal Inc., net of cash acquired, was $3,200. The transaction has been accounted for by the purchase method, and accordingly, the results of operations for the period from June 29, 1999 are included in the accompanying financial statements. The assets purchased and liabilities assumed have been recorded at their fair value at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair value of the liabilities assumed has been recorded as goodwill (approximately $9,700). Goodwill is currently amortized over a period of 15 years. (See Note 1 for a discussion of the Company's adoption of SFAS 142). The promissory notes are unsecured, bear interest at the prime rate less 0.5% and are scheduled to be repaid over a three-year period. As of December 31, 2001, the short-term portion of the promissory notes was $1,000 and the long-term portion was zero.

  Pro Forma Information

   The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of ComTeq Federal, Inc. had taken place as of the beginning of each of the periods presented. Merisel results prior to the acquisition have not been included because of their immateriality.

                                                Year Ended
                                             December 31, 1999
                                             -----------------
                  Revenues..................    $1,105,664
                  Net income................        23,350
                  Diluted earnings per share           .97

3.  ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following:

                                                  December 31,
                                               ------------------
                                                 2001      2000
                                               --------  --------
             Trade............................ $115,739  $134,682
             Co-op advertising................    6,242     4,243
             Vendor returns, rebates and other    4,657     9,847
                                               --------  --------
                  Total.......................  126,638   148,772
             Less allowances for:
                  Sales returns...............   (1,745)   (3,592)
                  Doubtful accounts...........   (7,432)   (5,536)
                                               --------  --------
             Accounts receivable, net......... $117,461  $139,644
                                               ========  ========

4.  PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following:

                                                                           December 31,
                                                                        ------------------
                                                                          2001      2000
                                                                        --------  --------
Facilities under capital lease......................................... $  7,215  $  7,215
Leasehold improvements.................................................    5,406     4,730
Furniture and equipment................................................   27,166    25,711
Computer software, including licenses and internally-developed software   22,050    18,645
Automobiles............................................................      269       266
                                                                        --------  --------
     Total.............................................................   62,106    56,567
Less accumulated depreciation and amortization.........................  (34,634)  (27,902)
                                                                        --------  --------
Property and equipment, net............................................ $ 27,472  $ 28,665
                                                                        ========  ========

5.  BANK BORROWINGS

   At December 31, 2001, the Company had an unsecured credit agreement with a bank providing for short-term borrowings up to $70,000 which bears interest at various rates ranging from the prime rate (4.75% at December 31, 2001) to prime rate less 1% depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit agreement includes various customary financial and operating covenants, including minimum net worth requirements, minimum net income requirements and restrictions on the payment of dividends, none of which the Company believes significantly restricts the Company's operations. No amounts were outstanding under this facility at December 31, 2001. The credit agreement matures on May 31, 2002. The Company is currently renegotiating the credit agreement.

   Certain information with respect to short-term borrowings were as follows:

                             Weighted Average Maximum Amount Average Amount
                              Interest Rate    Outstanding    Outstanding
                             ---------------- -------------- --------------
     Year ended December 31,
          2001..............       5.9%          $ 6,267         $  197
          2000..............       8.2            55,000          9,567
          1999..............       7.4            29,543          4,497

6.   TRADE CREDIT ARRANGEMENTS

   At December 31, 2001 and 2000, the Company had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $60,000. The cost of such financing under these agreements is borne by the suppliers. At December 31, 2001 and 2000, accounts payable included $6,374 and $12,136, respectively owed to these financial institutions.

7.   CAPITAL LEASE

   In November 1997, the Company entered into a fifteen-year lease for its corporate headquarters with an affiliated company related to the Company through common ownership. The Company occupied the facility upon completion of construction in late November 1998, and the lease payments commenced in December 1998.

Annual lease payments under the terms of the lease, as amended, are approximately $911 for the first five years of the lease, increasing to $1,025 for years six through ten and $1,139 for years eleven through fifteen. The lease requires the Company to pay its proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. The Company has the option to renew the lease for two additional terms of five years each. The lease has been recorded as a capital lease.

   The net book value of capital lease assets was $5,732 and $6,213 as of December 31, 2001 and 2000, respectively.

   Future aggregate minimum annual lease payments under this lease at December 31, 2001 are as follows:

  Year Ending December 31                                             Payments
  -----------------------                                             --------
  2002............................................................... $   911
  2003...............................................................     921
  2004...............................................................   1,025
  2005...............................................................   1,025
  2006...............................................................   1,025
  2007 and thereafter................................................   7,663
                                                                      -------
  Total minimum payments (excluding taxes, maintenance and insurance)  12,570
  Less amount representing interest..................................  (5,778)
                                                                      -------
  Present value of minimum lease payments............................   6,792
  Less current maturities............................................    (171)
                                                                      -------
  Long-term portion.................................................. $ 6,621
                                                                      =======

8.   STOCKHOLDERS' EQUITY

  Preferred Stock

   The Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") authorized the issuance of up to 10,000,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, redemption privileges and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 2001 and 2000.

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

   In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the "1997 Plan"), which became effective on the closing of the Company's initial public offering in 1998. The 1997 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and awards of restricted stock and unrestricted stock. A total of 3,600,000 shares have been reserved for issuance under this Plan.

   Information regarding the 1993 and 1997 Plans is as follows:

                                                    Weighted Weighted
                                                    Average  Average
                                          Option    Exercise   Fair
                                          Shares     Price    Value
                                         ---------  -------- --------
          Outstanding, December 31, 1998 2,408,355    7.02
               Granted..................   714,832   10.36     4.29
               Exercised................  (175,903)   4.62
               Forfeited................  (124,674)   9.02
                                         ---------
          Outstanding, December 31, 1999 2,822,610    7.93
                                         ---------
               Granted..................   626,415   30.27    15.78
               Exercised................  (687,653)   5.56
               Forfeited................  (111,864)  13.35
                                         ---------
          Outstanding, December 31, 2000 2,649,508   13.61
                                         ---------
               Granted..................   776,367   13.01     9.14
               Exercised................  (197,134)   5.78
               Forfeited................  (334,929)  18.53
                                         ---------
          Outstanding December 31, 2001. 2,893,812   13.40
                                         =========

   The following table summarizes the status of outstanding stock options as of December 31, 2001:

                         Options Outstanding            Options Exercisable
                ------------------------------------- ------------------------
                            Weighted
                            Average       Weighted                 Weighted
   Exercise      No. of    Remaining      Average      No. of      Average
  Price Range    Shares   Life (Years) Exercise Price  Shares   Exercise Price
  -----------   --------- ------------ -------------- --------- --------------
      $.51        315,693     2.32         $  .51       315,693    $   .51
     $3.81        117,244     4.34           3.81       117,244       3.81
     $8.92        274,845     7.73           8.92       117,496       8.92
     $9.98          5,000     8.96           9.98         1,250       9.98
     $10.10        57,500     9.80          10.10             0          0
     $10.81       151,641     9.21          10.81             0          0
     $10.99        21,250     9.63          10.99             0          0
     $11.67       925,298     5.87          11.67       727,563      11.67
 $11.83--$16.83   546,936     9.31          14.10         8,248      13.01
     $18.33       196,891     8.06          18.33        49,272      18.33
 $20.33--$34.83   122,500     8.38          23.01        32,500      22.85
     $51.81       141,014     8.54          51.81        36,287      51.81
 $52.75--$62.19    18,000     8.64          53.54         4,500      53.54
 -------------- ---------     ----         ------     ---------    -------
  $.51--$62.19  2,893,812     6.77         $13.40     1,410,053    $  9.97
 ============== =========     ====         ======     =========    =======

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense for options awarded under the Plans in 2001, 2000 and 1999, has been recognized using the intrinsic value method.

   The fair value of options granted prior to the consummation of the Company's initial public offering in 1998 was estimated using the minimum value method and risk-free interest rates and expected option lives of 6% and seven years, respectively. The minimum value pricing method was designed to value stock options of non-public companies; accordingly, the minimum value method assumed zero volatility.

   The Black-Scholes model was used to value options granted subsequent to the Offering using a volatility factor of 98.8%, 69%, and 50% for 2001, 2000 and 1999, respectively, estimated option lives of four years, and a risk-free interest rate of 4% for 2001, 6.4% for 2000, and 6% for 1999. Management believes that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

   Compensation expense charged to operations using the intrinsic value method totaled $0, $51 and $162 for the years ended December 31, 2001, 2000, and 1999, respectively. Had the Company recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the years ended December 31 would have been as follows:

                                                   2001   2000    1999
                                                  ------ ------- -------
        Net income, as reported.................. $7,172 $31,463 $22,730
        Net income, under SFAS No. 123...........  4,849  29,414  21,511
        Diluted net income per share, as reported    .29    1.23     .94
        Diluted net income, under SFAS No. 123...    .20    1.15     .89

  1997 Employee Stock Purchase Plan

   In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of Common Stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the offering period, whichever is lower. An aggregate of 337,500 shares of Common Stock has been reserved for issuance under the Purchase Plan, of which 279,152 shares were purchased.

9.   INCOME TAXES

   The 2001, 2000 and 1999 provision for income taxes consisted of the following:

                                          Years Ended December 31,
                                          ------------------------
                                           2001     2000    1999
                                          ------   ------- -------
               Paid or currently payable:
               --------------------------
                Federal.................. $4,510   $16,673 $10,373
                State....................    386     1,526   1,409
                                          ------   ------- -------
                  Total current..........  4,896    18,199  11,782
                                          ------   ------- -------
                Deferred:
                Federal..................   (460)    1,004   1,983
                State....................    (40)       86     170
                                          ------   ------- -------
                  Net deferred...........   (500)    1,090   2,153
                                          ------   ------- -------
                  Net provision.......... $4,396   $19,289 $13,935
                                          ======   ======= =======

   The components of the deferred taxes at December 31, 2001 and 2000 are as follows:

                                                             2001     2000
                                                            -------  -------
   Current:
   --------
    Provisions for doubtful accounts....................... $ 2,824  $ 2,104
    Inventory costs capitalized for tax purposes...........      93      442
    Inventory and sales returns reserves...................     586      887
    Deductible expenses, primarily employee-benefit related     120       61
    Other liabilities......................................  (1,319)  (1,319)
                                                            -------  -------
    Net deferred tax asset.................................   2,304    2,175
                                                            -------  -------

                                                                2001     2000
                                                               -------  -------
Non-Current:
------------
 Compensation under non-statutory stock option agreements.....     409      426
 Excess of book basis over tax basis of property and equipment  (3,932)  (3,981)
                                                               -------  -------
 Net deferred tax liability...................................  (3,523)  (3,555)
                                                               -------  -------
 Net deferred tax (liability)................................. $(1,219) $(1,380)
                                                               =======  =======

   The reconciliation of the Company's 2001, 2000 and 1999 income tax provision to the statutory federal tax rate is as follows:

                                                     2001  2000  1999
                                                     ----  ----  ----
          Statutory tax rate........................ 35.0% 35.0% 35.0%
          State income taxes, net of federal benefit  3.0   2.5   2.6
          Nondeductible expenses....................  0.1   0.4   0.2
          Other--net................................ (0.1)  0.1   0.2
                                                     ----  ----  ----
          Effective income tax rate................. 38.0% 38.0% 38.0%
                                                     ====  ====  ====

10.   EMPLOYEE BENEFIT PLAN

   The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2001, 2000 or 1999. The Company made matching contributions to the employee savings element of the plan of $513, $592 and $317 in 2001, 2000 and 1999, respectively.

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

   In addition, the Company leases office, distribution facilities and equipment from unrelated parties with remaining terms of one to six years.

   Future aggregate minimum annual lease payments under these leases at December 31, 2001 are as follows:

             Year Ending December 31 Related Parties Others Total
             ----------------------- --------------- ------ ------
               2002.................      $179       $5,405 $5,584
               2003.................       149        3,134  3,283
               2004.................       134        2,017  2,151
               2005.................       134          191    325
               2006.................       134           29    163
               2007 and thereafter..       204           --    204

   Total rent expense aggregated $5,656, $3,936 and $1,470 for the years ended December 31, 2001, 2000 and 1999, respectively, under the terms of the leases described above. Such amounts included $179, $169 and $189 in 2001, 2000 and 1999, respectively, paid to related parties.

  Contingencies

   The Company is subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

12.   OTHER RELATED PARTY TRANSACTIONS

   As described in Notes 7 and 11, the Company has leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to the Company through common ownership.

                                                    Years Ended December 31
                                                    -----------------------
                                                     2001    2000    1999
                                                    ----    ----    ----
    Revenue:
     Sales of various products..................... $  3    $  3    $  1
     Sales of services to affiliated companies.....  148     300     332
    Costs:
     Purchase of services from affiliated companies    1       9       6

13.   SEGMENT AND RELATED DISCLOSURES

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements.

   Management has determined that the Company has only one "reportable operating segment", given the financial information provided to and used by the "chief decision maker" of the Company to allocate resources and assess the Company's performance. However, senior management does monitor revenue by platform (PC vs Mac), sales channel (Inbound Telesales, Corporate Outbound, On-line Internet), and product mix, (Notebooks, Desktops and Servers, Storage Devices, Software, Networking Communications, Printers, Video and Monitors, Memory, Accessories and Other).

   Net sales by platform, sales channel, and product mix are presented below:

                                         Years Ended December 31,
                                     --------------------------------
                                        2001       2000       1999
                                     ---------- ---------- ----------
          Platform
          --------
           PC and Multi Platform.... $1,061,700 $1,300,453 $  919,543
           Mac......................    119,251    149,455    161,292
                                     ---------- ---------- ----------
               Total................ $1,180,951 $1,449,908 $1,080,835
                                     ========== ========== ==========
          Sales Channel
          -------------
           Corporate Outbound....... $  937,846 $1,099,879 $  705,580
           Inbound Telesales........    140,196    237,013    314,622
           On-Line Internet.........    102,909    113,016     60,633
                                     ---------- ---------- ----------
               Total................ $1,180,951 $1,449,908 $1,080,835
                                     ========== ========== ==========
          Product Mix
          -----------
           Notebooks................ $  255,043 $  365,067 $  250,801
           Desktop/Servers..........    145,951    211,505    165,325
           Storage Devices..........    115,813    139,406    109,675
           Software.................    158,486    149,982    129,484
           Networking Communications    107,028    113,022     69,065
           Printers.................     97,205    103,125     99,287
           Video & Monitors.........    106,159    117,602     81,805
           Memory...................     33,544     58,465     38,318
           Accessories/Other........    161,722    191,734    137,075
                                     ---------- ---------- ----------
               Total................ $1,180,951 $1,449,908 $1,080,835
                                     ========== ========== ==========

   Included in the product mix sales are enterprise networking product sales of $234,000, $253,000 and $125,000 for the years ended December 2001, 2000 and
1999, respectively.

   Substantially, all of the Company's net sales in 2001, 2000 and 1999 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 2001, 2000 and 1999. All of the Company's assets at December 31, 2001 and 2000 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. No single customer other than federal government accounted for more than 3% of total net sales in 2001. Net sales to the federal government in 2001, 2000 and 1999 were $164.2 million, $129.2 million and $81.4 million, or 13.9%, 8.9% and 7.5% of total net sales, respectively.

14.  SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

   The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 2000. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See "Factors That May Affect Future Results and Financial Condition--Historical Net Losses; Variability of Quarterly Results."

                                                          Quarters Ended
                                              --------------------------------------
                                              March 31, June 30,  Sept. 30, Dec. 31,
                                                2001      2001      2001      2001
                                              --------- --------  --------- --------

Net sales.................................... $301,775  $297,338  $308,689  $273,149
Cost of sales................................  266,450   264,486   275,454   243,409
                                              --------  --------  --------  --------
     Gross profit............................   35,325    32,852    33,235    29,740
Selling, general and administrative expenses.   30,463    30,653    29,038    27,354
Restructuring costs and other special charges      851        --     1,200       153
                                              --------  --------  --------  --------
     Income from operations..................    4,011     2,199     2,997     2,233
Interest expense.............................     (377)     (277)     (264)     (261)
Other, net...................................      288       396       357       266
                                              --------  --------  --------  --------
Income before income taxes...................    3,922     2,318     3,090     2,238
Income tax provision.........................   (1,489)     (882)   (1,174)     (851)
                                              --------  --------  --------  --------
     Net Income.............................. $  2,433  $  1,436  $  1,916  $  1,387
                                              ========  ========  ========  ========
Weighted average common shares outstanding:
     Basic...................................   24,417    24,422    24,506    24,467
                                              ========  ========  ========  ========
     Diluted.................................   24,931    24,994    24,921    24,931
                                              ========  ========  ========  ========
Earnings per common share:
     Basic................................... $    .10  $    .06  $    .08  $    .06
                                              ========  ========  ========  ========
     Diluted................................. $    .10  $    .06  $    .08  $    .06
                                              ========  ========  ========  ========

                                                         Quarters Ended
                                             --------------------------------------
                                             March 31, June 30,  Sept. 30, Dec. 31,
                                               2000      2000      2000      2000
                                             --------- --------  --------- --------

Net sales................................... $333,799  $366,090  $404,876  $345,143
Cost of sales...............................  293,169   321,145   355,146   304,227
                                             --------  --------  --------  --------
     Gross profit...........................   40,630    44,945    49,730    40,916
Selling, general and administrative expenses   29,007    30,903    32,872    31,190
                                             --------  --------  --------  --------
     Income from operations.................   11,623    14,042    16,858     9,726
Interest expense............................     (340)     (334)     (440)     (972)
Other, net..................................      204       165       121        99
                                             --------  --------  --------  --------
Income before income taxes..................   11,487    13,873    16,539     8,853
Income tax provision........................   (4,368)   (5,272)   (6,284)   (3,365)
                                             --------  --------  --------  --------
     Net Income............................. $  7,119  $  8,601  $ 10,255  $  5,488
                                             ========  ========  ========  ========
Weighted average common shares outstanding:
     Basic..................................   23,676    23,926    24,243    24,364
                                             ========  ========  ========  ========
     Diluted................................   24,879    25,556    25,897    25,471
                                             ========  ========  ========  ========
Earnings per common share:
     Basic.................................. $    .30  $    .36  $    .42  $    .23
                                             ========  ========  ========  ========
     Diluted................................ $    .29  $    .34  $    .40  $    .22
                                             ========  ========  ========  ========

15.  SUBSEQUENT EVENT

   On March 25, 2002, the Company signed a definitive agreement to acquire all of the outstanding stock of MoreDirect, Inc., an e-procurement supplier of information technology products for medium to large corporate and government organizations nationwide. Under the terms of the agreement, the Company will pay the shareholders of MoreDirect Inc., $21,000 in cash at closing. In addition, PC Connection will pay additional cash to the MoreDirect shareholders based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. PC Connection will also escrow $10,000 in cash at closing to fund a portion of these contingent payments. The transaction will be accounted for by the purchase method, and accordingly, that company's results of operations will be included in the Company's consolidated financial statements only for periods after the date of closing. For 2001, MoreDirect reported net sales and pre-tax income of $219,000 and $9,200, respectively.

                     PC CONNECTION, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            (amounts in thousands)

                                Balance at Charged to                Balance at
                                Beginning  Costs and     Deductions-   End of
          Description           of Period   Expenses     Write-Offs    Period
          -----------           ---------- ----------    ----------- ----------
Allowance for Sales Returns
 Year Ended December 31, 1999..   $4,030    $68,215       $(68,528)    $3,717
 Year Ended December 31, 2000..    3,717     67,321        (67,446)     3,592
 Year Ended December 31, 2001..    3,592     52,969        (54,816)     1,745
Allowance for Doubtful Accounts
 Year Ended December 31, 1999..    5,121      6,821/(1)/    (8,009)     3,933
 Year Ended December 31, 2000..    3,933      9,868/(1)/    (8,265)     5,536
 Year Ended December 31, 2001..    5,536     10,680/(1)/    (8,784)     7,432
Inventory Valuation Reserve
 Year Ended December 31, 1999..    2,590      5,350         (6,099)     1,841
 Year Ended December 31, 2000..    1,841      5,651         (5,792)     1,700
 Year Ended December 31, 2001..    1,700      5,808         (6,308)     1,200

--------
/(1)/ Additions to the provision for doubtful accounts include charges to advertising and cost of sales aggregating $1,981, $2,863 and $13,037 for the years ended December 31, 2001, 2000, and 1999, respectively. Such allowances relate to receivables under cooperative arrangements with vendors.