Form 10-K/A
period 2001-12-31
PC CONNECTION INC
filed 2002-04-30
CIK 1050377

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                  Form 10-K/A

                               -----------------

(Mark One)

  [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                      OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 MISSION
                    For the transition period from      to
                        Commission File Number 0-23827

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
                   Merrimack, New Hampshire            (Zip Code)
          (Address of principal executive offices)
                                (603) 423-2000
              Registrant's telephone number, including area code

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

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

================================================================================

   This Amendment No. 1 on Form 10-K/A amends and restates in its entirety Items 10, 11, 12 and 13 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Annual Report") filed by PC Connection, Inc. (the "Company") with the Securities and Exchange Commission on April 1, 2002.

   In the Annual Report, the information required by Items 10, 11, 12 and 13 was incorporated by reference from the Proxy Statement relating to the Company's 2002 Annual Meeting (the "Annual Meeting") of Stockholders (the "Proxy Statement"), which Proxy Statement was to be filed within thirty (30) days following the date of the filing of the Annual Report. However, due to the date change of the Annual Meeting to June 18, 2002, the record date for the Annual Meeting is a date more than thirty (30) days following the date of the filing of the Annual Report. Accordingly, the Company's definitive Proxy Statement will not be filed within thirty (30) days following the date of the filing of the Annual Report; therefore the Company can no longer incorporate Items 10, 11, 12 and 13 by reference by filing the Proxy Statement. The Company is filing this Amendment No. 1 on Form 10-K/A to incorporate the required information into the Company's Annual Report.

   THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS OF OPERATIONS.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information under the caption "Executive Officers of PC Connection" in
Part 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Directors

   The Board of Directors is currently fixed at six members. The Company's Bylaws provide that the directors of the Company will be elected at each annual meeting of the Company's stockholders to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Mr. Murrer will not stand for re-election at the 2002 Annual Meeting of Stockholders. Mr. Barone shall be nominated for election at the 2002 Annual Meeting of Stockholders.

   Set forth below are the name, age and length of service as a director for each member of the Board of Directors and the positions and offices held by him or her, his or her principal occupation and business experience during the past five years and the names of other publicly-held companies of which he or she serves as a director.

   Patricia Gallup, age 48, has served on the Company's Board of Directors since September 1983. Ms. Gallup is a co-founder of the Company and has served as Chairman since June 2001. From January 1998 to June 2001, Ms. Gallup served as Chairman and Chief Executive Officer of the Company. From September 1995 to January 1998, she served as the Chairman, President and Chief Executive Officer of the Company. From September 1994 to September 1995, she served as Chairman and Chief Executive Officer of the Company. From August 1990 to September 1994, Ms. Gallup served as the Company's President and Chief Executive Officer.

   David Hall, age 53, has served on the Company's Board of Directors since September 1983. Mr. Hall is a co-founder of the Company and has served as Vice Chairman of the Board since November 1997. From June 1997 to November 1997, he served as the Vice Chairman of the Board, Executive Vice President and Treasurer of the Company. From February 1995 to June 1997, Mr. Hall served as the Company's Vice Chairman of the Board and Executive Vice President. From March 1991 to February 1995, he served as the Executive Vice President of the Company.

   David B. Beffa-Negrini, age 48, has served on the Company's Board of Directors since September 1994 and as the Vice President of Corporate Communications since June 2000. From January 1998 to June 2000,
Mr. Beffa-Negrini served as the Vice President of Media Development, and from January 1992 to January 1998, he served as the Company's Director of Merchandising.

   Bruce M. Barone, age 53, is being nominated for election. Mr. Barone has worked as an independent consultant since December 1998. From December 1995 to December 1998, he was President and Chief Executive Officer of Overseas Partners Ltd. and Subsidiaries. He also served on the Board of Directors. From September 1977 through December 1995, Mr. Barone was employed by United Parcel Service (UPS) in a variety of positions, including Vice President Finance and Vice President Financial Planning. He also served as a member of both the UPS Finance and UPS Marketing committees.

   Peter J. Baxter, age 50, has served on the Company's Board of Directors since September 1997. Mr. Baxter was the Vice-Chairman and Chief Operating Officer of People's Heritage Financial Group, a bank holding company, from April 1998 to March 1999. Mr. Baxter also served as President, Chief Executive Officer and a director of CFX Corporation, a bank holding company, from January 1989 to April 1998.

   Joseph Baute, age 74, has served on the Company's Board of Directors since June 2001. From 1979 to 1993, Mr. Baute served as Chairman and Chief Executive Officer of Markem Corporation. Mr. Baute has served on a number of Boards including Houghton-Mifflin Company and the Federal Reserve Bank of Boston, where he was Chairman, and is currently on the Board of State Street Bank Europe.

  Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of Common Stock of the Company. Based solely on its review of copies of reports filed by individuals required to make filings ("Reporting Persons") pursuant to Section 16(a) of the Exchange Act or written representations from certain Reporting Persons, the Company believes that all such reports required to be filed under Section 16(a) of the Exchange Act for the 2001 fiscal year were timely filed. In 2000, Ms. Gallup and Mr. Hall and the Voting Trust were required to file a Form 4 -- Changes in Beneficial Ownership and a Form 5 -- Annual Statement of Changes in Beneficial Ownership to report a withdrawal of shares from the Voting Trust. The shares withdrawn from the Voting Trust are held by Ms. Gallup and Mr. Hall individually. The withdrawal from the Voting Trust did not result in any change to either Ms. Gallup's or Mr. Hall's respective pecuniary interests. These reports were not timely filed.

Item 11.  Executive Compensation

Compensation of Directors

   Messrs. Beffa-Negrini, Murrer, Baxter, and Baute each receive a $15,000 annual retainer and fees of $1,000 for each Board meeting attended and $500 for each Board committee meeting attended on a day other than the day of the Board meeting, as well as reimbursement for all reasonable expenses incurred in attending Board and committee meetings. Mr. Barone is being nominated for election as a director at the Company's 2002 Annual Meeting of Stockholders and therefore did not receive any compensation, whether in cash or otherwise, in 2001.

   Mr. Hall received $1,000 for each Board meeting he attended since August
2001.

   Messrs. Beffa-Negrini, Murrer, Baxter, and Baute are also eligible to participate in the Company's 1997 Stock Incentive Plan. Mr. Barone will also be eligible to participate in the Company's 1997 Stock Incentive Plan.

   The following table describes the cash payments and options granted under the Company's 1997 Stock Incentive Plan to Directors during 2001.

                             Cash Payment for   Shares Underlying Option
       Director            Board and Committees  Grants under 1997 Plan
       --------            -------------------- ------------------------
       David Beffa-Negrini       $24,000                 2,500
       Martin C. Murrer...       $24,000                    --
       Peter J. Baxter....       $24,000                    --
       Joseph Baute.......       $12,750                 2,000
       David Hall.........       $ 3,000                    --

Compensation of Executive Officers

   The following table sets forth certain compensation information for the years ended December 31, 2001, 2000 and 1999 for all persons who served as Chief Executive Officer of the Company during 2001 and the four other most highly compensated executive officers of the Company who were serving as executive officers on December 31, 2001 and one other executive officer of the Company who ceased serving as an executive officer during 2001 (collectively, the "Named Executive Officers"), as required under applicable rules of the SEC.

                          Summary Compensation Table

                                                                              Long-Term
                                              Annual Compensation Awards     Compensation
                                            -------------------------------  ------------
                                                                Other Annual  Securities
Name and Principal                                      Bonus   Compensation  Underlying  All Other
Position Compensation                  Year Salary ($) ($)/(1)/   ($)/(2)/   Options (#)     ($)
---------------------                  ---- ---------- -------  ------------ ------------ ---------
Patricia Gallup....................... 2001  $400,000       --       --             --     $1,194/(5)/
 Chairman/(3)/                         2000   400,000       --       --             --      3,435/(6)/
                                       1999   300,000       --       --             --      3,688/(7)/

Kenneth Koppel........................ 2001   220,673       --       --        400,000      1,786/(5)/
 Chief Executive Officer/(4)/          2000        --       --       --             --        -- /(6)/
                                       1999        --       --       --             --        -- /(7)/

Wayne L. Wilson....................... 2001   400,000       --       --         20,000      1,831/(5)/
 President and Chief Operating         2000   400,000  275,000       --         55,000      1,242/(6)/
 Officer                               1999   375,000  370,000       --         90,645      1,917/(7)/

Robert F. Wilkins..................... 2001   375,000       --       --         20,000        640/(5)/
 Executive Vice President              2000   375,000  250,000       --         55,000      3,111/(6)/
                                       1999   325,000  333,000       --         60,000      2,172/(7)/

Mark A. Gavin......................... 2001   210,000       --       --         15,000      2,943/(5)/
 Senior Vice President of Finance      2000   210,000  100,000       --         30,000      2,218/(6)/
 and Chief Financial Officer           1999   180,000   86,000       --         45,000      2,611/(7)/

John L. Bomba, Jr./(8)/............... 2001   108,750       --       --          7,500      2,172/(5)/
 Former Vice President of Information  2000   195,000   50,000       --         18,750      3,388/(6)/
 Systems and Chief Information Officer 1999   180,000   86,000       --         11,250      3,424/(7)/

Bradley G. Mousseau................... 2001   140,000       --       --          7,500      3,061/(5)/
 Vice President of Human Resources     2000   132,441   45,000       --         33,750      1,273/(6)/
                                       1999        --       --       --             --         --

--------
/(1)/ Bonuses indicated as earned in any fiscal year were generally paid during the year or in the first quarter of the following fiscal year.
/(2)/ In accordance with the rules of the SEC, perquisites and other personal benefits have been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total amount of annual salary and bonus for the executive officer for the fiscal year indicated.
/(3)/ Ms. Gallup also served as Chief Executive Officer until June 26, 2001. /(4)/ Mr. Koppel was appointed Chief Executive Officer effective June 26, 2001. /(5)/ Consists of: (a) the Company's contributions for Messrs. Gavin, Bomba and
      Mousseau under the Company's 401(k) Plan in the amount of $2,550, $1,631 and $2,475, respectively; and (b) the taxable portion of group term life insurance premiums paid by the Company for Ms. Gallup, Messrs. Koppel, Wilson, Wilkins, Gavin, Bomba and Mousseau in the amounts of $1,194, $1,786, $1,831, $640, $393, $541 and $586, respectively.
/(6)/ Consists of: (a) the Company's contributions for Ms. Gallup, Messrs.
      Wilkins, Gavin, Bomba and Mousseau under the Company's 401(k) Plan in the amount of $2,625, $2,625, $1,768, $2,625, and $752, respectively, and (b)
      the taxable portion of group term life insurance premiums paid by the Company for Ms. Gallup, Messrs. Wilson, Wilkins, Gavin, Bomba and Mousseau in the amounts of $810, $1,242, $486, $450, $763 and $521, respectively.
/(7)/ Consists of: (a) the Company's contributions for Ms. Gallup, Messrs.
      Wilkins, Gavin and Bomba under the Company's 401(k) Plan in the amount of $2,500, $1,632, $2,275 and $2,500, respectively, and (b) the taxable portion of group term life insurance premiums paid by the Company for Ms. Gallup, Messrs. Wilson, Wilkins, Gavin and Bomba in the amounts of $1,188, $1,917, $540, $336 and $924, respectively.
/(8)/ Mr. Bomba resigned in July 2001.

  Employment and Severance Agreements

   The Company is a party to employment agreements with certain of the Named Executive Officers. Each employment agreement contains provisions for establishing the annual base salary and bonus for each such executive officer. Pursuant to the terms of the employment agreements, the 2002 annual base salary for each of Ms. Gallup, and Messrs. Koppel, Wilson and Wilkins has been established at $400,000, $425,000, $400,000, and $375,000, respectively. In addition, the Named Executive Officers are eligible to receive an annual bonus based upon the achievement of individual and Company goals. The employment agreements may be terminated by the Named Executive Officer or by the Company. Under the terms of Messrs. Koppel's, Wilson's and Wilkins' employment agreements, if the Company terminates such executive's employment without cause (as defined therein), the Company is required to pay to such executive severance payments at the executive's then applicable base salary rate for a period of twelve months. Mr. Koppel's employment agreement includes certain non-compete obligations which extend for three years after termination of employment. Messrs. Wilson's and Wilkins' employment agreements include certain non-compete obligations which extend for two years after termination of employment.

   The Company has entered into letter agreements with Messrs. Gavin and Mousseau providing for severance payments for six months of their respective annual base salary if the Company terminates their employment for any reason other than for cause or for a change in control. In the event of termination resulting from a change in control of the Company, such severance payments would extend for a total of twelve months. Each of Mr. Gavin's and Mr. Mousseau's letter agreement includes certain non-compete obligations which extend for eighteen months after termination of employment.

   Mr. Bomba resigned his position with the Company in July 2001. As part of Mr. Bomba's separation arrangement, the Company agreed to continue his base salary and benefits for a period of twelve months following his resignation. Mr. Bomba is also subject to certain non-compete obligations which extend for eighteen months following the termination of his employment.

   Option Grant Table. The following table sets forth certain information regarding stock options granted during the year ended December 31, 2001 by the Company to the Named Executive Officers:

                       Option Grants in Last Fiscal Year

                                                                        Potential Realizable Value at
                                                                           Assumed Annual Rates of
                                                                        Stock Price Appreciation for
                                    Individual Grants                         Option Term /(1)/
                    --------------------------------------------------  -----------------------------
                    Number of      Percent of
                    Securities    Total Options
                    Underlying     Granted to    Exercise
                     Options      Employees in      or
                     Granted       Fiscal Year  Base Price   Expiration
Name                   (#)          (%)/(2)/    ( $/Sh)/(3)/    Date        5%($)          10%($)
----                ----------    ------------- -----------  ----------   ----------     ----------
Patricia Gallup....       --            --            --            --          --             --
Kenneth Koppel.....  400,000/(4)/     51.5%       $14.35      06/25/11  $3,609,855     $9,148,082
Wayne L. Wilson....   20,000/(5)/      2.6         10.81      03/16/11     136,005        344,663
Robert F. Wilkins..   20,000/(5)/      2.6         10.81      03/16/11     136,005        344,663
Mark A. Gavin......   15,000/(5)/      1.9         10.81      03/16/11     102,004        258,497
Bradley G. Mousseau    7,500/(5)/      1.0         10.81      03/16/11      51,002        129,249
John L. Bomba, Jr..    7,500/(6)/      1.0         10.81      03/16/11      51,002        129,249

--------
/(1)/ Potential realizable value is based on an assumption that the market price of the stock will appreciate at the stated rate, compounded annually, from the date of grant until the end of the option term. These values are calculated based on rules promulgated by the SEC and do not reflect the Company's estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock on the date on which the stock options are exercised.
/(2)/ Calculated based on an aggregate of 776,367 options granted under the 1997 Stock Incentive Plan to employees during the fiscal year ended December 31, 2001.
/(3)/ The exercise price is equal to the closing price of the Company's Common
      Stock as reported by the Nasdaq National Market on the date of grant. /(4)/ Mr. Koppel's options become exercisable in four equal amount installments beginning in June 2002.
/(5)/ Messrs. Wilson's, Wilkins', Gavin's and Mousseau's options become exercisable in four equal annual installments beginning in January 2002. /(6)/ Mr. Bomba's options were cancelled on October 20, 2001.

   Option Exercises and Year-End Values. The following table sets forth certain information regarding the aggregate shares of Common Stock acquired upon stock option exercises by the Named Executive Officers and the value realized upon such exercises during the year ended December 31, 2001, as well as the number and value of unexercised stock options held by the Named Executive Officers as of December 31, 2001:

              Aggregate Option Exercises in Last Fiscal Year and
                            Year-End Option Values

                                                          Number of Securities       Value of Unexercised
                                                         Underlying Unexercised     In-The-Money Options at
                                                        Options at Year-End (#)        Year End ($)/(1)/
                                                      ---------------------------- -------------------------
                    Shares Acquired      Value
Name                on Exercise (#) Realized ($)/(2)/ Exercisable    Unexercisable Exercisable Unexercisable
----                --------------- ----------------  -----------    ------------- ----------- -------------
Patricia Gallup....          --               --             --              --            --          --
Kenneth Koppel.....          --               --         24,000/(3)/    400,000    $   75,919    $192,000
Wayne L. Wilson....     100,000         $274,897        434,935         136,413     1,655,950     400,600
Robert F. Wilkins..      22,149           58,015        313,569         128,751     1,030,917     376,366
Mark A. Gavin......          --               --         26,249          75,002        69,621     192,010
Bradley G. Mousseau          --               --          8,438          32,812             0      30,127
John L. Bomba, Jr..       5,626            6,672              0               0             0           0

--------
/(1)/ Represents the difference between the last reported sales price of the Company's Common Stock as reported by the Nasdaq National Market on December 31, 2001 ($14.83), the last trading day of 2001, and the exercise price of the option, multiplied by the number of shares subject to the option.
/(2)/ Value is calculated based on the difference between the option exercise price and the closing market price of the Company's Common Stock on the Nasdaq National Market on the date of exercise, multiplied by the number of shares exercised.
/(3)/ Mr. Koppel was a consultant for the Company prior to becoming Chief
      Executive Officer of the Company and received option grants for his service as a consultant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information, as of March 20, 2002, regarding the beneficial ownership of the Company's Common Stock by: (i) persons known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each of the directors of the Company; (iii) each of the executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" below; and (iv) all directors and executive officers of the Company as a group.

                                                                       Shares of
                                                                      Common Stock        Common Stock
Name and Address                                                 Beneficially Owned/(1)/ Outstanding/(2)/
----------------                                                 ----------------------  ---------------
Patricia Gallup.................................................        8,714,094/(3)/        35.5%
David Hall......................................................        8,669,094/(4)/        35.3%
Wayne L. Wilson.................................................          556,596/(5)/         2.2%
Robert F. Wilkins...............................................          358,518/(6)/         1.4%
David Beffa-Negrini.............................................          299,617/(7)/         1.2%
Mark A. Gavin...................................................          154,863/(8)/           *
Martin C. Murrer................................................           74,000/(9)/           *
Peter J. Baxter.................................................           25,000/(10)/          *
Kenneth Koppel..................................................           24,000/(11)/          *
Bradley G. Mousseau.............................................           18,213/(12)/          *
Joseph Baute....................................................            3,500                *
John L. Bomba, Jr...............................................               --               --
All directors and executive officers as a group (11 individuals)       18,897,495/(13)/       73.2%

--------
* Less than 1% of the total number of outstanding shares of Common Stock of the Company on March 20, 2002.
/(1)/ The number of shares beneficially owned by each director or executive officer is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 20, 2002 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.
/(2)/ The number of shares of Common Stock deemed outstanding for purposes of determining such percentages include 24,555,145 shares outstanding as of March 20, 2002 and any shares subject to issuance upon exercise of options or other rights held by the person in question that were exercisable on or within 60 days after March 20, 2002.
/(3)/ Includes 8,169,094 shares of Common Stock held of record by the 1998 PC
      Connection Voting Trust and 15,000 shares held by Ms. Gallup's spouse, as to which Ms. Gallup disclaims beneficial ownership.
/(4)/ Includes 8,169,094 shares of Common Stock held of record by the 1998 PC
      Connection Voting Trust.
/(5)/ Includes 455,096 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Wilson has the right to acquire within 60 days after March 20, 2002.
/(6)/ Includes 326,069 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Wilkins has the right to acquire within 60 days after March 20, 2002 and 300 shares held of record by Mr. Wilkins' children, as to which Mr. Wilkins disclaims beneficial ownership.
/(7)/ Includes 285,837 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Beffa-Negrini has the right to acquire within 60 days after March 20, 2002.
/(8)/ Includes 48,750 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Gavin has the right to acquire within 60 days after March 20, 2002.
/(9)/ Consists of 74,000 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Murrer has the right to acquire within 60 days after March 20, 2002.

/(10) /Consists of 15,000 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Baxter has the right to acquire within 60 days after March 20, 2002, and 10,000 shares jointly owned by Mr. Baxter and his spouse.
/(11)/ Consists of 24,000 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Koppel has the right to acquire within 60 days after March 20, 2002.
/(12)/ Includes 17,813 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Mousseau has the right to acquire within 60 days after March 20, 2002.
/(13)/ Includes an aggregate of 1,246,565 shares of Common Stock issuable to the directors and executive officers upon exercise of outstanding stock options which they have the right to acquire within 60 days after March 20, 2002.

Item 13.  Certain Relationships and Related Transactions

   The Company currently has leases for a facility in Marlow, New Hampshire and two facilities in Keene, New Hampshire with Gallup & Hall ("G&H"), a partnership owned solely by Patricia Gallup and David Hall, the Company's principal stockholders. The leases for the Keene, New Hampshire facilities expire in April 2002 and July 2008 and require annual rental payments of $172,500 (subject to annual adjustment for changes in the consumer price index). The lease for the Marlow, New Hampshire facility expires in May 2007 and requires annual rental payments of $6,000. These leases also obligate the Company to pay certain real estate taxes and insurance premiums on the premises. Rent expense under all such leases aggregated $178,500 for the year ended December 31, 2001.

   In November 1997, the Company entered into a fifteen-year lease for a new 114,000 square foot corporate headquarters in Merrimack, New Hampshire with G&H Post, L.L.C., an entity owned solely by Patricia Gallup and David Hall. The Company began occupying the new facility upon completion of construction in late November 1998, and lease payments began in December 1998. Annual lease payments under the terms of the lease are $911,400 for the first five years of the lease, increasing to $1,025,350 for years six through ten and to $1,139,400 for years 11 through 15. The lease requires the Company to pay its proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. The Company has the option to renew the lease for two additional terms of five years.

   During 2001 the Company provided various facilities management, maintenance, financial, tax and legal services to certain affiliates in connection with the operation of facilities leased by the Company from those affiliates. The Company was reimbursed $73,932 by G&H Post, L.L.C. and $73,932 by G&H during 2001 for those services.

  Voting Trust

   In connection with the Company's initial public offering in March 1998, Patricia Gallup and David Hall placed substantially all of the shares of Common Stock that they beneficially owned immediately prior to the public offering into a Voting Trust (the "Voting Trust") of which they serve as co-trustees.
The terms of the Voting Trust require that both Ms. Gallup and Mr. Hall, as co-trustees, must agree as to the manner of voting the shares of Common Stock of the Company held by the Voting Trust in order for the shares to be voted. In the event the co-trustees are deadlocked with respect to the election of directors at a meeting of stockholders, the Board of Directors may require the co-trustees to execute and deliver to the Secretary of the Company a proxy representing all shares issued and outstanding in the name of the Voting Trust and entitled to vote in the election of directors. Such proxy shall confer upon the proxyholder authority to attend the meeting for purposes of establishing a quorum and to vote for the directors nominated by the Board of Directors, provided that such nominees are incumbent directors elected with the consent of the co-trustees. Each of Ms. Gallup and Mr. Hall may transfer shares of Common Stock for value to unaffiliated third parties. Any shares so transferred will no longer be subject to the Voting Trust and an equal number of the non-transferring co-trustee's shares will be released from the Voting Trust. Transfers by either of Ms. Gallup or Mr. Hall in excess of 75,000 shares in any 90-day period, or that would decrease the shares held by the Voting Trust to less than a majority of the outstanding shares, will be subject to a right of first refusal to the other. The Voting Trust will terminate when it holds less than 10% of the outstanding shares of Common Stock of the Company or at the death of both co-trustees. In addition, in the event of the death or incapacity of either co-trustee, or when either of Ms. Gallup or Mr. Hall holds less than 25% of the beneficial interest held by the other in the Voting Trust, the other will become the sole trustee of the Voting Trust with the right to vote all the shares held by the Voting Trust.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PC CONNECTION, INC.

Date: April 30, 2002
                                                   /s/  MARK A. GAVIN
                                          By: _______________________________
                                                       Mark A. Gavin,
                                                 Senior Vice President and
                                                  Chief Financial Officer