Form 10-Q
period 2002-03-31
PC CONNECTION INC
filed 2002-05-15
CIK 1050377

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               -----------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission file number 0-23827

                              PC CONNECTION, INC.
            (Exact name of registrant as specified in its charter)

                      DELAWARE                 02-0513618
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 of incorporation or
                    organization)

                  730 MILFORD ROAD,               03054
              MERRIMACK, NEW HAMPSHIRE
                (Address of principal          (Zip Code)
                 executive offices)

   Registrant's telephone number, including area code  (603) 423-2000

   Indicate by check mark ((check mark)) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES ____(check mark)               NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 2002 was 24,559,145.

================================================================================

                     PC CONNECTION, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Independent Accountants' Report......................................................   1

        Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001.........   2

        Condensed Consolidated Statements of Operations - Three months ended March 31, 2002
        and 2001.............................................................................   3

        Condensed Consolidated Statement of Changes in Stockholders' Equity - Three months
        ended March 31, 2002.................................................................   4

        Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002
        and 2001.............................................................................   5

        Notes to Condensed Consolidated Financial Statements.................................   6

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations  12

Item 3  Quantitative and Qualitative Disclosures About Market Risk...........................  17

PART II OTHER INFORMATION

Item 1  Legal Proceedings....................................................................  18

Item 2  Changes in Securities and Use of Proceeds............................................  18

Item 3  Defaults Upon Senior Securities......................................................  18

Item 4  Submission of Matters to a Vote of Security Holders..................................  18

Item 5  Other Information....................................................................  18

Item 6  Exhibits and Reports on Form 8-K.....................................................  18

        SIGNATURES...........................................................................  19

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of PC Connection, Inc. and Subsidiaries
Merrimack, New Hampshire

   We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 and the condensed statement of changes in stockholders' equity for the three month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
April 18, 2002

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                                                March 31,  December 31,
                                                                  2002         2001
                                                               ----------- ------------
                                                               (unaudited)
ASSETS

Current Assets:

 Cash and cash equivalents....................................  $ 41,895     $ 35,605
 Accounts receivable, net.....................................    98,909      117,461
 Inventories-merchandise......................................    36,962       48,003
 Deferred income taxes........................................     2,284        2,304
 Income taxes receivable......................................     3,084        1,312
 Prepaid expenses and other current assets....................     3,271        3,013
                                                                --------     --------
       Total current assets...................................   186,405      207,698

Property and equipment, net...................................    27,801       27,472
Goodwill, net.................................................     8,807        8,807
Other assets..................................................       594          258
                                                                --------     --------

       Total assets...........................................  $223,607     $244,235
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Current maturities of capital lease obligation to affiliate..  $    176     $    171
 Current maturities of long-term debt.........................       500        1,000
 Accounts payable.............................................    59,193       75,399
 Accrued expenses and other liabilities.......................     8,219       10,272
                                                                --------     --------

       Total current liabilities..............................    68,088       86,842
                                                                --------     --------

Capital lease obligation to affiliate, less current maturities     6,576        6,621
Deferred income taxes.........................................     3,711        3,523
Other liabilities.............................................        47           73
                                                                --------     --------

       Total liabilities......................................    78,422       97,059
                                                                --------     --------

Stockholders' Equity:

 Common stock.................................................       248          247
 Additional paid-in capital...................................    74,489       74,393
 Retained earnings............................................    71,985       74,073
 Treasury stock at cost.......................................    (1,537)      (1,537)
                                                                --------     --------
       Total stockholders' equity.............................   145,185      147,176
                                                                --------     --------
       Total liabilities and stockholders' equity.............  $223,607     $244,235
                                                                ========     ========

See accompanying notes to condensed consolidated financial statements.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (amounts in thousands, except per share data)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       2002      2001
                                                     --------  --------
       Net sales.................................... $236,160  $301,775
       Cost of sales................................  211,179   266,450
                                                     --------  --------
          Gross profit..............................   24,981    35,325

       Selling, general and administrative expenses.   27,489    30,463
       Restructuring costs and other special charges      813       851
                                                     --------  --------
          Income (loss) from operations.............   (3,321)    4,011

       Interest expense.............................     (242)     (377)
       Other, net...................................      195       288
                                                     --------  --------
          Income (loss) before taxes................   (3,368)    3,922

       Income tax (provision) credit................    1,280    (1,489)
                                                     --------  --------
          Net income (loss)......................... $ (2,088) $  2,433
                                                     ========  ========

       Weighted average common shares outstanding:
        Basic.......................................   24,551    24,417
                                                     ========  ========
        Diluted.....................................   24,551    24,931
                                                     ========  ========

       Earnings (loss) per common share:
        Basic....................................... $   (.09) $    .10
                                                     ========  ========
        Diluted..................................... $   (.09) $    .10
                                                     ========  ========

See accompanying notes to condensed consolidated financial statements.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Three Months Ended March 31, 2002
                                  (Unaudited)
                            (amounts in thousands)

                                     Common Stock                           Treasury Shares
                                     -------------   Additional    Retained --------------
                                     Shares Amount Paid In Capital Earnings Shares Amount    Total
                                     ------ ------ --------------- -------- ------ -------  --------
Balance--December 31, 2001.......... 24,748  $247      $74,393     $74,073   (205) $(1,537) $147,176

Exercise of stock options, including
  income tax benefits...............     12     1           96          --     --       --        97

Net loss............................     --    --           --      (2,088)    --       --    (2,088)
                                     ------  ----      -------     -------   ----  -------  --------

Balance--March 31, 2002............. 24,760  $248      $74,489     $71,985   (205) $(1,537) $145,185
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

                                                                 Three Months Ended
                                                                      March 31,
                                                                 ------------------
                                                                   2002      2001
                                                                 --------  --------
Cash Flows from Operating Activities:

 Net income (loss).............................................. $ (2,088) $  2,433
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..............................    1,703     1,865
     Deferred income taxes......................................      208       164
     Provision for doubtful accounts............................    1,684     2,994
     (Gain)/loss on disposal of fixed assets....................       (3)       24
 Changes in assets and liabilities:
     Accounts receivable........................................   16,868    20,073
     Inventories................................................   11,041   (11,107)
     Prepaid expenses and other current assets..................   (2,030)    4,184
     Other non-current assets...................................     (336)      151
     Accounts payable...........................................  (16,206)   26,220
     Income tax benefits from exercise of stock options.........       17         2
     Accrued expenses and other liabilities.....................   (2,028)   (2,502)
                                                                 --------  --------
 Net cash provided by operating activities......................    8,830    44,501
                                                                 --------  --------

Cash Flows from Investing Activities:

 Purchases of property and equipment............................   (2,089)   (2,467)
 Proceeds from sale of property and equipment...................        9        --
                                                                 --------  --------
 Net cash used for investing activities.........................   (2,080)   (2,467)
                                                                 --------  --------

Cash Flows from Financing Activities:

 Proceeds from short-term borrowings............................    2,847    45,385
 Repayment of short-term borrowings.............................   (2,847)  (45,385)
 Repayment of capital lease obligation to affiliate.............      (40)      (37)
 Repayment of notes payable.....................................     (500)       --
 Exercise of stock options......................................       80        34
                                                                 --------  --------
 Net cash used for financing activities.........................     (460)       (3)
                                                                 --------  --------

 Increase in cash and cash equivalents..........................    6,290    42,031
 Cash and cash equivalents, beginning of period.................   35,605     7,363
                                                                 --------  --------
 Cash and cash equivalents, end of period....................... $ 41,895  $ 49,394
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

Note 1--Basis of Presentation

   The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three months ended March 31, 2002 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2002.

   We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. We have ceased amortization of goodwill in 2002. The following is a reconciliation of reported net income to adjusted net income for the three months ended, taking into account the cessation of goodwill amortization:

                                                           Three Months Ended
                                                           ------------------
   March 31, (amounts in thousands, except per share data)   2002      2001
   -------------------------------------------------------   ----      ----

        Reported net income (loss)........................ ($2,088)   $2,433
        Add back goodwill amortization, net of taxes......      --       109
                                                            -------   ------
        Adjusted net income (loss)........................ ($2,088)   $2,542
                                                            =======   ======
        Basic and diluted earnings (loss) per share:
        Reported net income (loss)........................ ($ 0.09)   $ 0.10
        Add back goodwill amortization, net of taxes......      --        --
                                                            -------   ------
        Adjusted net income (loss)........................ ($ 0.09)   $ 0.10
                                                            =======   ======

   SFAS No. 142 also includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We will finalize our assessment under SFAS No. 142 during the second quarter of 2002, but do not expect this assessment to have a significant impact on either the balance sheet or the statement of operations.

   We also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. SFAS No. 144, among other things, modifies and updates the methodology for recognizing impairment in long-lived assets. The adoption of this standard did not have a significant impact on either the balance sheet or the statement of operations.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                        Part I - Financial Information
                         Item 1 - Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)

  Revenue Recognition

   Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the point of shipment, except for sales to federal agencies for which delivery occurs at destination. We provide our customers with a limited thirty day right of return only for defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," based on significant historical experience.

   All amounts billed to a customer in a sales transaction relating to shipping and handling, if any, represent revenues earned for the goods provided and have been classified as "net sales." Costs related to such shipping and handling billings are classified as "cost of sales."

  Accounts Receivable

   Ongoing credit evaluations of our customers are performed, and credit limits are adjusted, based on payment history and customer credit-worthiness. An allowance for estimated doubtful accounts is maintained based on our historical experience and the customer credit issues identified. Collections are monitored continuously, and the allowance is adjusted as necessary to recognize any changes in credit exposure.

  Inventories--Merchandise

   Inventories (all finished goods) consisting of software packages, computer systems and peripheral equipment, are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving and nonsalable inventory, based on management's forecast of customer demand for those products in inventory.

Note 2--Earnings (Loss) Per Share

   Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)

Note 2--Earnings (Loss) Per Share-Cont'd.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                           ------------------
   March 31, (amounts in thousands, except per share data)   2002      2001
   ------------------------------------------------------- -------   -------
        Numerator:
           Net income (loss).............................. $(2,088)  $ 2,433
                                                           =======   =======

        Denominator:
          Denominator for basic earnings per share:
               Weighted average shares....................  24,551    24,417

           Dilutive effect of unexercised employee
             stock options................................      --       514
                                                           -------   -------

        Denominator for diluted earnings per share........  24,551    24,931
                                                           =======   =======

        Earnings (loss) per share:
           Basic.......................................... $  (.09)  $   .10
                                                           =======   =======
           Diluted........................................ $  (.09)  $   .10
                                                           =======   =======

   The following unexercised stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001 because the effect of the options on the calculation would have been anti-dilutive:

                                                Three Months Ended
                                                ------------------
               March 31, (amounts in thousands)   2002     2001
               --------------------------------   -----    ----

                 Anti-dilutive stock options...   2,883    685
                                                  =====    ===

Note 3--Reporting Comprehensive Income

   We have no other comprehensive income in any of the periods presented. Accordingly, a separate statement of comprehensive income is not presented.

Note 4--Segment and Related Disclosures

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public companies report profits and losses and certain other information on its "reportable operating segments" in its annual and interim financial statements.

   In January 2002 we reorganized our operations to create two reportable operating segments -- the "Public Sector" segment, which contains federal, state and local governmental organizations and educational institutions, and the "Commercial" segment, which contains small and large corporations, partnerships and proprietorships as well as consumers. Accordingly, beginning in 2002, financial information for each reportable segment has been provided to and used by the "chief operating decision maker" of the Company to allocate resources and assess our performance.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)

Note 4--Segment and Related Disclosures-Cont'd.

   Segment information applicable to the Company's reportable operating segments for the three months ended March 31, 2002 is shown below:

                             Commercial Public Sector
                              Segment      Segment    Eliminations Consolidated
 (amounts in thousands)      ---------- ------------- ------------ ------------
 Sales to external customers  $185,552     $50,608      $     --     $236,160
 Transfers between segments.    33,258          --       (33,258)          --
                              ========     =======      ========     ========
 Net sales..................  $218,810     $50,608      $(33,258)    $236,160
                              ========     =======      ========     ========
 Operating loss.............  $ (2,148)    $(1,173)           --     $ (3,321)
 Interest and other - net...       (63)         16            --          (47)
                              --------     -------      --------     --------
 Loss before taxes..........  $ (2,211)    $(1,157)           --     $ (3,368)
                              ========     =======      ========     ========

 Total assets...............  $199,563     $59,633      $(35,589)    $223,607
                              ========     =======      ========     ========

   General and administrative expenses were charged to the reportable operating segments, based on their estimated usage of the underlying functions. Interest and other expense was charged to the segments, based on the actual costs incurred by each segment, net of interest and other income generated. The amount shown above representing total assets eliminated consists of inter-segment receivables, resulting primarily from inter-segment sales transfers reported above and from inter-segment service charges.

   In 2001 we had only one reportable operating segment. It is impractical for us to restate prior year balances into the two operating segments established in 2002. Senior management monitored revenue in 2001 and 2002 by sales channel (Corporate Outbound, Inbound Telesales and Online Internet) and product mix (Notebooks, Desktops and Servers, Storage Devices, Software, Networking Communications, Printers, Video and Monitors, Memory and Accessories and Other).

   Net sales by sales channel and product mix are presented below:

                                                           Three Months Ended
                                                           ------------------
March 31, (amounts in thousands)                             2002      2001
--------------------------------                           --------  --------
Sales Channel
   Corporate Outbound....................................   $179,306  $233,216
   Inbound Telesales.....................................     28,516    40,161
   On-Line Internet......................................     28,338    28,398
                                                            --------  --------
       Total.............................................   $236,160  $301,775
                                                            ========  ========
Product Mix
   Notebooks.............................................   $ 36,663  $ 70,721
   Desktop/Servers.......................................     34,377    38,829
   Storage Devices.......................................     24,341    29,964
   Software..............................................     33,892    37,018
   Networking Communications.............................     20,984    26,985
   Printers..............................................     20,802    23,910
   Videos & Monitors.....................................     22,700    24,608
   Memory................................................      7,407    10,092
   Accessories/Other.....................................     34,994    39,648
                                                            --------  --------
       Total.............................................   $236,160  $301,775
                                                            ========  ========

                     PC CONNECTION, INC. AND SUBSIDIARIES
                        Part I - Financial Information
      Item 1--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Note 4--Segment and Related Disclosures-Cont'd.

   Substantially all of our net sales for the quarters ended March 31, 2002 and 2001 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of our assets at March 31, 2002 and December 31, 2001 were located in the United States. Our primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although our customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three months ended March 31, 2002 and 2001. Sales to the federal government accounted for $24.1 million, or 10.2% of total net sales for the three months ended March 31, 2002, and $24.1 million, or 8.0% of total net sales for the three months ended March 31, 2001.

Note 5--Credit Facility

   We have modified our $70 million credit facility so that it is currently secured by substantially all the business assets of PC Connection, Inc. Amounts outstanding under this facility bear interest at various rates ranging from the prime rate (4.75% at March 31, 2002) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit facility includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. No borrowings were outstanding under this credit facility at March 31, 2002. The credit facility matures on May 31, 2002. Amounts outstanding under our existing facility did not exceed $6.3 million for the year ended December 31, 2001.

   We have received a firm commitment letter from two banks for a new $45 million secured credit facility. This commitment letter provides that the new credit facility may be reduced by $10 million if an additional lender does not commit to fund $10 million of this new credit facility within 90 days of the date of the commitment letter. The commitment letter provides that the new credit facility will mature in two years. We are in the process of finalizing this new facility, which we expect will occur on or about May 31, 2002.

Note 6--Restructuring Costs and Other Special Charges

   On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, we agreed to pay Microsoft $625,000 to settle the case. The settlement costs and related legal fees of approximately $125,000 were included as a special charge in our first quarter 2002 financial results. We also took a $63,000 charge related to staff reductions in the quarter ended March 31, 2002.

   A rollforward of restructuring costs and other special charges for the three months ended March 31, 2002, is shown below:

                                           Beginning  Total    Cash   Liabilities at
(amounts in thousands)                      Balance  Charges Payments March 31, 2002
----------------------                     --------- ------- -------- --------------
Settlement of Microsoft litigation charges   $ --     $750    $  678       $ 72
Workforce reduction.......................    425       63       338        150
                                             ----     ----    ------       ----
   Total..................................   $425     $813    $1,016       $222
                                             ====     ====    ======       ====

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
      Item 1--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS--(CONTINUED)

Note 7 - Acquisition of MoreDirect, Inc.

   On March 25, 2002, we signed a definitive agreement to acquire all of the outstanding stock of MoreDirect, Inc., an e-procurement supplier of information technology products for medium-to-large corporate and government organizations nationwide. We completed the acquisition on April 5, 2002, and MoreDirect became a wholly-owned subsidiary of PC Connection, Inc. Under the terms of the agreement, all outstanding stock options of MoreDirect were cashed out for approximately $4.1 million, which amount was funded by us, and we paid the sole shareholder of MoreDirect approximately $18.0 million in cash at closing. MoreDirect also distributed approximately $7.9 million to the shareholder from available cash balances for previously taxed but undistributed S Corporation earnings. In addition, we will pay additional cash to the MoreDirect shareholder based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. We also escrowed $10.0 million in cash at closing to fund a portion of these contingent payments.

   The transaction will be accounted for by the purchase method, and accordingly, MoreDirect's results of operations will be included in our consolidated financial statements only for the periods after the date of closing. MoreDirect reported unaudited net sales and pre-tax income of $51.3 million and $2.7 million, respectively, for the three months ended March 31, 2002.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Overview

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of changes in market demand and the overall level of economic activity, or in the level of business investment in information technology products, competitive products and pricing, product availability and market acceptance, new products, fluctuations in operating results and other risks detailed under the caption, "Factors That May Affect Future Results and Financial Condition" in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate", "expect", and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. More specifically, the statements in this report concerning our outlook for the balance of 2002 and the statements concerning our gross margin percentage and selling and administrative costs and other statements of a non-historical basis (including statements regarding implementing strageties for future growth, our ability to regain our model of profitable growth and the expected benefits of our electronic commerce strategy) are foward-looking statements that involve certain risks and uncertainties. Such risks and uncertainties include the ability to realize market demand for and competitive pricing pressures on the products and services marketed by us, the continued acceptance of our distribution channel by vendors and customers, continuation of key vendor relationship and support programs and our ability to hire and retain qualified sales account managers and other essential personnel. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the SEC.

General

   We were founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers ("PCs"). The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. We initially sought customers through advertising in selected computer industry publications and the use of inbound toll free telemarketing. Currently, we seek to generate sales through
(i) outbound telemarketing by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to our catalogs and other advertising and (iii) our Internet web site.

   We offer both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last three years, from 19.4% of net sales for the year ended December 31, 1998 to 10.9% of net sales for the three months ended March 31, 2002. We believe that sales attributable to Mac products will continue to decrease as a percentage of net sales and may decline in absolute dollar volume in 2002 and future years.

   The weakness in demand for information technology products experienced by us in 2001 continued through the first quarter of 2002 resulting in overall conservative buying patterns, order deferrals and longer sales cycles.

Critical Accounting Policies

   In our December 31, 2001 Form 10-K, under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to the Condensed Consolidated Financial

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS--(CONTINUED)

Statements, we disclosed what we consider to be our critical accounting policies. We applied those same accounting policies in the preparation of the accompanying condensed consolidated financial statements, except for the adoption on January 1, 2002 of SFAS Nos. 142 and 144 and the corresponding cessation of goodwill amortization.

Results of Operations

  Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001.

   The following table sets forth for the periods indicated information derived from our statements of operations expressed as a percentage of net sales.

                                                        Three Months
                                                       Ended March 31,
                                                       --------------
                                                        2002    2001
                                                       ------  ------
          Net sales (in millions)..................... $236.2  $301.8
                                                       ======  ======
          Net sales...................................  100.0%  100.0%
          Gross profit................................   10.6    11.7
          Selling, general and administrative expenses   11.6    10.1
          Non-recurring charge........................    0.4     0.3
          Income (loss) from operations...............   (1.4)    1.3

   The following table sets forth our percentage of net sales by sales channel and product mix:

                                                 Three Months
                                                Ended March 31,
                                                --------------
                                                 2002     2001
                                                ----     ----
                  Sales Channel
                     Corporate Outbound........  76%      77%
                     Inbound Telesales.........  12       13
                     On-Line Internet..........  12       10
                                                ---      ---
                         Total................. 100%     100%
                                                ===      ===

                  Product Mix
                     Notebooks.................  15%      24%
                     Desktop/Servers...........  15       13
                     Storage Devices...........  10       10
                     Software..................  14       12
                     Networking Communications.   9        9
                     Printers..................   9        8
                     Videos & Monitors.........  10        8
                     Memory....................   3        3
                     Accessories/Other.........  15       13
                                                ---      ---
                         Total................. 100%     100%
                                                ===      ===

   Sales of enterprise server and networking products (included in the above product mix) were 21.1% and 19.4% of net sales for the three months ended March 31, 2002 and March 31, 2001, respectively.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS--(CONTINUED)

Results of Operations--General-Cont'd.

   Net sales decreased $65.6 million, or 21.7%, to $236.2 million for the quarter ended March 31, 2002 from $301.8 million for the comparable period in 2001 due to the continued weakness in demand for information technology products. Outbound sales decreased by $53.9 million, or 23.1%, to $179.3 million for the quarter ended March 31, 2002 from $233.2 million for the comparable period in 2001. On-line Internet sales decreased by $0.1 million, or 0.4%, to $28.3 million for the three months ended March 31, 2002 from $28.4 million for the same period in 2001. Inbound sales, which primarily serve our consumer and very small business customers, decreased by $11.7 million, or 29.1%, to $28.5 million for the quarter ended March 31, 2002 from $40.2 million for the comparable period in 2001. All product categories continue to be affected by the economic slowdown, with first quarter 2002 sales of notebooks declining by 48.1% to $36.7 million, from $70.7 million for the comparable period in 2001. Desktop/server sales declined by 11.3% to $34.4 million for the quarter ended March 31, 2002, from $38.8 million for the comparable period in 2001. However, desktop/server units and net sales volumes increased sequentially by 17.6% and 6.2%, respectively. As desktop unit prices continue to decline, more business customers are replacing notebooks with desktops when upgrading existing systems.

   Net sales of enterprise server and networking products decreased 15.3% to $49.7 million for the quarter ended March 31, 2002 from $58.7 million for the comparable period in 2001. Management believes that while in the comparative periods sales declined, these product categories will eventually grow substantially as our customers further upgrade their network and communication infrastructure. Enterprise server and networking products represented 21.1% of overall net sales for the first quarter in 2002, up from 19.4% of net sales for the comparable period in 2001. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur.

   Average order size decreased $146, or 14.0%, to $894 for the quarter ended March 31, 2002 from $1,040 in the first quarter of 2001. Average order size declined sequentially by 15.7% in the first quarter due to the seasonal decline in the average order size of sales to our federal government customers. The total number of orders received for the quarter actually increased 5.5%, compared to the fourth quarter of 2001, and declined by 10.8% year-over-year, compared to the 21.7% year-over-year decline in total net sales dollars.

   Gross profit decreased $10.3 million, or 29.2%, to $25.0 million for the quarter ended March 31, 2002 from $35.3 million for the comparable period in 2001, primarily due to the decrease in sales described above. Gross profit margin as a percentage of sales decreased to 10.6% of net sales in the first quarter of 2002 from 11.7% for the comparable period in 2001. A more competitive pricing environment and lower overall demand during the first quarter of 2002 negatively impacted our gross margin percentage. Our profit margins are also influenced by the relative mix of inbound, outbound and on-line Internet sales. Since outbound sales are typically to corporate and government accounts that purchase at volume discounts, the gross margin percentage of such sales is generally lower than inbound sales. However, the gross profit dollar contribution per outbound sales order is generally higher as average order sizes are usually larger. We expect that our gross margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

   Selling, general and administrative expenses decreased $3.0 million, or 9.8%, to $27.5 million for the quarter ended March 31, 2002 from $30.5 million for the first quarter in 2001. Selling, general and administrative expenses (SG&A), as a percentage of sales, were 11.6% of net sales in the first quarter of 2002, compared to 10.1% in the comparable period a year ago. Increases related to our Web site initiatives were offset by decreases in volume sensitive costs, such as variable compensation and credit card fees. We expect that our SG&A may

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS--(CONTINUED)

Results of Operations--General-Cont'd.

vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying our new Internet Web technology to support the sales organization. SG&A in the first quarter of 2001 also included goodwill amortization of $176 thousand. There were no such charges in the corresponding 2002 quarter. Had the $176 thousand not been in amortized in 2001, earnings per share of $0.10 would not have been significantly impacted.

   Restructuring costs and other special charges totaling $0.8 million were recorded in the first quarter of 2002 compared to $0.9 million for the comparable period in 2001. On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, PC Connection agreed to pay Microsoft $0.63 million to settle the case. The settlement costs and related legal fees of approximately $0.13 million were included as a special charge in the first quarter of 2002. We also took a $0.06 million charge related to staff reductions in the quarter ended March 31, 2002.

   A rollforward of restructuring costs and other special charges for the three months ended March 31, 2002, is shown below:

                                           Beginning  Total    Cash   Liabilities at
(amounts in thousands)                      Balance  Charges Payments March 31, 2002
----------------------                     --------- ------- -------- --------------
Settlement of Microsoft litigation charges   $ --     $750    $  678       $ 72
Workforce reduction.......................    425       63       338        150
                                             ----     ----    ------       ----
   Total..................................   $425     $813    $1,016       $222
                                             ====     ====    ======       ====

   Income (loss) from operations decreased $7.3 million, or 182.5%, to a loss of $3.3 million for the quarter ended March 31, 2002, from income of $4.0 million for the comparable period in 2001. Income from operations as a percentage of sales decreased from income of 1.3% in the three months ended March 31, 2001 to a loss of 1.4% for the comparable period in 2002 for the reasons discussed above.

   Interest expense decreased $0.2 million, or 50.0%, to $0.2 million for the quarter ended March 31, 2002 from $0.4 million for the comparable quarter in 2001. This decrease in interest expense was attributed to lower average borrowings in the first quarter in 2002 as compared to the first quarter of 2001.

   Other, net which is essentially comprised of interest income decreased $0.1 million, or 33.3%, to $0.2 million in the quarter ended March 31, 2002 from $0.3 million for the comparable period in 2001 due to lower interest rates and lower investment levels.

   Income taxes for the quarter ended March 31, 2002 consisted of a $1.3 million tax benefit compared to $1.5 million tax provision for the comparable quarter in 2001. The effective tax rate was 38% for both periods.

   Net income (loss) for the quarter ended March 31, 2002 decreased $4.5 million, or 187.5%, to a net loss of $2.1 million from net income of $2.4 million for the comparable quarter in 2001, as a result of the decrease in income from operations.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
      Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS--(CONTINUED)


Liquidity and Capital Resources

   We have historically financed our operations and capital expenditures through cash flow from operations and bank borrowings. We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital and capital expenditure requirements at least through the next twelve months. Our ability to continue funding our planned growth is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. If demand for information technology products continues to decline, our cash flows from operations may be substantially reduced.

   At March 31, 2002, we had cash and cash equivalents of $41.9 million and working capital of $118.3 million. At December 31, 2001, we had cash and cash equivalents of $35.6 million and working capital of $120.9 million.

   We have modified our $70 million credit facility so that it is currently secured by substantially all the business assets of PC Connection, Inc. Amounts outstanding under this facility bear interest at various rates ranging from the prime rate (4.75% at March 31, 2002) to prime less 1%, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The credit facility includes various customary financial and operating covenants, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. No borrowings were outstanding under this credit facility at March 31, 2002. The credit facility matures on May 31, 2002. Amounts outstanding under our existing facility did not exceed $6.3 million for the year ended December 31, 2001.

   We have received a firm commitment letter from two banks for a new $45 million secured credit facility. This commitment letter provides that the new credit facility may be reduced by $10 million if an additional lender does not commit to fund $10 million of this new credit facility within 90 days of the date of the commitment letter. The commitment letter provides that the new credit facility will mature in two years. We are in the process of finalizing this new facility, which we expect will occur on or about May 31, 2002. If we are unsuccessful in finalizing the new facility on or prior to May 31, 2002, we believe we will have sufficient capital resources and liquidity to operate our business at current levels, but our ability to grow our business would be adversely affected.

   Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2002, as compared to $44.5 million provided by operating activities in the comparable period in 2001. The primary factors historically affecting cash flows from operations are our net income and changes in the levels of accounts receivable, inventories and accounts payable.

   At March 31, 2002, we had $59.2 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or, if necessary, short-term borrowings under the line of credit. This amount includes $5.6 million payable to two financial institutions under security agreements to facilitate the purchase of inventory.

   Capital expenditures were $2.1 million in the three months ended March 31, 2002 as compared to $2.5 million in the comparable period in 2001. The majority of the capital expenditures for the respective 2002 and 2001 periods relate to computer hardware and software purchases for our information systems. Total capital expenditures for the year ending December 31, 2002 are estimated to be $6.8 million.

   We have disclosed significant related party transactions and our future commitments in our Form 10-K. There have been no substantial changes in those disclosures since year-end.

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

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
      Item 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to our credit agreement as of March 31, 2002. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

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

Item 6--Exhibits and Reports on Form 8-K

   (a) Exhibits

           Exhibit
           Number  Description
           ------- -----------

             15    Letter on unaudited interim financial information

   (b) Reports on Form 8-K

          None.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                                March 31, 2002

                                  Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PC CONNECTION, INC. AND SUBSIDIARIES

May 15, 2002                                      By:         /s/  WAYNE WILSON
                                                      -------------------------------
                                                                 Wayne Wilson
                                                        President and Chief Operating
                                                                   Officer


May 15, 2002                                      By:          /s/  MARK GAVIN
                                                      -------------------------------
                                                                  Mark Gavin
                                                       Senior Vice President of Finance
                                                         and Chief Financial Officer