Form 10-Q
period 2002-06-30
PC CONNECTION INC
filed 2002-08-14
CIK 1050377

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

                 For the quarterly period ended June 30, 2002

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

           For the transition period from             to

                        Commission file number 0-23827

                              PC CONNECTION, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                  02-0513618
                  (State or other           (I.R.S. Employer
                   jurisdiction            Identification No.)
                of incorporation or
                   organization)
                 730 MILFORD ROAD,
             MERRIMACK, NEW HAMPSHIRE             03054
               (Address of principal           (Zip Code)
                executive offices)

                                (603) 423-2000
              Registrant's telephone number, including area code

   Indicate by check mark ((check mark)) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES__ (check mark)__        NO______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of August 6, 2002 was 24,559,013.

================================================================================

                     PC CONNECTION, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----

PART I  FINANCIAL INFORMATION

 Item 1 Financial Statements:

        Independent Accountants' Report......................................................   1

        Condensed Consolidated Balance Sheets--June 30, 2002 and December 31, 2001...........   2

        Condensed Consolidated Statements of Operations--Three months ended June 30, 2002 and
          2001; Six months ended June 30, 2002 and 2001......................................   3

        Condensed Consolidated Statement of Changes in Stockholders' Equity--Six months ended
          June 30, 2002......................................................................   4

        Condensed Consolidated Statements of Cash Flows--Six months ended June 30, 2002 and
          2001...............................................................................   5

        Notes to Condensed Consolidated Financial Statements.................................   6

 Item 2 Management's Discussion and Analysis of Financial Condition and Results of
          Operations.........................................................................  13

 Item 3 Quantitative and Qualitative Disclosures About Market Risk...........................  26

PART II OTHER INFORMATION

 Item 1 Legal Proceedings....................................................................  27

 Item 2 Changes in Securities and Use of Proceeds............................................  27

 Item 3 Defaults Upon Senior Securities......................................................  27

 Item 4 Submission of Matters to a Vote of Security Holders..................................  27

 Item 5 Other Information....................................................................  27

 Item 6 Exhibits and Reports on Form 8-K.....................................................  28

        SIGNATURES...........................................................................  29

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of PC Connection, Inc.
Merrimack, New Hampshire

   We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2002, and the condensed consolidated statements of cash flows for the six- month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 17, 2002

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                                                 June 30,   December 31,
                                                                   2002         2001
                                                                ----------- ------------
                                                                (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents...................................  $ 26,173     $ 35,605
   Accounts receivable, net....................................   121,922      117,461
   Inventories--merchandise....................................    34,462       48,003
   Deferred income taxes.......................................     2,378        2,304
   Income taxes receivable.....................................     3,874        1,312
   Prepaid expenses and other current assets...................     2,820        3,013
                                                                 --------     --------
       Total current assets....................................   191,629      207,698
Property and equipment, net....................................    28,591       27,472
Goodwill, net and other intangibles, net.......................    26,826        8,807
Restricted cash................................................    10,000           --
Other assets...................................................       349          258
                                                                 --------     --------
       Total assets............................................  $257,395     $244,235
                                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of capital lease obligation to affiliate.  $    180     $    171
   Current maturities of long-term debt........................       500        1,000
   Accounts payable............................................    89,413       75,399
   Accrued expenses and other liabilities......................    11,595       10,272
                                                                 --------     --------
       Total current liabilities...............................   101,688       86,842
Capital lease obligation to affiliate, less current maturities.     6,529        6,621
Deferred income taxes..........................................     3,736        3,523
Other liabilities..............................................        31           73
                                                                 --------     --------
       Total liabilities.......................................   111,984       97,059
                                                                 --------     --------
Stockholders' Equity:
   Common stock................................................       248          247
   Additional paid-in capital..................................    74,838       74,393
   Retained earnings...........................................    72,310       74,073
   Treasury stock at cost......................................    (1,985)      (1,537)
                                                                 --------     --------
       Total stockholders' equity..............................   145,411      147,176
                                                                 --------     --------
       Total liabilities and stockholders' equity..............  $257,395     $244,235
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
                 (amounts in thousands, except per share data)

                                              Three Months Ended   Six Months Ended
                                                   June 30,            June 30,
                                              ------------------  ------------------
                                                2002      2001      2002      2001
                                              --------  --------  --------  --------
Net sales.................................... $292,188  $297,338  $528,348  $599,113
Cost of sales................................  260,738   264,486   471,917   530,936
                                              --------  --------  --------  --------
   Gross profit..............................   31,450    32,852    56,431    68,177
Selling, general and administrative expenses.   30,652    30,653    58,141    61,116
Restructuring costs and other special charges      105        --       918       851
                                              --------  --------  --------  --------
   Income (loss) from operations.............      693     2,199    (2,628)    6,210
Interest expense.............................     (296)     (277)     (538)     (654)
Other, net...................................      132       396       327       684
                                              --------  --------  --------  --------
   Income (loss) before taxes................      529     2,318    (2,839)    6,240
Income tax (provision) credit................     (204)     (882)    1,076    (2,371)
                                              --------  --------  --------  --------
   Net income (loss)......................... $    325  $  1,436  $ (1,763) $  3,869
                                              ========  ========  ========  ========
Weighted average common shares outstanding:
 Basic.......................................   24,553    24,422    24,552    24,419
                                              ========  ========  ========  ========
 Diluted.....................................   24,833    24,994    24,552    24,965
                                              ========  ========  ========  ========
Earnings (loss) per common share:
 Basic....................................... $    .01  $    .06  $   (.07) $    .16
                                              ========  ========  ========  ========
 Diluted..................................... $    .01  $    .06  $   (.07) $    .16
                                              ========  ========  ========  ========

See accompanying notes to condensed consolidated financial statements.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Six Months Ended June 30, 2002
                                  (Unaudited)
                            (amounts in thousands)

                                       Common Stock  Additional          Treasury Shares
                                       -------------  Paid In   Retained --------------
                                       Shares Amount  Capital   Earnings Shares  Amount    Total
                                       ------ ------ ---------- -------- ------ -------  --------
Balance--December 31, 2001............ 24,748  $247   $74,393   $74,073   (205) $(1,537) $147,176
Exercise of stock options, including
  income tax benefits.................     18    --       133        --     --       --       133
Issuance of stock under employee stock
  purchase plan.......................     89     1       312        --     --       --       313
Repurchase of common stock for
  treasury............................     --    --        --        --    (91)    (448)     (448)
Net loss..............................     --    --        --    (1,763)    --       --    (1,763)
                                       ------  ----   -------   -------   ----  -------  --------
Balance--June 30, 2002................ 24,855  $248   $74,838   $72,310   (296) $(1,985) $145,411
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

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                          ------------------
                                                                                            2002      2001
                                                                                          --------  --------
Cash Flows from Operating Activities:
 Net income (loss)....................................................................... $ (1,763) $  3,869
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization.......................................................    3,787     3,820
     Deferred income taxes...............................................................      139       (80)
     Provision for doubtful accounts.....................................................    3,237     5,346
     (Gain)/loss on disposal of fixed assets.............................................       (2)       12
 Changes in assets and liabilities:
     Accounts receivable.................................................................   21,213    20,971
     Inventories.........................................................................   13,859     9,686
     Prepaid expenses and other current assets...........................................   (2,039)    5,056
     Other non-current assets............................................................      (63)     (382)
     Accounts payable....................................................................   (8,888)   (4,768)
     Income tax benefits from exercise of stock options..................................       26         8
     Accrued expenses and other liabilities..............................................   (2,381)   (4,086)
                                                                                          --------  --------
 Net cash provided by operating activities...............................................   27,125    39,452
                                                                                          --------  --------
Cash Flows from Investing Activities:
 Purchases of property and equipment.....................................................   (3,370)   (4,237)
 Proceeds from sale of property and equipment............................................        9        12
 Payments for acquisitions, net of cash acquired.........................................  (22,585)       --
 Cash escrow funded for acquisition......................................................  (10,000)       --
                                                                                          --------  --------
 Net cash used for investing activities..................................................  (35,946)   (4,225)
                                                                                          --------  --------
Cash Flows from Financing Activities:
 Proceeds from short-term borrowings.....................................................    5,521    47,020
 Repayment of short-term borrowings......................................................   (5,521)  (47,020)
 Repayment of capital lease obligation to affiliate......................................      (83)      (74)
 Repayment of notes payable..............................................................     (500)       --
 Exercise of stock options...............................................................      107       132
 Issuance of stock under employee stock purchase plan....................................      313       728
 Purchase of treasury shares.............................................................     (448)       --
                                                                                          --------  --------
 Net cash provided by (used for) financing activities....................................     (611)      786
                                                                                          --------  --------
 Increase (decrease) in cash and cash equivalents........................................   (9,432)   36,013
 Cash and cash equivalents, beginning of period..........................................   35,605     7,363
                                                                                          --------  --------
 Cash and cash equivalents, end of period................................................ $ 26,173  $ 43,376
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

Note 1--Basis of Presentation

   The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and six months ended June 30, 2002 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2002.

   In January 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The principles set forth in this standard were applied to our acquisition of MoreDirect described in Note 7 to the condensed consolidated financial statements. Previous business combinations had been accounted for under Accounting Principles Board Opinion No. 16. There was no effect on the financial statements when the standard was adopted. We also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 required, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. It also required a January 1, 2002 reassessment of the recoverability of the goodwill that was carried on our financial statements. We have ceased amortization of goodwill in 2002. The following is a reconciliation of reported net income
(loss) to adjusted net income (loss) for the three and six months ended June 30, 2002 and 2001, taking into account the cessation of goodwill amortization:

                                                       Three Months   Six Months
                                                          Ended          Ended
                                                       -----------  ---------------
June 30, (amounts in thousands, except per share data) 2002   2001    2002    2001
------------------------------------------------------ ----  ------ -------  ------
    Reported net income (loss)........................ $325  $1,436 $(1,763) $3,869
    Add back goodwill amortization (net of taxes).....   --     109      --     218
                                                       ----  ------ -------  ------
    Adjusted net income (loss)........................ $325  $1,545 $(1,763) $4,087
                                                       ====  ====== =======  ======
    Diluted earnings (loss) per share:
    Reported net income (loss)........................ $.01  $  .06 $  (.07) $  .16
    Add back goodwill amortization (net of taxes).....   --      --      --      --
                                                       ----  ------ -------  ------
    Adjusted net income (loss)........................ $.01  $  .06 $  (.07) $  .16
                                                       ====  ====== =======  ======

   SFAS No. 142 also includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We have completed the initial impairment review required by SFAS No. 142 and have determined that our goodwill and intangible assets were not impaired.

   We also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. SFAS No. 144, among other things, modifies and updates the methodology for recognizing impairment in long-lived assets. The adoption of this standard did not have a significant impact on either the balance sheet or the statement of operations.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)


Note 1--Basis of Presentation--Cont'd.

  Revenue Recognition

   Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the point of shipment, except for sales to federal government agencies for which delivery occurs at destination. We provide our customers with a limited thirty day right of return only for defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," based on significant historical experience.

   The majority of our revenues relate to sales of physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product to us recorded as cost of sales. Certain product sales, third party services and extended warranties sold by us (for which we are not the primary obligor) are recognized on a net basis in accordance with Staff Accounting Bulletin No. 101.

   All amounts billed to a customer in a sales transaction relating to shipping and handling, if any, represent revenues earned for the goods provided and have been classified as "net sales." Costs related to such shipping and handling billings are classified as "cost of sales."

  Accounts Receivable

   We perform ongoing credit evaluations of our customers, and adjust credit limits as appropriate, based on payment history and customer credit-worthiness. We maintain an allowance for estimated doubtful accounts based on our historical experience and the customer credit issues identified. Collections are monitored continuously, and the allowance is adjusted as necessary to recognize any changes in credit exposure.

   We enter into contracts with the Federal Government requiring fees to be paid on certain sales. These fees are subject to audit by the Federal Government. As a result of these audits, we may be required to pay additional fees.

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

  Restricted--Cash

   In connection with the acquisition of MoreDirect, Inc. (see Note 7--Acquisition of MoreDirect, Inc.), a $10 million cash escrow was established to fund a portion of the contingent consideration.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)


Note 2--Earnings (Loss) Per Share

   Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings (loss) per common share are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months      Six Months
                                                                Ended           Ended
                                                           --------------- ----------------
June 30, (amounts in thousands, except per share data)      2002    2001     2002    2001
------------------------------------------------------     ------- ------- -------  -------
Numerator:
   Net income............................................. $   325 $ 1,436 $(1,763) $ 3,869
                                                           ======= ======= =======  =======
Denominator:
   Denominator for basic earnings per share:
       Weighted average shares............................  24,553  24,422  24,552   24,419
   Dilutive effect of unexercised employee stock options:.     280     572      --      546
                                                           ------- ------- -------  -------
Denominator for diluted earnings per share................  24,833  24,994  24,552   24,965
                                                           ======= ======= =======  =======
Earnings per share:
   Basic.................................................. $   .01 $   .06 $  (.07) $   .16
                                                           ======= ======= =======  =======
   Diluted................................................ $   .01 $   .06 $  (.07) $   .16
                                                           ======= ======= =======  =======

   The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 and 2001 because the effect of the options on the calculation would have been anti-dilutive:

                                             Three Months Six Months
                                               Ended        Ended
                                             ------------ ----------
             June 30, (amounts in thousands) 2002   2001  2002  2001
             ------------------------------- -----  ----  ----- ----
               Anti-dilutive stock options.. 2,258  598   2,908 608
                                             =====  ===   ===== ===

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

   In January 2002 we reorganized our operations to create two reportable operating segments--the "Public Sector" segment, which serves federal, state and local governmental organizations and educational institutions,

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)

Note 4--Segment and Related Disclosures--Cont'd.

and the "SMB" segment, which serves small and medium-sized businesses, as well as consumers. In April 2002, we acquired MoreDirect, Inc.--the "Large Corporate Accounts" segment, which serves medium-to-large corporations.

   Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2002 is shown below:

                                            Three Months Ended June 30, 2002
                            ---------------------------------------------------------------
                               SMB    Public Sector   Large Corp
                             Segment     Segment    Accts. Segment Eliminations Consolidated
(amounts in thousands)      --------  ------------- -------------- ------------ ------------
Sales to external customers $173,871    $ 64,468       $53,849       $     --     $292,188
Transfers between segments.   49,489          --            --        (49,489)          --
                            --------    --------       -------       --------     --------
Net sales.................. $223,360    $ 64,468       $53,849       $(49,489)    $292,188
                            ========    ========       =======       ========     ========
Operating income (loss).... $   (187)   $ (1,539)      $ 2,419       $     --     $    693
Interest and other--net....     (192)          5            23             --         (164)
                            --------    --------       -------       --------     --------
Income (loss) before taxes. $   (379)   $ (1,534)      $ 2,442       $     --     $    529
                            ========    ========       =======       ========     ========

                                             Six Months Ended June 30, 2002
                            ---------------------------------------------------------------
                               SMB    Public Sector  Large Corp.
                             Segment     Segment    Accts. Segment Eliminations Consolidated
(amounts in thousands)      --------  ------------- -------------- ------------ ------------
Sales to external customers $359,423    $115,076       $53,849       $     --     $528,348
Transfers between segments.   82,747          --            --        (82,747)          --
                            --------    --------       -------       --------     --------
Net sales.................. $442,170    $115,076       $53,849       $(82,747)    $528,348
                            ========    ========       =======       ========     ========
Operating income (loss).... $ (2,335)   $ (2,712)      $ 2,419       $     --     $ (2,628)
Interest and other--net....     (255)         21            23             --         (211)
                            --------    --------       -------       --------     --------
Income (loss) before taxes. $ (2,590)   $ (2,691)      $ 2,442       $     --     $ (2,839)
                            ========    ========       =======       ========     ========
Total assets............... $172,448    $ 60,958       $54,670       $(30,681)    $257,395
                            ========    ========       =======       ========     ========

   General and administrative expenses were charged to the reportable operating segments, based on their estimated usage of the underlying functions. Interest and other expense was charged to the segments, based on the actual costs incurred by each segment, net of interest and other income generated. The amount shown above representing total assets eliminated consists of inter-segment receivables, resulting primarily from inter-segment sales and transfers reported above and from inter-segment service charges.

   In 2001 we had only one reportable operating segment. It is impractical for us to restate prior year balances into the operating segments established in 2002. Senior management monitored revenue in 2001 and 2002 by sales channel (Corporate Outbound, Inbound Telesales and Online Internet) and product mix (Notebooks, Desktops and Servers, Storage Devices, Software, Networking Communications, Printers, Video and Monitors, Memory and Accessories and Other).

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)


Note 4--Segment and Related Disclosures--Cont'd.

   Net sales by sales channel and product mix are presented below:

                                      Three Months Ended Six Months Ended
                                      -----------------  -----------------
      June 30, (amounts in thousands)   2002      2001     2002     2001
      ------------------------------- --------  -------- -------- --------
       Sales Channel
          Corporate Outbound......... $226,816  $234,026 $406,122 $467,361
          Inbound Telesales..........   22,509    37,234   51,025   77,276
          On-Line Internet...........   42,863    26,078   71,201   54,476
                                      --------  -------- -------- --------
              Total.................. $292,188  $297,338 $528,348 $599,113
                                      ========  ======== ======== ========
       Product Mix
          Notebooks.................. $ 44,240  $ 58,846 $ 80,903 $129,567
          Desktop/Servers............   45,250    37,710   79,627   76,539
          Storage Devices............   28,089    29,175   52,430   59,139
          Software...................   41,115    39,457   75,007   76,475
         Networking Communications...   24,530    27,613   45,514   54,598
          Printers...................   27,122    26,142   47,924   50,052
          Videos & Monitors..........   27,887    29,200   50,587   53,808
          Memory.....................   10,247     9,180   17,654   19,272
          Accessories/Other..........   43,708    40,015   78,702   79,663
                                      --------  -------- -------- --------
              Total.................. $292,188  $297,338 $528,348 $599,113
                                      ========  ======== ======== ========

   Included in the above product mix sales are enterprise networking product sales of $67.1 million and $55.3 million for the three months ended June 30, 2002 and 2001, respectively, and $116.8 million and $114.0 million for the six months ended June 30, 2002 and 2001, respectively.

   Substantially all of our net sales for the quarters ended June 30, 2002 and 2001 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of our assets at June 30, 2002 and December 31, 2001 were located in the United States. Except for the federal government, no single customer accounted for more than 4% of total net sales in the six months ended June 30, 2002 and 2001. Sales to the federal government accounted for $51.0 million, or 9.7% of total net sales for the six months ended June 30, 2002, and $51.4 million, or 8.6% of total net sales for the six months ended June 30, 2001.

Note 5--Credit Facility

   In May 2002, we entered into a new $45 million credit facility that is secured by substantially all of our business assets. In July 2002, an additional lender committed to fund $10.0 million of this facility. Amounts outstanding under this facility bear interest at the prime rate (4.75% at June 30, 2002). The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. No borrowings were outstanding under this credit facility at June 30, 2002. The credit facility matures on June 30, 2004. Our former $70 million credit facility expired on May 31, 2002. Amounts outstanding under our former facility, which terminated in May 2002 did not exceed $6.3 million for the year ended December 31, 2001.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)


Note 6--Restructuring Costs and Other Special Charges

   On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, we agreed to pay Microsoft $625,000 to settle the case. The settlement costs and related legal fees of approximately $125,000 were included as a special charge in our first quarter 2002 financial results. We also took a $63,000 charge in the first quarter of 2002 and a $105,000 charge in the second quarter of 2002 related to staff reductions during each of the respective periods.

   A rollforward of restructuring costs and other special charges for the six months ended June 30, 2002 is shown below:

                                           Beginning                             Liabilities at
                                            Balance  Total Charges Cash Payments June 30, 2002
(amounts in thousands)                     --------- ------------- ------------- --------------
Settlement of Microsoft litigation charges   $ --        $750         $  (716)        $ 34
Workforce reduction.......................    425         168            (527)          66
                                             ----        ----         -------         ----
Total.....................................   $425        $918         $(1,243)        $100
                                             ====        ====         =======         ====

Note 7--Acquisition of MoreDirect, Inc.

   On April 5, 2002, we completed the acquisition of MoreDirect, Inc. (MoreDirect) and it became a wholly-owned subsidiary of PC Connection, Inc. The acquisition of MoreDirect provides PC Connection a premier e-procurement supplier of information technology (IT) products for medium-to-large corporate and government organizations nationwide. MoreDirect's Internet-based system enables corporate and government customers to efficiently source, evaluate, purchase and track a wide variety of IT products.

   Under the terms of the agreement, all outstanding stock options of MoreDirect were cashed out for approximately $4.1 million, which was funded by us, and we paid the sole shareholder of MoreDirect approximately $18.0 million in cash at closing. MoreDirect also distributed approximately $7.9 million to its sole shareholder from available cash balances for previously taxed but undistributed S Corporation earnings. In addition we will pay additional cash to the MoreDirect shareholder based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. We also escrowed $10.0 million in cash at closing to fund a portion of these contingent payments. Acquisition costs of $0.6 million have been included in the purchase price.

   The transaction was accounted for by the purchase method, and accordingly, MoreDirect's results of operations are included in our consolidated financial statements only for periods after April 5, 2002.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
                         Item 1--Financial Statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)


Note 7--Acquisition of MoreDirect, Inc.--Cont'd.

   The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition. The fair values of certain intangible assets were determined through a third party valuation. The current purchase price allocation is preliminary, and is subject to further adjustment and review.

          At April 5, 2002 (amounts in thousands)
          ---------------------------------------
          Current assets...................................... $29,675
          Property, plant and equipment and other assets......     197
          Intangible assets...................................   5,400
          Goodwill............................................  14,097
                                                               -------
             Total acquired...................................  49,369
          Current liabilities.................................  26,669
                                                               -------
          Net assets acquired.................................  22,700
          Less cash acquired..................................     115
                                                               -------
          Purchase price for acquisition, net of cash acquired $22,585
                                                               =======

   Of the $5.4 million of acquired intangible assets, $1.2 million was assigned to registered trademarks that are not subject to amortization. The remaining $4.2 million of acquired intangible assets include software/technology of $1.4 million (5 year weighted-average useful life) and $2.8 million of customer relationships (8 year weighted average useful life).

   The following unaudited pro forma information presents the results of our operations as if the acquisition of MoreDirect had taken place as of the beginning of the periods presented:

                                                       Three Months Ended  Six Months Ended
                                                       -----------------  ------------------
June 30, (amounts in thousands, except per share data)   2002      2001     2002      2001
------------------------------------------------------ --------  -------- --------  --------
                 Net revenue.......................... $295,440  $354,960 $582,858  $707,905
                 Net income (loss)....................      424     3,098      (85)    6,573
                 Earnings per share:
                    Basic............................. $    .02  $    .13 $    .00  $    .27
                                                       ========  ======== ========  ========
                    Diluted........................... $    .02  $    .12 $    .00  $    .26
                                                       ========  ======== ========  ========

Note 8--Future Accounting Pronouncements

   In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3. (See Note 6).

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


Overview

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of changes in market demand and the overall level of economic activity, or in the level of business investment in information technology products, competitive products and pricing, product availability and market acceptance, new products, fluctuations in operating results and other risks detailed under the caption, "Factors That May Affect Future Results and Financial Condition" set forth below. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. More specifically, the statements in this report concerning our outlook for the balance of 2002 and the statements concerning our gross margin percentage and selling and administrative costs and other statements of a non-historical basis (including statements regarding implementing strategies for future growth, our ability to regain our model of profitable growth and the expected benefits of our electronic commerce strategy) are forward-looking statements that involve certain risks and uncertainties. Such risks and uncertainties include the ability to realize market demand for and competitive pricing pressures on the products and services marketed by us, the continued acceptance of our distribution channel by vendors and customers, continuation of key vendor relationships and support programs and our ability to hire and retain qualified sales account managers and other essential personnel. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the SEC.

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

   We offer both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last four years, from 19.4% of net sales for the year ended December 31, 1998 to 9.5% of net sales for the six months ended June 30, 2002. We believe that sales attributable to Mac products will continue to decrease as a percentage of net sales and may decline in absolute dollar volume in 2002 and future years.

   The weakness in demand for information technology products experienced by us in 2001 continued through the second quarter of 2002 resulting in overall conservative buying patterns, order deferrals and longer sales cycles.

Critical Accounting Policies

   In our December 31, 2001 Form 10-K, under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to the Consolidated Financial Statements, we

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS--(CONTINUED)

disclosed what we consider to be our critical accounting policies. We applied those same accounting policies in the preparation of the accompanying condensed consolidated financial statements, except for the adoption on January 1, 2002 of SFAS Nos. 141, 142 and 144 and the corresponding cessation of goodwill amortization.

Results of Operations

  Three Months and Six Months Ended June 30, 2002 Compared with the Three Months and Six Months Ended June 30, 2001.

   The following table sets forth for the periods indicated information derived from our statements of operations expressed as a percentage of net sales.

                                               Three Months Ended Six Months Ended
                                               -----------------  --------------
 June 30,                                       2002      2001     2002     2001
 --------                                       ------   ------   ------   ------
 Net sales (in millions)...................... $292.2    $297.3   $528.3   $599.1
                                                ======   ======   ======   ======
 Net sales....................................  100.0%    100.0%   100.0%   100.0%
 Gross profit.................................   10.8      11.0     10.7     11.4
 Selling, general and administrative expenses.   10.5      10.3     11.0     10.2
 Restructuring costs and other special charges    0.1        --      0.2      0.1
 Income (loss) from operations................    0.2       0.7     (0.5)     1.0

   The following table sets forth our percentage of net sales by sales channel and product mix:

                                             Three Months Ended Six Months Ended
                                             -----------------  ---------------
               June 30,                      2002      2001     2002     2001
               --------                      ----      ----     ----     ----
               Sales Channel
                  Corporate Outbound........  78%       79%      77%      78%
                  Inbound Telesales.........   8        12       10       13
                  On-Line Internet..........  14         9       13        9
                                             ---       ---      ---      ---
                      Total................. 100%      100%     100%     100%
                                             ===       ===      ===      ===
               Product Mix
                  Notebooks.................  15%       20%      15%      22%
                  Desktop/Servers...........  15        13       15       13
                  Storage Devices...........  10        10       10       10
                  Software..................  14        13       14       13
                  Networking Communications.   8         9        9        9
                  Printers..................   9         9        9        8
                  Videos & Monitors.........  10        10       10        9
                  Memory....................   4         3        3        3
                  Accessories/Other.........  15        13       15       13
                                             ---       ---      ---      ---
                      Total................. 100%      100%     100%     100%
                                             ===       ===      ===      ===

   For the three months ended June 30, 2002, sales of enterprise server and networking products (included in the above product mix) were 23.0% of net sales, compared to 18.6% of net sales for the comparable period in 2001.

   Sales of enterprise server and networking products (included in the above product mix) were 22.1% and 19.0% of net sales for the six months ended June 30, 2002 and June 30, 2001, respectively.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS--(CONTINUED)


Results of Operations--Cont'd.

   Net sales decreased $5.1 million, or 1.7%, to $292.2 million for the quarter ended June 30, 2002 from $297.3 million for the comparable period in 2001 due to the continued weakness in demand for information technology products. Net sales for the six months ended June 30, 2002 decreased $70.8 million, or 11.8%, to $528.3 million from $599.1 million in the comparable period in 2001. Outbound channel sales decreased 3.1% to $226.8 million for the quarter ended June 30, 2002 over the comparable 2001 quarter, and decreased 13.1% to $406.1 million for the six months ended June 30, 2002 compared to the corresponding 2001 period. On-line Internet sales increased 64.4% to $42.9 million for the quarter ended June 30, 2002 and increased 30.7% to $71.2 million for the six months ended June 30, 2002 compared to corresponding periods in 2001. Excluding on-line Internet sales for MoreDirect, our newly acquired subsidiary, on-line Internet sales increased 4.0% to $27.1 million for the quarter ended June 30, 2002 and increased 1.8% to $55.5 million for the six months ended June 30, 2002 compared to the corresponding prior year periods. Inbound channel sales, which primarily serve our consumer and very small business customers, decreased 39.5%, to $22.5 million for the quarter ended June 30, 2002, and decreased 34.0%, to $51.0 million for the six months ended June 30, 2002, compared to corresponding periods in 2001.

   Excluding net sales for MoreDirect, second quarter 2002 net sales were $238.3 million, virtually flat compared to first quarter of 2002. Net sales for MoreDirect, which comprises our Large Corporate Accounts segment, were $53.8 million for the quarter. Net sales for the small- and medium-sized business (SMB) segment, were down sequentially by 6% to $173.9 million in the second quarter of 2002. Net sales to the federal, state and local government organizations and educational institutions (Public Sector) grew 27% sequentially to $64.5 million during the second quarter of 2002.

   Net sales of enterprise server and networking products increased 21.3% to $67.1 million for the quarter ended June 30, 2002 from $55.3 million for the comparable period in 2001. Management believes that these product categories will eventually grow substantially as our customers further upgrade their network and communication infrastructure. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur. Enterprise server and networking products represented 23.0% of overall net sales for the second quarter in 2002, up from 18.6% of net sales for the comparable period in 2001. Sales of notebooks declined by 24.8% to $44.2 million for the quarter ended June 30, 2002, from $58.8 million for the comparable period in 2001. Desktop/server sales increased by 20.2% to $45.3 million for the quarter ended June 30, 2002, from $37.7 million for the comparable period in 2001. The shift in product mix resulted primarily from the acquisition of MoreDirect whose computer systems sales are concentrated more in the desktop/server category.

   Average order size increased $7, or 0.6%, to $1,127 for the quarter ended June 30, 2002 compared to the second quarter of 2001. Average order size increased sequentially by 26.1% in the second quarter partly due to the MoreDirect acquisition. The total number of orders received for the quarter declined by 3.4% from the first quarter of 2002, and by 3.8% year-over-year, compared to the 1.7% year-over-year decline in total net sales dollars. Average annualized sales productivity per account manager for the quarter improved sequentially to $2.0 million from $1.8 million in the first quarter of 2002.

   Gross profit decreased $1.4 million, or 4.3%, to $31.5 million for the quarter ended June 30, 2002 from $32.9 million for the comparable period in 2001, primarily due to the decrease in sales described above. Gross profit for the six months ended June 30, 2002 decreased $11.8 million, or 17.3%, to $56.4 million from $68.2 million for the comparable period in 2001. Gross profit margin as a percentage of sales decreased to 10.8% of net sales in the second quarter of 2002 from 11.0% for the comparable period in 2001. Gross profit margin as a percentage of sales decreased to 10.7% in the first six months of 2002 from 11.4% for the comparable period in

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS--(CONTINUED)


Results of Operations--Cont'd.

2001 but increased from 10.6% in the first quarter of 2002. Excluding MoreDirect's results for the second quarter, our gross profit margins were 10.9%. MoreDirect's gross profit margin was 10.4%. Gross profit margins in our small- and medium-sized business segment improved by 0.6% sequentially over the quarter ended March 31, 2002 to 11.6% in the quarter ended June 30, 2002, primarily due to the improved attainment of vendor incentive rebates.

   A more competitive pricing environment and lower overall demand during the first six months of 2002 negatively impacted our year-over-year gross margin percentages. Our profit margins are also influenced by the relative mix of sales to commercial, government, education and consumer customers and by the relative mix of inbound, outbound and on-line Internet sales. Since outbound sales are typically to corporate and government accounts that purchase at volume discounts, the gross margin percentage of such sales is generally lower than inbound sales. However, the gross profit dollar contribution per outbound sales order is generally higher as average order sizes are usually larger. We expect that our gross margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

   Selling, general and administrative expenses remained flat at $30.7 million for the quarter ended June 30, 2002 as compared to the second quarter in 2001 but increased sequentially by $3.2 million over the quarter ended March 31, 2002. For the six months ended June 30, 2002, selling, general and administrative expenses (SG&A) decreased $3.0 million, or 4.9%, to $58.1 million from $61.1 million for the comparable period in 2001. SG&A as a percentage of net sales were 10.5% in the second quarter of 2002, compared to 10.3% in the comparable period a year ago and 11.6% in the first quarter of 2002. For the six months ended June 30, 2002, SG&A as a percentage of net sales increased to 11.0% compared to 10.2% for the comparable period in 2001. Increases related to our Web site initiatives were offset by decreases in volume sensitive costs, such as variable compensation and credit card fees. We expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying our new Internet Web technology to support the sales organization. SG&A in each of the first quarter and second quarter of 2001 included goodwill amortization of $176 thousand. There were no such charges in the corresponding 2002 quarters. Had the $176 thousand not been amortized in each of the first two quarters of 2001, earnings per share would not have been significantly affected.

   Restructuring costs and other special charges totaling $0.10 million were recorded in the second quarter of 2002. These charges were related to workforce reductions. No restructuring costs or other special charges were recorded in the comparable period in 2001. For the six-month periods ended June 30, 2002 and 2001, we recorded $0.92 million and $.85 million, respectively, in restructuring costs and other special charges. On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying these allegations, we recorded $0.75 million in settlement costs and legal fees related to this matter. We also took a $0.17 million charge and a $0.85 million charge related to staff reductions for the six months ended June 30, 2002 and 2001, respectively.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS--(CONTINUED)


Results of Operations--Cont'd.

   A rollforward of restructuring costs and other special charges for the six months ended June 30, 2002, is shown below:

                                           Beginning  Total    Cash   Liabilities at
                                            Balance  Charges Payments June 30, 2002
(amounts in thousands)                     --------- ------- -------- --------------
Settlement of Microsoft litigation charges   $ --     $750   $  (716)      $ 34
Workforce reduction.......................    425      168      (527)        66
                                             ----     ----   -------       ----
Total.....................................   $425     $918   $(1,243)      $100
                                             ====     ====   =======       ====

   Income (loss) from operations decreased $1.5 million, or 68.2%, to $0.7 million for the quarter ended June 30, 2002, from $2.2 million for the comparable period in 2001. Income from operations decreased $8.8 million, or 141.9%, to a loss of $2.6 million for the six months ended June 30, 2002, compared to income of $6.2 million for the comparable period in 2001. Income from operations as a percentage of sales decreased from 0.7% in the three months ended June 30, 2001 to 0.2% for the comparable period in 2002 for the reasons discussed above. Income from operations as a percentage of sales decreased from 1.0% in the six months ended June 30, 2001 to a loss of 0.5% for the comparable period in 2002.

   Income from operations for the quarter ended June 30, 2002, excluding the acquisition of MoreDirect, Inc. was a loss of $1.7 million. Our Public Sector Segment (as described in Note 4 to our Condensed Consolidated Financial Statements), incurred a loss of $1.5 million, and our SMB segment incurred a loss of $0.2 million.

   Interest expense remained flat at $0.3 million for the quarters ended June 30, 2002 and 2001. For the six months ended June 30, 2002, interest expense decreased $0.2 million, or 28.6% to $0.5 million from $0.7 million for the comparable period in 2001. This decrease in interest expense was attributed to lower average borrowings in the first quarter in 2002 as compared to the first quarter of 2001.

   Other, net which is essentially comprised of interest income decreased $0.3 million, or 75.0%, to $0.1 million in the quarter ended June 30, 2002 from $0.4 million for the comparable period in 2001 due to lower interest rates and lower investment levels. For the six months ended June 30, 2002, other, net decreased $0.4 million, or 57.1%, to $0.3 million from $0.7 million for the comparable period in 2001.

   Income taxes for the quarter ended June 30, 2002 consisted of a $0.2 million tax provision compared to a $0.9 million tax provision for the comparable quarter in 2001. The effective tax rate was 38.5% for the period ended June 30, 2002 and 38.0% for the period ended June 30, 2001. For the six months ended June 30, 2002, the provision for income taxes decreased $3.5 million, or 145.8%, to a credit of $1.1 million from a provision of $2.4 million for the six months ended June 30, 2001.

   Net income (loss) for the quarter ended June 30, 2002 decreased $1.1 million, or 78.6%, to $0.3 million from net income of $1.4 million for the comparable quarter in 2001, as a result of the decrease in income from operations. For the six months ended June 30, 2002, net income decreased $5.7 million, or 146.2%, to a loss of $1.8 million from income of $3.9 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

   We have historically financed our operations and capital expenditures through cash flow from operations and bank borrowings. We believe that funds generated from operations, together with available credit under our

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS--(CONTINUED)


Liquidity and Capital Resources--Cont'd.

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

   At June 30, 2002, we had cash and cash equivalents of $26.2 million and working capital of $89.9 million. At December 31, 2001, we had cash and cash equivalents of $35.6 million and working capital of $120.9 million.

   In May 2002, we entered into a $45 million credit facility secured by substantially all of our business assets. In July 2002, an additional lender committed to fund $10.0 million of this facility. Amounts outstanding under this facility bear interest at the prime rate (4.75% at June 30, 2002). The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. No borrowings were outstanding under this credit facility at June 30, 2002. The credit facility matures on June 30, 2004. Amounts outstanding under our former facility, which terminated in May 2002, did not exceed $6.3 million for the year ended December 31, 2001.

   Net cash provided by operating activities was $27.1 million for the six months ended June 30, 2002, as compared to $39.5 million provided by operating activities in the comparable period in 2001. The primary factors historically affecting cash flows from operations are our net income and changes in the levels of accounts receivable, inventories and accounts payable.

   At June 30, 2002, we had $121.9 million in outstanding net accounts receivable. During the second quarter of 2002, days sales outstanding improved sequentially by 6 days to 52 days at June 30, 2002 from 58 days at March 31, 2002.

   Inventories totaled $34.5 million at June 30, 2002, compared to $37.0 million at March 31, 2002 and $48.0 million at December 31, 2001. Net sales of products drop-shipped by distributors and other vendors directly to customers accounted for 34% of net sales in the second quarter (19% excluding MoreDirect) compared to 18% in the first quarter of 2002. Inventory turns improved to 27 turns, partly due to the MoreDirect acquisition, compared to 19 turns in the first quarter of 2002 and 19 turns in the second quarter of 2001.

   At June 30, 2002, we had $89.4 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or, if necessary, short-term borrowings under the line of credit. This amount includes $9.8 million payable to two financial institutions under security agreements to facilitate the purchase of inventory.

   Capital expenditures were $3.4 million in the six months ended June 30, 2002 as compared to $4.2 million in the comparable period in 2001. The majority of the capital expenditures for the respective 2002 and 2001 periods relate to computer hardware and software purchases for our information systems. Total capital expenditures for the year ending December 31, 2002 are estimated to be $6.8 million.

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


Future Accounting Pronouncements

   In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3. (See Note 6).

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

   There has been a general decline in the economy over the past year and the demand for personal computer products has decreased throughout the industry. This decrease adversely affected our sales and results of operations in 2001, and continues to adversely affect our sales and results of operations in 2002. If our net sales do not increase in proportion to our operating expenses or if we experience a decrease in net sales for an extended period of time, there would be a material adverse effect on our results of operations in future periods.

  We have experienced rapid growth in recent years followed by a decline in sales and there is no assurance that we will be able to regain such growth.

   Our net sales grew from $749.9 million for the year ended December 31, 1998 to $1.44 billion for the year ended December 31, 2000. In the year ended December 31, 2001, our net sales declined to $1.18 billion. Net sales for the six months ended June 30, 2002 declined by 11.8% from the comparable 2001 period, despite our acquisition of MoreDirect. Our growth in previous years placed increasing demands on our administrative, operational, financial and other resources. Our staffing levels and operating expenses increased substantially in recent years due to our sales forecasts. If our revenues continue to decline, we may not be able to reduce our staffing levels and operating expenses in a timely manner to meet our needs. Moreover, we can provide no assurance that we will be able to regain rapid growth in the near future.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS--(CONTINUED)


Factors That May Affect Future Results and Financial Condition--Cont'd.

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

   The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we may in the future carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, to place larger than typical inventory stocking orders, and increase our participation in first-to-market purchase opportunities. We may also participate in end-of-life-cycle purchase opportunities and market products on a private-label basis, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are also taking steps to reduce their inventory exposure by

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS--(CONTINUED)


Factors That May Affect Future Results and Financial Condition--Cont'd.

supporting "build to order" programs authorizing distributors and resellers to assemble computer hardware under the manufacturers' brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us which could negatively impact our business.

  We acquire products for resale from a limited number of vendors; the loss of any one of these vendors could have a material adverse effect on our business.

   We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 66.4% and 64.1% of our total product purchases in the six-month periods ended June 30, 2002 and 2001, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 27.9% and 25.0% of our total product purchases and purchases from Tech Data Corporation comprised 15.2% and 16.4% of our total product purchases in the six-month periods ended June 30, 2002 and 2001, respectively. Effective May 3, 2002, Compaq Computer Corporation became a wholly-owned subsidiary of Hewlett Packard Company. Had this merger been completed at the beginning of the periods presented, our purchases made directly from Hewlett Packard, on a pro forma basis, would have constituted 13.8% and 10.4% of our total product purchases in the six-month periods ended June 30, 2002 and 2001, respectively. No other vendor supplied more than 10% of our total product purchases in the six-month periods ended June 30, 2002 and 2001. If we were unable to acquire products from Ingram Micro, Tech Data or Hewlett Packard, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

   Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at June 30, 2002 was $89.4 million. Termination, interruption or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

   Some product manufacturers and distributors provide us with incentives such as supplier reimbursements, payment discounts, price protection, rebates and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:

  .   reduction or elimination of some of these incentive programs;

  .   more restrictive price protection and other terms; and

  .   reduced advertising allowances and incentives, in some cases.

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


Factors That May Affect Future Results and Financial Condition--Cont'd.

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


Factors That May Affect Future Results and Financial Condition--Cont'd.

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

   We depend on the accuracy and proper use of our management information systems including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:

  .   our ability to manage inventory and accounts receivable collection;

  . our ability to purchase, sell and ship products efficiently and on a timely basis; and

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


Factors That May Affect Future Results and Financial Condition--Cont'd.

  We depend heavily on third party shippers to deliver our products to customers.

   In 2001, we shipped approximately 56% of our products to customers by Airborne Freight Corporation D/B/A "Airborne Express", with the remainder being shipped by United Parcel Service of America, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

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

   Sales taxes are presently collected on sales of products by several of our sales subsidiaries in as many as 25 states and the District of Columbia. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
Item 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS--(CONTINUED)


Factors That May Affect Future Results and Financial Condition--Cont'd.

states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

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

                     PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I--Financial Information
      Item 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our secured credit agreement provides for borrowings which bear interest based on the prime rate. We had no borrowings outstanding pursuant to our credit agreement as of June 30, 2002. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                          Part II--Other Information

Item 1--Legal Proceedings

   Not applicable.

Item 2--Changes in Securities and Use of Proceeds

   Not applicable.

Item 3--Defaults Upon Senior Securities

   Not applicable.

Item 4--Submission of Matters to a Vote of Security Holders

   At the 2002 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on June 18, 2002, the following matters were acted upon by the stockholders of the Company:

    1. the election of six Directors;

    2. the approval to amend the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock that may be issued thereunder from 337,500 shares to 537,500 shares;

    3. the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year.

   The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of May 15, 2002 was 24,559,895. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                     VOTES    VOTES
                                         VOTES FOR  AGAINST ABSTAINED UNVOTED
                                         ---------- ------- --------- -------
  1.  Election of Directors:
        Bruce Barone                     23,141,353  22,972    N.A.    N.A.
        Joseph Baute                     23,141,353  22,972    N.A.    N.A.
        Peter Baxter                     23,141,353  22,972    N.A.    N.A.
        David Beffa-Negrini              23,029,853 134,472    N.A.    N.A.
        Patricia Gallup                  23,056,153 108,172    N.A.    N.A.
        David Hall                       23,056,153 108,172    N.A.    N.A.
  2.  Amendment to the Company's
        Employee Stock Purchase Plan     23,086,872  68,187   9,266    N.A.
  3.  Ratification of the Appointment of
        Auditors                         22,925,121 235,517   3,687    N.A.

Item 5--Other Information

   Not applicable.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                          Part II--Other Information

Item 6--Exhibits and Reports on Form 8-K

   (a)  Exhibits

Exhibit
Number  Description
------  -----------

   15   Letter on unaudited interim financial information.

 99.1   Certification of the Company's Chief Executive Officer and Senior Vice President and
        Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  Reports on Form 8-K

       (I) The Company filed a Current Report on Form 8-K on April 11, 2002 regarding the execution of the Merger Agreement by and between PC Connection, Inc., MoreDirect, Inc. and the sole stockholder of MoreDirect, Inc., dated as of April 5, 2002.

      (II) The Company filed a Current Report on Form 8-K on May 9, 2002, reporting pro forma information that was released at R. W. Baird's Conference in Chicago, IL on May 10, 2002.

     (III) The Company filed a Current Report on Form 8-K on June 5, 2002, regarding the execution of an Amended and Restated Credit Facility by and between the Company and Citizens Bank of Massachusetts, as agent.

      (IV) The Company filed a Current Report on Form 8-K/A Amendment No. 1 on June 18, 2002, to the Form 8-K filed on April 11, 2002 reporting the required financial statements relating to MoreDirect, Inc.

                     PC CONNECTION, INC. AND SUBSIDIARIES
                                 June 30, 2002

                                  Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                             PC CONNECTION, INC. AND SUBSIDIARIES

August 14, 2002                                                              By:         /s/  WAYNE WILSON
                                                                                 ----------------------------------
                                                                                            Wayne Wilson
                                                                                     President and Chief Operating
                                                                                              Officer


August 14, 2002                                                              By:          /s/  MARK GAVIN
                                                                                 ----------------------------------
                                                                                             Mark Gavin
                                                                                   Senior Vice President of Finance
                                                                                    and Chief Financial Officer