Form 10-K/A
period 2001-12-31
PC CONNECTION INC
filed 2002-11-13
CIK 1050377

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

                         Commission File Number 0-23827

                              PC CONNECTION, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                               02-0513618
                    --------                               ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

        Rt. 101A, 730 Milford Road
         Merrimack, New Hampshire                            03054
         ------------------------                            -----
    (Address of principal executive offices)              (Zip Code)

                                                        (603) 423-2000
                                                        --------------
                                                  Registrant's telephone number,
                                                        including area code

       ___________________________________________________________________

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

                                   YES   X        NO ____
                                       ------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends our annual report on Form 10-K, as amended, for the year ended December 31, 2001 and is being filed to reflect the restatement of our consolidated financial statements. We implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 1999. Subsequently, we have found that one provision of SAB 101 had been incorrectly applied; specifically, despite title passing to the customer at the point of initial shipment, our general practice had been to cover customer losses that were incurred while the products were in transit. SAB 101, as further interpreted by the SEC Staff, would dictate that it is inappropriate to record revenue until delivery because our actions have created a "de facto" title passage at the time of delivery. Therefore, we have concluded that revenue should, and will, be recorded at the time of delivery rather than at the time of shipment.

The significant effects of this restatement on the consolidated financial statements are presented in Note 16 to the consolidated financial statements and Items 6, 7 and 8 in Part II of this annual report on Form 10-K/A Amendment No.
2. This Amendment No. 2 on Form 10-K/A to PC Connection, Inc.'s Annual Report on Form 10-K, as amended, for the period ended December 31, 2001 amends and restates the original filing, amended, as follows:

The "Growth Strategies" section in Item 1.

The "Distribution" section in Item 1.

Item 6 - Selected Financial and Operating Data.

Adds a new first paragraph to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Revenue Recognition" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

The "Results of Operations" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

The "Year Ended December 31, 2001 Compared to Year Ended December 31, 2000" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

The "Year Ended December 31, 2000 Compared to Year Ended December 31, 1999" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

The "Liquidity and Capital Resources" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

The risk factor "We have experienced rapid growth followed by a decline in sales in 2001 and there is no assurance that we will be able to regain such growth" under the "Factors That May Affect Future Results and Financial Condition" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 8 - Consolidated Financial Statements and Supplementary Data.

================================================================================

                      PC CONNECTION, INC. AND SUBSIDIARIES

                    FORM 10-K/A AMENDMENT NO. 2 ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----

                                                              PART I
ITEM 1.          Business .................................................................................   1
ITEM 2.          Properties ...............................................................................   9
ITEM 3.          Legal Proceedings ........................................................................   9
ITEM 4.          Submission of Matters to a Vote of Security Holders ......................................   10

                                                             PART II

ITEM 5.          Market for the Registrant's Common Stock and Related Stockholder Matters .................   11
ITEM 6.          Selected Financial and Operating Data ....................................................   12
ITEM 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations ....   13
ITEM 7A.         Quantitative and Qualitative Disclosure About Market Risk ................................   25
ITEM 8.          Consolidated Financial Statements and Supplementary Data .................................   25
ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....   25

                                                             PART III

ITEM 10.         Directors and Executive Officers of the Registrant .......................................   25
ITEM 11.         Executive Compensation ...................................................................   26
ITEM 12.         Security Ownership of Certain Beneficial Owners and Management ...........................   31
ITEM 13.         Certain Relationships and Related Transactions ...........................................   32

                                                             PART IV

ITEM 14.         Exhibits, Consolidated Financial Statements, and Reports on Form 8-K .....................   33
SIGNATURES       ..........................................................................................   37
CERTIFICATIONS   ..........................................................................................   38

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

GENERAL

We are a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, accessories and networking products through our three sales subsidiaries, PC Connection Sales Corporation, PC Connection Sales of Massachusetts, Inc. and GovConnection, Inc. (formerly ComTeq Federal, Inc.). Our principal customers are small and medium-sized businesses, known as SMBs, comprised of 20 to 1,000 employees, as well as governmental agencies and educational organizations. We sell our products through a combination of targeted direct mail catalogs, outbound telemarketing, our Internet Web site and advertisements on the Internet and in selected computer magazines. We offer a broad selection of approximately 100,000 products targeted for business use at competitive prices, including products from Compaq, Hewlett-Packard, Toshiba, IBM, Microsoft, Sony, Acer, Fujitsu, Canon, Iomega and Apple. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day that the order is received.

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

We also market our products and services through our Internet Web sites, www.pcconnection.com, www.govconnection.com and www.macconnection.com. Our Web sites provide customers and prospective customers with product information and enable customers to place electronic orders for products. Internet sales processed directly online during the fourth quarter of 2001 were $25.1 million, or 9.2% of that quarter's net sales. Online sales in the fourth quarter of 2001 decreased 18.1% over the comparable quarter in 2000. For the fiscal year 2001, these sales were $103.0 million, or 8.7% of net sales, compared to 7.8% in 2000.

The Internet supports three key business initiatives for us:

..    Customer choice - We have built our business on the premise that our customers should be able to choose how they interact with us, be it by mail, telephone, fax, e-mail or over the Web.

..    Lowering transactions costs - Our Web site tools, including robust product search features, Smart Selectors(R), Internet Business Accounts(R) and special interest pages, allow customers to quickly and easily find information about products of interest to them. If they still have questions, our Telesales Representatives and Outbound Account Managers are just a phone call away. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our Web sites.

..    Leveraging the time of experienced Account Managers - Our investments in technology-based sales and service programs demonstrate the power of technology at its best - leveraging our Account Managers to do what they do best: building and maintaining relationships with our customers and helping them to solve their business problems.

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

We believe new entrants to the direct marketing channel must overcome a number of obstacles, including:

..    the time and resources required to build a meaningful customer base of meaningful size, quality and responsiveness for cost-effective circulation;

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

..    Target high growth customer segments. Through targeted mailings, we seek to expand the number of our active customers and generate additional sales from our existing customers. We have developed specialty catalogs, as well as standard catalogs with special cover pages, featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server and networking products. In 2001, we focused on growing sales in our government and education segments. Such sales totaled $290.1 million in 2001, compared to $242.7 million in 2000, for a 19.5% increase.

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

The following table sets forth our percentage of net sales by sales channel:

                                                     Years Ended December 31,
                                                     ------------------------

                                                   2001       2000        1999
                                                   ----       ----        ----
     Sales Channel
     -------------
         Outbound Telemarketing ................    79%         76%        65%
         Inbound Telesales .....................    12          16         29
         On-Line Internet ......................     9           8          6
                                                   ---         ---        ---
              Total ............................   100%        100%       100%
                                                   ===         ===        ===

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

                                                    PERCENTAGE OF NET SALES
                                                -------------------------------
                                                   Years Ended December 31,
                                                   ------------------------
                                                2001         2000         1999
                                                ----         ----         ----
Notebooks ..................................     22%           25%          23%
Desktops/Servers ...........................     12            15           15
Storage Devices ............................     10            10           10
Software ...................................     13            10           12
Networking Communications ..................      9             8            6
Printers ...................................      8             7            9
Video & Monitors ...........................      9             8            8
Memory .....................................      3             4            4
Accessories/Other ..........................     14            13           13
                                               ----          ----         ----

    TOTAL ..................................    100%          100%         100%
                                               ====          ====         ====

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

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. Order status with distributors is tracked on line and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to recording revenue. Products drop shipped by suppliers accounted for 21.9% of net sales in 2001 and 11.5% of net sales in 2000. In future years, we expect that products drop shipped from suppliers will increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

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

COMPETITION

The direct marketing and sale of information technology products, including personal computers and related products, is highly competitive. PC Connection competes with other direct marketers of information technology products, including CDW Computer Centers, Inc. and Insight Enterprises, Inc. We also compete with:

..    certain product manufacturers that sell directly to customers, such as Dell
     Computer Corporation and Gateway, Inc., and more recently Compaq, IBM and Apple;
..    distributors that sell directly to certain customers;
..    various cost-plus aggregators, franchisers, and national computer retailers, such as CompUSA, Inc.; and
..    companies with more extensive Internet Web sites and commercial on-line networks.

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

Item 4  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2001 to a vote of security holders.

Executive Officers of PC Connection

The executive officers of PC Connection and their ages as of March 20, 2002 are as follows:

Name                          Age                       Position
----                          ---                       --------
Patricia Gallup                47     Chairman
Kenneth Koppel                 58     Chief Executive Officer
Wayne L. Wilson                53     President and Chief Operating Officer
Robert F. Wilkins              40     Executive Vice President
Mark A. Gavin                  40     Senior Vice President of Finance and Chief
                                      Financial Officer
Bradley G. Mousseau            50     Vice President of Human Resources

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

              2001                                         High        Low
              ----                                         ----        ---

              Quarter Ended:

                 December 31 ...........................  $17.79      $ 6.85
                 September 30 ..........................   16.30        6.00
                 June 30 ...............................   16.77        8.50
                 March 31 ..............................   20.56        8.13

              2000
              ----

              Quarter Ended:

                 December 31 ...........................  $56.38      $ 8.63
                 September 30 ..........................   70.25       42.44
                 June 30 ...............................   58.50       17.67
                 March 31 ..............................   23.33       14.17

We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 6. Selected Financial and Operating Data

The following selected financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K/A Amendment No. 2. This selected financial data for fiscal years 2001, 2002 and 1999 contains certain financial information that has been restated. See Note 16 to the consolidated financial statements for further discussion of this matter.

                                                                                 Years Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                           2001            2000            1999            1998             1997
                                                    --------------------------------------------------------------------------------
                                                       (As restated    (As restated    (As restated
                                                          /(9)/)          /(9)/)          /(9)/)
                                                    --------------------------------------------------------------------------------
                                                           (dollars in thousands, except per share and selected operating data)
Statement of Operations Data:
   Net sales                                           $  1,186,217    $  1,440,227    $  1,079,348    $    749,905    $    562,511
   Cost of sales                                          1,054,631       1,264,573         950,165         656,631         486,545
                                                       ------------    ------------    ------------    ------------    ------------
   Gross profit                                             131,586         175,654         129,183          93,274          75,966
   Selling, general and administrative expenses             117,610         123,834          91,322          68,521          56,596
   Additional stockholder/officer compensation /(1)/              -               -               -           2,354          12,130
   Restructuring costs and other special charges /(2)/        2,204               -               -               -               -
                                                       ------------    ------------    ------------    ------------    ------------
   Income from operations                                    11,772          51,820          37,861          22,399           7,240
   Interest expense                                          (1,179)         (2,086)         (1,392)           (415)         (1,355)
   Other, net                                                 1,307             589             116             565             (42)
                                                       ------------    ------------    ------------    ------------    ------------
   Income  before income taxes                               11,900          50,323          36,585          22,549           5,843
   Income tax provision/(3)/                                 (4,521)        (19,126)        (13,905)         (3,905)           (639)
                                                       ------------    ------------    ------------    ------------    ------------
   Income before cumulative effect of
     change in accounting principle                           7,379          31,197          22,680          18,644           5,204
   Cumulative effect of change in accounting
      Principle /(4)/                                             -               -            (305)              -               -
                                                       ------------    ------------    ------------    ------------    ------------
   Net income                                          $      7,379    $     31,197    $     22,375    $     18,644    $      5,204
                                                       ============    ============    ============    ============    ============

                                                                                                            Pro Forma Data /(5)/

   Basic net income per share before cumulative
     effect of change in accounting principle /(6)/    $        .30    $       1.30    $        .97    $        .61    $        .17
                                                       ============    ============    ============    ============    ============
   Cumulative effect of change in accounting
     principle on basic net income per share                      -               -            (.02)              -               -
   Basic net income per share after cumulative
     effect of change in accounting principle          $        .30    $       1.30    $        .95    $        .61    $        .17
                                                       ============    ============    ============    ============    ============
   Diluted net income per share before
     cumulative effect of change in accounting
     principle/(6)/                                    $        .30    $       1.22    $        .94    $        .59    $        .17
                                                       ============    ============    ============    ============    ============
   Cumulative effect of change in accounting
     principle on diluted net income per share                    -               -            (.01)              -               -
   Diluted net income per share after
     cumulative effect of change in accounting
     principle                                         $        .30    $       1.22    $        .93    $        .59    $        .17
                                                       ============    ============    ============    ============    ============

Selected Operating Data:
   Active customers /(7)/                                   471,000         626,000         732,000         684,000         510,000
   Catalogs distributed                                  41,683,000      45,028,000      47,325,000      42,150,000      33,800,000
   Orders entered /(8)/                                   1,265,000       1,521,000       1,622,000       1,510,000       1,252,000
   Average order size /(8)/                            $      1,116    $      1,115    $        781    $        580    $        524

                                                                                       December 31,
                                                    --------------------------------------------------------------------------------
                                                           2001            2000            1999            1998             1997
                                                    --------------------------------------------------------------------------------
                                                       (As restated    (As restated    (As restated
                                                          /(9)/)          /(9)/)          /(9)/)
                                                    --------------------------------------------------------------------------------
                                                                                  (dollars in thousands)
Balance Sheet Data:
   Working capital                                     $    120,442    $    111,048    $     71,899    $     53,768    $     18,907
   Total assets                                             243,645         249,514         223,040         164,510         105,442
   Short-term debt                                            1,171           1,153           1,137             123          29,568
   Long-term debt (less current maturities):
      Capital lease obligations                               6,621           6,792           6,945           7,081               -
      Term loan                                                   -               -               -               -           3,250
      Note payable                                                -           1,000           2,000               -               -
   Total stockholders' equity                               146,762         138,066          93,872          69,676          24,120

/(1)/ Represents amounts accrued or distributed in excess of aggregate annual base salaries approved by the Board of Directors prior to the Company's Initial Public Offering and generally represented Company-related federal income tax obligations payable by the stockholders.
/(2)/ Includes $1,510 for the cost of reductions in the Company workforce and $694 for costs relating to a proposed acquisition that was abandoned during the year.
/(3)/ For all periods prior to March 6, 1998, the Company had been an S Corporation and, accordingly, had not been subject to federal income taxes.
/(4)/  Represents cumulative effect of change in accounting principle.
/(5)/ Pro forma adjustments have been made to the historical results of operations to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for 1998 and 1997. The computation of income tax expense was made assuming an effective tax rate of approximately 39%.
/(6)/ All per share data has been adjusted for a 3-for-2 stock split distributed on May 23, 2000.
/(7)/ Represents estimates of all customers included in the Company's mailing list who have made a purchase within the last twelve month period.
/(8)/  Does not reflect cancellations or returns.
/(9)/ Amounts reflect the change in accounting principle for revenue recognition of sales from shipment to upon delivery to customer. The Company implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 1999. Subsequently, it has found that one provision of SAB 101 had been incorrectly applied; specifically, despite title passing to the customer at the point of initial shipment, the Company's general practice had been to cover customer losses that were incurred while the products were in transit. SAB 101, as further interpreted by the SEC Staff, would dictate that it is inappropriate to record revenue until delivery because the Company's actions have created a "de facto" title passage at the time of delivery. Therefore, the Company has concluded that revenue should, and will, be recorded at the time of delivery rather than at time of shipment. Note 16 to the consolidated financials summarize the impact of this change on previously reported figures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of financial condition and results of operations presented below reflects the restatement to previously issued consolidated financial statements for fiscal 2001, 2000 and 1999. See Note 16 to the consolidated financial statements for further discussion of this matter.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB - destination specifically set out in its arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. (Item (i) differs from our previously stated policy. See Note 16 for further discussion.)

We provide our customers with a limited thirty day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS No. 48"), "Revenue Recognition When Right of Return Exists", based on significant historical experience. Should such returns no longer prove estimable, we believe that the impact on our financials would not necessarily be significant since the return privilege expires 30 days after shipment.

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

In addition to accounts receivable from customers, we record receivables from our vendors/suppliers for cooperative advertising, price protection, supplier reimbursements, rebates and other similar arrangements. A portion of such receivables is estimated based on information available from our vendors at discrete points in time. While such estimates have historically approximated actual cash received, an unanticipated change in a promotional program could give rise to a reduction in the receivable.

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

Results of Operations

The following table sets forth for the periods indicated information derived from our statements of income expressed as a percentage of net sales.

                                                                       Years Ended December 31, (As Restated)
                                                              ------------------------------------------------------
                                                                  2001                2000                 1999
                                                              ------------------------------------------------------
  Net sales (in millions)                                      $  1,186.2          $ 1,440.2            $ 1,079.3
                                                               ==========          =========            =========
  Net sales .................................................       100.0%             100.0%               100.0%
  Gross profit ..............................................        11.1               12.2                 12.0
  Selling, general and administrative expenses ..............         9.9                8.6                  8.5
  Restructuring costs and other special charges .............         0.2                0.0                  0.0
  Income from operations ....................................         1.0                3.6                  3.5

The following table sets forth our percentage of net sales by platform, sales channel, and product mix:

                                                                        Years Ended December 31,
                                                                        ------------------------

                                                                     2001         2000          1999
                                                                     ----         ----          ----
      Platform
      --------
         PC and Multi Platform                                         90%          90%           85%
         Mac                                                           10           10            15
                                                                    -----        -----         -----
              Total                                                   100%         100%          100%
                                                                    =====        =====         =====
     Sales Channel
     -------------
         Corporate Outbound                                            79%          76%           65%
         Inbound Telesales                                             12           16            29
         On-Line Internet                                               9            8             6
                                                                    -----        -----         -----
              Total                                                   100%         100%          100%
                                                                    =====        =====         =====
     Product Mix
     -----------
         Notebooks                                                     22%          25%           23%
         Desktop/Servers                                               12           15            15
         Storage Devices                                               10           10            10
         Software                                                      13           10            12
         Networking Communications                                      9            8             6
         Printers                                                       8            7             9
         Video & Monitors                                               9            8             8
         Memory                                                         3            4             4
         Accessories/Other                                             14           13            13
                                                                    -----        -----         -----
                Total                                                 100%         100%          100%
                                                                    =====        =====         =====

Sales of enterprise server and networking products (included in the above product mix) were 19.8%, 17.4% and 11.6% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales decreased $254.0 million, or 17.6%, to $1,186.2 million in 2001 from $1,440.2 million in 2000. The decrease in net sales was due to the weakness in demand for information technology products. Outbound sales decreased $148.0 million, or 13.6%, to $942.7 million from $1,090.7 million in 2000. While there was an overall decrease in outbound sales, this channel increased as an overall component of our business. Outbound sales increased by 3% as a percentage of overall net sales to 79% in 2001 as compared to 76% in 2000. Inbound sales, which primarily serve our consumer and very small business customers decreased $96.0 million, or 40.6%, to $140.5 million, from $236.5 million in 2000. Online Internet sales decreased $10.0 million, or 8.8%, to $103.0 million from $113.0 million in 2000, however online Internet sales increased to 9% of total net sales in 2001, as compared to 8% of total net sales in 2000. Our sales to consumers and small businesses were more negatively impacted during the 2001 economic slowdown than were sales to our larger business customers, who generally purchase through either the outbound or Internet channels. We believe that sales to consumers and small businesses will continue to be more heavily impacted than sales to large business customers if the economic slowdown continues.

Net sales of enterprise server and networking products decreased 6.4% to $235.0 million in 2001 as compared to $251.3 million in 2000. Enterprise server and networking products represented 19.8% of overall net sales for the year, up from 17.4% for the year ended 2000. While sales of these products declined in absolute dollar amounts in 2001, we believe that sales of these product categories will continue to grow as a percentage of our net sales, as customers further upgrade their network and communication infrastructures. If economic conditions do not improve in the near term, the anticipated growth of these types of products will not likely occur as expected.

As of December 31, 2001, the number of outbound sales account managers totaled 464, a 19.3% decrease, compared to 575 account managers at the end of 2000. We are focusing on recruiting experienced account managers and increasing the success rate of our existing account managers.

Gross profit decreased $44.1 million, or 25.1%, to $131.6 million in 2001 from $175.7 million in 2000. The decrease in gross profit dollars was attributable to the decrease in net sales described above. Gross profit margin decreased from 12.2% in 2000 to 11.1% in 2001 due to a more competitive pricing environment, and other market conditions. Our profit margins are also influenced by the relative mix of inbound, outbound and on-line Internet sales. Our gross margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses decreased $6.2 million, or 5.0%, to $117.6 million in 2001 from $123.8 million in 2000 and increased as a percentage of sales to 9.9% in 2001 from 8.6% in 2000. We expect that our selling, general and administrative expenses ("SG&A") may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support the sales organization.

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

                                                              ------------------------------------------------------
                                                                   Total             Cash          Liabilities at
                                                                  Charges          Payments       December 31, 2001
                                                              ------------------------------------------------------
                                                                                (in thousands)
  Workforce Reduction .......................................    $   1,510        $   (1,085)        $     425
  Cost Associated with Abandoned Acquisitions ...............          694              (694)                0
                                                                 ---------        ----------         ---------
                                                                 $   2,204        $   (1,779)        $     425
                                                                 =========        ==========         =========

Income from operations decreased by $40.0 million, or 77.2%, to $11.8 million for the year ended December 31, 2001 from $51.8 million for the comparable period in 2000. Income from operations as a percentage of net sales decreased from 3.6% in 2000 to 1.0% in 2001 for the reasons net sales decreased as discussed above.

Interest expense decreased by $.9 million, or 42.9%, to $1.2 million in 2001 from $2.1 million in 2000. This decrease in interest expense was attributed to lower average borrowings outstanding in 2001 as compared to 2000 and to lower interest rates.

Our effective tax rate was 38% for both 2001 and 2000.

Net income decreased by $23.8 million, or 76.3%, to $7.4 million in 2001 from $31.2 million in 2000, principally as a result of the decrease in income from operations.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales increased $360.9 million, or 33.4%, to $1,440.2 million in 2000 from $1,079.3 million in 1999. The growth in net sales was attributable to (i) a continued expansion and increased productivity of our outbound telemarketing group, and (ii) an increased focus on enterprise server and networking product categories.

As of December 31, 2000, the number of account managers totaled 575, a 67% increase, compared to 345 account managers at the end of 1999. As a result, outbound sales increased $387.1 million, or 55.0%, to $1,090.7 million in 2000 from $703.6 million in 1999. Enterprise networking product sales increased $126.5 million, or 100.1%, to $251.3 million for the year ended December 31, 2000 from $124.8 million in 1999.

Gross profit increased $46.5 million, or 36.0%, to $175.7 million in 2000 from $129.2 million in 1999. The increase in gross profit dollars was attributable to the increase in net sales described above. Gross profit margin increased from 12.0% in 1999 to 12.2% in 2000 due to a continuing focus on solution sales to business, government and educational customers and an increased focus on higher margin enterprise networking products cited above. Our gross margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses increased $32.5 million, or 35.6%, to $123.8 million in 2000 from $91.3 million in 1999 and increased as a percentage of sales to 8.6% in 2000 from 8.5% in 1999. This increase was attributable to increases in sales personnel, bad debt, and facility costs, and offset by a decrease in net advertising expense.

Income from operations increased by $13.9 million, or 36.7%, to $51.8 million for the year ended December 31, 2000 from $37.9 million for the comparable period in 1999. Income from operations as a percentage of net sales increased from 3.5% in 1999 to 3.6% in 2000 for the reasons net sales increased as discussed above.

Interest expense increased by $.7 million, or 50.0%, to $2.1 million in 2000 from $1.4 million in 1999 due to increased borrowings under our line of credit necessitated by our growth. Interest expense is offset by interest income from short-term investments.

Our effective tax rate was 38% for both 2000 and 1999.

Net income increased by $8.8 million, or 39.3%, to $31.2 million in 2000 from $22.4 million in 1999, principally as a result of the increase in income from operations.

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

At December 31, 2001, we had cash and cash equivalents of $35.6 million and working capital of $120.4 million.

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

Under the terms of the merger agreement we entered into with MoreDirect, we will pay MoreDirect's stockholders approximately $21.0 million at closing. The merger agreement contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect's stockholders. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67.1 million, assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payment would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may "buy-out" the remaining earn-out payments for amounts which vary during the term of the earn-out. We will also escrow $10.0 million at closing to fund a portion of these contingent payments. We believe we will be able to meet our obligations to MoreDirect and its stockholders under the merger agreement.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

    ---------------------------------------------------------------------------------------------------------------
                                                                          Less Than                        After
    December 31, 2001                                        Total         1 Year       1 - 3 Years       3 Years
    ---------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
    Contractual Obligations:
    Long-term debt .....................................  $   1,000      $    1,000      $        -      $        -
    Capital lease obligation to affiliate ..............      6,792             171             906           5,715
    Non-cancelable operating lease obligations .........     11,710           5,584           5,759             367
                                                          ---------      ----------      ----------      ----------
        Total Contractual Obligations ..................  $  19,502      $    6,755      $    6,665      $    6,082
                                                          =========      ==========      ==========      ==========

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

                                                                  -------------------------------------------
                                                                            Year Ended December 31,
                                                                  -------------------------------------------
                                                                      2001            2000             1999
                                                                  -------------------------------------------
                                                                                 (in thousands)
        Revenue:
          Sales of various products ............................   $     3          $      3         $   425
          Sales of services to affiliated companies ............       148               300             332

        Costs:
          Purchase of services from affiliated companies .......         l                 9               6

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

Our net sales grew from $749.9 million for the year ended December 31, 1998 to $1.44 billion for the year ended December 31, 2000. In the year ended December 31, 2001, our net sales declined to $1.19 billion. Our growth in previous years placed increasing demands on our administrative, operational, financial and other resources. Our staffing levels and operating expenses increased substantially in recent years due to our sales forecasts. If our revenues continue to decline, we may not be able to reduce our staffing levels and operating expenses in a timely manner to meet our needs. Moreover, we can provide no assurance that we will be able to regain rapid growth in the near future.

We may also experience quarterly fluctuations and seasonality which could impact our business.

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

..    changes in the overall level of economic activity;
..    changes in the level of business investment in information technology products;
..    the condition of the personal computer industry in general;
..    shifts in customer demand for hardware and software products;
..    industry shipments of new products or upgrades;
..    the timing of new merchandise and catalog offerings;
..    fluctuations in response rates;
..    fluctuations in postage, paper, shipping and printing costs and in merchandise returns;
..    adverse weather conditions that affect response, distribution or shipping;
..    shifts in the timing of holidays;
..    changes in our product offerings; and
..    changes in consumer demand for information technology products.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to the credit agreement as of December 31, 2001. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, there were no borrowings outstanding on the credit agreement at December 31, 2001, and the average outstanding borrowings during the year were not material. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the caption "Executive Officers of PC Connection" in Part 1 of this Annual Report on Form 10-K/A is incorporated by reference herein.

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

The following table describes the cash payments and options granted under the Company's 1997 Stock Incentive Plan to Directors during 2001.

                               Cash Payment for Board and     Shares Underlying Option
          Director                   Committees                Grants under 1997 Plan
          --------             --------------------------    --------------------------
      David Beffa-Negrini
                                    $       24,000                      2,500
      Martin C. Murrer
                                    $       24,000                         --
      Peter J. Baxter
                                    $       24,000                         --
      Joseph Baute
                                    $       12,750                      2,000
      David Hall
                                    $        3,000                         --

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

                           Summary Compensation Table

                                                                                                      Long-Term
                                                            Annual Compensation Awards              Compensation
                                                     -------------------------------------------   ---------------
                                                                                    Other Annual     Securities
Name and Principal                                                                  Compensation     Underlying       All Other
Position Compensation                       Year     Salary ($)    Bonus  ($)/(1)/    ($)/(2)/       Options (#)         ($)
---------------------                      ------   -----------    --------------   -------------   --------------   ------------
Patricia Gallup                             2001   $   400,000                --               --              --    $  1,194/(5)/
   Chairman/(3)/                            2000       400,000                --               --              --       3,435/(6)/
                                            1999       300,000                --               --              --       3,688/(7)/

Kenneth Koppel                              2001       220,673                --               --         400,000       1,786/(5)/
   Chief Executive Officer/(4)/             2000            --                --               --              --          --/(6)/
                                            1999            --                --               --              --          --/(7)/

Wayne L. Wilson                             2001       400,000                --               --          20,000       1,831/(5)/
   President and Chief Operating            2000       400,000           275,000               --          55,000       1,242/(6)/
   Officer                                  1999       375,000           370,000               --          90,645       1,917/(7)/

Robert F. Wilkins                           2001       375,000                --               --          20,000         640/(5)/
   Executive Vice President                 2000       375,000           250,000               --          55,000       3,111/(6)/
                                            1999       325,000           333,000               --          60,000       2,172/(7)/

Mark A. Gavin                               2001       210,000                --               --          15,000       2,943/(5)/
   Senior Vice President of Finance         2000       210,000           100,000               --          30,000       2,218/(6)/
   and Chief Financial Officer              1999       180,000            86,000               --          45,000       2,611/(7)/

John L. Bomba, Jr./(8)/                     2001       108,750                --               --           7,500       2,172/(5)/
   Former Vice President of Information     2000       195,000            50,000               --          18,750       3,388/(6)/
   Systems and Chief Information Officer    1999       180,000            86,000               --          11,250       3,424/(7)/

Bradley G. Mousseau                         2001       140,000                --               --           7,500       3,061/(5)/
   Vice President of Human Resources        2000       132,441            45,000               --          33,750       1,273/(6)/
                                            1999            --                --               --              --         --

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

Option Grant Table. The following table sets forth certain information regarding stock options granted during the year ended December 31, 2001 by the Company to the Named Executive Officers:

                        Option Grants in Last Fiscal Year

                                                                                           Potential Realizable Value at
                                                                                           Assumed Annual Rates of Stock
                                                                                           Price Appreciation for Option
                                                 Individual Grants                                   Term/(1)/
                              -----------------------------------------------------------  -----------------------------
                                               Percent of
                                Number of    Total Options
                               Securities      Granted to       Exercise
                               Underlying     Employees in         or
                                 Options      Fiscal Year      Base Price     Expiration
Name                           Granted (#)      (%)/(2)/      ($/Sh)/(3)/        Date           5%($)          10%($)
----                          -------------  -------------    -----------   -------------  -------------   -------------
Patricia Gallup                     --                 --            --               --             --              --
Kenneth Koppel                  400,000/(4)/          51.5%      $  14.35        06/25/11   $  3,609,855    $  9,148,082
Wayne L. Wilson                  20,000/(5)/           2.6          10.81        03/16/11        136,005         344,663
Robert F. Wilkins                20,000/(5)/           2.6          10.81        03/16/11        136,005         344,663
Mark A. Gavin                    15,000/(5)/           1.9          10.81        03/16/11        102,004         258,497
Bradley G. Mousseau               7,500/(5)/           1.0          10.81        03/16/11         51,002         129,249
John L. Bomba, Jr.                7,500/(6)/           1.0          10.81        03/16/11         51,002         129,249

    _______________

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

               Aggregate Option Exercises in Last Fiscal Year and
                             Year-End Option Values

                                                                        Number of Securities            Value of Unexercised
                                                                Underlying Unexercised Options     In-The-Money Options at Year
                                                                          at Year-End (#)                  End ($)/(1)/
                                                                ------------------------------     ----------------------------
                         Shares Acquired        Value
Name                     on Exercise (#)   Realized ($)/(2)/     Exercisable      Unexercisable    Exercisable    Unexercisable
----                     ---------------   -----------------     -----------      -------------    -----------    -------------
Patricia Gallup                     --                   --             --                 --              --              --
Kenneth Koppel                      --                   --         24,000/(3)/       400,000      $    75,919      $  192,000
Wayne L. Wilson                100,000        $     274,897        434,935            136,413        1,655,950         400,600
Robert F. Wilkins               22,149               58,015        313,569            128,751        1,030,917         376,366
Mark A. Gavin                       --                   --         26,249             75,002           69,621         192,010
Bradley G. Mousseau                 --                   --          8,438             32,812                0          30,127
John L. Bomba, Jr.               5,626                6,672              0                  0                0               0

________________
/(1)/ Represents the difference between the last reported sales price of the Company's Common Stock as reported by the Nasdaq National Market on December 31, 2001 ($14.83), the last trading day of 2001, and the exercise price of the option, multiplied by the number of shares subject to the option.
/(2)/ Value is calculated based on the difference between the option exercise price and the closing market price of the Company's Common Stock on the Nasdaq National Market on the date of exercise, multiplied by the number of shares exercised.
/(3)/ Mr. Koppel was a consultant for the Company prior to becoming Chief Executive Officer of the Company and received option grants for his service as a consultant.

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

                                                           Shares of Common Stock                Common Stock
Name and Address                                           Beneficially Owned/(1)/             Outstanding/(2)/
----------------                                           -----------------------             ---------------
Patricia Gallup                                                8,714,094         /(3)/             35.5%
David Hall                                                     8,669,094         /(4)/             35.3%
Wayne L. Wilson                                                  556,596         /(5)/              2.2%
Robert F. Wilkins                                                358,518         /(6)/              1.4%
David Beffa-Negrini                                              299,617         /(7)/              1.2%
Mark A. Gavin                                                    154,863         /(8)/                 %
Martin C. Murrer                                                  74,000         /(9)/
Peter J. Baxter                                                   25,000         /(10)/
Kenneth Koppel                                                    24,000         /(11)/
Bradley G. Mousseau                                               18,213         /(12)/
Joseph Baute                                                       3,500
John L. Bomba, Jr.                                                    --                             --
All directors and executive officers as a group (11
  individuals)                                                18,897,495         /(13)/            73.2

_____________________
* Less than 1% of the total number of outstanding shares of Common Stock of the Company on March 20, 2002. The number of shares beneficially owned by each director or executive officer is determined under rules promulgated by the
/(1)/ SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 20, 2002 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares. The number of shares of Common Stock deemed outstanding for purposes of determining such percentages include 24,555,145
/(2)/ shares outstanding as of March 20, 2002 and any shares subject to issuance upon exercise of options or other rights held by the person in question that were exercisable on or within 60 days after March 20, 2002. Includes 8,169,094 shares of Common Stock held of record by the 1998 PC Connection Voting Trust and 15,000 shares held by
/(3)/ Ms. Gallup's spouse, as to which Ms. Gallup disclaims beneficial ownership. Includes 8,169,094 shares of Common Stock held of record by the 1998 PC Connection Voting Trust.
/(4)/ Includes 455,096 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Wilson has the right
/(5)/ to acquire within 60 days after March 20, 2002. Includes 326,069 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Wilkins has the right
/(6)/ to acquire within 60 days after March 20, 2002 and 300 shares held of record by Mr. Wilkins' children, as to which Mr. Wilkins disclaims beneficial ownership.
/(7)/ Includes 285,837 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Beffa-Negrini has the right to acquire within 60 days after March 20, 2002.
/(8)/ Includes 48,750 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Gavin has the right to acquire within 60 days after March 20, 2002.
/(9)/ Consists of 74,000 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Murrer has the right to acquire within 60 days after March 20, 2002.
/(10)/ Consists of 15,000 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Baxter has the right to acquire within 60 days after March 20, 2002, and 10,000 shares jointly owned by Mr. Baxter and his spouse.
/(11)/ Consists of 24,000 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Koppel has the right to acquire within 60 days after March 20, 2002.
/(12)/ Includes 17,813 shares of Common Stock issuable upon exercise of outstanding stock options which Mr. Mousseau has the right to acquire within 60 days after March 20, 2002.
/(13)/ Includes an aggregate of 1,246,565 shares of Common Stock issuable to the directors and executive officers upon exercise of outstanding stock options which they have the right to acquire within 60 days after March 20, 2002.

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

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedule, and Reports on Form 8-K

(a)    List of Documents Filed as Part of This Report:

       (1) Consolidated Financial Statements

           The consolidated financial statements listed below are included in this document.

                         Consolidated Financial Statements                            Page References
                         ---------------------------------                            ---------------
           Report of Management ...................................................        F-2
           Independent Auditors' Report ...........................................        F-3
           Consolidated Balance Sheets ............................................        F-4
           Consolidated Statements of Income ......................................        F-5
           Consolidated Statement of Changes in Stockholders' Equity ..............        F-6
           Consolidated Statements of Cash Flows ..................................        F-7
           Notes to Consolidated Financial Statements .............................        F-8

       (2) Consolidated Financial Statement Schedule:

The following Consolidated Financial Statement Schedule, as set forth below, is filed with this report:

           Schedule                                               Page Reference
           --------                                               --------------

           Schedule II - Valuation and Qualifying Accounts ...........  S-1

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

      ***10.32          Assignment of Lease Agreements, dated as of December 13,
                        1999, between Micro Warehouse, Inc. (assignor) and the
                        Registrant (assignee).
      ***10.33          Amended and Restated Credit Agreement, dated February
                        25, 2000, between PC Connection, Inc., the Lenders Party
                        hereto and Citizens Bank of Massachusetts.
    *****10.34          Amendment, dated January 1, 1999, to the Lease Agreement
                        between the Registrant and Gallup & Hall Partnership,
                        dated June 1, 1987, as amended for property located in
                        Marlow, New Hampshire.
     ****10.35          Lease between Merrimack Services Corporation and White
                        Knight Realty Trust, dated October 19, 2000 for property
                        located at 7 Route 101A, Amherst, New Hampshire.
    *****10.36          Amendment to Employment Agreement between the Registrant
                        and Robert Wilkins dated December 23, 1995.
    *****10.37          Lease between Merrimack Services Corporation and
                        Schleicher & Schuell, Inc., dated November 16, 2000 for
                        property located at 10 Optical Avenue, Keene, New
                        Hampshire.
    *****10.38          Lease between PC Connection Sales and Dover Mills L.P.,
                        dated May 1, 2000 for property located at 100 Main
                        Street, Dover, New Hampshire.
    *****10.39          Lease between ComTeq Federal, Inc. and Rockville Office/
                        Industrial Associates dated December 14, 1993 for
                        property located at 7503 Standish Place, Rockville,
                        Maryland.
    *****10.40          Amendment, dated November 1, 1996 to the Lease Agreement
                        between ComTeq Federal, Inc. and Rockville
                        Office/Industrial Associates for property located in
                        Rockville, Maryland.
    *****10.41          Amendment, dated March 31, 1998 to the Lease Agreement
                        between ComTeq Federal, Inc. and Rockville
                        Office/Industrial Associates, dated November 1, 1996, as
                        amended for property located in Rockville, Maryland.
    *****10.42          Amendment, dated August 31, 2000 to the Lease Agreement
                        between ComTeq Federal, Inc. and Rockville Industrial
                        Associates, dated March 31, 1998, as amended for
                        property located in Rockville, Maryland.
    *****10.43          Amendment dated June 26, 2000 to the Lease Agreement
                        between Merrimack Services Corporation and EWE Warehouse
                        Investments V, LTD., dated July 31, 1998 for property
                        located at 2840 Old State Route 73, Wilmington, Ohio.
    *****10.44          Lease between PC Connection, Inc. and The Hillsborough
                        Group, dated January 5, 2000 for property located at 706
                        Route 101A, Merrimack, New Hampshire.
   ******10.45          Amendment, dated December 27, 2000 to the Amended and
                        Restated Credit Agreement, dated February 25, 2000,
                        between PC Connection, Inc., the Lender's Party hereto
                        and Citizens Bank of Massachusetts.
   ******10.46          Amendment, dated May 4, 2001 to the Amended and Restated
                        Credit Agreement, dated December 27, 2000, between PC
                        Connection, Inc., the Lender's Party hereto and Citizens
                        Bank of Massachusetts.
   ******10.47          Amendments, dated June 19, 2001 to the Assignment of
                        Lease Agreements, dated as of December 13, 1999, between
                        Micro Warehouse Inc. (assignor) and the Registrant
                        (assignee).
  *******10.48          Employment Agreement between the Registrant and Kenneth
                        Koppel, dated June 25, 2001.
  *******10.49          Amendment, dated August 22, 2001 to the Amended and
                        Restated Credit Agreement, dated May 4, 2001, between PC
                        Connection, Inc., the Lender's Party hereto and Citizens
                        Bank of Massachusetts.
  *******10.50(+)       National Account Agreement between Airborne Express Inc.
                        and Merrimack Services Corporation d/b/a/ PC Connection
                        Services, dated September 10, 2001.
  *******10.51          Agreement and Plan of Merger, dated March 25, 2002, by
                        and among PC Connection, Inc., Boca Acquisition Corp.,
                        MoreDirect, Inc. and the stockholders of MoreDirect, Inc. set forth on Schedule 1 thereto.
          23.1          Consent of Deloitte & Touche LLP.
          99.1          Certification of the Company's Chief Executive Officer
                        pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          99.2          Certification of the Company's Senior Vice President of
                        Finance and Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________________

* Incorporated by reference from the exhibits filed with the Company's registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.

*** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
**** Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 0-23827, filed on November 14, 2000.
***** Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
****** Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
******* Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on April 1, 2002.
(+)     Confidential treatment requested for this agreement.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PC Connection, Inc.

Date: November 13, 2002             By: /s/ PATRICIA GALLUP
                                         ---------------------------------------
                                         Patricia Gallup, Chairman and Chief
                                         Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                Title                      Date
         ----                                -----                      ----
/s/ BRUCE BARONE                        Director                        November 13, 2002
---------------------------------
Bruce Barone


/s/ JOSEPH BAUTE                        Director                        November 13, 2002
---------------------------------
Joseph Baute


/s/ PETER J. BAXTER                     Director                        November 13, 2002
---------------------------------
Peter J. Baxter


/s/ DAVID BEFFA-NEGRINI                 Director                        November 13, 2002
---------------------------------
David Beffa-Negrini


/s/ PATRICIA GALLUP                     Chairman and Chief              November 13, 2002
---------------------------------
Patricia Gallup                         Executive Officer


/s/ MARK A. GAVIN                       Chief Financial Officer         November 13, 2002
---------------------------------
Mark A. Gavin                           (Principal Financial and
                                        Accounting Officer)


/s/ DAVID HALL                          Vice Chairman and Director      November 13, 2002
---------------------------------
David Hall


/s/ KENNETH KOPPEL                      President                       November 13, 2002
---------------------------------
Kenneth Koppel




                                 CERTIFICATIONS

I, Patricia Gallup, certify that:

             1. I have reviewed this Amendment No. 2 to annual report on Form 10-K/A of PC Connection, Inc.;

             2. Based on my knowledge, this Amendment No. 2 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2 to annual report;

             3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2 to annual report;

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 2 to annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 2 to annual report (the "Evaluation Date"); and

                c) presented in this Amendment No. 2 to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

             5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

             6. The registrant's other certifying officers and I have indicated in this Amendment No. 2 to annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002                   /s/ PATRICIA GALLUP
                                            ------------------------------------
                                            Patricia Gallup
                                            Chairman and Chief Executive Officer

 I, Mark Gavin, certify that:

              1. I have reviewed this Amendment No. 2 to annual report on Form 10-K/A of PC Connection, Inc.;

              2. Based on my knowledge, this Amendment No. 2 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2 to annual report;

              3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2 to annual report;

              4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 2 to annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 2 to annual report (the "Evaluation Date"); and

                  c) presented in this Amendment No. 2 to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this Amendment No. 2 to annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002                       /s/ MARK GAVIN
                                                --------------------------------
                                                Mark Gavin
                                                Senior Vice President of Finance
                                                and Chief Financial Officer

                      PC CONNECTION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
Report of Management ........................................................................................ F-2
Independent Auditors' Report ................................................................................ F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000 (As Restated) .................................. F-4
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999 (As Restated) ....... F-5
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2001,
  2000, and 1999 (As Restated) .............................................................................. F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 (As Restated) ... F-7
Notes to Consolidated Financial Statements .................................................................. F-8

REPORT OF MANAGEMENT

Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K/A Amendment No. 2 rests with PC Connection, Inc. and its subsidiaries ("the Company") management. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

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

Patricia Gallup               Kenneth Koppel      Mark A. Gavin
Chairman and Chief            President           Sr. Vice President of Finance
Executive Officer                                 and Chief Financial Officer

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

As discussed in Note 16, the financial statements have been restated.

Deloitte & Touche LLP

Boston, Massachusetts
January 24, 2002
March 25, 2002 as to Note 15
October 11, 2002 as to Note 16

                      PC CONNECTION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                                                              December 31,
                                                                                                     -------------------------------
                                                                                                       (As Restated - See Note 16)

                                                                                                         2001                2000
                                                                                                         ----                ----
                                ASSETS

Current Assets:
    Cash and cash equivalents .................................................................         $  35,605          $   7,363
    Accounts receivable, net ..................................................................           107,163            124,080
    Inventories - merchandise .................................................................            57,456             68,964
    Deferred income taxes .....................................................................             2,559              2,555
    Income taxes receivable ...................................................................             1,312              4,882
    Prepaid expenses and other current assets .................................................             3,013              3,064
                                                                                                        ---------          ---------
              Total current assets ............................................................           207,108            210,908
Property and equipment, net ...................................................................            27,472             28,665
Goodwill, net .................................................................................             8,807              9,509
Other assets ..................................................................................               258                432
                                                                                                        ---------          ---------
              Total Assets ....................................................................         $ 243,645          $ 249,514
                                                                                                        =========          =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current maturities of capital lease obligation
       to affiliate ...........................................................................         $     171          $     153
    Current maturities of long-term debt ......................................................             1,000              1,000
    Accounts payable ..........................................................................            75,399             86,216
    Accrued expenses and other liabilities ....................................................            10,096             12,491
                                                                                                        ---------          ---------
              Total current liabilities .......................................................            86,666             99,860
Long-term debt, less current maturities .......................................................                 -              1,000
Capital lease obligation to affiliate, less current maturities ................................             6,621              6,792
Deferred income taxes .........................................................................             3,523              3,555
Other liabilities .............................................................................                73                241
                                                                                                        ---------          ---------
              Total Liabilities ...............................................................            96,883            111,448
                                                                                                        ---------          ---------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
       Preferred Stock, $.01 par value, 10,000 shares authorized, 0 issued and
          outstanding at December 31, 2001 and December 31, 2000 ..............................                 -                  -
       Common Stock, $.01 par value, 100,000 shares authorized, 24,748 and 24,416 issued, 24,543 and 24,416  outstanding at
          December 31, 2001 and December 31, 2000, respectively ...............................               247                244
    Additional paid-in capital ................................................................            74,393             71,542
    Retained earnings .........................................................................            73,659             66,280
    Treasury stock at cost ....................................................................            (1,537)                 -
                                                                                                        ---------          ---------
           Total Stockholders' Equity .........................................................           146,762            138,066
                                                                                                        ---------          ---------
           Total Liabilities and Stockholders' Equity .........................................         $ 243,645          $ 249,514
                                                                                                        =========          =========

                 See notes to consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)

                                                                                                Years Ended December 31,
                                                                                   -------------------------------------------------
                                                                                       2001              2000              1999
                                                                                   ------------      ------------      -------------
                                                                                             (As Restated - See Note 16)
Net sales ....................................................................      $ 1,186,217       $ 1,440,227       $ 1,079,348
Cost of sales ................................................................        1,054,631         1,264,573           950,165
                                                                                    -----------       -----------       -----------
    Gross Profit .............................................................          131,586           175,654           129,183
Selling, general and administrative expenses .................................          117,610           123,834            91,322
Restructuring costs and other special charges ................................            2,204                 -                 -
                                                                                    -----------       -----------       -----------
     Income from operations ..................................................           11,772            51,820            37,861
Interest expense .............................................................           (1,179)           (2,086)           (1,392)
Other, net ...................................................................            1,307               589               116
                                                                                    -----------       -----------       -----------
Income before taxes ..........................................................           11,900            50,323            36,585
Income taxes .................................................................           (4,521)          (19,126)          (13,905)
                                                                                    -----------       -----------       -----------
Income before cumulative effect of change in accounting principle ............            7,379            31,197            22,680
Cumulative effect of change in accounting principle, net of taxes of $187 ....      $         -                 -              (305)
                                                                                    -----------       -----------       -----------
Net income ...................................................................      $     7,379       $    31,197       $    22,375
                                                                                    ===========       ===========       ===========


Earnings per common share before cumulative effect of change in accounting principle:
     Basic ...................................................................      $       .30       $      1.30       $       .97
                                                                                    ===========       ===========       ===========
     Diluted .................................................................      $       .30       $      1.22       $       .94
                                                                                    ===========       ===========       ===========

Earnings per common share relating to cumulative effect of change in accounting principle:
     Basic ...................................................................      $         -       $         -       $      (.02)
                                                                                    ===========       ===========       ===========
     Diluted .................................................................      $         -       $         -       $      (.01)
                                                                                    ===========       ===========       ===========

Earnings per common share:
     Basic ...................................................................      $       .30       $      1.30       $       .95
                                                                                    ===========       ===========       ===========
     Diluted .................................................................      $       .30       $      1.22       $       .93
                                                                                    ===========       ===========       ===========


Shares used in computation of earnings per common share:
     Basic ...................................................................           24,453            24,054            23,475
                                                                                    ===========       ===========       ===========
     Diluted .................................................................           24,947            25,572            24,167
                                                                                    ===========       ===========       ===========

                 See notes to consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                                                   Additional
                                                Common Stock        Paid-In     Retained      Treasury Shares
                                                ------------                                  ---------------
                                             Shares     Amount      Capital     Earnings    Shares       Amount        Total
                                             ------     ------      -------     --------    ------       ------        -----

Balance, December 31, 1998 .............      23,408   $     234   $  56,734   $  12,708           -      $     -    $  69,676
                                           ---------   ---------   ---------   ---------   ---------    ---------    ---------

Exercise of stock options, including
    income tax benefits ................         176           2       1,182           -           -            -        1,184

Issuance of stock under employee
    stock purchase plan ................          69           1         470           -           -            -          471

Compensation under nonstatutory
    stock option agreements ............           -           -         162           -           -            -          162

Net income and comprehensive income (As
  Restated, See Note 16) ...............           -           -           -      22,375           -            -       22,375
                                           ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance, December 31, 1999 (As Restated,
    See Note 16) .......................      23,653         237      58,548      35,083           -            -       93,868
                                           ---------   ---------   ---------   ---------   ---------    ---------    ---------

Exercise of stock options, including
    income tax benefits ................         687           6      12,012           -           -            -       12,018

Issuance of stock under employee
    stock purchase plan ................          76           1         931           -           -            -          932

Compensation under nonstatutory
    stock option agreements ............           -           -          51           -           -            -           51

Net income and comprehensive income (As
  Restated, See Note 16) ...............           -           -           -      31,197           -            -       31,197
                                           ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2000 (As Restated,
    See Note 16) .......................      24,416         244      71,542      66,280           -            -      138,066
                                           ---------   ---------   ---------   ---------   ---------    ---------    ---------

Exercise of stock options, including
    income tax benefits ................         197           2       1,379           -           -            -        1,381

Issuance of stock under employee
    stock purchase plan ................         135           1       1,472           -           -            -        1,473

Net income and comprehensive income (As
  Restated, See Note 16) ...............           -           -           -       7,379           -            -        7,379

Repurchase of common stock for Treasury            -           -           -           -        (205)      (1,537)      (1,537)
                                           ---------   ---------   ---------   ---------   ---------    ---------    ---------


Balance, December 31, 2001 (As Restated,
   See Note 16) ........................      24,748   $     247   $  74,393   $  73,659        (205)   $  (1,537)   $ 146,762
                                           =========   =========   =========   =========   =========    =========    =========

                 See notes to consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                                 Years Ended December 31,
                                                                                     -----------------------------------------------
                                                                                        2001              2000              1999
                                                                                     ----------        -----------       -----------
                                                                                              (As Restated - See Note 16)
Cash Flows from Operating Activities:

    Income before cumulative effect of change in accounting principle ........        $   7,379         $  31,197         $  22,680
    Cumulative effect of change in accounting principle ......................                -                 -              (305)
    Net income ...............................................................            7,379            31,197            22,375
    Adjustments to reconcile net income to net cash provided by (used for)
      operating activities:
        Depreciation and amortization ........................................            7,815             6,566             5,334
        Deferred income taxes ................................................             (375)            1,377             1,936
        Compensation under nonstatutory stock option agreements ..............                -                51               162
        Provision for doubtful accounts ......................................           10,680             9,868             6,821
        (Gain)/loss on disposal of fixed assets ..............................             (174)              (13)              159
    Changes in assets and liabilities:
        Accounts receivable ..................................................            6,237           (39,926)          (36,912)
        Inventories ..........................................................           11,508               555            (5,476)
        Prepaid expenses and other current assets ............................            3,621            (3,295)             (504)
        Other non-current assets .............................................              139              (263)                -
        Accounts payable .....................................................          (10,817)          (19,077)           19,945
        Income tax benefits from exercise of stock options ...................              242             8,193               370
        Accrued expenses and other liabilities ...............................           (2,082)              759             1,829
                                                                                      ---------         ---------         ---------
    Net cash provided by (used for) operating activities .....................           34,173            (4,008)           16,039
                                                                                      ---------         ---------         ---------
Cash Flows from Investing Activities:

    Purchases of property and equipment ......................................           (6,122)          (12,581)           (7,653)
    Proceeds from sale of property and equipment .............................              269             2,074             2,155
    Payment for acquisitions, net of cash acquired ...........................                -            (2,158)           (3,198)
                                                                                      ---------         ---------         ---------
    Net cash used for investing activities ...................................           (5,853)          (12,665)           (8,696)
                                                                                      ---------         ---------         ---------

Cash Flows from Financing Activities:

    Proceeds from short-term borrowings ......................................           44,955           583,042           442,731
    Repayment of short-term borrowings .......................................          (44,955)         (583,042)         (442,731)
    Repayment of notes payable ...............................................           (1,000)           (1,000)                -
    Repayment of capital lease obligation to affiliate .......................             (153)             (137)             (122)
    Exercise of stock options ................................................            1,139             3,825               814
    Issuance of stock under employee stock purchase plan .....................            1,473               932               471
    Purchase of treasury shares ..............................................           (1,537)                -                 -
                                                                                      ---------         ---------         ---------
    Net cash provided by (used for) financing activities .....................              (78)            3,620             1,163
                                                                                      ---------         ---------         ---------

    Increase (decrease) in cash and cash equivalents .........................           28,242           (13,053)            8,506
    Cash and cash equivalents, beginning of year .............................            7,363            20,416            11,910
                                                                                      ---------         ---------         ---------
    Cash and cash equivalents, end of year ...................................        $  35,605         $   7,363         $  20,416
                                                                                      =========         =========         =========

Supplemental Cash Flow Information:

    Interest paid ............................................................        $   1,092         $   1,923         $   1,398
    Income taxes paid ........................................................            2,818            13,242             9,374

Non-Cash Activities:

    Issuance of notes payable in connection with acquisition of subsidiary ...        $       -         $       -         $   3,000

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB - destination specifically set out in its arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. (Item (i) differs from our previously stated policy. See Note 16 for further discussion.)

We provide our customers with a limited thirty day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", based on significant historical experience. Should such returns no longer prove estimable, we believe that the impact on our financials would not necessarily be significant since the return privilege expires 30 days after shipment.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                 2001        2000        1999
                                                 ----        ----        ----

Numerator:
   Net income                                   $ 7,379     $31,197     $22,375
                                                =======     =======     =======

Denominator:
   Denominator for basic earnings per share      24,453      24,054      23,475

Effect of dilutive securities:
      Employee stock options                        494       1,518         692
                                                --------    -------     -------

Denominator for diluted earnings per share       24,947      25,572      24,167
                                                =======     =======     =======
Earnings per share:
  Basic                                         $   .30     $  1.30     $   .95
                                                =======     =======     =======
  Diluted                                       $   .30     $  1.22     $   .93
                                                =======     =======     =======

The following options to purchase Common Stock were excluded from the computation of diluted earnings per share for years ended December 31, 2001, 2000, and 1999 because the effect of the options on the calculation would have been anti-dilutive:

                                                 2001        2000        1999
                                                 ----        ----        ----
         Anti-dilutive stock options .........    868          97           -

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

                                                                                        Liabilities at
                                                   Total Charges     Cash Payments     December 31, 2001
                                                   -------------     -------------     -----------------
     Workforce Reduction                             $   1,510          $   (1,085)       $    425

     Cost Associated with Abandoned Acquisitions           694                (694)              0
                                                     ---------           ---------        --------

                                                     $   2,204          $   (1,779)       $    425
                                                     =========          ===========       ========

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

                                                 Year Ended December 31, 1999
                                                 ----------------------------
Revenues ......................................           $1,104,177
Net income ....................................               23,300
Diluted earnings per share ....................                  .96

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                              December 31,
                                                        ---------------------
                                                          2001          2000
                                                        --------     --------
Trade ...............................................   $105,441     $119,118
Co-op advertising ...................................      6,242        4,243
Vendor returns, rebates and other ...................      4,657        9,847
                                                        --------     --------
         Total ......................................    116,340      133,208
Less allowances for:
         Sales returns ..............................     (1,745)      (3,592)
         Doubtful accounts ..........................     (7,432)      (5,536)
                                                        --------     --------
Accounts receivable, net ............................   $107,163     $124,080
                                                        ========     ========

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                              December 31,
                                                        ---------------------
                                                          2001         2000
                                                        --------    ---------

Facilities under capital lease ......................   $   7,215    $  7,215
Leasehold improvements ..............................       5,406       4,730
Furniture and equipment .............................      27,166      25,711
Computer software, including licenses and
    internally-developed software ...................      22,050      18,645
Automobiles .........................................         269         266
                                                        ---------    --------
         Total ......................................      62,106      56,567
Less accumulated depreciation and amortization ......     (34,634)    (27,902)
                                                        ---------    --------
Property and equipment, net .........................   $  27,472    $ 28,665
                                                        =========    ========

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

Certain information with respect to short-term borrowings were as follows:

                               Weighted Average  Maximum Amount   Average Amount
                                 Interest Rate     Outstanding      Outstanding
                                 -------------     -----------      -----------
Year ended December 31,
         2001 ....................    5.9%         $   6,267       $    197
         2000 ....................    8.2             55,000          9,567
         1999 ....................    7.4             29,543          4,497

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

The net book value of capital lease assets was $5,732 and $6,213 as of December 31, 2001 and 2000, respectively.

Future aggregate minimum annual lease payments under this lease at December 31, 2001 are as follows:

         Year Ending December 31                                  Payments
         -----------------------                                  --------

         2002 ...............................................     $    911
         2003 ...............................................          921
         2004 ...............................................        1,025
         2005 ...............................................        1,025
         2006 ...............................................        1,025
         2007 and thereafter ................................        7,663
                                                                  --------
         Total minimum payments (excluding taxes,
          maintenance and insurance) ........................       12,570
         Less amount representing interest ..................       (5,778)
                                                                  --------
         Present value of minimum lease payments ............        6,792
         Less current maturities ............................         (171)
                                                                  --------
         Long-term portion ..................................     $  6,621
                                                                  ========

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

Information regarding the 1993 and 1997 Plans is as follows:

                                                                   Weighted
                                                                    Average       Weighted
                                                      Option       Exercise        Average
                                                      Shares         Price       Fair Value
                                                      ------       ---------     ----------
Outstanding, December 31, 1998 ..................   2,408,355      $  7.02
        Granted .................................     714,832        10.36           4.29
        Exercised ...............................    (175,903)        4.62
        Forfeited ...............................    (124,674)        9.02
                                                   ----------
Outstanding, December 31, 1999 ..................   2,822,610         7.93
                                                   ----------
        Granted .................................     626,415        30.27          15.78
        Exercised ...............................    (687,653)        5.56
        Forfeited ...............................    (111,864)       13.35
                                                   ----------
Outstanding, December 31, 2000 ..................   2,649,508        13.61
                                                   ----------
        Granted .................................     776,367        13.01           9.14
        Exercised ...............................    (197,134)        5.78
        Forfeited ...............................    (334,929)       18.53
                                                   ----------
Outstanding December 31, 2001 ...................   2,893,812        13.40
                                                   ==========

The following table summarizes the status of outstanding stock options as of December 31, 2001:

                                                Options Outstanding                         Options Exercisable
                                ---------------------------------------------------   ---------------------------
                                                    Weighted
                                                     Average          Weighted                       Weighted
      Exercise                    No. of            Remaining          Average          No. of        Average
     Price Range                  Shares           Life (Years)    Exercise Price       Shares     Exercise Price
     -----------                  ------           ------------    --------------       ------     --------------
             $.51                 315,693              2.32         $     .51           315,693      $     .51
            $3.81                 117,244              4.34              3.81           117,244           3.81
            $8.92                 274,845              7.73              8.92           117,496           8.92
            $9.98                   5,000              8.96              9.98             1,250           9.98
           $10.10                  57,500              9.80             10.10                 0              0
           $10.81                 151,641              9.21             10.81                 0              0
           $10.99                  21,250              9.63             10.99                 0              0
           $11.67                 925,298              5.87             11.67           727,563          11.67
       $11.83 - $16.83            546,936              9.31             14.10             8,248          13.01
           $18.33                 196,891              8.06             18.33            49,272          18.33
       $20.33 - $34.83            122,500              8.38             23.01            32,500          22.85
           $51.81                 141,014              8.54             51.81            36,287          51.81
       $52.75 - $62.19             18,000              8.64             53.54             4,500          53.54
      ----------------         ----------            -------         --------        ----------      ---------
        $.51 - $62.19           2,893,812              6.77          $  13.40         1,410,053      $    9.97
      ================         ==========            =======         ========        ==========      =========

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

Compensation expense charged to operations using the intrinsic value method totaled $0, $51 and $162 for the years ended December 31, 2001, 2000, and 1999, respectively. Had the Company recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the years ended December 31 would have been as follows:

                                                                        2001       2000       1999
                                                                        ----       ----       ----
         Net income .............................................   $   7,379   $ 31,197     $22,375
         Net income, under SFAS No. 123 .........................       5,056     29,148      21,461
         Diluted net income per share ...........................         .30       1.22         .93
         Diluted net income per share, under SFAS No. 123 .......         .20       1.14         .89


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

9. INCOME TAXES

The 2001, 2000 and 1999 provision for income taxes consisted of the following:

                                                   Years Ended December 31,
                                                2001         2000       1999
                                                ----         ----       ----
Paid or currently payable:
-------------------------
      Federal .............................   $   4,510   $ 16,673   $  10,373
      State ...............................         386      1,526       1,409
                                              ---------   --------   ---------
        Total current .....................       4,896     18,199      11,782
                                              ---------   --------   ---------
      Deferred:
      Federal .............................        (345)       853       1,953
      State ...............................         (30)        74         170
                                              ---------   --------   ---------
        Net deferred ......................        (375)       927       2,123
                                              ---------   --------   ---------
        Net provision .....................   $   4,521   $ 19,126   $  13,905
                                              =========   ========   =========

The components of the deferred taxes at December 31, 2001 and 2000 are as follows:

                                                                              2001       2000
                                                                              ----       ----
Current:
-------
      Provisions for doubtful accounts .................................   $  2,824   $   2,104
      Inventory costs capitalized for tax purposes .....................         93         442
      Inventory and sales returns reserves .............................        586         887
      Deductible expenses, primarily employee-benefit related ..........        120          61
      Other ............................................................     (1,064)       (939)
                                                                           --------   ---------
      Net deferred tax asset ...........................................      2,559       2,555
                                                                           --------   ---------
Non-Current:
-----------
      Compensation under non-statutory stock option agreements .........        409         426
      Excess of book basis over tax basis of property and equipment ....     (3,932)     (3,981)
                                                                           --------   ---------
        Net deferred tax liability .....................................     (3,523)     (3,555)
                                                                           --------   ---------
      Net deferred tax (liability) .....................................   $   (964)  $  (1,000)
                                                                           ========   =========

The reconciliation of the Company's 2001, 2000 and 1999 income tax provision to the statutory federal tax rate is as follows:

                                                                             2001     2000     1999
                                                                             ----     ----     ----
      Statutory tax rate ...............................................     35.0%    35.0%    35.0%
      State income taxes, net of federal benefit .......................      3.0      2.5      2.6
      Nondeductible expenses ...........................................      0.1      0.4      0.2
      Other - net ......................................................     (0.1)     0.1      0.2
                                                                            -----    -----    -----
      Effective income tax rate ........................................     38.0%    38.0%    38.0%
                                                                            =====    =====    =====

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

In addition, the Company leases office, distribution facilities and equipment from unrelated parties with remaining terms of one to six years.

Future aggregate minimum annual lease payments under these leases at December 31, 2001 are as follows:

         Year Ending December 31              Related Parties   Others    Total
         -----------------------              ---------------   ------    -----

         2002 ..............................     $    179       $ 5,405  $ 5,584
         2003 ..............................          149         3,134    3,283
         2004 ..............................          134         2,017    2,151
         2005 ..............................          134           191      325
         2006 ..............................          134            29      163
         2007 and thereafter ...............          204             -      204

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

                                                         Years Ended December 31
                                                         -----------------------
                                                           2001    2000     1999
                                                           ----    ----     ----
    Revenue:

      Sales of various products ........................  $   3   $    3   $   1
      Sales of services to affiliated companies ........    148      300     332

    Costs:
      Purchase of services from affiliated companies ...      1        9       6

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

Net sales by platform, sales channel, and product mix are presented below:

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                   2001            2000         1999
                                                                   ----            ----         ----
     Platform
     --------
         PC and Multi Platform ............................     $1,066,411      $1,291,936   $  918,278
         Mac ..............................................        119,806         148,291      161,070
                                                                ----------      ----------   ----------
             Total ........................................     $1,186,217      $1,440,227   $1,079,348
                                                                ==========      ==========   ==========
     Sales Channel
     -------------
         Corporate Outbound ...............................     $  942,735      $1,090,704   $  703,558
         Inbound Telesales ................................        140,463         236,557      315,068
         On-Line Internet .................................        103,019         112,966       60,722
                                                                ----------      ----------   ----------
             Total ........................................     $1,186,217      $1,440,227   $1,079,348
                                                                ==========      ==========   ==========
     Product Mix
     -----------
         Notebooks ........................................     $  256,259      $  362,090   $  250,456
         Desktop/Servers ..................................        146,590         210,005      165,098
         Storage Devices ..................................        116,308         138,688      109,524
         Software .........................................        159,199         149,098      129,307
         Networking Communications ........................        107,513         112,346       68,970
         Printers .........................................         97,632         102,439       99,150
         Video & Monitors .................................        106,601         116,922       81,692
         Memory ...........................................         33,682          58,108       38,265
         Accessories/Other ................................        162,433         190,531      136,886
                                                                ----------      ----------   ----------
             Total ........................................     $1,186,217      $1,440,227   $1,079,348
                                                                ==========      ==========   ==========

Included in the product mix sales are enterprise networking product sales of $235,000, $251,000 and $125,000 for the years ended December 2001, 2000 and
1999, respectively.

Substantially, all of the Company's net sales in 2001, 2000 and 1999 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 2001, 2000 and 1999. All of the Company's assets at December 31, 2001 and 2000 were located in the United States. The Company's primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although its customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. No single customer other than federal government accounted for more than 3% of total net sales in 2001. Net sales to the federal government in 2001, 2000 and 1999 were $164.5 million, $129.0 million and $81.2 million, or 13.9%, 9.0% and 7.5% of total net sales, respectively.

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

                                                                               Quarters Ended
                                                          ---------------------------------------------------------
                                                          March 31,       June 30,        Sept. 30,       Dec. 31,
                                                             2001           2001            2001            2001
                                                          ---------------------------------------------------------
                                                                           (As Previously Reported)
Net sales ............................................    $ 301,775      $  297,338      $  308,689      $  273,149
Cost of sales ........................................      266,450         264,486         275,454         243,409
                                                          ---------      ----------      ----------      ----------
      Gross profit ...................................       35,325          32,852          33,235          29,740
Selling, general and administrative expenses .........       30,463          30,653          29,038          27,354
Restructuring costs and other special charges ........          851               -           1,200             153
                                                          ---------      ----------      ----------      ----------
     Income from operations ..........................        4,011           2,199           2,997           2,233
Interest expense .....................................         (377)           (277)           (264)           (261)
Other, net ...........................................          288             396             357             266
                                                          ---------      ----------      ----------      ----------
Income before income taxes ...........................        3,922           2,318           3,090           2,238
Income tax provision .................................       (1,489)           (882)         (1,174)           (851)
                                                          ---------      ----------      ----------      ----------
     Net Income ......................................    $   2,433      $    1,436      $    1,916      $    1,387
                                                          =========      ==========      ==========      ==========

Weighted average common shares outstanding:

     Basic ...........................................       24,417          24,422          24,506          24,467
                                                          =========      ==========      ==========      ==========
     Diluted .........................................       24,931          24,994          24,921          24,931
                                                          =========      ==========      ==========      ==========

Earnings per common share:
     Basic ...........................................    $     .10      $      .06      $      .08      $      .06
                                                          =========      ==========      ==========      ==========
     Diluted .........................................    $     .10      $      .06      $      .08      $      .06
                                                          =========      ==========      ==========      ==========

                                                                               Quarters Ended
                                                          ---------------------------------------------------------
                                                          March 31,       June 30,        Sept. 30,       Dec. 31,
                                                             2001           2001            2001            2001
                                                          ---------------------------------------------------------
                                                                                  (As Restated)
Net sales ............................................    $ 303,310      $  296,386      $  312,885      $  273,636
Cost of sales ........................................      267,896         263,625         279,352         243,758
                                                          ---------      ----------      ----------      ----------
      Gross profit ...................................       35,414          32,761          33,533          29,878
Selling, general and administrative expenses .........       30,476          30,617          29,117          27,400
Restructuring costs and other special charges ........          851               -           1,200             153
                                                          ---------      ----------      ----------      ----------
     Income from operations ..........................        4,087           2,144           3,216           2,325
Interest expense .....................................         (377)           (277)           (264)           (261)
Other, net ...........................................          288             396             357             266
                                                          ---------      ----------      ----------      ----------
Income before income taxes ...........................        3,998           2,263           3,309           2,330
Income tax provision .................................       (1,518)           (861)         (1,257)           (885)
                                                          ---------      ----------      ----------      ----------
     Net Income ......................................    $   2,480      $    1,402      $    2,052      $    1,445
                                                          =========      ==========      ==========      ==========

Weighted average common shares outstanding:

     Basic ...........................................       24,417          24,422          24,506          24,467
                                                          =========      ==========      ==========      ==========
     Diluted .........................................       24,931          24,994          24,921          24,931
                                                          =========      ==========      ==========      ==========

Earnings per common share:
     Basic ...........................................    $     .10      $      .06      $      .08      $      .06
                                                          =========      ==========      ==========      ==========
     Diluted .........................................    $     .10      $      .06      $      .08      $      .06
                                                          =========      ==========      ==========      ==========

                                                                              Quarters Ended
                                                          ---------------------------------------------------------
                                                          March 31,       June 30,        Sept. 30,       Dec. 31,
                                                             2000           2000            2000            2000
                                                          ---------------------------------------------------------
                                                                          (As Previously Reported)
Net sales ............................................    $ 333,799      $  366,090      $  404,876      $  345,143
Cost of sales ........................................      293,169         321,145         355,146         304,227
                                                          ---------      ----------      ----------      ----------
     Gross profit ....................................       40,630          44,945          49,730          40,916
Selling, general and administrative expenses .........       29,007          30,903          32,872          31,190
                                                          ---------      ----------      ----------      ----------
     Income from operations ..........................       11,623          14,042          16,858           9,726
Interest expense .....................................         (340)           (334)           (440)           (972)
Other, net ...........................................          204             165             121              99
                                                          ---------      ----------      ----------      ----------
Income before income taxes ...........................       11,487          13,873          16,539           8,853
Income tax provision .................................       (4,368)         (5,272)         (6,284)         (3,365)
                                                          ---------      ----------      ----------      ----------
     Net Income ......................................    $   7,119      $    8,601      $   10,255      $    5,488
                                                          =========      ==========      ==========      ==========

Weighted average common shares outstanding:
     Basic ...........................................       23,676          23,926          24,243          24,364
                                                          =========      ==========      ==========      ==========
     Diluted .........................................       24,879          25,556          25,897          25,471
                                                          =========      ==========      ==========      ==========

Earnings per common share:
     Basic ...........................................    $     .30      $      .36      $      .42      $      .23
                                                          =========      ==========      ==========      ==========
     Diluted .........................................    $     .29      $      .34      $      .40      $      .22
                                                          =========      ==========      ==========      ==========
                                                                              Quarters Ended
                                                          ---------------------------------------------------------
                                                          March 31,       June 30,        Sept. 30,       Dec. 31,
                                                             2000           2000            2000            2000
                                                          ---------------------------------------------------------
                                                                                (As Restated)
Net sales ............................................    $ 326,932      $  358,944      $  397,476      $  356,875
Cost of sales ........................................      286,941         314,744         347,710         315,178
                                                          ---------      ----------      ----------      ----------
     Gross profit ....................................       39,991          44,200          49,766          41,697
Selling, general and administrative expenses .........       28,852          30,740          32,862          31,380
                                                          ---------      ----------      ----------      ----------
     Income from operations ..........................       11,139          13,460          16,904          10,317
Interest expense .....................................         (340)           (334)           (440)           (972)
Other, net ...........................................          204             165             121              99
                                                          ---------      ----------      ----------      ----------
Income before income taxes ...........................       11,003          13,291          16,585           9,444
Income tax provision .................................       (4,184)         (5,050)         (6,302)         (3,590)
                                                          ---------      ----------      ----------      ----------
     Net Income ......................................    $   6,819      $    8,241      $   10,283      $    5,854
                                                          =========      ==========      ==========      ==========

Weighted average common shares outstanding:
     Basic ...........................................       23,676          23,926          24,243          24,364
                                                          =========      ==========      ==========      ==========
     Diluted .........................................       24,879          25,556          25,897          25,471
                                                          =========      ==========      ==========      ==========

Earnings per common share:
     Basic ...........................................    $     .29      $      .34      $      .42      $      .24
                                                          =========      ==========      ==========      ==========
     Diluted .........................................    $     .27      $      .32      $      .40      $      .23
                                                          =========      ==========      ==========      ==========

15. SUBSEQUENT EVENT

On March 25, 2002, the Company signed a definitive agreement to acquire all of the outstanding stock of MoreDirect, Inc., an e-procurement supplier of information technology products for medium-to-large corporate and government organizations nationwide. Under the terms of the agreement, the Company will pay the shareholders of MoreDirect, Inc., $21,000 in cash at closing. In addition, PC Connection will pay additional cash to the MoreDirect shareholders based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. PC Connection will also escrow $10,000 in cash at closing to fund a portion of these contingent payments. The transactions will be accounted for by the purchase method and accordingly, that company's results of operations will be included in the Company's consolidated financial statements only for periods after the date of closing. For 2001, MoreDirect reported net sales and pre-tax income of $219,000 and $9,200, respectively.

16. RESTATEMENT OF FINANCIAL STATEMENTS FOR CHANGE IN REVENUE RECOGNITION POLICY

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2001, our management determined that a change in the revenue recognition policy for sales of product should have been made as of January 1, 1999 in order to comply with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Despite title passing upon shipment to the customer, our general practice has been to cover customer losses that were incurred while the products were in transit. SAB 101, as interpreted by the SEC Staff, would dictate that it is inappropriate to record revenue until delivery because our actions have created a "de facto" title passage at the time of delivery. Therefore, we have concluded that revenue should, and will, be recorded at the time of delivery rather than at the time of shipment.

As a result, the consolidated balance sheets as of December 31, 2000 and 2001 have been restated from amounts previously reported. Results of operations for each of the three years in the period ending December 31, 2001 have also been restated. A summary of significant effects of the restatement is as follows:

                                                2001                            2000                            1999
                                   ----------------------------------------------------------------------------------------------
                                        As                                As                            As
                                    Previously           As           Previously         As         Previously          As
                                     Reported         Restated         Reported       Restated       Reported        Restated
                                   ----------------------------------------------------------------------------------------------
Net sales                           $1,180,951       $1,186,217      $1,449,909      $1,440,227     $1,080,835      $1,079,348
Cost of sales                        1,049,799        1,054,631       1,273,687       1,264,573        951,489         950,165
   Gross profit                        131,152          131,586         176,221         175,654        129,346         129,183
Selling, general and
   administrative                      117,508          117,610         123,972         123,834         91,405          91,322
Income taxes                             4,396            4,521          19,289          19,126         13,935          13,905
Income before cumulative effect
of change in accounting principle        7,172            7,379          31,463          31,197         22,730          22,680
Cumulative effect of change in
accounting principle, net of
taxes of $187                                -                -               -               -              -           ( 305)
Net income                               7,172            7,379          31,463          31,197         22,730          22,375

Earnings per common share:
  Basic                             $     0.29       $     0.30      $     1.31      $     1.30    $      0.97      $     0.95
  Diluted                           $     0.29       $     0.30      $     1.23      $     1.22    $      0.94      $     0.93


---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet as of December 31,                                           2001                                 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                   As                                  As
                                                               Previously             As           Previously          As
                                                                Reported           Restated         Reported        Restated
---------------------------------------------------------------------------------------------------------------------------------
Accounts receivable, net                                        $117,461           $107,163         $139,644        $124,080
Inventories - merchandise                                         48,003             57,456           54,679          68,964
Deferred income taxes                                              2,304              2,559            2,175           2,555
Total assets                                                     244,235            243,645          250,413         249,514
Accrued expenses and other liabilities                            10,272             10,096           12,769          12,491
Retained earnings                                                 74,073             73,659           66,901          66,280