Form 10-Q/A
period 2002-03-31
PC CONNECTION INC
filed 2002-11-13
CIK 1050377

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                               --------------

Indicate by check mark (|X|) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     |X|                      NO
                       -------------                  ---------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 2002 was 24,559,145.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended March 31, 2002 and is being filed to reflect the restatement of our condensed consolidated financial statements. We implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 1999. Subsequently, we have found that one provision of SAB 101 had been incorrectly applied; specifically, despite title passing to the customer at the point of initial shipment, our general practice has been to cover customer losses that were incurred while the products were in transit. SAB 101, as further interpreted by the SEC Staff, would dictate that it is inappropriate to record revenue until delivery because our actions have created a "de facto" title passage at the time of delivery. Therefore, we have concluded that revenue should, and will, be recorded at the time of delivery rather than at the time of shipment.

The significant effects of this restatement on the financial statements are presented in Note 8 to the condensed consolidated financial statements. This Amendment on Form 10-Q/A to PC Connection, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2002 amends and restates the original filing as follows:

The Financial Statements in Item 1.

Notes 1, 2, 7 and 9 to the Financial Statements in Item 1.

The "Overview" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

The "Critical Accounting Policies" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

The "Results of Operations" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

The "Liquidity and Capital Resources" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                           FORM 10-Q/A Amendment No. 1

                                TABLE OF CONTENTS

   PART I    FINANCIAL INFORMATION                                                                 Page

   Item 1    Financial Statements:

             Independent Accountants' Report....................................................    1

             Condensed Consolidated Balance Sheets - March 31, 2002
                and December 31, 2001 (As Restated).............................................    2

             Condensed Consolidated Statements of Operations -
                Three months ended March 31, 2002 and 2001 (As Restated)........................    3

             Condensed Consolidated Statement of Changes in Stockholders' Equity - Three
                months ended March 31, 2002 (As Restated).......................................    4

             Condensed Consolidated Statements of Cash Flows - Three months
                ended March 31, 2002 and 2001 (As Restated).....................................    5

             Notes to Condensed Consolidated Financial Statements...............................    6

   Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................................   12

   Item 3    Quantitative and Qualitative Disclosures About Market Risk.........................   18


PART II      OTHER INFORMATION

   Item 1    Legal Proceedings..................................................................   19

   Item 2    Changes in Securities and Use of Proceeds..........................................   19

   Item 3    Defaults Upon Senior Securities....................................................   19

   Item 4    Submission of Matters to a Vote of Security Holders................................   19

   Item 5    Other Information..................................................................   19

   Item 6    Exhibits and Reports on Form 8-K...................................................   19

             SIGNATURES.........................................................................   20

             CERTIFICATIONS.....................................................................   21


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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2002 (March 25, 2002 as to Note 15 and October 11, 2002 as to Note 16), we expressed an unqualified opinion with an explanatory paragraph relating to the restatement on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 8, the financial statements have been restated.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
April 18, 2002
October 11, 2002 as to Note 8

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,           December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                            2002                  2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
                                                                                 (As Restated - See Note 8)

ASSETS

Current Assets:

    Cash and cash equivalents                                                           $    41,895           $    35,605
    Accounts receivable, net                                                                 89,571               107,163
    Inventories-merchandise                                                                  45,424                57,456
    Deferred income taxes                                                                     2,547                 2,559
    Income taxes receivable                                                                   3,084                 1,312
    Prepaid expenses and other current assets                                                 3,271                 3,013
                                                                                        -----------           -----------
              Total current assets                                                          185,792               207,108

Property and equipment, net                                                                  27,801                27,472
Goodwill, net                                                                                 8,807                 8,807
Other assets                                                                                    594                   258
                                                                                        -----------           -----------
              Total assets                                                              $   222,994           $   243,645
                                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Current maturities of capital lease obligation to affiliate                         $       176           $       171
    Current maturities of long-term debt                                                        500                 1,000
    Accounts payable                                                                         59,193                75,399
    Accrued expenses and other liabilities                                                    8,032                10,096
                                                                                        -----------           -----------
              Total current liabilities                                                      67,901                86,666

Capital lease obligation to affiliate, less current maturities                                6,576                 6,621
Deferred income taxes                                                                         3,711                 3,523
Other liabilities                                                                                47                    73
                                                                                        -----------           -----------
              Total liabilities                                                              78,235                96,883
                                                                                        -----------           -----------

Stockholders' Equity:

    Common stock                                                                                248                   247
    Additional paid-in capital                                                               74,489                74,393
    Retained earnings                                                                        71,559                73,659
    Treasury stock at cost                                                                   (1,537)               (1,537)
                                                                                        -----------           -----------
              Total stockholders' equity                                                    144,759               146,762
                                                                                        -----------           -----------
              Total liabilities and stockholders' equity                                $   222,994           $   243,645
                                                                                        ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (amounts in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months
                                                                                             Ended
                                                                                           March 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              2002                              2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   (As Restated - See Note 8)           (As Restated - See Note 8)

  Net sales                                                                $   237,120                     $  303,310
  Cost of sales                                                                212,170                        267,896
                                                                           -----------                     ----------
         Gross profit                                                           24,950                         35,414

  Selling, general and administrative expenses                                  27,478                         30,476
  Restructuring costs and other special charges                                    813                            851
                                                                           -----------                     ----------
         Income (loss) from operations                                          (3,341)                         4,087

  Interest expense                                                                (242)                          (377)
  Other, net                                                                       195                            288
                                                                           -----------                     ----------
         Income (loss) before taxes                                             (3,388)                         3,998

  Income tax (provision) credit                                                  1,288                         (1,518)
                                                                           -----------                     ----------
         Net income (loss)                                                 $    (2,100)                    $    2,480
                                                                           ===========                     ==========

Weighted average common shares outstanding:

    Basic                                                                       24,551                         24,417
                                                                           ===========                     ==========
    Diluted                                                                     24,551                         24,931
                                                                           ===========                     ==========

  Earnings (loss) per common share:

    Basic                                                                  $      (.09)                    $      .10
                                                                           ===========                     ==========
    Diluted                                                                $      (.09)                    $      .10
                                                                           ============                    ==========






See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2002
                                   (Unaudited)
                             (amounts in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                        Common Stock                                           Treasury Shares
                                        ------------          Additional        Retained       ---------------
                                       Shares    Amount     Paid In Capital     Earnings     Shares      Amount        Total
-------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001            24,748     $    247     $  74,393        $ 73,659        (205)    $(1,537)   $  146,762
Exercise of stock options, including
    income tax benefits                    12            1            96               -           -           -            97

Net loss (As Restated - See Note 8)         -            -             -          (2,100)          -           -        (2,100)
                                      -------     --------     ---------        --------     -------     -------    ----------
Balance - March 31, 2002
  (As Restated - See Note 8)           24,760     $    248     $  74,489        $ 71,559        (205)    $(1,537)   $  144,759
                                      =======     ========     =========        ========     =======     =======    ==========









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

---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended March 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         2002                   2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     (As Restated -         (As Restated -
                                                                                       See Note 8)            See Note 8)

Cash Flows from Operating Activities:

  Net income (loss)                                                                   $   (2,100)           $    2,480
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                        1,703                 1,865
      Deferred income taxes                                                                  200                   193
      Provision for doubtful accounts                                                      1,684                 2,994
      (Gain)/loss on disposal of fixed assets                                                 (3)                   24
  Changes in assets and liabilities:
      Accounts receivable                                                                 15,908                18,538
      Inventories                                                                         12,032                (9,661)
      Prepaid expenses and other current assets                                           (2,030)                4,184
      Other non-current assets                                                              (336)                  151
      Accounts payable                                                                   (16,206)               26,220
      Income tax benefits from exercise of stock options                                      17                     2
      Accrued expenses and other liabilities                                              (2,039)               (2,489)
                                                                                      ----------            ----------
  Net cash provided by operating activities                                                8,830                44,501
                                                                                      ----------            ----------

Cash Flows from Investing Activities:

  Purchases of property and equipment                                                     (2,089)               (2,467)
  Proceeds from sale of property and equipment                                                 9                     -
                                                                                      ----------            ----------
  Net cash used for investing activities                                                  (2,080)               (2,467)
                                                                                      ----------            -----------

Cash Flows from Financing Activities:

  Proceeds from short-term borrowings                                                      2,847                45,385
  Repayment of short-term borrowings                                                      (2,847)              (45,385)
  Repayment of capital lease obligation to affiliate                                         (40)                  (37)
  Repayment of notes payable                                                                (500)                    -
  Exercise of stock options                                                                   80                    34
                                                                                      ----------            ----------
  Net cash used for financing activities                                                    (460)                   (3)
                                                                                      ----------            ----------

  Increase in cash and cash equivalents                                                    6,290                42,031
  Cash and cash equivalents, beginning of period                                          35,605                 7,363
                                                                                      ----------            ----------
  Cash and cash equivalents, end of period                                            $   41,895            $   49,394
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

--------------------------------------------------------------------------------
Note 1-Basis of Presentation
--------------------------------------------------------------------------------

The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three months ended March 31, 2002 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2002. As described in Note 8 to these condensed consolidated financial statements, the information contained herein has been restated to reflect a change in revenue recognition policy.

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. We have ceased amortization of goodwill in 2002. The following is a reconciliation of reported net income to adjusted net income for the three months ended, taking into account the cessation of goodwill amortization:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
     March 31, (amounts in thousands, except per share data)               2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                 $   (2,100)                $    2,480
     Add back goodwill amortization (net of taxes)                              -                        109
                                                                       ----------                 ----------

     Adjusted net income (loss)                                        $   (2,100)                $    2,589
                                                                       ==========                 ==========


     Basic and diluted earnings (loss) per share:
                                                                 Basic           Diluted           Basic       Diluted
                                                                 -----           -------           -----       -------
     Net income (loss)                                         $   (.09)        $  (0.9)         $    .10     $    .10
     Add back goodwill amortization (net of taxes)                     -              -               .01            -
                                                               --------         -------          --------     --------

     Adjusted net income (loss)                                $   (.09)        $  (0.9)         $    .11     $    .10
                                                               ========         =======          ========     ========


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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB - destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. (Item (i) differs from our previously stated policy and is explained in Note 8 to these financial statements.)

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

--------------------------------------------------------------------------------
Note 1-Basis of Presentation - Cont'd.
--------------------------------------------------------------------------------

Revenue Recognition - Cont'd.

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

--------------------------------------------------------------------------------
Note 2-Earnings (Loss) Per Share
--------------------------------------------------------------------------------

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

The following table sets forth the computation of basic and diluted earnings per share:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended
----------------------------------------------------------------------------------------------------------------------------------
    March 31, (amounts in thousands, except per share data)                                  2002                   2001
----------------------------------------------------------------------------------------------------------------------------------
      Numerator:
         Net income (loss)                                                               $  (2,100)               $  2,480
                                                                                         =========                ========

      Denominator:
         Denominator for basic earnings per share:
             Weighted average shares                                                        24,551                  24,417
         Dilutive effect of unexercised
             employee stock options:                                                             -                     514
                                                                                         ---------                --------
    Denominator for diluted earnings per share                                              24,551                  24,931
                                                                                         =========                ========
      Earnings (loss) per share:
         Basic                                                                           $    (.09)               $    .10
                                                                                         =========                ========
         Diluted                                                                         $    (.09)               $    .10
                                                                                         =========                ========

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

--------------------------------------------------------------------------------
Note 2-Earnings (Loss) Per Share - Cont'd.
--------------------------------------------------------------------------------

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001 because the effect of the options on the calculation would have been anti-dilutive:

     ---------------------------------------------------------------------------
                                                            Three Months Ended
     ---------------------------------------------------------------------------
     March 31, (amounts in thousands)                     2002             2001
     ---------------------------------------------------------------------------

     Anti-dilutive stock options                           2,883            685
                                                         =======        =======

--------------------------------------------------------------------------------
Note 3-Reporting Comprehensive Income
--------------------------------------------------------------------------------

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

In January 2002 we reorganized our operations to create two reportable operating segments - the "Public Sector" segment, which contains federal, state and local governmental organizations and educational institutions, and the "Commercial" segment, which contains corporations, partnerships and proprietorships as well as consumers. Accordingly, beginning in 2002, financial information for each reportable segment has been provided to and used by the "chief operating decision maker" of the Company to allocate resources and assess our performance.

Segment information applicable to the Company's reportable operating segments for the three months ended March 31, 2002 is shown below:

---------------------------------------------------------------------------------------------------------------------------------
                                          Commercial            Public Sector
     (amounts in thousands)                 Segment                Segment           Eliminations         Consolidated
---------------------------------------------------------------------------------------------------------------------------------
     Sales to external customers        $    187,643           $     49,477           $         -          $   237,120
     Transfers between segments               33,258                      -               (33,258)                   -
                                        ------------           ------------           -----------          -----------
     Net sales                          $    220,901           $     49,477           $   (33,258)         $   237,120
                                        ============           ============           ===========          ===========
     Operating loss                     $     (2,085)          $     (1,256)                     -         $    (3,341)
     Interest and other - net                    (63)                    16                      -                 (47)
                                        ------------           ------------           ------------         -----------
     Loss before taxes                  $     (2,148)          $     (1,240)          $          -         $    (3,388)
                                        ============           ============           ============         ===========
     Total assets                       $    199,092           $     59,491           $   (35,589)         $    222,994
                                        ============           ============           ===========          ============

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

--------------------------------------------------------------------------------
Note 4-Segment and Related Disclosures - Cont'd.
--------------------------------------------------------------------------------

Net sales by sales channel and product mix are presented below:

--------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
--------------------------------------------------------------------------------------------------------------------
     March 31, (amounts in thousands)                                         2002                       2001
--------------------------------------------------------------------------------------------------------------------
     Sales Channel
         Corporate Outbound                                                $   180,112              $   234,444
         Inbound Telesales                                                      28,593                   40,345
         On-Line Internet                                                       28,415                   28,521
                                                                           -----------              -----------
              Total                                                        $   237,120              $   303,310
                                                                           ===========              ===========

     Product Mix
         Notebooks                                                         $    36,969              $    71,081
         Desktop/Servers                                                        34,594                   39,027
         Storage Devices                                                        24,404                   30,116
         Software                                                               33,669                   37,206
         Networking Communications                                              20,899                   27,122
         Printers                                                               20,819                   24,032
         Videos & Monitors                                                      22,779                   24,733
         Memory                                                                  7,475                   10,143
         Accessories/Other                                                      35,512                   39,850
                                                                           -----------              -----------
              Total                                                        $   237,120              $   303,310
                                                                           ===========              ===========

Substantially all of our net sales for the quarters ended March 31, 2002 and 2001 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of our assets at March 31, 2002 and December 31, 2001 were located in the United States. Our primary target customers are small- to medium-size businesses ("SMBs") comprised of 20 to 1,000 employees, although our customers also include individual consumers, larger companies, federal, state and local governmental agencies and educational institutions. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three months ended March 31, 2002 and 2001. Sales to the federal government accounted for $23.8 million, or 10.0% of total net sales for the three months ended March 31, 2002, and $24.1 million, or 8.0% of total net sales for the three months ended March 31, 2001.

--------------------------------------------------------------------------------
Note 5 - Credit Facility
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Note 6 - Restructuring Costs and Other Special Charges
--------------------------------------------------------------------------------

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

A rollforward of restructuring costs and other special charges for the three months ended March 31, 2002, is shown below:

-----------------------------------------------------------------------------------------------------------------
                                                 Beginning                                       Liabilities at
   (amounts in thousands)                         Balance       Total Charges   Cash Payments    March 31, 2002
-----------------------------------------------------------------------------------------------------------------
   Settlement of Microsoft litigation charges    $        -      $      750       $    (678)       $       72
   Workforce reduction                                  425              63            (338)              150
                                                 ----------      ----------       ----------       ----------
   Total                                         $      425      $      813       $  (1,016)       $      222
                                                 ==========      ==========       ==========       ==========


--------------------------------------------------------------------------------
Note 7 - Acquisition of MoreDirect, Inc.
--------------------------------------------------------------------------------

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

The transaction will be accounted for by the purchase method, and accordingly, that MoreDirect's results of operations will be included in our consolidated financial statements only for periods after the date of closing. MoreDirect reported unaudited net sales and pre-tax income of $51.3 million and $2.7 million, respectively, for the three months ended March 31, 2002.

--------------------------------------------------------------------------------
Note 8 - Restatement of Financial Statements for Change in Revenue Recognition Policy
--------------------------------------------------------------------------------

Subsequent to the issuance of our condensed consolidated financial statements for the quarters ended March 31, 2002 and 2001, our management determined that a change in the revenue recognition policy for sales of product should have been made as of January 1, 1999 in order to comply with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Despite title passing upon shipment to the customer, our general practice has been to cover customer losses that were incurred while the products were in transit. SAB 101, as interpreted by the SEC Staff, would dictate that it is inappropriate to record revenue until delivery because our actions have created a "de facto" title passage at the time of delivery. Therefore, we have concluded that revenue should, and will, be recorded at the time of delivery rather than at the time of shipment.

As a result, the condensed consolidated balance sheet as of March 31, 2002 has been restated from amounts previously reported. Results of operations have also been restated. A summary of significant effects of the restatement is as follows:

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

--------------------------------------------------------------------------------
Note 8 - Restatement of Financial Statements for Change in Revenue Recognition Policy - Cont'd.
--------------------------------------------------------------------------------

                                                                              For the Quarters Ended
                                                                              ----------------------
                                                              March 31, 2002                          March 31, 2001
                                                              --------------                          --------------
                                                         As                                      As
                                                     Previously              As              Previously              As
                                                      Reported            Restated            Reported            Restated
                                                      --------            --------            --------            --------
Net sales                                             $ 236,160          $ 237,120            $301,775            $303,310
Cost of sales                                           211,179            212,170             266,450             267,896
     Gross profit                                        24,981             24,950              35,325              35,414
Selling, general and administrative                      27,489             27,478              30,463              30,476
Income tax (provision) credit                             1,280              1,288              (1,489)             (1,518)
Net income (loss)                                        (2,088)            (2,100)              2,433               2,480

Earnings (loss) per common share:

Basic                                                 $   (0.09)         $   (0.09)           $   0.10            $   0.10
Diluted                                                   (0.09)             (0.09)               0.10                0.10



Balance Sheet As of March 31, 2002
----------------------------------
                                                                       As                                   As
                                                                   Previously                            Restated
                                                                    Reported                             --------
                                                                    --------

Accounts receivable, net                                             $98,909                              $89,571
Inventories - merchandise                                             36,962                               45,424
Deferred income taxes                                                  2,284                                2,547
Total assets                                                         223,607                              222,994
Accrued expenses and other liabilities                                 8,219                                8,032
Retained earnings                                                     71,985                               71,559




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

--------------------------------------------------------------------------------
Overview
--------------------------------------------------------------------------------

The Management Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement to previously issued condensed consolidated financial statements for the quarters ended March 31, 2002 and 2001. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this matter.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of changes in market demand and the overall level of economic activity, or in the level of business investment in information technology products, competitive products and pricing, product availability and market acceptance, new products, fluctuations in operating results and other risks detailed under the caption, "Factors That May Affect Future Results and Financial Condition" in our 2001 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2001. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. More specifically, the statements in this report concerning our outlook for the balance of 2002 and the statements concerning our gross margin percentage and selling and administrative costs and other statements of a non-historical basis (including statements regarding implementing strategies for future growth, our ability to regain our model of profitable growth and the expected benefits of our electronic commerce strategy) are forward-looking statements that involve certain risks and uncertainties. Such risks and uncertainties include the ability to realize market demand for and competitive pricing pressures on the products and services marketed by us, the continued acceptance of our distribution channel by vendors and customers, continuation of key vendor relationships and support programs and our ability to hire and retain qualified sales account managers and other essential personnel. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the SEC.

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Critical Accounting Policies
--------------------------------------------------------------------------------

In our December 31, 2001 Form 10-K/A, under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to the Condensed Consolidated Financial Statements, we disclosed what we consider to be our critical accounting policies. We applied those same accounting policies in the preparation of the accompanying condensed consolidated financial statements, except for the adoption on January 1, 2002 of SFAS Nos. 142 and

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
Critical Accounting Policies - Cont'd.
--------------------------------------------------------------------------------

144 and the corresponding cessation of goodwill amortization. "SFAS No. 142" required, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. It also required a January 1, 2002 reassessment of the recoverability of the goodwill that was carried on our financial statements. We have ceased amortization of goodwill in 2002. SFAS No. 142 also includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We will finalize our assessment under SFAS No. 142 during the second quarter of 2002, but do not expect this assessment to have a significant impact on either the balance sheet or statement of operations.

We also adopted SFAS No. 144, which among other things, modifies and updates the methodology for recognizing impairment in long-lived assets. The adoption of this standard did not have a significant impact on either the balance sheet or the statement of operations.

Our management determined that a change in the revenue recognition policy for sales of product should have been made as of January 1, 1999 in order to comply with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Despite title passing upon shipment to the customer, our general practice has been to cover customer losses that were incurred while the products were in transit. SAB 101, as interpreted by the SEC Staff, would dictate that it is inappropriate to record revenue until delivery because our actions have created a "de facto" title passage to the customer at the time of delivery. Therefore, we have concluded that revenue should, and will, be recorded at the time of delivery rather than at the time of shipment.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001.

The following table sets forth for the periods indicated information derived from our statements of operations expressed as a percentage of net sales.

-----------------------------------------------------------------------------------------------
                                                                   Three Months Ended
-----------------------------------------------------------------------------------------------
      March 31,                                                2002                   2001
-----------------------------------------------------------------------------------------------
      Net sales (in millions)............................   $   237.1              $   303.3
                                                            =========              =========

      Net sales..........................................       100.0%                 100.0%
      Gross profit.......................................        10.5                   11.7
      Selling, general and administrative expenses.......        11.6                   10.0
      Non-recurring charge...............................         0.3                    0.3
      Income (loss) from operations......................        (1.4)                   1.3



                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

The following table sets forth our percentage of net sales by sales channel and product mix:

--------------------------------------------------------------------------------
                                                          Three Months Ended
--------------------------------------------------------------------------------
      March 31,                                          2002            2001
--------------------------------------------------------------------------------


      Sales Channel
        Corporate Outbound.........................         76%            77%
        Inbound Telesales..........................         12             13
        On-Line Internet...........................         12             10
                                                        ------         ------
        Total......................................        100%           100%
                                                        ======         ======

      Product Mix
        Notebooks..................................         15%           24%
        Desktop/Servers............................         15            13
        Storage Devices............................         10            10
        Software...................................         14            12
        Networking Communications..................          9             9
        Printers...................................          9             8
        Videos & Monitors..........................         10             8
        Memory.....................................          3             3
        Accessories/Other..........................         15            13
                                                        ------        ------
           Total...................................        100%          100%
                                                        ======        ======

     Sales of enterprise server and networking products (included in the above product mix) were 21.1% and 19.4% of net sales for the three months ended March 31, 2002 and March 31, 2001, respectively.

Net sales decreased $66.2 million, or 21.8%, to $237.1 million for the quarter ended March 31, 2002 from $303.3 million for the comparable period in 2001 due to the continued weakness in demand for information technology products. Outbound sales decreased by $54.3 million, or 23.2%, to $180.1 million for the quarter ended March 31, 2002 from $234.4 million for the comparable period in 2001. On-line Internet sales decreased by $0.1 million, or 0.4%, to $28.4 million for the three months ended March 31, 2002 from $28.5 million for the same period in 2001. Inbound sales, which primarily serve our consumer and very small business customers, decreased by $11.7 million, or 29.0%, to $28.6 million for the quarter ended March 31, 2002 from $40.3 million for the comparable period in 2001. All product categories continue to be affected by the economic slowdown, with first quarter 2002 sales of notebooks declining by 48.0% to $37.0 million, from $71.1 million for the comparable period in 2001. Desktop/server sales declined by 11.3% to $34.6 million for the quarter ended March 31, 2002, from $39.0 million for the comparable period in 2001. However, desktop/server units and net sales volumes increased sequentially by 17.6% and 6.2%, respectively. As desktop unit prices continue to decline, more business customers are replacing notebooks with desktops when upgrading existing systems.

Net sales of enterprise server and networking products decreased 15.4% to $49.9 million for the quarter ended March 31, 2002 from $59.0 million for the comparable period in 2001. Management believes that while in the comparative periods sales declined, these product categories will eventually grow substantially as our customers further upgrade their network and communication infrastructure. Enterprise server and networking products represented 21.1% of overall net sales for the first quarter in 2002, up from 19.4% of net sales for the comparable period in 2001. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur.

Average order size decreased $146, or 14.0%, to $894 for the quarter ended March 31, 2002 from $1,040 in the first quarter of 2001. Average order size declined sequentially by 15.7% in the first quarter due to the seasonal decline in the average order size of sales to our federal government customers. The total number of orders received for the quarter actually increased 5.5%, compared to the fourth quarter of 2001, and declined by 10.8% year-over-year, compared to the 21.8% year-over-year decline in total net sales dollars.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

Gross profit decreased $10.4 million, or 29.4%, to $25.0 million for the quarter ended March 31, 2002 from $35.4 million for the comparable period in 2001, primarily due to the decrease in sales described above. Gross profit margin as a percentage of sales decreased to 10.5% of net sales in the first quarter of 2002 from 11.7% for the comparable period in 2001. A more competitive pricing environment and lower overall demand during the first quarter of 2002 negatively impacted our gross margin percentage. Our profit margins are also influenced by the relative mix of inbound, outbound and on-line Internet sales. Since outbound sales are typically to corporate and government accounts that purchase at volume discounts, the gross margin percentage of such sales is generally lower than inbound sales. However, the gross profit dollar contribution per outbound sales order is generally higher as average order sizes are usually larger. We expect that our gross margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses decreased $3.0 million, or 9.8%, to $27.5 million for the quarter ended March 31, 2002 from $30.5 million for the first quarter in 2001. Selling, general and administrative expenses (SG&A), as a percentage of sales, were 11.6% of net sales in the first quarter of 2002, compared to 10.0% in the comparable period a year ago. Increases related to our Web site initiatives were offset by decreases in volume sensitive costs, such as variable compensation and credit card fees. We expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying our new Internet Web technology to support the sales organization. SG&A in the first quarter of 2001 also included goodwill amortization of $176 thousand. There were no such charges in the corresponding 2002 quarter. Had the $176 thousand not been amortized in 2001, earnings per share of $.10 would not have been significantly impacted.

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

A rollforward of restructuring costs and other special charges for the three months ended March 31, 2002, is shown below:

---------------------------------------------------------------------------------------------------------------------------------
                                                 Beginning                                               Liabilities at
   (amounts in thousands)                         Balance       Total Charges       Cash Payments        March 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
   Settlement of Microsoft litigation charges    $        -      $      750           $    (678)           $       72
   Workforce reduction                                  425              63                (338)                  150
                                                 ----------      ----------           ----------           ----------
   Total                                         $      425      $      813           $  (1,016)           $      222
                                                 ==========      ==========           ==========           ==========

Income (loss) from operations decreased $7.4 million, or 180.5%, to a loss of $3.3 million for the quarter ended March 31, 2002, from income of $4.1 million for the comparable period in 2001. Income from operations as a percentage of sales decreased from income of 1.3% in the three months ended March 31, 2001 to a loss of 1.4% for the comparable period in 2002 for the reasons discussed above.

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

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

Income taxes for the quarter ended March 31, 2002 consisted of a $1.3 million tax benefit compared to $1.5 million tax provision for the comparable quarter in 2001. The effective tax rate was 38% for both periods.

Net income (loss) for the quarter ended March 31, 2002 decreased $4.6 million, or 184.0%, to a net loss of $2.1 million from net income of $2.5 million for the comparable quarter in 2001, as a result of the decrease in income from operations.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

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

At March 31, 2002, we had cash and cash equivalents of $41.9 million and working capital of $117.9 million. At December 31, 2001, we had cash and cash equivalents of $35.6 million and working capital of $120.4 million.

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

We have disclosed significant related party transactions and our future commitments in our Form 10-K/A. There have been no substantial changes in those disclosures since year-end.

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



         (b)   Reports on Form 8-K

               None.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                 March 31, 2002

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PC CONNECTION, INC. AND SUBSIDIARIES

November 13, 2002                  By:   /s/   PATRICIA GALLUP
                                        ----------------------------------------
                                        Patricia Gallup
                                        Chairman and Chief Executive Officer

November 13, 2002                  By:   /s/   MARK GAVIN
                                        ----------------------------------------
                                        Mark Gavin
                                        Senior Vice President of Finance and
                                        Chief Financial Officer

                                 CERTIFICATIONS

I, Patricia Gallup, certify that:

     1. I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q/A of PC Connection, Inc.;

     2. Based on my knowledge, this Amendment No. 1 to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to quarterly report (the "Evaluation Date"); and

               c) presented in this Amendment No. 1 to quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 to quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/ PATRICIA GALLUP
                                            ------------------------------------
Dated:  November 13, 2002                   Patricia Gallup
                                            Chairman and Chief Executive Officer

I, Mark Gavin, certify that:

     1. I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q/A of PC Connection, Inc.;

     2. Based on my knowledge, this Amendment No. 1 to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to quarterly report (the "Evaluation Date"); and

               c) presented in this Amendment No. 1 to quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 to quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/ MARK GAVIN
                                      ------------------------------------
Dated: November 13, 2002              Mark Gavin
                                      Senior Vice President of Finance and Chief
                                      Financial Officer