Form 10-Q/A
period 2002-06-30
PC CONNECTION INC
filed 2002-11-13
CIK 1050377

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

                                EXPLANATORY NOTE

Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended June 30, 2002 and is being filed to reflect the restatement of our condensed consolidated financial statements. We implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 1999. Subsequently, we have found that one provision of SAB 101 had been incorrectly applied; specifically, despite title passing to the customer at the point of initial shipment, our general practice has been to cover customer losses that were incurred while the products were in transit. SAB 101, as further interpreted by the SEC Staff, would dictate that it is inappropriate to record revenue until delivery because our actions have created a "de facto" title passage at the time of delivery. Therefore, we have concluded that revenue should, and will, be recorded at the time of delivery rather than at the time of shipment.

The significant effects of this restatement on the financial statements are presented in Note 9 to the condensed consolidated financial statements.This Amendment on Form 10-Q/A to PC Connection, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2002 amends and restates the original filing as follows:

The Financial Statements in Item 1.

Notes 1, 2, 4, 7 and 9 to the Financial Statements in Item 1.

The "Overview" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

The "Critical Accounting Policies" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

The "Results of Operations" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

The "Liquidity and Capital Resources" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

The risk factor "We have experienced rapid growth in recent years followed by a decline in sales and there is no assurance that we will be able to regain such growth" under the "Factors That May Affect Future Results and Financial Condition" section to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                                 Amendment No. 1

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                                                    Page

 Item 1    Financial Statements:

           Independent Accountants' Report....................................................        1

           Condensed Consolidated Balance Sheets - June 30, 2002
              and December 31, 2001 (As Restated).............................................        2

           Condensed Consolidated Statements of Operations - Three
              months ended June 30, 2002 and 2001;
              Six months ended June 30, 2002 and 2001 (As Restated)...........................        3

           Condensed Consolidated Statement of Changes in Stockholders' Equity - Six
              months ended June 30, 2002 (As Restated)........................................        4

           Condensed Consolidated Statements of Cash Flows - Six months
              ended June 30, 2002 and 2001 (As Restated)......................................        5

           Notes to Condensed Consolidated Financial Statements...............................        6

 Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................................       15

 Item 3    Quantitative and Qualitative Disclosures About Market Risk.........................       27


PART II    OTHER INFORMATION

 Item 1    Legal Proceedings..................................................................       28

 Item 2    Changes in Securities and Use of Proceeds..........................................       28

 Item 3    Defaults Upon Senior Securities....................................................       28

 Item 4    Submission of Matters to a Vote of Security Holders................................       28

 Item 5    Other Information..................................................................       28

 Item 6    Exhibits and Reports on Form 8-K...................................................       29

           SIGNATURES.........................................................................       30

           CERTIFICATIONS.....................................................................       31

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of PC Connection, Inc.
Merrimack, New Hampshire


We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2002, (March 25, 2002 as to Note 15 and October 11, 2002 as to Note 16) we expressed an unqualified opinion with an explanatory paragraph relating to the restatement on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 9, the financial statements have been restated.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
July 17, 2002

October 11, 2002 as to Note 9

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,            December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            2002                  2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
                                                                                 (As Restated - See Note 9)
ASSETS

Current Assets:

    Cash and cash equivalents                                                           $    26,173           $    35,605
    Accounts receivable, net                                                                111,584               107,163
    Inventories-merchandise                                                                  43,798                57,456
    Deferred income taxes                                                                     2,676                 2,559
    Income taxes receivable                                                                   3,874                 1,312
    Prepaid expenses and other current assets                                                 2,820                 3,013
                                                                                        -----------           -----------

              Total current assets                                                          190,925               207,108

Property and equipment, net                                                                  28,591                27,472
Goodwill, net and other intangibles, net                                                     26,826                 8,807
Restricted cash                                                                              10,000                     -
Other assets                                                                                    349                   258
                                                                                        -----------           -----------

              Total assets                                                              $   256,691           $   243,645
                                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Current maturities of capital lease obligation to affiliate                         $       180           $       171
    Current maturities of long-term debt                                                        500                 1,000
    Accounts payable                                                                         89,413                75,399
    Accrued expenses and other liabilities                                                   11,365                10,096
                                                                                        -----------           -----------

              Total current liabilities                                                     101,458                86,666

Capital lease obligation to affiliate, less current maturities                                6,529                 6,621
Deferred income taxes                                                                         3,736                 3,523
Other liabilities                                                                                31                    73
                                                                                        -----------           -----------

              Total liabilities                                                             111,754                96,883
                                                                                        -----------           -----------

Stockholders' Equity:

    Common stock                                                                                248                   247
    Additional paid-in capital                                                               74,838                74,393
    Retained earnings                                                                        71,836                73,659
    Treasury stock at cost                                                                   (1,985)               (1,537)
                                                                                        -----------           -----------

              Total stockholders' equity                                                    144,937               146,762
                                                                                        -----------           -----------

              Total liabilities and stockholders' equity                                $   256,691           $   243,645
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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months                        Six Months
                                                                        Ended                              Ended
                                                                      June 30,                            June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                               2002              2001              2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                             (As Restated - See Note 9)           (As Restated - See Note 9)
  Net sales                                                $   291,188      $   296,386        $   528,308         $   599,696
  Cost of sales                                                259,864          263,625            472,034             531,521
                                                           -----------      -----------        -----------         -----------
         Gross profit                                           31,324           32,761             56,274              68,175

  Selling, general and administrative expenses                  30,609           30,617             58,087              61,093
  Restructuring costs and other special charges                    105                -                918                 851
                                                           -----------      -----------        -----------         -----------

         Income (loss) from operations                             610            2,144             (2,731)              6,231

  Interest expense                                                (296)            (277)              (538)               (654)
  Other, net                                                       132              396                327                 684
                                                           -----------       ----------        -----------         -----------

         Income (loss) before taxes                                446            2,263             (2,942)              6,261
  Income tax (provision) credit                                   (169)            (861)             1,119              (2,379)
                                                           -----------       ----------        -----------         -----------

         Net income (loss)                                 $       277       $    1,402        $    (1,823)        $     3,882
                                                           ===========       ==========        ===========         ===========

  Weighted average common shares outstanding:

    Basic                                                       24,553           24,422             24,552              24,419
                                                           ===========       ==========        ===========        ============
    Diluted                                                     24,833           24,994             24,552              24,965
                                                           ===========       ==========        ===========        ============


  Earnings (loss) per common share:

    Basic                                                  $       .01       $      .06        $      (.07)       $        .16
                                                           ===========       ==========        ===========        ============
    Diluted                                                $       .01       $      .06        $      (.07)       $        .16
                                                           ===========       ==========        ===========        ============







See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 2002
                                   (Unaudited)
                             (amounts in thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                        Common Stock                                           Treasury Shares
                                        ------------            Additional      Retained       ---------------
                                      Shares     Amount       Paid In Capital   Earnings     Shares      Amount        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001           24,748     $   247       $  74,393        $ 73,659        (205)    $(1,537)   $  146,762

Exercise of stock options, including
    income tax benefits                   18           -             133               -           -           -           133

Issuance of stock under employee
    stock purchase plan                   89           1             312               -           -           -           313

Repurchase of common stock
    for treasury                           -           -               -               -         (91)       (448)         (448)

Net loss (As Restated - See Note 9)        -           -               -          (1,823)          -           -        (1,823)
                                     -------     -------       ---------        --------     -------     -------    ----------
Balance - June 30, 2002
  (As Restated - See Note 9)          24,855     $   248       $  74,838        $ 71,836        (296)    $(1,985)   $  144,937
                                     =======     =======       =========        ========     =======     =======    ==========









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

---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          2002                  2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     (As Restated -         (As Restated -
                                                                                       See Note 9)            See Note 9)
Cash Flows from Operating Activities:

  Net income (loss)                                                                    $  (1,823)            $   3,882
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                        3,787                 3,820
      Deferred income taxes                                                                   96                   (72)
      Provision for doubtful accounts                                                      3,237                 5,346
      (Gain)/loss on disposal of fixed assets                                                 (2)                   12
  Changes in assets and liabilities:
      Accounts receivable                                                                 21,253                20,388
      Inventories                                                                         13,976                10,271
      Prepaid expenses and other current assets                                           (2,039)                5,056
      Other non-current assets                                                               (63)                 (382)
      Accounts payable                                                                    (8,888)               (4,768)
      Income tax benefits from exercise of stock options                                      26                     8
      Accrued expenses and other liabilities                                              (2,435)               (4,109)
                                                                                      ----------            ----------
  Net cash provided by operating activities                                               27,125                39,452
                                                                                      ----------            ----------

Cash Flows from Investing Activities:

  Purchases of property and equipment                                                     (3,370)               (4,237)
  Proceeds from sale of property and equipment                                                 9                    12
  Payments for acquisitions, net of cash acquired                                        (22,585)                    -
  Cash escrow funded for acquisition                                                     (10,000)                    -
                                                                                      ----------            ----------
  Net cash used for investing activities                                                 (35,946)               (4,225)
                                                                                      ----------            ----------

Cash Flows from Financing Activities:

  Proceeds from short-term borrowings                                                      5,521                47,020
  Repayment of short-term borrowings                                                      (5,521)              (47,020)
  Repayment of capital lease obligation to affiliate                                         (83)                  (74)
  Repayment of notes payable                                                                (500)                    -
  Exercise of stock options                                                                  107                   132
  Issuance of stock under employee stock purchase plan                                       313                   728
  Purchase of treasury shares                                                               (448)                    -
                                                                                      ----------            ----------
  Net cash provided by (used for) financing activities                                      (611)                  786
                                                                                      ----------            ----------

  Increase (decrease) in cash and cash equivalents                                        (9,432)               36,013
  Cash and cash equivalents, beginning of period                                          35,605                 7,363
                                                                                      ----------            ----------
  Cash and cash equivalents, end of period                                            $   26,173            $   43,376
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

--------------------------------------------------------------------------------
Note 1-Basis of Presentation
--------------------------------------------------------------------------------

The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and six months ended June 30, 2002 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2002. As described in Note 9 to these condensed consolidated financial statements, the information contained herein has been restated to reflect a change in revenue recognition policy.

In June 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The principles set forth in this standard were applied to our acquisition of MoreDirect described in Note 7 to the condensed consolidated financial statements. Previous business combinations had been accounted for under Accounting Principles Board Opinion No. 16. There was no effect on the financial statements when the standard was adopted. We also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 required, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. It also required a January 1, 2002 reassessment of the recoverability of the goodwill that was carried on our financial statements. We have ceased amortization of goodwill in 2002. The following is a reconciliation of reported net income
(loss) to adjusted net income (loss) for the three and six months ended June 30, 2002 and 2001, taking into account the cessation of goodwill amortization:

------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months                   Six Months
                                                                           Ended                         Ended
------------------------------------------------------------------------------------------------------------------------------
    June 30, (amounts in thousands, except per share data)           2002           2001             2002            2001
------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                              $    277        $ 1,402         $ (1,823)       $ 3,882
    Add back goodwill amortization (net of taxes)                         -            109                -            218
                                                                   --------        -------         --------        -------

    Adjusted net income (loss)                                     $    277        $ 1,511         $ (1,823)       $ 4,100
                                                                   ========        =======         ========        =======

    Diluted earnings (loss) per share:

    Net income (loss)                                              $    .01        $   .06         $   (.07)       $   .16
    Add back goodwill amortization (net of taxes)                         -              -                -              -
                                                                   --------        -------         --------        -------

    Adjusted net income (loss)                                     $    .01        $   .06         $   (.07)       $   .16
                                                                   ========        =======         ========        =======

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

--------------------------------------------------------------------------------
Note 1-Basis of Presentation - Cont'd.
--------------------------------------------------------------------------------

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB - destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. (Item (i) differs from our previously stated policy and is explained further in Note 9 to these financial statements.)

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

Restricted - Cash

In connection with the acquisition of MoreDirect, Inc. (see Note 7 - Acquisition of MoreDirect, Inc.), a $10 million cash escrow was established to fund a portion of the contingent consideration.


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

--------------------------------------------------------------------------------
Note 2-Earnings (Loss) Per Share - Cont'd.
--------------------------------------------------------------------------------

The following table sets forth the computation of basic and diluted earnings per share:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months           Six Months
                                                                                        Ended                 Ended
-------------------------------------------------------------------------------------------------------------------------------
    June 30, (amounts in thousands, except per share data)                        2002        2001       2002        2001
-------------------------------------------------------------------------------------------------------------------------------
      Numerator:
         Net income                                                             $    277     $ 1,402    $ (1,823)   $   3,882
                                                                                ========     =======    ========    =========

      Denominator:
         Denominator for basic earnings per share:
             Weighted average shares                                              24,553      24,422      24,552       24,419

         Dilutive effect of unexercised
             employee stock options:                                                 280         572           -          546
                                                                                --------     -------    --------    ---------
      Denominator for diluted earnings per share                                  24,833      24,994      24,552       24,965
                                                                                ========     =======    ========    =========

      Earnings per share:
         Basic                                                                  $    .01     $   .06    $   (.07)   $     .16
                                                                                ========     =======    ========    =========
         Diluted                                                                $    .01     $   .06    $   (.07)   $     .16
                                                                                ========     =======    ========    =========


The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 and 2001 because the effect of the options on the calculation would have been anti-dilutive:

------------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
     June 30, (amounts in thousands)                            2002              2001           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
     Anti-dilutive stock options                                 2,258              598           2,908            608
                                                              ========          =======         =======        =======

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

In January 2002 we reorganized our operations to create two reportable operating segments - the "Public Sector" segment, which serves federal, state and local governmental organizations and educational institutions, and the "SMB" segment, which serves small and medium-sized businesses, as well as consumers. In April 2002, we acquired MoreDirect, Inc. - the "Large Corporate Accounts" segment, which serves medium-to-large corporations.

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

--------------------------------------------------------------------------------
Note 4-Segment and Related Disclosures - Cont'd.
--------------------------------------------------------------------------------

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2002 is shown below:

--------------------------------------------------------------------------------------------------------------------------
    Three Months Ended June 30, 2002
--------------------------------------------------------------------------------------------------------------------------
                                            SMB          Public Sector     Large Corp.
    (amounts in thousands)                Segment          Segment       Accts. Segment  Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
    Sales to external customers        $   173,635      $    63,704      $     53,849    $          -      $   291,188
    Transfers between segments              49,489                -                 -          (49,489)              -
                                       -----------      -----------      ------------    -------------     -----------
    Net sales                          $   223,124      $    63,704      $     53,849    $     (49,489)    $   291,188
                                       ===========      ===========      ============    =============     ===========

    Operating income (loss)            $      (207)     $    (1,602)     $      2,419    $            -    $       610
    Interest and other - net                  (192)               5                23                 -           (164)
                                       -----------      -----------      ------------    --------------    -----------
    Income (loss) before taxes         $      (399)     $    (1,597)     $      2,442    $            -    $       446
                                       ===========      ============     ============    ==============    ===========
--------------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------------
    Six Months Ended June 30, 2002
--------------------------------------------------------------------------------------------------------------------------
                                            SMB          Public Sector     Large Corp.
    (amounts in thousands)                Segment          Segment       Accts. Segment  Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
    Sales to external customers        $   361,278      $   113,181      $     53,849    $          -      $   528,308
    Transfers between segments              82,747                -                 -         (82,747)               -
                                       -----------      -----------      ------------    ------------      -----------
    Net sales                          $   444,025      $   113,181      $     53,849    $    (82,747)     $   528,308
                                       ===========      ===========      ============    ============      ===========

    Operating income (loss)            $    (2,292)     $    (2,858)     $      2,419    $          -      $    (2,731)
    Interest and other - net                  (255)              21                23               -             (211)
                                       -----------      -----------      ------------    ------------      -----------
    Income (loss) before taxes         $    (2,547)     $    (2,837)     $      2,442    $          -      $    (2,942)
                                       ===========      ===========      ============    ============      ===========
    Total assets                       $   171,945      $    60,757      $     54,670    $    (30,681)     $   256,691
                                       ===========      ===========      ============    ============      ===========
--------------------------------------------------------------------------------------------------------------------------


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

Net sales by sales channel and product mix are presented below:

-------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                  Six Months Ended
-------------------------------------------------------------------------------------------------------------------------
     June 30, (amounts in thousands)              2002              2001              2002              2001
-------------------------------------------------------------------------------------------------------------------------
     Sales Channel
       Corporate Outbound                       $ 225,286         $  232,779        $  405,398      $  467,223
       Inbound Telesales                           22,749             37,406            51,342          77,751
       On-Line Internet                            43,153             26,201            71,568          54,722
                                                ---------         ----------        ----------      ----------
           Total                                $ 291,188         $  296,386        $  528,308      $  599,696
                                                =========         ==========        ==========      ==========
     Product Mix
       Notebooks                                $  46,443         $   58,658        $   83,412      $  129,739
       Desktop/Servers                             42,988             37,589            77,582          76,616
       Storage Devices                             28,035             29,082            52,439          59,198
       Software                                    40,513             39,331            74,182          76,537
       Networking Communications                   24,304             27,525            45,203          54,647
       Printers                                    26,820             26,058            47,639          50,090
       Videos & Monitors                           27,703             29,107            50,482          53,840
       Memory                                      10,242              9,151            17,717          19,294
       Accessories/Other                           44,140             39,885            79,652          79,735
                                                ---------         ----------        ----------      ----------
           Total                                $ 291,188         $  296,386        $  528,308      $  599,696
                                                =========         ==========        ==========      ==========

Included in the above product mix sales are enterprise networking product sales of $66.9 million and $55.1 million for the three months ended June 30, 2002 and 2001, respectively, and $116.8 million and $114.1 million for the six months ended June 30, 2002 and 2001, respectively.

Substantially all of our net sales for the quarters ended June 30, 2002 and 2001 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of our assets at June 30, 2002 and December 31, 2001 were located in the United States. Except for the federal government, no single customer accounted for more than 4% of total net sales in the six months ended June 30, 2002 and 2001. Sales to the federal government accounted for $50.1 million, or 9.5% of total net sales for the six months ended June 30, 2002, and $51.3 million, or 8.6% of total net sales for the six months ended June 30, 2001.

--------------------------------------------------------------------------------
Note 5 - Credit Facility
--------------------------------------------------------------------------------

In May 2002, we entered into a new $45 million credit facility that is secured by substantially all of our business assets. In July 2002, an additional lender committed to fund $10.0 million of the $45 million facility. Amounts outstanding under this facility bear interest at the prime rate (4.75% at June 30, 2002). The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. No borrowings were outstanding under this credit facility at June 30, 2002. The credit facility matures on June 30, 2004. Our former $70 million credit facility expired on May 31, 2002. Amounts outstanding under our former facility, which terminated in May 2002 did not exceed $6.3 million for the year ended December 31, 2001.

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

A rollforward of restructuring costs and other special charges for the six months ended June 30, 2002 is shown below:

---------------------------------------------------------------------------------------------------------------------------------
                                                 Beginning
                                                  Balance                                                Liabilities at
   (amounts in thousands)                        12/31/02       Total Charges       Cash Payments         June 30, 2002
---------------------------------------------------------------------------------------------------------------------------------
   Settlement of Microsoft litigation charges    $        -      $      750           $    (716)           $       34
   Workforce reduction                                  425             168                (527)                   66
                                                 ----------      ----------           ---------            ----------
   Total                                         $      425      $      918           $  (1,243)           $      100
                                                 ==========      ==========           =========-           ==========


--------------------------------------------------------------------------------
Note 7 - Acquisition of MoreDirect, Inc.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
          At April 5, 2002 (amounts in thousands)
--------------------------------------------------------------------------------

          Current assets........................................   $  29,675
          Property, plant and equipment and other assets........         197
          Intangible assets.....................................       5,400
          Goodwill..............................................      14,097
                                                                   ---------
                Total acquired..................................      49,369
          Current liabilities...................................      26,669
                                                                   ---------
          Net assets acquired...................................      22,700
          Less cash acquired....................................         115
                                                                   ---------
          Purchase price for acquisition, net of cash acquired..   $  22,585
                                                                   =========

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

--------------------------------------------------------------------------------
Note 7 - Acquisition of MoreDirect, Inc. - Cont'd.
--------------------------------------------------------------------------------

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

The following unaudited pro forma information presents the results of our operations as if the acquisition of MoreDirect had taken place as of the beginning of the periods presented:

---------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months                  Six Months
                                                                                 Ended                        Ended
---------------------------------------------------------------------------------------------------------------------------------
    June 30, (amounts in thousands, except per share data)                2002        2001              2002         2001
---------------------------------------------------------------------------------------------------------------------------------
    Net revenue                                                       $  294,440   $  354,008        $ 582,818    $ 708,488
    Net income (loss)                                                        373        3,065             (149)       6,586

    Earnings per share:

       Basic                                                          $      .02   $      .13        $     .00    $     .27
                                                                      ==========   ==========        =========    =========
       Diluted                                                        $      .02   $      .12        $     .00    $     .26
                                                                      ==========   ==========        =========    =========



--------------------------------------------------------------------------------
Note 8 - Future Accounting Pronouncements
--------------------------------------------------------------------------------

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3. (See Note 6.)


--------------------------------------------------------------------------------
Note 9 - Restatement of Financial Statements for Change in Revenue Recognition Policy
--------------------------------------------------------------------------------

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended June 30, 2002, our management determined that a change in the revenue recognition policy for sales of product should have been made as of January 1, 1999 in order to comply with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Despite title passing upon shipment to the customer, our general practice has been to cover customer losses that were incurred while the products were in transit. SAB 101, as interpreted by the SEC Staff, would dictate that it is inappropriate to record revenue until delivery because our actions have created a "de facto" title passage at the time of delivery. Therefore, we have concluded that revenue should, and will, be recorded at the time of delivery rather than at the time of shipment.

As a result, the condensed consolidated balance sheet as of June 30, 2002 has been restated from amounts previously reported. Results of operations for the quarters ended June 30, 2002 and 2001 have also been restated. A summary of significant effects of the restatement is as follows:

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

--------------------------------------------------------------------------------
Note 9 - Restatement of Financial Statements for Change in Revenue Recognition Policy - Cont'd.
--------------------------------------------------------------------------------


                                                                            For the Quarters Ended
                                                                            ----------------------
                                                              June 30, 2002                            June 30, 2001
                                                              -------------                            -------------
                                                         As                                        As
                                                     Previously                As              Previously            As
                                                      Reported              Restated            Reported          Restated
                                                      --------              --------            --------          --------
Net sales                                             $ 292,188              $ 291,188         $ 297,338           $ 296,386
Cost of sales                                           260,738                259,864           264,486             263,625
     Gross profit                                        31,450                 31,324            32,852              32,761
Selling, general and administrative                      30,652                 30,609            30,653              30,617
Income tax provision                                       (204)                  (169)             (882)               (861)
Net income                                                  325                    277             1,436               1,402

Earnings per common share:
Basic                                                    $ 0.01                 $ 0.01            $ 0.06              $ 0.06
Diluted                                                  $ 0.01                 $ 0.01            $ 0.06              $ 0.06



                                                                             For the Six Months Ended
                                                                             ------------------------
                                                              June 30, 2002                            June 30, 2001
                                                              -------------                            -------------

                                                         As                                        As
                                                     Previously                As              Previously            As
                                                      Reported              Restated            Reported          Restated
                                                      --------              --------            --------          --------
Net sales                                             $ 528,348              $ 528,308         $ 599,113           $ 599,696
Cost of sales                                           471,917                472,034           530,936             531,521
     Gross profit                                        56,431                 56,274            68,177              68,175
Selling, general and administrative                      58,141                 58,087            61,116              61,093
Income tax (provision) credit                             1,076                  1,119            (2,371)             (2,379)
Net income (loss)                                        (1,763)                (1,823)            3,869               3,882

Earnings (loss) per common share:

Basic                                                   $ (0.07)               $ (0.07)           $ 0.16              $ 0.16
Diluted                                                 $ (0.07)               $ (0.07)           $ 0.16              $ 0.16


                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

--------------------------------------------------------------------------------
Note 9 - Restatement of Financial Statements for Change in Revenue Recognition Policy - Cont'd.
--------------------------------------------------------------------------------



   Balance Sheet As of June 30,                                  2002
   ----------------------------                                  ----
                                                         As                As
                                                      Reported         Restated
                                                      --------         --------

   Accounts receivable, net                           $ 121,922       $ 111,584
   Inventories - merchandise                             34,462          43,798
   Deferred income taxes                                  2,378           2,676
   Total assets                                         257,395         256,691
   Accrued expenses and other liabilities                11,595          11,365
   Retained earnings                                     72,310          71,836

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

--------------------------------------------------------------------------------
Overview
--------------------------------------------------------------------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement to previously issued condensed financial statements for the three and six months ended June 30, 2002 and 2001. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the matter.

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

--------------------------------------------------------------------------------
Critical Accounting Policies
--------------------------------------------------------------------------------

In our December 31, 2001 Form 10-K/A, under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to the Consolidated Financial Statements, we disclosed what we consider to be our critical accounting policies. We applied those same accounting policies in the preparation of the accompanying condensed consolidated financial statements, except for the adoption on January 1, 2002 of SFAS Nos. 141, 142 and 144 and the corresponding cessation of goodwill amortization. SFAS No. 142 required, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. It also required a January 1, 2002 reassessment of the

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

--------------------------------------------------------------------------------
Critical Accounting Policies - Cont'd.
--------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
      June 30,                                               2002               2001           2002              2001
-------------------------------------------------------------------------------------------------------------------------------
      Net sales (in millions)...........................    $ 291.2          $  296.4         $ 528.3          $  599.7
                                                            =======          ========         =======          ========
      Net sales.........................................      100.0%            100.0%          100.0%            100.0%
      Gross profit......................................       10.8              11.1            10.7              11.4
      Selling, general and administrative expenses......       10.5              10.3            11.0              10.2
      Restructuring costs and other special charges.....          -                 -             0.2               0.1
      Income (loss) from operations.....................        0.2               0.7            (0.5)              1.0



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

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

The following table sets forth our percentage of net sales by sales channel and product mix:

-------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
      June 30,                                               2002               2001           2002              2001
-------------------------------------------------------------------------------------------------------------------------------
      Sales Channel

      Corporate Outbound.............................          78%               78%             77%               78%
      Inbound Telesales..............................           8                13              10                13
      On-Line Internet...............................          14                 9              13                 9
                                                            -----            ------           -----            ------
        Total........................................         100%              100%            100%              100%
                                                            =====            ======           =====            ======
      Product Mix

      Notebooks......................................          16%               20%             16%               22%
      Desktop/Servers................................          15                13              15                13
      Storage Devices................................          10                10              10                10
      Software.......................................          14                13              14                13
      Networking Communications......................           8                 9               9                 9
      Printers.......................................           9                 9               9                 8
      Videos & Monitors..............................           9                10               9                 9
      Memory.........................................           4                 3               3                 3
      Accessories/Other..............................          15                13              15                13
                                                            -----            ------           -----            ------
        Total........................................         100%              100%            100%              100%
                                                            =====            ======           =====            ======

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

Net sales decreased $5.2 million, or 1.8%, to $291.2 million for the quarter ended June 30, 2002 from $296.4 million for the comparable period in 2001 due to the continued weakness in demand for information technology products. Net sales for the six months ended June 30, 2002 decreased $71.4 million, or 11.9%, to $528.3 million from $599.7 million in the comparable period in 2001. Outbound channel sales decreased 3.2% to $225.3 million for the quarter ended June 30, 2002 over the comparable 2001 quarter and decreased 13.2%, to $405.4 million for the six months ended June 30, 2002 compared to the corresponding 2001 period. On-line Internet sales increased 64.7% to $43.2 million for the quarter ended June 30, 2002 and increased 30.8% to $71.6 million for the six months ended June 30, 2002 compared to the corresponding prior year periods in 2001. Inbound channel sales, which primarily serve our consumer and very small business customers, decreased 39.2%, to $22.7 million for the quarter ended June 30, 2002, and decreased 34.0%, to $51.3 million for the six months ended June 30, 2002, compared to corresponding periods in 2001.

Excluding net sales for MoreDirect, second quarter 2002 net sales were $237.3 million, virtually flat compared to first quarter of 2002. Net sales for MoreDirect, which comprises our Large Corporate Accounts segment, were $53.9 million for the quarter. Net sales for the small- and medium-sized business
(SMB) segment, were down sequentially by 7% to $173.6 million in the second quarter of 2002. Net sales to the federal, state and local government organizations and educational institutions (Public Sector) grew 29% sequentially to $63.7 million during the second quarter of 2002.

Net sales of enterprise server and networking products increased 21.4% to $66.9 million for the quarter ended June 30, 2002 from $55.1 million for the comparable period in 2001. Management believes that these product categories will eventually grow substantially as our customers further upgrade their network and communication infrastructure. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur. Enterprise server and networking products represented 23.0% of overall net sales for the second quarter in 2002, up from 18.6% of net sales for the

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

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

comparable period in 2001. Sales of notebooks declined by 21.0% to $46.4 million for the quarter ended June 30, 2002, from $58.7 million for the comparable period in 2001. Desktop/server sales increased by 14.4% to $43.0 million for the quarter ended June 30, 2002, from $37.6 million for the comparable period in 2001. The shift in product mix resulted primarily from the acquisition of MoreDirect whose computer systems sales are concentrated more in the desktop/server category.

Average order size increased $7, or 0.6%, to $1,127 for the quarter ended June 30, 2002 compared to the second quarter of 2001. Average order size increased sequentially by 26.1% in the second quarter partly due to the MoreDirect acquisition. The total number of orders received for the quarter declined by 3.4% from the first quarter of 2002, and by 3.8% year-over-year, compared to the 1.8% year-over-year decline in total net sales dollars. Average annualized sales productivity per account manager for the quarter improved sequentially to $2.0 million from $1.8 million in the first quarter of 2002.

Gross profit decreased $1.5 million, or 4.6%, to $31.3 million for the quarter ended June 30, 2002 from $32.8 million for the comparable period in 2001, primarily due to the decrease in sales described above. Gross profit for the six months ended June 30, 2002 decreased $11.9 million, or 17.4%, to $56.3 million from $68.2 million for the comparable period in 2001. Gross profit margin as a percentage of sales decreased to 10.8% of net sales in the second quarter of 2002 from 11.1% for the comparable period in 2001. Gross profit margin as a percentage of sales decreased to 10.7% in the first six months of 2002 from 11.4% for the comparable period in 2001 but increased from 10.5% in the first quarter of 2002. Excluding MoreDirect's results for the second quarter, our gross profit margins were 10.8 %. MoreDirect's gross profit margin was 10.4%. Gross profit margins in our small- and medium-sized business segment improved by 0.7% sequentially over the quarter ended March 31, 2002 to 11.6% in the quarter ended June 30, 2002, primarily due to the improved attainment of vendor incentive rebates.

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

Selling, general and administrative expenses remained flat at $30.6 million for the quarter ended June 30, 2002 as compared to the second quarter in 2001 but increased sequentially by $3.1 million over the quarter ended March 31, 2002. For the six months ended June 30, 2002, selling, general and administrative expenses (SG&A) decreased $3.0 million, or 4.9%, to $58.1 million from $61.1 million for the comparable period in 2001. SG&A as a percentage of net sales were 10.5% in the second quarter of 2002, compared to 10.3% in the comparable period a year ago and 11.6% in the first quarter of 2002. For the six months ended June 30, 2002, SG&A as a percentage of net sales increased to 11.0% compared to 10.2% for the comparable period in 2001. Increases related to our Web site initiatives were offset by decreases in volume sensitive costs, such as variable compensation and credit card fees. We expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying our new Internet Web technology to support the sales organization. SG&A in each of the first quarter and second quarter of 2001 included goodwill amortization of $176 thousand. There were no such charges in the corresponding 2002 quarters. Had the $176 thousand not been amortized in each of the first two quarters of 2001, earnings per share would not have been significantly affected.

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

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

A rollforward of restructuring costs and other special charges for the six months ended June 30, 2002, is shown below:

---------------------------------------------------------------------------------------------------------------------------------
                                                 Beginning                                               Liabilities at
   (amounts in thousands)                         Balance       Total Charges       Cash Payments         June 30, 2002
---------------------------------------------------------------------------------------------------------------------------------
   Settlement of Microsoft litigation charges    $        -      $      750           $    (716)           $       34
   Workforce reduction                                  425             168                (527)                   66
                                                 ----------      ----------           ---------            ----------
   Total                                         $      425      $      918           $  (1,243)           $      100
                                                 ==========      ==========           =========            ==========

Income (loss) from operations decreased $1.5 million, or 71.4%, to $0.6 million for the quarter ended June 30, 2002, from $2.1 million for the comparable period in 2001. Income from operations decreased $8.9 million, or 143.5%, to a loss of $2.7 million for the six months ended June 30, 2002, compared to income of $6.2 million for the comparable period in 2001. Income from operations as a percentage of sales decreased from 0.7% in the three months ended June 30, 2001 to 0.2% for the comparable period in 2002 for the reasons discussed above. Income from operations as a percentage of sales decreased from 1.0% in the six months ended June 30, 2001 to a loss of 0.5% for the comparable period in 2002.

Income from operations for the quarter ended June 30, 2002, excluding the acquisition of MoreDirect, Inc. was a loss of $1.8 million. Our Public Sector Segment (as described in Note 4 to our Condensed Consolidated Financial Statements), incurred a loss of $1.6 million, and our SMB segment incurred a loss of $0.2 million.

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

Income taxes for the quarter ended June 30, 2002 consisted of a $0.2 million tax provision compared to a $0.9 million tax provision for the comparable quarter in 2001. The effective tax rate was 37.9% for the period ended June 30, 2002 and 38.0% for the period ended June 30, 2001. For the six months ended June 30, 2002, the provision for income taxes decreased $3.5 million, or 145.8%, to a credit of $1.1 million from a provision of $2.4 million for the six months ended June 30, 2001.

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

--------------------------------------------------------------------------------
Liquidity and Capital Resources - Cont'd.
--------------------------------------------------------------------------------

At June 30, 2002, we had cash and cash equivalents of $26.2 million and working capital of $89.5 million. At December 31, 2001, we had cash and cash equivalents of $35.6 million and working capital of $120.4 million.

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

At June 30, 2002, we had $111.6 million in outstanding net accounts receivable. During the second quarter of 2002, days sales outstanding improved sequentially by 4 days to 48 days at June 30, 2002 from 52 days at March 31, 2002.

Inventories totaled $43.8 million at June 30, 2002, compared to $45.4 million at March 31, 2002 and $57.5 million at December 31, 2001. Net sales of products drop-shipped by distributors and other vendors directly to customers accounted for 34% of net sales in the second quarter (19% excluding MoreDirect) compared to 18% in the first quarter of 2002. Inventory turns improved to 22 turns, partly due to the MoreDirect acquisition, compared to 16 turns in the first quarter of 2002 and 16 turns in the second quarter of 2001.

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

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Factors That May Affect Future Results and Financial Condition
--------------------------------------------------------------------------------

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

Our net sales grew from $749.9 million for the year ended December 31, 1998 to $1.44 billion for the year ended December 31, 2000. In the year ended December 31, 2001, our net sales declined to $1.19 billion. Net sales for the six months ended June 30, 2002 declined by 11.9% from the comparable 2001 period, despite our acquisition of MoreDirect. Our growth in previous years placed increasing demands on our administrative, operational, financial and other resources. Our staffing levels and operating expenses increased substantially in recent years due to our sales forecasts. If our revenues continue to decline, we may not be able to reduce our staffing levels and operating expenses in a timely manner to meet our needs. Moreover, we can provide no assurance that we will be able to regain rapid growth in the near future.

We may also experience quarterly fluctuations and seasonality which could impact our business.

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

     o    changes in the overall level of economic activity;
     o changes in the level of business investment in information technology products;
     o    the condition of the personal computer industry in general;
     o    shifts in customer demand for hardware and software products;
     o    industry shipments of new products or upgrades;
     o    the timing of new merchandise and catalog offerings;
     o    fluctuations in response rates;
     o fluctuations in postage, paper, shipping and printing costs and in merchandise returns;
     o adverse weather conditions that affect response, distribution or shipping;
     o    shifts in the timing of holidays;
     o    changes in our product offerings; and
     o    changes in consumer demand for information technology products.

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

--------------------------------------------------------------------------------
Factors That May Affect Future Results and Financial Condition - Cont'd.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Factors That May Affect Future Results and Financial Condition - Cont'd.
--------------------------------------------------------------------------------

We may experience a reduction in the incentive programs offered to us by our vendors.

Some product manufacturers and distributors provide us with incentives such as supplier reimbursements, payment discounts, price protection, rebates and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:

     o    reduction or elimination of some of these incentive programs;

     o    more restrictive price protection and other terms; and

     o    reduced advertising allowances and incentives, in some cases.

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

--------------------------------------------------------------------------------
Factors That May Affect Future Results and Financial Condition - Cont'd.
--------------------------------------------------------------------------------

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

We depend on the accuracy and proper use of our management information systems including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:

     o    our ability to manage inventory and accounts receivable collection;
     o our ability to purchase, sell and ship products efficiently and on a timely basis; and
     o    our ability to maintain operations.

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

--------------------------------------------------------------------------------
Factors That May Affect Future Results and Financial Condition - Cont'd.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Factors That May Affect Future Results and Financial Condition - Cont'd.
--------------------------------------------------------------------------------

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



Item 5 - Other Information

         Not applicable.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                           Part II - Other Information

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

                                      PC CONNECTION, INC. AND SUBSIDIARIES

November 13, 2002                    By:   /s/   PATRICIA GALLUP
                                           -------------------------------------
                                           Patricia Gallup
                                           Chairman and Chief Executive Officer

November 13, 2002                    By:   /s/   MARK GAVIN
                                           -------------------------------------
                                           Mark Gavin
                                           Senior Vice President of Finance and
                                           Chief Financial Officer

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