Form 10-Q
period 2002-09-30
PC CONNECTION INC
filed 2002-11-15
CIK 1050377

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

  [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission file number 0-23827


                               PC CONNECTION, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                          02-0513618
             --------                                          ----------
    (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                        Identification No.)


            730 MILFORD ROAD,
        MERRIMACK, NEW HAMPSHIRE                                  03054
----------------------------------------                          -----
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code            (603) 423-2000
                                                              --------------

Indicate by check mark [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  [X]   NO _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 11, 2002 was 24,584,548.

================================================================================

                      PC CONNECTION, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

   PART I          FINANCIAL INFORMATION                                                                     Page
                   ---------------------                                                                     ----
   Item 1          Financial Statements:

                   Independent Accountants' Report ......................................................     1

                   Condensed Consolidated Balance Sheets - September 30, 2002
                      and December 31, 2001 .............................................................     2

                   Condensed Consolidated Statements of Income -
                      Three months ended September 30, 2002 and 2001;
                      Nine months ended September 30, 2002 and 2001 .....................................     3

                   Condensed Consolidated Statement of Changes in Stockholders' Equity - Nine
                      months ended September 30, 2002 ...................................................     4

                   Condensed Consolidated Statements of Cash Flows - Nine months
                      ended September 30, 2002 and 2001 .................................................     5

                   Notes to Condensed Consolidated Financial Statements .................................     6

   Item 2          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...............................................    13

   Item 3          Quantitative and Qualitative Disclosures About Market Risk ...........................    25

   Item 4          Controls and Procedures ..............................................................    26


PART II            OTHER INFORMATION
                   -----------------

   Item 1          Legal Proceedings ....................................................................    27

   Item 2          Changes in Securities and Use of Proceeds ............................................    27

   Item 3          Defaults Upon Senior Securities ......................................................    27

   Item 4          Submission of Matters to a Vote of Security Holders ..................................    27

   Item 5          Other Information ....................................................................    27

   Item 6          Exhibits and Reports on Form 8-K .....................................................    27

                   SIGNATURES ...........................................................................    28
                   ----------

                   CERTIFICATIONS .......................................................................    29
                   --------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of PC Connection, Inc.
Merrimack, New Hampshire


We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Boston, Massachusetts
October 24, 2002

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

---------------------------------------------------------------------------------------------------------------
                                                                             September 30,         December 31,
---------------------------------------------------------------------------------------------------------------
                                                                                 2002                  2001
---------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
ASSETS

Current Assets:

    Cash and cash equivalents                                                $    13,862           $    35,605
    Accounts receivable, net                                                     142,628               107,163
    Inventories-merchandise                                                       52,774                57,456
    Deferred income taxes                                                          3,203                 2,559
    Income taxes receivable                                                        3,037                 1,312
    Prepaid expenses and other current assets                                      2,483                 3,013
                                                                             -----------           -----------

              Total current assets                                               217,987               207,108

Property and equipment, net                                                       27,464                27,472
Goodwill, net and other intangibles, net                                          26,738                 8,807
Restricted cash                                                                   10,000                     -
Other assets                                                                         381                   258
                                                                             -----------           -----------

              Total assets                                                   $   282,570           $   243,645
                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Current maturities of capital lease obligation to affiliate              $       185           $       171
    Current maturities of long-term debt                                               -                 1,000
    Accounts payable                                                             111,146                75,399
    Accrued expenses and other liabilities                                        14,139                10,096
                                                                             -----------           -----------

              Total current liabilities                                          125,470                86,666

Capital lease obligation to affiliate, less current maturities                     6,481                 6,621
Deferred income taxes                                                              3,643                 3,523
Other liabilities                                                                     16                    73
                                                                             -----------           -----------

              Total liabilities                                                  135,610                96,883
                                                                             -----------           -----------

Stockholders' Equity:

    Common stock                                                                     249                   247
    Additional paid-in capital                                                    74,957                74,393
    Retained earnings                                                             74,042                73,659
    Treasury stock at cost                                                        (2,288)               (1,537)
                                                                             -----------           -----------

              Total stockholders' equity                                         146,960               146,762
                                                                             -----------           -----------

              Total liabilities and stockholders' equity                     $   282,570           $   243,645
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

------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months                          Nine Months
                                                                       Ended                                Ended
                                                                   September 30,                        September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                               2002              2001                2002             2001
------------------------------------------------------------------------------------------------------------------------------
  Net sales                                                $   341,039      $   312,885          $   869,347       $   912,581
  Cost of sales                                                303,869          279,352              775,903           810,873
                                                           -----------      -----------          -----------       -----------
         Gross profit                                           37,170           33,533               93,444           101,708

  Selling, general and administrative expenses                  32,625           29,117               90,712            90,210
  Restructuring costs and other special charges                    718            1,200                1,636             2,051
                                                           -----------      -----------          -----------       -----------

         Income from operations                                  3,827            3,216                1,096             9,447

  Interest expense                                                (297)            (264)                (835)            (918)
  Other, net                                                        94              357                  421             1,041
  Income tax provision                                          (1,418)          (1,257)                (299)           (3,636)
                                                           -----------      -----------          -----------       -----------

         Net income                                        $     2,206      $     2,052          $       383       $     5,934
                                                           ===========      ===========          ===========       ===========

  Weighted average common shares outstanding:
    Basic                                                       24,533           24,506               24,546            24,449
                                                           ===========      ===========          ===========       ===========
    Diluted                                                     24,789           24,921               24,848            24,952
                                                           ===========      ===========          ===========       ===========

  Earnings per common share:
    Basic                                                  $       .09      $       .08          $       .02       $       .24
                                                           ===========      ===========          ===========       ===========
    Diluted                                                $       .09      $       .08          $       .02       $       .24
                                                           ===========      ===========          ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine months Ended September 30, 2002
                                   (Unaudited)
                             (amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                        Common Stock                                          Treasury Shares
                                        ------------            Additional      Retained      ---------------
                                      Shares     Amount       Paid In Capital   Earnings     Shares      Amount        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001           24,748     $   247       $  74,393        $ 73,659       (205)   $ (1,537)    $ 146,762

Exercise of stock options, including
    income tax benefits                   78           1             252               -          -           -           253

Issuance of stock under employee
    stock purchase plan                   89           1             312               -          -           -           313

Repurchase of common stock
    for treasury                           -           -               -               -       (156)       (751)         (751)

Net income                                 -           -               -             383          -           -           383
                                     -------     -------       ---------        --------     ------    --------     ---------
Balance - September 30, 2002          24,915     $   249       $  74,957        $ 74,042       (361)   $ (2,288)    $ 146,960
                                     =======     =======       =========        ========     ======    ========     =========


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

----------------------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------
                                                                              2002                2001
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

  Net income                                                              $      383          $    5,934
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            5,997               5,763
      Deferred income taxes                                                     (524)                 42
      Provision for doubtful accounts                                          5,838               8,590
      Loss on disposal of fixed assets                                             -                   9
  Changes in assets and liabilities:
      Accounts receivable                                                    (12,392)             14,829
      Inventories                                                              5,000              18,082
      Prepaid expenses and other current assets                                 (865)              5,633
      Other non-current assets                                                   (95)                191
      Income tax benefits from exercise of stock options                         118                 156
      Accounts payable                                                        12,845              (5,692)
      Accrued expenses and other liabilities                                     378              (1,513)
                                                                          ----------          ----------
  Net cash provided by operating activities                                   16,683              52,024
                                                                          ----------          ----------

Cash Flows from Investing Activities:

  Purchases of property and equipment                                         (4,428)             (4,860)
  Proceeds from sale of property and equipment                                    16                  16
  Payments for acquisitions, net of cash acquired                            (22,585)                  -
  Cash escrow funded for acquisition                                         (10,000)                  -
                                                                          ----------          ----------
  Net cash used for investing activities                                     (36,997)             (4,844)
                                                                          ----------          ----------

Cash Flows from Financing Activities:

  Proceeds from short-term borrowings                                         19,568              67,952
  Repayment of short-term borrowings                                         (19,568)            (67,952)
  Repayment of notes payable                                                  (1,000)             (1,000)
  Repayment of capital lease obligation to affiliate                            (126)               (113)
  Exercise of stock options                                                      135                 615
  Issuance of stock under employee stock purchase plan                           313                 728
  Purchase of treasury shares                                                   (751)             (1,497)
                                                                          ----------          ----------
  Net cash used for financing activities                                      (1,429)             (1,267)
                                                                          ----------          ----------

  (Decrease)/increase in cash and cash equivalents                           (21,743)             45,913
  Cash and cash equivalents, beginning of period                              35,605               7,363
                                                                          ----------          ----------
  Cash and cash equivalents, end of period                                $   13,862          $   53,276
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

--------------------------------------------------------------------------------
Note 1-Basis of Presentation
--------------------------------------------------------------------------------

The accompanying condensed consolidated financial statements of PC Connection, Inc. and Subsidiaries ("PCC") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and nine months ended September 30, 2002 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2002.

In June 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The principles set forth in this standard were applied to our acquisition of MoreDirect described in Note 7 to the condensed consolidated financial statements. Previous business combinations had been accounted for under Accounting Principles Board Opinion No. 16. There was no effect on the financial statements when the standard was adopted. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 required, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. It also required a January 1, 2002 reassessment of the recoverability of the goodwill that was carried on our financial statements. SFAS No. 142 also includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We completed the initial impairment review required by SFAS No. 142 in June 2002 and have determined that our goodwill and intangible assets were not impaired. We intend to perform our annual impairment tests relative to goodwill on January 1 of each year. We have ceased amortization of goodwill in 2002. The following is a reconciliation of reported net income to adjusted net income for the three and nine months ended September 30, 2002 and 2001, taking into account the cessation of goodwill amortization:

    -------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months                   Nine Months
                                                                             Ended                          Ended
    -------------------------------------------------------------------------------------------------------------------------
    September 30, (amounts in thousands, except per share data)        2002          2001            2002            2001
    -------------------------------------------------------------------------------------------------------------------------
    Reported net income                                            $  2,206        $ 2,052         $     383       $ 5,934
    Add back goodwill amortization (net of taxes)                         -            109                 -           327
                                                                   --------        -------         ---------       -------

    Adjusted net income                                            $  2,206        $ 2,161         $     383       $ 6,261
                                                                   ========        =======         =========       =======
    Diluted earnings per share:

    Reported net income                                            $    .09        $   .08         $     .02      $    .24
    Add back goodwill amortization (net of taxes)                         -            .01                 -           .01
                                                                   --------        -------         ---------      --------

    Adjusted net income                                            $    .09        $   .09         $     .02      $    .25
                                                                   ========        =======         =========      ========

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


--------------------------------------------------------------------------------
Note 1-Basis of Presentation - Cont'd.
--------------------------------------------------------------------------------

Intangible assets subject to amortization, consisting of customer lists were $2,644,000 and $0 at September 30, 2002 and December 31, 2001 (net of accumulated amortization of $176,000 and $0, respectively). Intangible assets not subject to amortization are as follows:

                                                 (amounts in thousands)
                                        ----------------------------------------
                                         September 30, 2002    December 31, 2001
                                        ----------------------------------------
              Goodwill ...............        $22,905             $8,807(1)
              Trademarks .............        $ 1,190             $    0

              (1) Amortization of goodwill ceased with the adoption of SFAS No. 142 on January 1, 2002.

For the three and nine months ended September 30, 2002, the Company recorded amortization expense of $88,000 and $176,000, respectively. For the three and nine months ended September 30, 2001, the Company recorded amortization expense of $189,000 and $553,000, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

              For the Year Ended December 31,
              -------------------------------
              2002 ................................... $    88(A)
              2003 ...................................     353
              2004 ...................................     353
              2005 ...................................     353
              2006 ...................................     353
              2007 and thereafter ....................   1,144

              (A) Represents estimated amortization expense for the three months ending December 31, 2002.

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

We provide our customers with a limited thirty day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. Management has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS No. 48"), "Revenue Recognition When Right of Return Exists", based on significant historical experience. Should such returns no longer prove estimable, we believe that the impact on our financials would not necessarily be significant since the return privilege expires 30 days after shipment.

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and have been classified as "net sales." Costs related to such shipping and handling billings are classified as "cost of sales."

Accounts Receivable

We perform ongoing credit evaluations of our customers, and adjust credit limits as appropriate, based on payment history and customer creditworthiness. We maintain an allowance for estimated doubtful accounts based on our historical experience and the customer credit issues identified. Collections are monitored continuously, and the allowance is adjusted as necessary to recognize any changes in credit exposure.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts become known.

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

The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months           Nine Months
                                                                                     Ended                 Ended
--------------------------------------------------------------------------------------------------------------------------
    September 30, (amounts in thousands, except per share data)                2002        2001       2002        2001
--------------------------------------------------------------------------------------------------------------------------
      Numerator:
         Net income                                                          $  2,206     $ 2,052    $    383    $   5,934
                                                                             ========     =======    ========    =========
      Denominator:
         Denominator for basic earnings per share:
             Weighted average shares                                           24,533      24,506      24,546       24,449
         Dilutive effect of unexercised
             employee stock options:                                              256         415         302          503
                                                                             --------     -------    --------    ---------
      Denominator for diluted earnings per share                               24,789      24,921      24,848       24,952
                                                                             ========     =======    ========    =========
      Earnings per share:
         Basic                                                               $    .09     $   .08    $    .02    $     .24
                                                                             ========     =======    ========    =========
         Diluted                                                             $    .09     $   .08    $    .02    $     .24
                                                                             ========     =======    ========    =========

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

--------------------------------------------------------------------------------
Note 2-Earnings Per Share - Cont'd.
--------------------------------------------------------------------------------

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

-------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended               Nine Months Ended
-------------------------------------------------------------------------------------------------------------------
        September 30, (amounts in thousands)                   2002             2001           2002           2001
-------------------------------------------------------------------------------------------------------------------
        Anti-dilutive stock options                            2,485            2,036          2,479           826
                                                              ======          =======         =======        ======

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

Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2002 is shown below:

-----------------------------------------------------------------------------------------------------------------------
    Three Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                                            SMB         Public Sector     Large Corp.
    (amounts in thousands)                Segment          Segment       Accts. Segment   Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------
    Sales to external customers        $   174,478      $    96,265      $     70,296    $          -      $   341,039
    Transfers between segments              68,325                -                 -         (68,325)               -
                                       -----------      -----------      ------------    ------------      -----------
    Net sales                          $   242,803      $    96,265      $     70,296    $    (68,325)     $   341,039
                                       ===========      ===========      ============    ============      ===========
    Operating income (loss)            $     1,228      $    (1,363)     $      3,962    $          -      $     3,827
    Interest and other - net                  (196)             (13)                6               -             (203)
                                       -----------      -----------      ------------    ------------      -----------
    Income (loss) before taxes         $     1,032      $    (1,376)     $      3,968    $          -      $     3,624
                                       ===========      ===========      ============    ============      ===========
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
    Nine Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                                            SMB         Public Sector     Large Corp.
    (amounts in thousands)                Segment          Segment       Accts. Segment   Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------
    Sales to external customers        $   535,756      $   209,446      $    124,145    $          -      $   869,347
    Transfers between segments             151,072                -                 -        (151,072)               -
                                       -----------      -----------      ------------    ------------      -----------
    Net sales                          $   686,828      $   209,446      $    124,145    $   (151,072)     $   869,347
                                       ===========      ===========      ============    ============      ===========
    Operating income (loss)            $    (1,064)     $    (4,221)     $      6,381    $          -      $     1,096
    Interest and other - net                  (451)               8                29               -             (414)
                                       -----------      -----------      ------------    ------------      -----------
    Income (loss) before taxes         $    (1,515)     $    (4,213)     $      6,410    $          -      $       682
                                       ===========      ===========      ============    ============      ===========
    Total assets                       $   179,478      $    86,048      $     67,170    $    (50,126)     $   282,570
                                       ===========      ===========      ============    ============      ===========
    Goodwill, net                      $     1,173      $     7,635      $     14,097    $          -      $    22,905
                                       ===========      ===========      ============    ============      ===========
-----------------------------------------------------------------------------------------------------------------------

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

Net sales by sales channel and product mix are presented below:

  -----------------------------------------------------------------------------------------------------
                                                Three Months Ended              Nine Months Ended
  -----------------------------------------------------------------------------------------------------
   September 30, (amounts in thousands)        2002            2001            2002           2001
  -----------------------------------------------------------------------------------------------------
   Sales Channel
   -------------
       Corporate Outbound                   $  272,755      $  257,748      $  678,153      $  724,971
       Inbound Telesales                        16,348          31,897          67,690         109,648
       On-Line Internet                         51,936          23,240         123,504          77,962
                                            ----------      ----------      ----------      ----------
            Total                           $  341,039      $  312,885      $  869,347      $  912,581
                                            ==========      ==========      ==========      ==========
   Product Mix
   -----------
       Notebooks                            $   54,726      $   70,484      $  138,138      $  200,223
       Desktop/Servers                          50,640          37,560         128,222         114,176
       Storage Devices                          30,706          28,673          83,145          87,871
       Software                                 53,906          43,300         128,088         119,837
       Networking Communications                27,757          29,389          72,960          84,036
       Printers                                 29,262          26,143          76,901          76,233
       Videos & Monitors                        33,587          27,127          84,069          80,967
       Memory                                   11,782           7,784          29,499          27,078
       Accessories/Other                        48,673          42,425         128,325         122,160
                                            ----------      ----------      ----------      ----------
            Total                           $  341,039      $  312,885      $  869,347      $  912,581
                                            ==========      ==========      ==========      ==========

Included in the above product mix sales are enterprise networking product sales of $75.0 million and $58.9 million for the three months ended September 30, 2002 and 2001, respectively, and $191.8 million and $173.0 million for the nine months ended September 30, 2002 and 2001, respectively.

Substantially all of our net sales for the quarters ended September 30, 2002 and 2001 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of our assets at September 30, 2002 and December 31, 2001 were located in the United States. Except for the federal government, no single customer accounted for more than 4% of total net sales in the nine months ended September 30, 2002 and 2001. Sales to the federal government accounted for $101.6 million, or 11.7% of total net sales for the nine months ended September 30, 2002, and $104.7 million, or 11.5% of total net sales for the nine months ended September 30, 2001.

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

--------------------------------------------------------------------------------
Note 5 - Credit Facility
--------------------------------------------------------------------------------

In May 2002, we entered into a new $45 million credit facility that is secured by substantially all of our business assets. In July 2002, as required under the terms of the credit facility, an additional lender committed to fund $10.0 million of the $45 million facility. Amounts outstanding under this facility bear interest at the prime rate (4.75% at September 30, 2002). The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. No borrowings were outstanding under this credit facility at September 30, 2002. The credit facility matures on June 30, 2004, at which time amounts outstanding become due.

--------------------------------------------------------------------------------
Note 6 - Restructuring Costs and Other Special Charges
--------------------------------------------------------------------------------

On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, we agreed to pay Microsoft $625,000 to settle the case. The settlement costs and related legal fees of approximately $125,000 were included as a special charge in our first quarter 2002 financial results. We incurred charges of $718,000 and $886,000 for the three and nine month periods ending September 30, 2002 related to staff reductions during each of the respective periods.

A rollforward of restructuring costs and other special charges for the nine months ended September 30, 2002 is shown below:

 -------------------------------------------------------------------------------------------------------------------
                                               Beginning                                          Liabilities at
 (amounts in thousands)                         Balance       Total Charges    Cash Payments    September 30, 2002
 -------------------------------------------------------------------------------------------------------------------
 Settlement of Microsoft litigation charges    $        -      $      750        $    (750)         $        -
 Workforce reduction                                  425             886             (827)                484
                                               ----------      ----------        ---------          ----------
 Total                                         $      425      $    1,636        $  (1,577)         $      484
                                               ==========      ==========        =========          ==========

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

         ---------------------------------------------------------------------------------
          At April 5, 2002 (amounts in thousands)
         ---------------------------------------------------------------------------------
          Current assets .....................................................   $  29,675
          Property, plant and equipment and other assets .....................         197
          Intangible assets ..................................................       5,400
          Goodwill ...........................................................      14,097
                                                                                 ---------
                Total acquired ...............................................      49,369
          Current liabilities ................................................      26,669
                                                                                 ---------
          Net assets acquired ................................................      22,700
          Less cash acquired .................................................         115
                                                                                 ---------
          Purchase price for acquisition, net of cash acquired ...............   $  22,585
                                                                                 =========

Of the $5.4 million of acquired intangible assets, $1.2 million was assigned to registered trademarks that are not subject to amortization. The remaining $4.2 million of acquired intangible assets include software/technology of $1.4 million (5 year weighted-average useful life) and $2.8 million of customer relationships (8 year weighted-average useful life).

The following unaudited pro forma information presents the results of our operations as if the acquisition of MoreDirect had taken place as of the beginning of the periods presented:

    ------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months                   Nine Months
                                                                                Ended                        Ended
    ------------------------------------------------------------------------------------------------------------------------
    September 30, (amounts in thousands, except per share data)           2002        2001              2002         2001
    ------------------------------------------------------------------------------------------------------------------------
    Net revenue                                                       $  341,039   $  372,416       $  923,857   $ 1,080,904
    Net income                                                             2,206        3,944            2,043        10,548

    Earnings per share:

       Basic                                                          $      .09   $      .16       $      .08   $       .43
                                                                      ==========   ==========       ==========   ===========
       Diluted                                                        $      .09   $      .16       $      .08   $       .42
                                                                      ==========   ==========       ==========   ===========

--------------------------------------------------------------------------------
Note 8 - Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Overview
--------------------------------------------------------------------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement to previously issued consolidated financial statements for the three and nine month periods ending September 30, 2001.

Recently our management determined that a change in our revenue recognition policy for sales of product should have been made as of January 1, 1999 in order to comply with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB101"). Despite title passing upon shipment to the customer, our general practice has been to cover customer losses that were incurred while the products were in transit. SAB101, as interpreted by the SEC staff, would dictate that it is inappropriate to record revenue until delivery because our actions have created a "de facto" title passage at the time of delivery. Therefore, management has concluded that revenue should, and will, be recorded at the time of delivery rather than at the time of shipment.

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

We offer both PC compatible products and Mac compatible products. Reliance on Mac product sales has decreased over the last four years, from 19.4% of net sales for the year ended December 31, 1998 to 8.6% of net sales for the nine months ended September 30, 2002. We believe that sales attributable to Mac products will continue to decrease as a percentage of net sales and may decline in absolute dollar volume in 2002 and future years.

The weakness in demand for information technology products experienced by us in 2001 continued through the third quarter of 2002 resulting in overall conservative buying patterns, order deferrals and longer sales cycles.

--------------------------------------------------------------------------------
Critical Accounting Policies
--------------------------------------------------------------------------------

In our December 31, 2001 Form 10-K/A, under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to the Consolidated Financial Statements, we disclosed what we consider to be our critical accounting policies. We applied those same accounting policies in the preparation of the accompanying condensed consolidated financial statements, except for the adoption on January 1, 2002 of SFAS Nos. 142 and 144 and the corresponding cessation of goodwill amortization. SFAS No. 142 required, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. It also required a January 1, 2002 reassessment of the recover- ability of the goodwill that was carried on our financial statements. We have ceased amortization of goodwill in 2002. SFAS No. 142 also includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We have completed the initial impairment review required by SFAS No, 142 and have determined that our goodwill and intangible assets were not impaired.

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

--------------------------------------------------------------------------------
Critical Accounting Policies - Cont'd.
--------------------------------------------------------------------------------

We also adopted SFAS No. 144, which among other things, modifies and updates the methodology for recognizing impairment in long-lived assets. The adoption of this standard did not have a significant impact on either the balance sheet or the statement of income.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Three Months and Nine Months Ended September 30, 2002 Compared with the Three Months and Nine Months Ended September 30, 2001.

The following table sets forth for the periods indicated information derived from our statements of operations expressed as a percentage of net sales.

      ------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                Nine Months Ended
      ------------------------------------------------------------------------------------------------------------------
      September 30,                                          2002               2001           2002              2001
      ------------------------------------------------------------------------------------------------------------------
      Net sales (in millions) ............................  $ 341.0          $  312.9         $ 869.3          $  912.6
                                                            =======          ========         =======          ========
      Net sales ..........................................    100.0%            100.0%          100.0%            100.0%
      Gross profit .......................................     10.9              10.7            10.7              11.1
      Selling, general and administrative expenses .......      9.6               9.3            10.4               9.9
      Restructuring costs and other special charges ......      0.2               0.4             0.2               0.2
      Income from operations .............................      1.1               1.0             0.1               1.0

The following table sets forth our percentage of net sales by sales channel and product mix:

      ------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                Nine Months Ended
      ------------------------------------------------------------------------------------------------------------------
      September 30,                                          2002              2001             2002              2001
      ------------------------------------------------------------------------------------------------------------------
      Sales Channel
      -------------
      Corporate Outbound .................................     80%               82%             78%               79%
      Inbound Telesales ..................................      5                10               8                12
      On-Line Internet ...................................     15                 8              14                 9
                                                             ----             -----            ----              ----
        Total ............................................    100%              100%            100%              100%
                                                             ====             =====            ====              ====
      Product Mix
      -----------
      Notebooks ..........................................     16%               23%             16%               22%
      Desktop/Servers ....................................     15                12              15                13
      Storage Devices ....................................      9                 9              10                10
      Software ...........................................     16                14              15                13
      Networking Communications ..........................      8                 9               8                 9
      Printers ...........................................      9                 8               9                 8
      Videos & Monitors ..................................     10                 9              10                 9
      Memory .............................................      3                 2               3                 3
      Accessories/Other ..................................     14                14              14                13
                                                             ----             -----            ----              ----
        Total ............................................    100%              100%            100%              100%
                                                             ====             =====            ====              ====

      For the three months ended September 30, 2002, sales of enterprise server and networking products (included in the above product mix) were 22% of net sales, compared to 19% of net sales for the comparable period in 2001.

      Sales of enterprise server and networking products (included in the above product mix) were 22% and 19% of net sales for the nine months ended September 30, 2002 and September 30, 2001, respectively.

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

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

Three Month Period Ended September 30, 2002 Compared to Three Month Period Ended September 30, 2002

Net sales increased $28.1 million, or 9.0%, to $341.0 million for the three months ended September 30, 2002 from $312.9 million for the three months ended September 30, 2001 due to our acquisition of MoreDirect in early April 2002. Outbound channel sales increased 5.8% to $272.8 million for the quarter ended September 30, 2002 over the comparable 2001 quarter. On-line Internet sales increased 123.5% to $51.9 million for the quarter ended September 30, 2002 compared to the comparable period in 2001. Inbound channel sales, which primarily serve our consumer and very small business customers, decreased 48.8%, to $16.3 million for the quarter ended September 30, 2002, compared to the comparable period in 2001.

Excluding sales for MoreDirect, net sales for the three months ended September 30, 2002 decreased $42.2 million, or 13.5%, to $270.7 million from net sales of $312.9 million for the comparable period in 2001. On this basis, outbound channel net sales decreased by 12.3% for the quarter ended September 30, 2002 compared to the comparable period in 2001, and on-line Internet sales increased 21.7% to $28.3 million for the quarter ended September 30, 2002 compared to the comparable period in 2001.

Sequentially, net sales increased $49.8 million, or 17.1%, to $341.0 million for the three months ended September 30, 2002 from $291.2 million for the three months ended June 30, 2002. Net sales for our Public Sector segment, which sells to federal, state and local government organizations and educational institutions, increased sequentially by 51.2% to $96.3 million for the three months ended September 30, 2002 compared to the three months ended June 30, 2002. As we have experienced in prior years, federal government purchases in the third quarter were up significantly from the second quarter. Net sales for the small - and medium-sized business (SMB) segment were $174.5 million, virtually level with net sales of $173.6 million for the three months ended June 30, 2002. Third quarter 2002 net sales for MoreDirect, which comprises our Large Corporate Accounts segment, increased by 30.7% to $70.3 million compared to the three months ended June 30, 2002 as large commercial customers continue to respond favorably to MoreDirect's efficient e-procurement model.

Net sales of enterprise server and networking products increased 27.3% to $75.0 million for the quarter ended September 30, 2002 from $58.9 million for the comparable period in 2001. Enterprise server and networking products represented 22.0% of overall net sales for the third quarter in 2002, up from 18.8% of net sales for the comparable period in 2001. We believe that these product categories will continue to grow as our customers further upgrade their network and communication infrastructure. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur. Sales of notebooks declined by 22.4% to $54.7 million for the quarter ended September 30, 2002, from the comparable period in 2001. Desktop/server sales increased by 34.6% to $50.6 million for the quarter ended September 30, 2002 over the comparable period in 2001.

Software sales increased 24.5% to $53.9 million for the quarter ended September 30, 2002 from $43.3 million for the comparable period in 2001 partly due to the acceleration in 2002 sales attributed to the July 31 deadline for Microsoft's upgrade programs.

Average order size increased $64, or 5.1%, to $1,323 for the quarter ended September 30, 2002 compared to the third quarter of 2001 partly due to the MoreDirect acquisition. In addition, average order size increased sequentially by 17.4% in the third quarter from the second quarter of 2002. The total number of orders received for the quarter increased by 3.1% over the second quarter of 2002 compared to the 17.1% quarter-over-quarter increase in total net sales dollars. The total number of orders increased by 5.8% year-over-year, compared to the 9.0% year-over-year increase in total net sales dollars. Average annualized sales productivity per account manager for the quarter improved sequentially by 9.5% to $2.3 million compared to $2.1 million in the second quarter of 2002.

Gross profit increased $3.7 million, or 11.0%, to $37.2 million for the quarter ended September 30, 2002 from $33.5 million for the comparable period in 2001, primarily due to the increase in sales described above. Gross profit margin as a percentage of sales increased to 10.9% of net sales in the third quarter of 2002 from 10.7% for the comparable period in 2001 and improved sequentially by 0.1% from 10.8% for the quarter ended June 30, 2002. MoreDirect's gross profit margin for the three months ended September 30, 2002 increased to 10.8% from 10.4% for the second quarter 2002. Gross profit margins in our small- and medium-sized business segment improved by 0.7% over the quarter ended June 30, 2002 to 12.3% for the quarter ended September 30, 2002, primarily due to the improved attainment of vendor incentive rebates. Gross profit margins in our public sector segment decreased by 0.4% from the quarter ended June 30, 2002 to 8.4% for the quarter ended September 30, 2002.

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

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

Our gross profit margins are also influenced by the relative mix of sales to commercial, government, education and consumer customers and by the relative mix of inbound, outbound and on-line Internet sales. Since outbound sales are typically to corporate and government accounts that purchase at volume discounts, the gross profit margin percentage of such sales is generally lower than inbound sales. However, the gross profit dollar contribution per outbound sales order is generally higher as average order sizes are usually larger. We expect that our gross profit margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses increased $3.5 million, or 12.0% to $32.6 million for the quarter ended September 30, 2002 from $29.1 million for the third quarter in 2001, partly due to our acquisition of MoreDirect in April 2002. SG&A as a percentage of net sales were 9.6% in the third quarter of 2002, compared to 9.3% in the comparable period a year ago and 10.5% in the second quarter of 2002. Increases in our net advertising expense were partly offset by decreases in volume sensitive costs, such as bad debt expense and credit card fees. We expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying our Internet Web technology to support the sales organization. SG&A in the third quarter of 2001 included goodwill amortization of $176 thousand. There were no such charges in the corresponding 2002 quarter. Had the $176 thousand not been amortized in the third quarter of 2001, earnings per share would not have been significantly affected.

Restructuring costs and other special charges totaling $0.7 million were recorded in the third quarter of 2002. These charges were related to workforce reductions. Restructuring costs or other special charges totaled $1.2 million for the comparable period in 2001. These costs related to staff reductions of $0.5 million and $0.7 million of costs associated with proposed acquisitions abandoned during the third quarter of 2001.

Income from operations increased $0.6 million, or 18.8%, to $3.8 million for the quarter ended September 30, 2002, from $3.2 million for the comparable period in 2001. Income from operations as a percentage of sales increased from 1.0% in the three months ended September 30, 2001 to 1.1% for the comparable period in 2002 for the reasons discussed above.

Income (loss) from operations for the quarter ended September 30, 2002, excluding the acquisition of MoreDirect, was a loss of $0.1 million. Our Public Sector segment (as described in Note 4 to our Condensed Consolidated Financial Statements) incurred an operating loss of $1.3 million, and our SMB segment earned $1.2 million of operating income.

Interest expense remained flat at $0.3 million for the quarters ended September 30, 2002 and 2001.

Other, net which is essentially comprised of interest income decreased $0.3 million, or 75.0%, to $0.1 million for the quarter ended September 30, 2002 from $0.4 million for the comparable period in 2001 due to lower interest rates and lower investment levels.

Income taxes for the quarter ended September 30, 2002 were $1.4 million compared to $1.3 million for the comparable quarter in 2001. The effective tax rate was 39.1% for the three months ended September 30, 2002 and 38.0% for the three months ended September 30, 2001. The increase was due to the impact on our state tax rate from the acquisition of More Direct.

Net income for the quarter ended September 30, 2002 increased $0.1 million, or 4.8%, to $2.2 million from net income of $2.1 million for the comparable quarter in 2001, as a result of the increase in income from operations.

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

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

Nine Month Period Ended September 30, 2002 Compared to Nine Month Period Ended September 30, 2001

Net sales decreased $43.3 million, or 4.7%, to $869.3 million for the nine months ended September 30, 2002 from $912.6 million for the comparable period in 2001 due to the continued weakness in demand for information technology products. Outbound channel sales decreased 6.5% to $678.2 million for the nine months ended September 30, 2002 over the comparable 2001 period. On-line Internet sales increased 58.4% to $123.5 million for the nine months ended September 30, 2002 compared to the corresponding prior year period in 2001. Inbound channel sales, which primarily serve our consumer and very small business customers, decreased 38.2%, to $67.7 million for the nine months ended September 30, 2002, compared to $109.6 million for the corresponding period in 2001. Excluding sales for MoreDirect, net sales for the nine months ended September 30, 2002 decreased $167.4 million, or 18.3%, to $745.2 million from $912.6 million for the comparable period in 2001. Excluding on-line Internet sales for MoreDirect, on-line Internet sales increased 7.8% to $84.1 million for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

Net sales for our Public Sector segment, which sells to the federal, state and local government organizations and educational institutions, increased 3.7% to $209.4 million for the nine months ended September 30, 2002 from $202.0 million for the nine months ended September 30, 2001. Net sales for the small - and medium business (SMB) segment for the nine months ended September 30, 2002 were $535.8 million, a decrease of $174.7 million, or 24.6%, from net sales of $710.5 million for the SMB segment in the same period of 2001. MoreDirect, our large corporate account segment, has generated net sales of $124.1 million since our acquisition in April 2002 through September 30, 2002.

Net sales of enterprise server and networking products increased 10.9% to $191.8 million for the nine months ended September 30, 2002 from $173.0 million for the comparable period in 2001. While we believe that these product categories will continue to grow as our customers further upgrade their network and communication infrastructure, if economic conditions do not improve in the near term, the level of sales growth will be limited. Enterprise server and networking products represented 22.1% of overall net sales for the nine months ended September 30, 2002, up from 19.0% of net sales for the comparable period in 2001. Sales of notebooks declined by 31.0% to $138.1 million for the nine months ended September 30, 2002, from $200.2 million for the comparable period in 2001. Desktop/server sales increased by 12.3% to $128.2 million for the nine months ended September 30, 2002, from $114.2 million for the comparable period in 2001.

Gross profit for the nine months ended September 30, 2002 decreased $8.3 million, or 8.2%, to $93.4 million from $101.7 million for the comparable period in 2001. Gross profit margin as a percentage of net sales also decreased to 10.7% in the first nine months of 2002 from 11.1% for the comparable period in 2001.

A more competitive pricing environment and lower overall demand during the first nine months of 2002 negatively impacted our year-over-year gross margin percentages. Our gross profit margins are also influenced by the relative mix of sales to commercial, government, education and consumer customers and by the relative mix of inbound, outbound and on-line Internet sales. Since outbound sales are typically to corporate and government accounts that purchase at volume discounts, the gross profit margin percentage of such sales is generally lower than inbound sales. However, the gross profit dollar contribution per outbound sales order is generally higher as average order sizes are usually larger. We expect that our gross profit margin, as a percentage of sales, may vary by quarter based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses increased $0.5 million, or 0.6%, to $90.7 million for the nine months ended September 30, 2002 over the comparable period in 2001. SG&A as a percentage of net sales increased to 10.4% in 2002 compared to 9.9% for the comparable period in 2001. Increases related to our Web site initiatives were offset by decreases in volume sensitive costs, such as variable compensation and credit card fees. We expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying our Internet Web technology to support the sales organization. SG&A in each of the first three quarters of 2001 included goodwill amortization of $176 thousand. There were no such charges in the corresponding 2002 quarters. Had the $176 thousand not been amortized in each of the first three quarters of 2001, earnings per share would not have been significantly affected.

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

--------------------------------------------------------------------------------
Results of Operations - Cont'd.
--------------------------------------------------------------------------------

Restructuring costs and other special charges for the nine-month periods ended September 30, 2002 and 2001, totaled $1.6 million and $2.1 million, respectively. On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying these allegations, we recorded $0.8 million in settlement costs and legal fees related to this matter. We also took $0.9 million and $1.4 million charges related to staff reductions for the nine months ended September 30, 2002 and 2001, respectively.

A rollforward of restructuring costs and other special charges for the nine months ended September 30, 2002, is shown below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                 Beginning                                               Liabilities at
   (amounts in thousands)                         Balance       Total Charges       Cash Payments      September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
   Settlement of Microsoft litigation charges    $        -      $      750           $    (750)           $        -
   Workforce reduction                                  425             886                (827)                  484
                                                 ----------      ----------           ---------            ----------
   Total                                         $      425      $    1,636           $  (1,577)           $      484
                                                 ==========      ==========           =========            ==========

Income from operations decreased $8.3 million, or 88.3%, to $1.1 million for the nine months ended September 30, 2002, compared to income of $9.4 million for the comparable period in 2001. As a percentage of net sales, income from operations decreased from 1.0% for the nine months ended September 30, 2001 to 0.1% for the nine months ended September 30, 2002.

Interest expense decreased $0.1 million, or 11.1% to $0.8 million for the nine months ending September 30, 2002 from $0.9 million for the comparable period in 2001. This decrease in interest expense was attributed to lower average borrowings during the first nine months of 2002 as compared to the comparable period in 2001.

Other, net which is essentially comprised of interest income decreased $0.6 million, or 60.0%, to $0.4 million for the nine months ended September 30, 2002, from $1.0 million for the comparable period in 2001, attributable to lower interest rates and lower investment levels.

Income taxes for the nine months ended September 30, 2002, were $0.3 million compared to $3.6 million for the comparable period in 2001, consistent with the decrease in income from operations.

Net income decreased $5.5 million, or 93.2%, to $0.4 million for the nine months ended September 30, 2002 from $5.9 million for the comparable 2001 period for the reasons described above.

--------------------------------------------------------------------------------
Seasonality
--------------------------------------------------------------------------------

Although we have historically experienced variability in the rates of sales growth, we have not historically experienced seasonality in our business as a whole. While sales in our Large Corporate Accounts and SMB segments, which serve business and consumer markets, have not historically experienced significant seasonality throughout the year, sales in our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of government and education customers. If sales to public sector customers continue to increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

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

--------------------------------------------------------------------------------
Liquidity and Capital Resources - Cont'd.
--------------------------------------------------------------------------------

At September 30, 2002, we had cash and cash equivalents of $13.9 million and working capital of $92.5 million. At December 31, 2001, we had cash and cash equivalents of $35.6 million and working capital of $120.4 million. This decrease in cash and cash equivalents is attributable to the approximate $22.6 million in cash used for the acquisition of MoreDirect.

In May 2002, we entered into a $45 million credit facility secured by substantially all of our business assets. In July 2002, as required under the terms of the credit facility, an additional lender committed to fund $10.0 million of the $45 million facility. Amounts outstanding under this facility bear interest at the prime rate (4.75% at September 30, 2002). The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. No borrowings were outstanding under this credit facility at September 30, 2002. The credit facility matures on June 30, 2004, at which time the amounts outstanding become due.

Net cash provided by operating activities was $16.7 million for the nine months ended September 30, 2002, as compared to $52.0 million provided by operating activities in the comparable period in 2001. The primary factors historically affecting cash flows from operations are our net income and changes in the levels of accounts receivable, inventories and accounts payable. In particular, accounts receivable has increased by $35.5 million in the nine months ended September 30, 2002, in part due to accounts receivable generated by MoreDirect.

At September 30, 2002, we had $142.6 million in outstanding net accounts receivable. During the third quarter of 2002, days sales outstanding increased sequentially by 2 days to 50 days at September 30, 2002 from 48 days at June 30, 2002.

Inventories totaled $52.8 million at September 30, 2002, compared to $43.8 million at June 30, 2002 and $57.5 million at December 31, 2001. During the third quarter of 2002, inventory turns improved sequentially to 24 turns at September 30, 2002 compared to 22 turns at June 30, 2002. Net sales of products drop-shipped by distributors and other vendors directly to customers accounted for 42.2% of net sales in the third quarter compared to 34.0% in the second quarter of 2002.

At September 30, 2002, we had $111.1 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or, if necessary, short-term borrowings under the line of credit. This amount includes $6.6 million payable to two financial institutions under security agreements to facilitate the purchase of inventory.

Capital expenditures were $4.4 million in the nine months ended September 30, 2002 as compared to $4.9 million in the comparable period in 2001. The majority of the capital expenditures for the respective 2002 and 2001 periods relate to computer hardware and software purchases for our information systems. Total capital expenditures for the year ending December 31, 2002 are estimated to be $6.0 million.

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

Our net sales grew from $749.9 million for the year ended December 31, 1998 to $1,440.2 million for the year ended December 31, 2000. In the year ended December 31, 2001, our net sales declined to $1,186.2 million. Net sales for the nine months ended September 30, 2002 declined by 4.7% from the comparable 2001 period, despite our acquisition of MoreDirect. Our growth in previous years placed increasing demands on our administrative, operational, financial and other resources. Our staffing levels and operating expenses increased substantially in recent years due to our sales forecasts. If our revenues continue to decline, we may not be able to reduce our staffing levels and operating expenses in a timely manner to maintain our operating margins. Moreover, we can provide no assurance that we will be able to sustain rapid growth in the near future.

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

In addition, customer response rates for our catalogs and other marketing vehicles are subject to variations. The first and last quarters of the year generally have higher response rates while the two middle quarters typically have lower response rates. Lastly, sales in our public segment have historically been higher in the third quarter than in other quarters due to the buying patterns of government and education customers.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 71% and 60% of our total product purchases in the nine-month periods ended September 30, 2002 and 2001, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 31% and 25% of our total product purchases and purchases from Tech Data Corporation comprised 15% and 16% of our total product purchases in the nine-month periods ended September 30, 2002 and 2001, respectively. Effective May 3, 2002, Compaq Computer Corporation became a wholly-owned subsidiary of Hewlett Packard Company. Had this merger been completed at the beginning of the periods presented, our purchases made directly from Hewlett Packard, on a pro forma basis, would have constituted 15% and 11% of our total product purchases in the nine-month periods ended September 30, 2002 and 2001, respectively. No other vendor supplied more than 7% of our total product purchases in the nine-month periods ended September 30, 2002 and 2001. If we were unable to acquire products from Ingram Micro, Tech Data or Hewlett Packard, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at September 30, 2002 was $111.1 million. Termination, interruption or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

The manner in which personal computers and related products are distributed and sold is changing, and new methods of distribution and sale have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, Hewlett-Packard and IBM, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end users could have a material adverse effect on our results of operations.

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

Sales taxes are presently collected on sales of products by several of our sales subsidiaries in as many as 25 states and the District of Columbia. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. Moreover, certain states have sought to impose state sales taxes on vendors who drop ship goods. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to our presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision or if states impose state sales taxes on drop shipped goods, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

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

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
       Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our secured credit agreement provides for borrowings which bear interest based on the prime rate. We had no borrowings outstanding pursuant to our credit agreement as of September 30, 2002. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 4- CONTROLS AND PROCEDURES



1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a - 14 (c) and 15d - 14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

2. Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit
              Number                  Description
              ------                  -----------

                10.52      Separation Agreement between Registrant and Wayne
                           Wilson, dated September 19, 2002.
                15         Letter on unaudited interim financial information.
                99.1       Certification of the Company's Chief Executive
                           Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.
                99.2       Certification of the Company's Senior Vice President
                           of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

              (I) The Company filed a Current Report on Form 8-K on September 17, 2002, reporting that the Company was planning to participate in various investor meetings and will be discussing various aspects of its business.
              (II) The Company filed a Current Report on Form 8-K on September 20, 2002 announcing that Wayne Wilson, President and Chief Operating Officer, would be retiring from PCC at the end of September and Kenneth Koppel, Chief Executive Officer, would assume title of President and Patricia Gallup will resume title of Chief Executive Officer.

                      PC CONNECTION, INC. AND SUBSIDIARIES
                               September 30, 2002


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PC CONNECTION, INC. AND SUBSIDIARIES




November 14, 2002                      By: /s/ PATRICIA GALLUP
                                           -------------------------------------
                                           Patricia Gallup
                                           Chairman and Chief Executive Officer






November 14, 2002                      By: /s/ MARK GAVIN
                                           -------------------------------------
                                           Mark Gavin
                                           Senior Vice President of Finance and
                                           Chief Financial Officer

                      PC CONNECTION, INC. AND SUBSIDIARIES
                               September 30, 2002


                                  Certification

I, Patricia Gallup, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of PC Connection, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002               /S/ PATRICIA GALLUP
                                        ----------------------------------------
                                        Patricia Gallup
                                        Chairman and Chief Executive Officer

I, Mark Gavin, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of PC Connection, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002               /S/ MARK GAVIN
                                        ----------------------------------------
                                        Mark Gavin
                                        Senior Vice President, Finance and
                                        Chief Financial Officer