Form 10-K
period 2002-12-31
PC CONNECTION INC
filed 2003-03-31
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE COMMISSION

Commission File Number 0-23827

PC CONNECTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0513618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rt. 101A, 730 Milford Road Merrimack, New Hampshire	03054 (Zip Code)
(Address of principal executive offices)

(603) 423-2000

Registrant’s telephone number, including area code

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

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Common Stock as reported on the NASDAQ National Market on June 28, 2002, was $22,856,057. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

The number of outstanding shares of the Registrant’s Common Stock on March 20, 2003 was 24,659,997.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders for the fiscal year ended December 31, 2002, which is to be filed within 120 days of the end of the Company’s fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2002

ii

PART I

Item 1.    Business

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which we operate, management’s beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate”, “believe”, “plan”, “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Particular attention should be paid to the cautionary statements involving the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks and the overall level of economic activity and the level of business investment in information technology products. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

General

We are a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, accessories and networking products through our three primary sales subsidiaries, PC Connection Sales Corporation, GovConnection, Inc. and MoreDirect, Inc. Our principal customers are small- and medium-sized businesses, known as SMBs, comprised of 20 to 1,000 employees, governmental agencies and educational organizations and medium-to-large corporate accounts. We sell our products through a combination of targeted direct mail catalogs, outbound telemarketing, field sales, our Internet Web sites and advertisements on the Internet and in selected computer magazines. We offer a broad selection of approximately 100,000 products targeted for business use at competitive prices, including products from Hewlett-Packard, Toshiba, IBM, Microsoft, Sony, Acer, Fujitsu, Canon, Iomega and Apple. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day that the order is received.

We maintain a website with the address www.pcconnection.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

Since our founding in 1982, we have served our customers’ needs by providing innovative, reliable and timely service and technical support, and by offering an extensive assortment of branded products, through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Forbes Platinum 400, the Fortune 1000 and Information Week’s list of Top 500 leading IT Innovators.

We believe that our consistent customer focus has also resulted in the development of strong brand name recognition and a broad and loyal customer base. At December 31, 2002, our mailing list consisted of approximately 3,560,000 customers and potential customers, of which approximately 469,000 had purchased products from us within the last twelve months. Approximately 86% of our net sales in the year ended December 31, 2002 were made to customers who had previously purchased products from us. We believe we also have strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

Enterprise network infrastructure products, such as PC-based servers, routers and switches, accounted for 22.4% of our total net sales in 2002, up from 19.8% of our total net sales in 2001. Over the next few years, we anticipate that an increasing share of our revenues will come from the sale of enterprise network infrastructure products and services, including network-based storage solutions, versus the current sales concentration in desktop and portable computers.

Our business-to-business marketing efforts include SMBs, government and educational organizations and medium-to-large corporate accounts. As of December 31, 2002, we employed 479 account managers, including 166 new account managers with less than 12 months of outbound telemarketing experience with us. Account managers are responsible for managing corporate accounts and focus on outbound sales calls to prospective customers. We are focusing on increasing the productivity of our account managers.

We publish several catalogs, including PC Connection®, focused on PCs and compatible products, and MacConnection®, focused on Apple Macintosh personal computers, known as Macs, and compatible products. With colorful illustrations, concise product descriptions, relevant technical information, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software and other related products. We distributed approximately 29 million catalogs during the year ended December 31, 2002.

We also market our products and services through our Internet Web sites, www.pcconnection.com, www.govconnection.com, www.macconnection.com, and www.moredirect.com. Our Web sites provide customers and prospective customers with product information and enable customers to place electronic orders for products. For the fiscal year 2002, Internet sales processed directly online were $181.7 million, or 15.2% of net sales, compared to 8.7% in 2001, due largely to our acquisition of MoreDirect, Inc. in April 2002. These sales during the fourth quarter of 2002 were $58.2 million, or 18.1% of that quarter’s net sales.

The Internet supports three key business initiatives for us:

•	Customer choice — We have built our business on the premise that our customers should be able to choose how they interact with us, be it by mail, telephone, fax, e-mail or over the Web.

•	Lowering transactions costs — Our Web site tools, including robust product search features, Smart Selectors™, Internet Business Accounts™ and special interest pages, allow customers to quickly and easily find information about products of interest to them. If they still have questions, our Telesales Representatives and Outbound Account Managers are just a phone call away. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our Web sites.

•	Leveraging the time of experienced Account Managers — Our investments in technology-based sales and service programs demonstrate the power of technology at its best — leveraging our Account Managers to do what they do best: building and maintaining relationships with our customers and helping them to solve their business problems.

Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. (MoreDirect). The acquisition of MoreDirect provides PC Connection a premier e-procurement supplier of information technology (IT) products for medium-to-large corporate and government organizations nationwide. MoreDirect’s Internet-based system enables corporate and government customers to efficiently source, evaluate, purchase and track a wide variety of IT products.

Market and Competition

We generate approximately 59% of our sales from the small- and medium-sized business market, approximately 25% from governmental agencies and educational organizations, and 16% from large corporate accounts (Fortune 1000). The overall U.S. Information Technology (IT) market that we serve is estimated at $250 billion. Our consolidated sales represents only approximately .50% of the IT market, providing us with ample growth opportunities. The largest segment of the market is served by local “value added resellers” (VARs), many of whom are actively exiting the hardware and software business as margins have become too small.

We are transitioning from an end-user or desktop-centric computing supplier to a network or enterprise-wide computing supplier, as well as partnered with third-party technology and telecommunications service providers. We now offer access to the same services and technical expertise to our customers as local VARs, but with more extensive product selection at lower prices and are, therefore, well positioned to increase our market share.

Intense competition for customers has led manufacturers of PCs and related products to use all available channels, including direct marketers, to distribute products. Although certain manufacturers who have traditionally used resellers to distribute their products have established or attempted to establish their own direct marketing operations, including sales through the Internet, to our knowledge, only one has replaced its traditional indirect selling channels as the principal means of distribution. Accordingly, we believe that these manufacturers will continue to provide us and other third-party direct marketers favorable product allocations and marketing support.

We believe new entrants to the direct marketing channel must overcome a number of obstacles, including:

•	the substantial time and resources required to build a customer base of meaningful size, quality and responsiveness for cost-effective circulation;

•	the high costs of developing the information and operating infrastructure required by direct marketers;

•	the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

•	the difficulty of building relationships with manufacturers to achieve favorable product allocations and attractive pricing terms; and

•	the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

Business Strategies

Our objective is to become the leading supplier of information technology products and solutions, including personal computers and related products and services, to our customers. The key elements of our business strategies include:

•	Providing award-winning customer service before, during and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. We deliver value to our customers through high quality service and technical support provided by our knowledgeable, well-trained personnel. We have efficient delivery programs, and we also offer our customers competitive prices and reasonable return policies.

•	Offering a broad product selection at competitive prices. We offer our customers a wide assortment of information technology products and solutions, including personal computers and related products and networking products, at competitive prices. Our merchandising programs feature products that provide customers with aggressive price and performance and the convenience of one-stop shopping for their personal computer and related needs.

•	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. In July 1999, we were the only direct reseller included in the “100 Most Influential Companies in the Computer Industry” by PC Magazine. In 2001, we were named to the Forbes Platinum 400, the Fortune 1000 and Information Week’s list of top 500 Leading IT Innovators. Our mailing list includes approximately 3,560,000 names, of which approximately 469,000 have purchased products from us during the last 12 months.

•	Maintaining long-standing vendor relationships. We have a history of strong relationships with vendors, and were among the first direct marketers qualified by manufacturers to market computer systems to end users. We provide our vendors with both information concerning customer preferences and an efficient channel for the advertising and distribution of their products.

Growth Strategies

Our growth strategies are to increase revenues derived from our penetration of our existing customers, broaden our product offerings and expand our customer base. The key elements of our growth strategies include:

•	Targeting customer segments. Through targeted mailings, we seek to expand the number of our active customers and generate additional sales from our existing customers. We have developed specialty catalogs, as well as standard catalogs with special cover pages, featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server and networking products. Our account managers take time to understand their customers’ technology environments, thereby allowing us to focus on products and services that meet their needs.

•	Expanding product and service offerings. We continually evaluate information technology products and services focused on business users, adding new products and services as they become available or in response to customer demand. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices, and believe that the expansion of our corporate outbound marketing program will enhance our access to such product offerings. In addition to using our own inventories, we utilize our distribution and manufacturing suppliers to drop ship products directly to our customers. In 2002 we drop shipped 34.8% of our sales compared to 21.9% in 2001. We will continue to look for other products and services we can effectively provide.

•	Focusing on enterprise server and networking opportunities. We are accelerating our transition from an end-user or desktop-centric computing supplier to a network or enterprise-wide computing supplier. In 2002, sales of enterprise server and networking products accounted for 22.4% of our total net sales compared to 19.8% of our total net sales in 2001. Sales of enterprise products typically have larger average order sizes and higher gross margins than do sales of desktop computing products.

•	Expanding electronic commerce channel. Our Internet Web-based catalog provides detailed product descriptions, product search capabilities and online order processing. This channel provides our customers with a convenient means of shopping with us at their convenience, and it also allows us to leverage our account managers more effectively. During 2002, the number of Internet Business Account™ users grew to approximately 35,000 at December 31, 2002. We plan to further improve online sales capabilities, customer service and product information and customer support available on our Internet Web site. We also plan to expand our online affinity sales programs with major customers and thereby solidify our long-term relationship with these customers.

•	Increasing outbound telemarketing productivity. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We plan to expand and focus our training and evaluation programs, system enhancements and sales tools more towards assisting our sales personnel in improving their productivity. As we increase our productivity, we plan to increase the number of our corporate account managers and assign them a greater number of our customers.

•	Pursuing strategic acquisitions and alliances. Through our acquisition program, we seek to acquire new customers, strengthen our product offerings, add management talent and produce operating results which are accretive to our core business earnings. In 2002, we acquired MoreDirect, a premier e-procurement supplier of IT products for medium-to-large corporate and government organizations nationwide.

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

Using our customized information system, we send our customer orders to our distribution center for processing immediately after a customer receives credit approval. Through our Everything Overnight® service, we guarantee that all orders accepted up until 2:00 a.m. Eastern time, (until midnight on most custom-configured systems) will be shipped for overnight delivery via Airborne Express. We also configure approximately 23% of the computer systems we sell. Configuration typically consists of the installation of memory, accessories and/or software.

Marketing And Sales

We sell our products through our direct marketing channels to SMBs, governmental agencies and educational organizations and medium-to-large corporate accounts. We seek to be the primary supplier of information technology products and solutions, including personal computers and related products, to our existing customers and to expand our customer base. We use multiple marketing approaches to reach existing and prospective customers, including:

•	outbound telemarketing and field sales;

•	catalogs and inbound telesales;

•	Web and print media advertising; and

•	marketing programs targeted to specific customer populations.

All of our marketing approaches emphasize our broad product offerings, fast delivery, customer support, competitive pricing and multiple payment options.

We believe that our ability to establish and maintain long-term customer relationships and to encourage repeat purchases is largely dependent on the strength of our telemarketing personnel and programs. Because our customers’ primary contact with us is through our telemarketers, we are committed to maintaining a qualified, knowledgeable and motivated sales staff with its principal focus on customer service.

The following table sets forth our percentage of net sales by sales channel:

	Years Ended December 31,
Sales Channel	2002	2001	2000
Outbound Telemarketing and Field Sales	78%	79%	76%
Inbound Telesales	7	12	16
Online Internet	15	9	8

Total	100%	100%	100%

Outbound Telemarketing and Field Sales.    We seek to build loyal relationships with our potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to a one-on-one relationship with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and other marketing materials designed to meet each customer’s specific computing needs. We pay most of our account managers a base annual salary plus incentive compensation. Incentive compensation is tied to gross profit dollars produced by the individual account manager. Account managers historically have significantly increased productivity after approximately 12 months of training and experience. At December 31, 2002, we employed 479 account managers, including 166 with less than 12 months of outbound telemarketing experience with us.

Catalogs and Inbound Telesales.    Our two principal catalogs are PC Connection® for the PC market and MacConnection® for the Mac market. We publish eleven editions of each of these catalogs annually. We distribute catalogs to purchasers on our in-house mailing list as well as to other prospective customers. We send our two principal catalogs to our best customers twice each month. The initial mailing each month, labeled an “early edition,” is sent simultaneously to the best customers throughout the United States and features special offers, such as first-to-market product offerings, highlighted on the cover.

In addition, we mail specialty catalogs or customized versions of our catalogs to selected customers. We distribute specialty catalogs to educational and governmental customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wider assortment of special offers on products in specific areas such as graphics, server/netcom and mobile computing, or for specific customers, such as developers. These customized catalogs are distributed to targeted customers included in our customer database using past identification or purchase history, as well as to outside mailing lists.

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

Online Internet.    (www.pcconnection.com, www.govconnection.com, www.macconnection.com, and www.moredirect.com) We provide product descriptions and prices of all products online. We also provide updated information for over 55,000 items and on screen images available for over 35,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe that in the future our Internet Web site will be an important sales source and communication tool for improving customer service.

Business Segments.    We conduct our business operations through three primary business segments: (1) consumer, small- and medium-size business customers (“SMB”); (2) federal, state and local governments and education institutions (“Public Sector”); and (3) large corporate (Fortune 1000) and governmental organizations (“Large Accounts”).

SMB Segment.    While we continue to generate credit card sales to consumers, our principal target customers in this segment are small-to-medium-size business customers with 20 to 1,000 employees. Our primary means of marketing to this segment incorporate all three sales channels—catalog and inbound telesales, particularly to our consumer group, outbound telemarketing and online Internet sales, primarily to our business customers.

Public Sector Segment.    We use a combination of outbound telemarketing, including some on-site sales solicitation by field sales account managers, and online Internet sales through Internet Business Accounts, to reach these customers. Through our GovConnection subsidiary, we target each of the four distinct market sectors within this segment—federal government, higher educational institutions, school grades K through 12, and state and local governments.

Large Account Segment.    Through our MoreDirect subsidiary’s custom designed Internet-based system, we are able to offer our larger corporate and government customers an efficient and effective method of sourcing, evaluating, purchasing and tracking a wide variety of IT products. Our account managers typically have 10 to 12 years of experience and are located strategically across the United States. This allows them to work directly with the customers, often on site. MoreDirect does not own any inventory; we place all product orders with manufacturers and/or distribution companies for drop shipment directly to customers.

The following table sets forth our net sales by business segment:

	Years Ended December 31,
Business Segment	2002	2001	2000
SMB	59%	76%	83%
Public Sector	25	24	17
Large Accounts	16	—	—

Total	100%	100%	100%

Specialty Marketing.    Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, “fax on demand” services, package inserts, fax broadcasts and electronic mail. We also market call-answering and fulfillment services to certain of our product vendors.

Customers.    We currently maintain an extensive database of customers and prospects aggregating approximately 3,560,000 names. During the year ended December 31, 2002, we received orders from approximately 469,000 customers. Approximately 86% of our net sales in the year ended December 31, 2002 were made to customers who had previously purchased products from us. Except for sales to the federal government, no single customer accounted for 10% or more of our consolidated revenue.

Products And Merchandising

We continuously focus on expanding the breadth of our product offerings. We currently offer our customers approximately 100,000 information technology products designed for business applications from more than 1,000 manufacturers, including hardware and peripherals, accessories, networking products and software. We select the products that we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins and warranties. As part of our merchandising strategy, we also offer products related to PCs, such as digital cameras.

The following table sets forth our percentage of net sales (in dollars) of notebooks, desktops and servers, storage devices, software, networking communications equipment, printers, video and monitors, memory, accessories and other products during the years ended December 31, 2002, 2001, and 2000.

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2002	2001	2000
Notebooks	15%	22%	25%
Desktops/Servers	15	12	15
Storage Devices	9	10	10
Software	14	13	10
Networking Communications	8	9	8
Printers	9	8	7
Video & Monitors	10	9	8
Memory	4	3	4
Accessories/Other	16	14	13

TOTAL	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory. Backlog is not material to our business.

Purchasing And Vendor Relations

For the year ended December 31, 2002, we purchased approximately 46% of our products directly from manufacturers and the balance from distributors and aggregators. We ship the majority of our products directly to our distribution facility in Wilmington, Ohio. During the years ended December 31, 2002, 2001 and 2000, product purchases from Ingram Micro, our largest vendor, accounted for approximately 28%, 25%, and 26%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 14% of our total purchases in both the years ended December 31, 2002 and 2001 and 11% in the year ended December 31, 2000. Effective May 3, 2002, Hewlett-Packard Company (HP) completed its acquisition of Compaq Computer Corporation. Had this acquisition been completed at the beginning of the periods presented, our purchases made directly from HP, on a pro forma basis, would have constituted 15%, 12%, and 4% of our total product purchases in the years ended December 31, 2002, 2001, and 2000, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2002, 2001, and 2000. We believe that alternative sources for products obtained from Ingram Micro, Tech Data, and HP are available.

Many product suppliers reimburse us for advertisements or other cooperative marketing programs in our catalogs or advertisements in personal computer magazines that feature a manufacturer’s product. Reimbursements may be in the form of discounts, advertising allowances, and/or rebates. We also receive reimbursements from certain vendors based upon the volume of purchases or sales of the vendors’ products by us.

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

Distribution

At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems and process returned products. Orders are transmitted electronically from our New Hampshire, Massachusetts and Maryland sales facilities to our Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Through our Everything Overnight® service, we guarantee that all orders accepted up until 2:00 a.m. Eastern time, (until midnight on custom-configured systems) will be shipped for overnight delivery via Airborne Express. We ship approximately 70% of our orders through Airborne Express. Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. MoreDirect places all product orders with manufacturers and/or distribution companies for drop shipment directly to customers. Order status with distributors is tracked online and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to recording revenue. Products drop shipped by suppliers accounted for 34.8% of net sales in 2002 and 21.9% of net sales in 2001. In future years, we expect that products drop shipped from suppliers will increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Management Information Systems

All of the PC Connection companies, except for MoreDirect, use management information systems, principally comprised of applications software running on IBM AS/400 and RS6000 computers and Microsoft NT-based servers, which we have customized for our use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales and distribution, and the preparation of daily operating control reports on key aspects of the business. We also operate advanced telecommunications equipment to support our sales and customer service operations. Key elements of the telecommunications systems are integrated with our computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data.

Our MoreDirect subsidiary has developed a custom designed Internet-based system, Traxx, which is comprised of applications software running on Linux and Sun Solaris servers. This system is an integrated application of Internet sales order processing; integrated supply chain visibility and full EDI links with major manufacturers and distribution partners for product information, availability, pricing, ordering, delivery, and tracking, including related accounting functions.

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

Competition

The direct marketing and sale of information technology products, including personal computers and related products, is highly competitive. PC Connection competes with other direct marketers of information technology products, including CDW Computer Centers, Inc. and Insight Enterprises, Inc. We also compete with:

•	certain product manufacturers that sell directly to customers, such as Dell Computer Corporation and Gateway, Inc., and more recently Hewlett-Packard, IBM and Apple;

•	distributors that sell directly to certain customers;

•	various cost-plus aggregators, franchisers, and national computer retailers; and

•	companies with more extensive Internet Web sites and commercial online networks.

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

Intellectual Property Rights

Our trademarks include PC Connection®, GovConnection®, MacConnection®, and MoreDirect® and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection™, Graphics Connection™, and Memory Connection™, Your Brands, Your Way, Next Day®, and Epiq PC Systems®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks and service marks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, both with respect to the products we sell and use.

Employees

As of December 31, 2002, we employed 1,338 persons, of whom 653 were engaged in sales related activities, 95 were engaged in providing customer service and support, 329 were engaged in purchasing, marketing and distribution related activities, 82 were engaged in the operation and development of management information systems, and 179 were engaged in administrative and accounting functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a work stoppage since our inception.

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

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. We also operate telemarketing centers in Dover and Keene, New Hampshire, as well as Marlborough, Massachusetts, Rockville, Maryland and Boca Raton, Florida. We believe that existing distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months.

Item 3.    Legal Proceedings

On February 12, 2002, Microsoft Corporation filed a complaint against PC Connection in New Hampshire Federal District Court alleging that we had sold counterfeit shrinkwrapped, packaged software and, in the process, infringed on Microsoft’s trademarks and copyrights. While we never counterfeited Microsoft products, nor knowingly resold counterfeit Microsoft products, we believe that it was in our best interest to settle the dispute rather than to litigate.

While denying the allegations, we agreed to pay Microsoft $625,000 to settle the case. The settlement costs and related legal fees of approximately $125,000 is included as a special charge in our first quarter 2002 financial results.

We also agreed in the settlement to acquire Microsoft products only through distributors identified as authorized by Microsoft, codifying a policy that we have had in place since early 2001.

On March 20, 2002, The Lemelson Medical, Education & Research Foundation, L.P. filed a complaint in federal district court in the State of Arizona naming us as an additional defendant in the so-called “Federal Express” case. The Federal Express case involves approximately eighty-eight defendants and pertains to claims made by the foundation relating to its right to royalties for the use of bar code scanners that allegedly utilize technology covered by patents now owned by the foundation. The foundation has previously filed claims against manufacturers of bar code scanners and has now also filed claims against users of bar code scanners, including PC Connection. The manufacturers of bar code scanners and the foundation are currently engaged in litigation in Nevada Federal District Court relating to the validity of the patents at issue. The defendants in the Arizona litigation have requested the federal district court to stay the proceedings pending the outcome of the Nevada litigation, which the Court granted. Until the Nevada patent litigation is resolved, we will expend little, if any, legal fees in the Arizona case. If the bar code manufacturers are successful in the Nevada case, we expect the Arizona court to dismiss the action against us.

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

While we may ultimately decide to seek indemnity from certain manufacturers of bar code scanners, we can provide no assurance that we would be successful in obtaining such indemnity. At a minimum, if the Nevada or Arizona litigation proceeds, we may incur material legal fees in the defense of the foundation’s claims or in seeking indemnity from certain manufacturers of bar code scanners.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2002 to a vote of security holders.

Executive Officers of PC Connection

The executive officers of PC Connection and their ages as of March 20, 2003 are as follows:

Name	Age	Position
Patricia Gallup	48	Chairman and Chief Executive Officer*
Kenneth Koppel	60	President*
Robert F. Wilkins	41	Executive Vice President
Mark A. Gavin	41	Senior Vice President of Finance and Chief Financial Officer
Bradley G. Mousseau	51	Vice President of Human Resources

*	Mr. Koppel resigned as President, effective March 21, 2003, and Ms. Gallup assumed the duties of that office, along with her existing duties as Chief Executive Officer and Chairman of the Board.

Patricia Gallup is a co-founder of the Company and has served as Chief Executive Officer and Chairman of the Board since September 2002. Ms. Gallup also assumed the role of President of the Company upon the resignation of Mr. Koppel on March 21, 2003. Ms. Gallup has served as a member of the Corporation’s Executive Management Team since its inception in 1982.

Kenneth Koppel has served as President of the Company since September 2002. Mr. Koppel resigned as President, effective March 21, 2003. From June 2001 to August 2002, Mr. Koppel served as Chief Executive Officer of the Company. Prior to joining the Company, Mr. Koppel served as a principal in or a consultant to several news media and marketing companies. From 1972 to 1992, Mr. Koppel served in a variety of roles at Ziff-Davis Publishing Company, including President of Ziff-Davis Publishing and President of Ziff Communications.

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

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

PC Connection’s Common Stock commenced trading on March 3, 1998 on the Nasdaq National Market under the symbol “PCCC”. As of March 20, 2003, there were 24,659,997 shares outstanding of the Common Stock of PC Connection held by approximately 100 stockholders of record.

The following table sets forth for the fiscal periods indicated the range of high and low bid prices for our Common Stock on the Nasdaq National Market.

2002	High	Low
Quarter Ended:
December 31	$7.49	$3.72
September 30	6.27	3.86
June 30	10.90	3.83
March 31	15.36	8.33

2001
Quarter Ended:
December 31	$17.79	$6.85
September 30	16.30	6.00
June 30	16.77	8.50
March 31	20.56	8.13

We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Our secured credit agreement contains restrictions that may limit our ability to pay dividends in the future.

Item 6.    Selected Financial and Operating Data

The following selected financial and operating data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share and selected operating data)
Statement of Operations Data:
Net sales	$1,191,497	$1,186,217	$1,440,227	$1,079,348	$749,905
Cost of sales	1,062,311	1,054,631	1,264,573	950,165	656,631

Gross profit	129,186	131,586	175,654	129,183	93,274
Selling, general and administrative expenses	121,964	117,610	123,834	91,322	68,521
Additional stockholder/officer compensation(1)	—	—	—	—	2,354
Restructuring costs and other special charges(2)	1,636	2,204	—	—	—

Income from operations	5,586	11,772	51,820	37,861	22,399
Interest expense	(1,152)	(1,179)	(2,086)	(1,392)	(415)
Other, net	513	1,307	589	116	565

Income before income taxes	4,947	11,900	50,323	36,585	22,549
Income tax provision(3)	(1,700)	(4,521)	(19,126)	(13,905)	(3,905)

Income before cumulative effect of change in accounting principle	3,247	7,379	31,197	22,680	18,644
Cumulative effect of change in accounting principle(4)	—	—	—	(305)	—

Net income	$3,247	$7,379	$31,197	$22,375	$18,644

					Pro Forma Data(5)
Basic net income per share before cumulative effect of change in accounting principle(6)	$.13	$.30	$1.30	$.97	$.61

Cumulative effect of change in accounting principle on basic net income per share	—	—	—	(.02)	—
Basic net income per share after cumulative effect of change in accounting principle	$.13	$.30	$1.30	$.95	$.61

Diluted net income per share before cumulative effect of change in accounting principle(6)	$.13	$.30	$1.22	$.94	$.59

Cumulative effect of change in accounting principle on diluted net income per share	—	—	—	(.01)	—
Diluted net income per share after cumulative effect of change in accounting principle	$.13	$.30	$1.22	$.93	$.59

Selected Operating Data:
Active customers(7)	469,000	471,000	626,000	732,000	684,000
Catalogs distributed	28,765,000	41,683,000	45,028,000	47,325,000	42,150,000
Orders entered(8)	1,243,000	1,265,000	1,521,000	1,622,000	1,510,000
Average order size(8)	$1,135	$1,116	$1,115	$781	$580

	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Balance Sheet Data:
Working capital	$91,289	$120,442	$111,048	$71,899	$53,768
Total assets	268,682	243,645	249,514	223,040	164,510
Short-term debt	200	1,171	1,153	1,137	123
Long-term debt (less current maturities):
Capital lease obligations	6,421	6,621	6,792	6,945	7,081
Note payable	—	—	1,000	2,000	—
Total stockholders’ equity	150,144	146,762	138,066	93,872	69,676

(1)	Represents amounts accrued or distributed in excess of aggregate annual base salaries approved by the Board of Directors prior to the Company’s Initial Public Offering and generally represented Company-related federal income tax obligations payable by the stockholders.

(2)	Includes $886 for the cost of reductions in the Company workforce and $750 for costs relating to the Microsoft settlement in 2002 and includes $1,510 for the cost of reductions in the Company’s workforce and $694 for costs relating to a proposed acquisition that was abandoned during the year in 2001.
(3)	For all periods prior to March 6, 1998, the Company had been an S Corporation and, accordingly, had not been subject to federal income taxes.
(4)	Represents cumulative effect of change in accounting principle for the adoption of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.”
(5)	Pro forma adjustments have been made to the historical results of operations to make the pro forma presentation comparable to what would have been reported had the Company operated as a C Corporation for 1998. The computation of income tax expense was made assuming an effective tax rate of approximately 39%.
(6)	All per share data has been adjusted for a 3-for-2 stock split distributed on May 23, 2000.
(7)	Represents estimates of all customers included in the Company’s mailing list who have made a purchase within the last twelve month period.
(8)	Does not reflect cancellations or returns.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management’s current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate”, “believe”, “plan”, “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” included within this section. Particular attention should be paid to the cautionary statements involving the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

Application of Significant Accounting Policies and Estimates

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB – destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. We provide our customers with a limited thirty day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards No. 48 (“SFAS No. 48”), “Revenue Recognition When Right of Return Exists”, based on significant historical experience. Should such returns no longer prove estimable, we believe that the impact on our financials would not necessarily be significant since the return privilege expires 30 days after shipment.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ current credit worthiness. Our allowance is generally computed by (1) applying specific percentage reserves on accounts that are past due; and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of certain of our customers were to deteriorate, or if we noted there was a lengthening of the timing of the settlement of receivables that was symptomatic of a general deterioration in the ability of our customers to pay, we would have to increase our allowance for doubtful accounts. This would negatively impact our earnings and our cash flows.

In addition to accounts receivable from customers, we record receivables from our vendors/suppliers for cooperative advertising, price protection, supplier reimbursements, rebates and other similar arrangements. A portion of such receivables is estimated based on information available from our vendors at discrete points in time. While such estimates have historically approximated actual cash received, an unanticipated change in a promotional program could give rise to a reduction in the receivable. This could negatively impact our earnings and our cash flows.

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information and gauging current market conditions. If our evaluations are incorrect, we may incur future charges to our income statement.

Inventories – Merchandise

Inventories (all finished goods) consisting of software packages, computer systems and peripheral equipment are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving and nonsalable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The PC industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions. This could negatively impact our earnings and our cash flows. Our obsolescence charges have historically approximated $5 million per annum. There have been no unusual charges precipitated by specific technological or forecast issues.

Value of Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles and goodwill. An impairment review is undertaken on (1) an annual basis for assets such as goodwill and indefinite lived intangible assets; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows emanating from such assets may be diminished. We may review the carrying value of all these assets based partly on our projections of anticipated cash flows — projections which are, in part, dependent upon anticipated market conditions, operational performance and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

Over the last several years, we have incurred no significant impairment charges. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially effect our valuations and result in impairment charges against the carrying value of those assets.

Employee Compensation Benefits

Our employee compensation model has several elements that we would consider variable. These include our obligation to our employees for health care. We have selected a plan that results in our being self-insured up to certain stop-loss limits. Accordingly, we have to estimate the amount of health care claims outstanding at a given point in time. These estimates are based on historical experience and could be subject to change. Such change could negatively impact both our earnings and our cash flows.

We also provide stock option grants to our employees. In general, such grants have been made at the current fair value of our stock and accordingly, given that we account for option awards under APB Opinion 25, “Accounting for Stock Issued to Employees,” no compensation charge has been recorded. In previous years, most specifically those years prior to our initial public offering, there was a difference between the strike price of the option and the then current fair value of the stock. This difference resulted in a fixed and determinable compensation charge. We have not modified option grants in a manner that would cause either re-measurement of the awards or the commencement of variable accounting.

We have also engaged in workforce reduction actions in 2002 and 2001. These actions included formula driven termination benefits. These benefits were or are being paid relatively quickly and have not been subject to change. We do not foresee a circumstance where there could be significant variability in our workforce reduction estimates. However, if we did experience significant variability, such change could negatively impact our cash flows.

Overview

PC Connection was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers. The founders’ goal was to provide consumers with superior service and high quality branded products at competitive prices. Currently, we offer a wide range of information technology products and services – including computer systems, software and peripheral equipment, networking communications and other products and accessories. We operate through three primary business segments (a) consumers and small- to medium size businesses through our PC Connection Sales subsidiary, (b) federal, state and local government and educational institutions through our GovConnection subsidiary and (c) in 2002, large corporate accounts through our newly acquired subsidiary, MoreDirect, Inc. We generate sales through (i) outbound telemarketing and field sales by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to our catalogs and other advertising and (iii) our Internet Web sites.

Sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in our average order size from $580 in the year ended December 31, 1998 to $1,135 in the year ended December 31, 2002. Computer systems generally provide the largest gross profit dollar contribution per order of all our products, although they usually yield the lowest gross margin percentage. The weakness in demand for information technology products experienced by us in 2001, however, continued through 2002, resulting in overall conservative buying patterns, order deferrals and longer sales cycles, as well as greater competition and slightly lower profit margins.

Our profit margins are also influenced by, among other things, industry pricing and the relative mix of SMB versus Public Sector and large corporate account sales, and within the SMB segment, inbound versus outbound sales. Generally, pricing in the computer and related products market is very aggressive, and we intend to maintain prices at competitive levels. The gross margin on sales to corporate accounts that purchase at volume discounts is generally lower than gross margins on consumer or smaller business sales. However, the gross profit dollar contribution per order is generally higher as average order sizes of orders to such corporate accounts are usually larger. We believe that sales to larger businesses will continue to represent a growing portion of our business mix in future periods.

The direct marketing of personal computers and related products is highly competitive. In addition to other direct marketers and manufacturers who sell direct, such as Dell and Gateway, manufacturers of PCs sold by us, such as Apple, Hewlett-Packard and IBM, have also implemented varying plans to sell PCs directly to end users. We currently believe that direct sales by Hewlett-Packard and IBM will not have a significant adverse effect upon our net sales.

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

Results of Operations

The following table sets forth for the periods indicated information derived from our statements of income expressed as a percentage of net sales.

	Years Ended December 31,
	2002	2001	2000
Net sales (in millions)	$1,191.5	$1,186.2	$1,440.2

Net sales	100.0%	100.0%	100.0%
Gross profit	10.8	11.1	12.2
Selling, general and administrative expenses	10.2	9.9	8.6
Restructuring costs and other special charges	0.1	0.2	0.0
Income from operations	0.5	1.0	3.6

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Years Ended December 31,
	2002	2001	2000
Business Segment
SMB	59%	76%	83%
Public Sector	25	24	17
Large Accounts	16	—	—

Total	100%	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	78%	79%	76%
Inbound Telesales	7	12	16
Online Internet	15	9	8

Total	100%	100%	100%

Product Mix
Notebooks	15%	22%	25%
Desktop/Servers	15	12	15
Storage Devices	9	10	10
Software	14	13	10
Networking Communications	8	9	8
Printers	9	8	7
Video & Monitors	10	9	8
Memory	4	3	4
Accessories/Other	16	14	13

Total	100%	100%	100%

Sales of enterprise server and networking products (included in the above product mix) were 22.4%, 19.8%, and 17.4% of net sales for the years ended December 31, 2002, 2001, and 2000, respectively.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales increased marginally to $1,191.5 million in 2002 from $1,186.2 million in 2001. The increase was due primarily to our acquisition of MoreDirect, Inc. (“MoreDirect”) in early April 2002, which accounted for $194.1 million of our 2002 sales. Absent that acquisition, net sales would have decreased by $188.8 million, due to the continuing weakness in demand for information technology products, especially with our small- and medium-size business customers.

Net changes in sales by business segment were as follows:

•	Net sales for our SMB segment decreased by $192.7 million, or 21.5%, to $703.5 million in 2002 from $896.2 million in 2001. Our sales to consumers and small businesses, which make up a large portion of this segment, were negatively impacted during the continuing economic slowdown. We believe that sales to consumers and small businesses will continue to be more heavily impacted than sales to larger business customers if the economic slowdown continues.

•	Net sales for our Public Sector segment remained relatively flat at $293.9 million in 2002, as compared to $290.1 million in 2001. The increased level of our sales to federal government agencies in the fourth quarter of 2001 after the September 11th disaster extended into the first quarter of 2002.

•	Net sales for our Large Account segment, newly established in 2002 with our acquisition of MoreDirect, Inc., were $194.1 million.

Net changes in sales by sales channel were as follows:

•	Outbound sales, which include MoreDirect and GovConnection sales, decreased $20.0 million, or 2.1%, to $922.7 million from $942.7 million in 2001. Excluding MoreDirect, our outbound sales decreased by $147.0 million, or 15.6%, reflecting the economic slowdown affecting the SMB customers referred to above.

•	Inbound sales, which primarily serve our consumer and very small business customers in our SMB segment, decreased $53.4 million, or 38.0%, to $87.1 million from $140.5 million in 2001 for the reasons stated above.

•	Online Internet sales increased $78.7 million, or 76.4%, to $181.7 million from $103.0 million in 2001, due primarily to the acquisition of MoreDirect, which accounted for $67.0 million of the increase. Excluding MoreDirect, the increase in our online Internet sales was $11.7 million, or 11.4%, as more of our corporate and public sector customers migrated to placing orders online through our Internet website.

We believe that the inbound sales channel will continue to produce a declining percentage of our total sales as we migrate to larger business and public sector customers. We also expect the migration of customers to our website to continue, which will increase the percentage of online Internet sales.

Net sales of enterprise server and networking products increased 13.9% to $267.3 million in 2002 as compared to $234.7 million in 2001. Enterprise server and networking products represented 22.4% of overall net sales for the year, up from 19.8% for the year ended 2001. MoreDirect sales of enterprise products, however, accounted for $50.8 million of our 2002 sales; excluding MoreDirect, our sales of these products decreased by 7.8%, comparable to the overall decrease in sales explained above. We believe that sales of these product categories will grow as a percentage of our net sales, as customers further upgrade their network and communication infrastructures. However, if economic conditions do not improve in the near term, the sales growth of these types of products will not likely grow as we anticipate.

As of December 31, 2002, the number of outbound sales account managers totaled 479, compared to 464 account managers at the end of 2001. The 2002 total includes 72 MoreDirect account managers. Excluding MoreDirect, our outbound sales account managers decreased by 12.3%. The decrease is the result of staff reductions relating to our ongoing evaluation of sales productivity. We are continuing to focus on evaluating and improving the productivity and success rate of our account managers as well as recruiting more experienced account managers.

Gross profit decreased $2.4 million to $129.2 million in 2002 from $131.6 million in 2001. MoreDirect accounted for $21.0 million of our 2002 gross margin; excluding MoreDirect, the decrease in gross margin was $23.4 million, or 17.8%. The decrease in gross profit dollars was attributable to the changes in net sales described above, together with a decrease in gross profit margin. Gross profit margin decreased from 11.1% in 2001 to 10.8% in 2002 due to a more competitive pricing environment and other market conditions. Our gross profit margins are influenced by, among other things, industry pricing, customer segment and relative product mix. Generally pricing in the computer and related products market is very aggressive, and we intend to maintain prices at competitive levels. Sales to our SMB customers generally carry higher gross margins than our sales to Large Accounts or Public Sector customers. Additionally, sales of enterprise server and networking products generally carry higher gross margins than sales of desktops and notebook computers. Our gross margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses increased $4.4 million to $122.0 million in 2002 from $117.6 million in 2001 and increased as a percentage of sales to 10.2% in 2002 from 9.9% in 2001. MoreDirect’s selling, general and administrative expenses accounted for $10.7 million of the 2002 total, or 5.5% of its sales. Personnel costs generally account for approximately two-thirds of our selling, general and administrative (“SG&A”)

expenses. SG&A expense continues to increase as a percentage of sales because we have implemented additional sales growth initiatives and improved marketing programs. While we plan to increase our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support the sales organization.

Restructuring costs and other special charges totaled $1.6 million and $2.2 million for the years ended December 31, 2002 and 2001, respectively. On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying these allegations, we recorded $0.8 million in settlement costs and legal fees related to this matter. We also recognized $0.9 million in charges related to staff reductions in 2002. In 2001 we recognized $1.5 million in charges related to staff reductions and $0.7 million for costs associated with proposed acquisitions abandoned during the year.

A roll forward of restructuring costs and other special charges for the two years ended December 31, 2002 is shown below. There were no changes in estimates in any of the periods presented.

	Workforce Reductions	Litigation Settlement	Abandoned Acquisition	Total
	(in thousands)
Balance January 1, 2001	$—	$—	$—	$—
Charges	1,510	—	694	2,204
Cash payments	(1,085)	—	(694)	(1,779)

Balance December 31, 2001	425	—	—	425

Charges	886	750	—	1,636
Cash payments	(1,103)	(750)	—	(1,853)

Balance December 31, 2002	$208	$—	$—	$208

Income from operations decreased by $6.2 million, or 52.5%, to $5.6 million for the year ended December 31, 2002 from $11.8 million for the comparable period in 2001. MoreDirect accounted for $10.3 million of our income from operations in 2002. Excluding MoreDirect, our income from operations decreased by $16.5 million, to a loss of $4.7 million. Income from operations as a percentage of net sales decreased from 1.0% in 2001 to 0.5% in 2002. These decreases were attributable to the changes in net sales as discussed above.

Interest expense of $1.2 million was recorded in both 2002 and 2001. Interest expense remained flat due to higher average borrowings outstanding offset by lower interest rates in 2002 as compared to 2001.

Our effective tax rate was 34.4% for 2002 and 38.0% for 2001. This year-over-year decrease was due to our recognition of a New Hampshire business enterprise tax credit in 2002. The relative size of our tax provision, $1,700, tends to magnify the beneficial impact of such credit on a percentage basis. However, we anticipate that our effective tax rate will approximate a 40% level in 2003 due to the expected changes and mix of state income taxes.

Net income decreased by $4.2 million, or 56.8%, to $3.2 million in 2002 from $7.4 million in 2001, principally as a result of the decrease in income from operations. MoreDirect’s net income was $6.3 million in 2002. Excluding MoreDirect, our operations incurred a net loss of $3.1 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales decreased $254.0 million, or 17.6%, to $1,186.2 million in 2001 from $1,440.2 million in 2000. The decrease in net sales was due to the weakness in demand for information technology products. This weakness intensified in the SMB segment by the impact of the September 11th disaster in 2001.

Net changes in sales by business segment were as follows:

•	Net sales for our SMB segment decreased by $301.3 million, or 25.2%, to $896.2 million in 2001 from $1,197.5 million in 2000. Our sales to consumers and small businesses were more negatively impacted during the 2001 economic slowdown than were sales to our larger business customers.

•	Net sales for our Public Sector segment increased by $47.4 million, or 19.5%, to $290.1 million in 2001 from $242.7 million in 2000. Sales to federal government agencies increased significantly in the fourth quarter of 2001 in the aftermath of the September 11th disaster, as federal agencies were in desperate need of additional information technology products to handle the emergency.

Net changes in sales by sales channel were as follows:

•	Outbound sales decreased $148.0 million, or 13.6%, to $942.7 million from $1,090.7 million in 2000. While there was an overall decrease in outbound sales, this channel increased as an overall component of our business. Outbound sales increased by 3% as a percentage of overall net sales to 79% in 2001 as compared to 76% in 2000.

•	Inbound sales, which primarily serve our consumer and very small business customers decreased $96.1 million, or 40.6%, to $140.5 million, from $236.6 million in 2000.

•	Online Internet sales decreased $10.0 million, or 8.8%, to $103.0 million from $113.0 million in 2000, however online Internet sales increased to 9% of total net sales in 2001, as compared to 8% of total net sales in 2000.

Net sales of enterprise server and networking products decreased 6.6% to $234.7 million in 2001 as compared to $251.3 million in 2000. Enterprise server and networking products represented 19.8% of overall net sales for the year, up from 17.4% for the year ended 2000. While sales of these products declined in absolute dollar amounts in 2001, we believe that sales of these product categories will continue to grow as a percentage of our net sales, as customers further upgrade their network and communication infrastructures. If economic conditions do not improve in the near term, the anticipated growth of these types of products will not likely occur as expected.

As of December 31, 2001, the number of outbound sales account managers totaled 464, a 19.3% decrease, compared to 575 account managers at the end of 2000. The decrease is primarily the result of staff reductions relating to our continuing evaluation of sales productivity, particularly in our SMB segment. The number of sales account managers at December 31, 2001 in our Public Sector segment increased to 88, compared to 75 at December 31, 2000.

Gross profit decreased $44.1 million, or 25.1%, to $131.6 million in 2001 from $175.7 million in 2000. The decrease in gross profit dollars was attributable to the net changes in net sales described above. Gross profit margin decreased from 12.2% in 2000 to 11.1% in 2001 due to a more competitive pricing environment, and other market conditions. Our gross profit margins are influenced by, among other things, industry pricing, customer segment and relative product mix. Generally pricing in the computer and related products market is very aggressive, and we intend to maintain prices at competitive levels. Sales to our SMB customers generally carry higher gross margins than our sales to Public Sector customers. Our profit margins are also influenced by the relative mix of sales by channel (inbound, outbound and online Internet sales). Our gross margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses decreased $6.2 million, or 5.0%, to $117.6 million in 2001 from $123.8 million in 2000 but increased as a percentage of sales to 9.9% in 2001 from 8.6% in 2000. SG&A varies depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support the sales organization.

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

	Workforce Reductions	Litigation Settlement	Abandoned Acquisition	Total
	(in thousands)
Balance January, 2001	$—	$—	$—	$—
Charges	1,510	—	694	2,204
Cash payments	(1,085)	—	(694)	(1,779)

Balance December 31, 2001	$425	$—	$—	$425

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

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures through cash flow from operations and bank borrowings. We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital and capital expenditure requirements at least for the next twelve calendar months. Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time, we do not anticipate needing any additional sources of financing to fund our operations, if demand for information technology products continues to decline, our cash flows from operations may be substantially affected. See also those risks listed below under “Factors That May Affect Future Results and Financial Condition.”

At December 31, 2002, we had cash and cash equivalents of $1.8 million and working capital of $91.3 million.

Net cash provided by operating activities was $5.0 million in the year ended December 2002, compared to $34.2 million provided by operating activities and $4.0 million used for operating activities for the years ended December 31, 2001, and 2000, respectively. The primary factors historically affecting cash flows from operations are net income and changes in the levels of accounts receivable, inventories and accounts payable.

At December 31, 2002, we had $85.5 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $9.9 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Capital expenditures were $5.1 million, $6.1 million and $12.6 million in the years ended December 31, 2002, 2001, and 2000, respectively. We expect capital expenditures, primarily for the purchase of computer hardware and software and other fixed assets, to be approximately $3.6 million for the year ending December 31, 2003 and anticipate funding these capital expenditures from cash flows from operations.

In May 2002, we entered into a $45 million credit facility secured by substantially all of our business assets. In July 2002, as required under the terms of the credit facility, an additional lender committed to fund $10.0 million of the $45 million facility. Had we not secured this additional lender, the credit facility would have been reduced to $35 million in July. Amounts outstanding under this facility bear interest at the prime rate (4.25% at December 31, 2002). The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at December 31, 2002 was only 0.19 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation and Amortization). Borrowing availability under the agreement is further limited to twice the amount of EBITDA for the trailing four quarters; such availability was $37.9 million at December 31, 2002.

No borrowings were outstanding under this credit facility at December 31, 2002. The credit facility matures on June 30, 2004, at which time amounts outstanding become due.

The merger agreement with MoreDirect contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect’s shareholder. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67.1 million, assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payment would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may “buy-out” the remaining earn-out payments for amounts which vary during the term of the earn-out. We accrued a liability to MoreDirect’s shareholder for $10.8 million in earn-out consideration for the year ended December 31, 2002. We also escrowed $10.0 million at closing to fund a portion of these contingent payments, of which $5.0 million will be used to satisfy a portion of the liability at December 31, 2002. We believe we will be able to meet our obligations to MoreDirect and its shareholder under the merger agreement.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

December 31, 2002	Total	Less Than 1 Year	1 – 3 Years	After 3 Years
	(in thousands)
Contractual Obligations:
Capital lease obligation to affiliate	$6,621	$200	$1,121	$5,300
Non-cancelable operating lease obligations	7,785	3,963	3,577	245

Total Contractual Obligations	$14,406	$4,163	$4,698	$5,545

We also have potential contractual liabilities based on the MoreDirect earn-out. These are described above.

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

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Related Parties Transactions

We have other transactions with affiliate companies including G&H, LLP, G&H Post, LLC, En Technology Corporation, and PCTV, Inc. all related to PC Connection through common ownership. Such transactions are determined using the fair market values of such services or products.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Revenue:
Sales of various products	$3	$3	$3
Sales of services to affiliated companies	132	148	300
Costs:
Purchase of services from affiliated companies	1	l	9

Recently Issued Financial Accounting Standards

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the fiscal year ended December 31, 2002. We do not expect to change to the fair value based method, therefore, SFAS No. 148 will not have a material effect on our results of operations or financial position. The disclosure provisions of SFAS No. 148 have been adopted currently.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” which addresses the income statement characterization of consideration given by a vendor to a customer and provides guidance on recognizing and measuring sales incentives. EITF Issue No. 01-09 is effective for fiscal year 2003. We have not yet determined the impact, if any, of adopting this guidance.

In November 2002, the EITF reached a final consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues, as follows: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller’s income statement, unless the consideration is a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized as a reduction of cost of sales only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. The provisions of EITF 02-16 will be effective for our fiscal year beginning January 1, 2003. We have not yet determined the impact, if any, of adopting this newly issued guidance.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these new disclosures are included in Note 13 to the consolidated financial statements. It is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on our results of operations or financial position.

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

There has been a decrease in demand throughout the industry for the products we sell.

The general decline in the economy over the past two years, has resulted in a decrease in demand for personal computer products throughout the industry. This decrease adversely affected our sales and results of operations in 2002. If our net sales do not increase in proportion to our operating expenses or if we experience a decrease in net sales for an extended period of time, there would be a material adverse effect on our results of operations in future periods.

We have experienced rapid growth in recent years followed by a decline in sales in 2002 and 2001, and there is no assurance that we will be able to regain such growth.

Our net sales grew from $749.9 million for the year ended December 31, 1998 to $1.44 billion for the year ended December 31, 2000. In the year ended December 31, 2001 and 2002, our net sales declined to $1.19 billion. We believe we would have experienced a greater decline in our net sales for 2002 if it had not been for our acquisition of MoreDirect. Our growth in previous years placed increasing demands on our administrative, operational, financial and other resources. Our staffing levels and operating expenses increased substantially in recent years due to our sales forecasts. If our revenues continue to decline, we may not be able to reduce our staffing levels and operating expenses in a timely manner to meet our needs. Moreover, we can provide no assurance that we will be able to regain rapid growth in the near future.

We may also experience quarterly fluctuations and seasonality which could impact our business.

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	changes in the overall level of economic activity;

•	changes in the level of business investment in information technology products;

•	the condition of the personal computer industry in general;

•	shifts in customer demand for hardware and software products;

•	industry shipments of new products or upgrades;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in response rates;

•	fluctuations in postage, paper, shipping and printing costs and in merchandise returns;

•	adverse weather conditions that affect response, distribution or shipping;

•	shifts in the timing of holidays;

•	changes in our product offerings;

•	changes in consumer demand for information technology products; and

•	changes in vendor distribution of products.

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

The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, to place larger than typical inventory stocking orders, and increase our participation in first-to-market purchase opportunities. We may also participate in end-of-life-cycle purchase opportunities and market products on a private-label basis, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are also taking steps to reduce their inventory exposure by supporting “build to order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us which could negatively impact our business.

We acquire products for resale from a limited number of vendors; the loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 67%, 63%, and 55% of our total product purchases in the years ended December 31, 2002, 2001, and 2000, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 28%, 25%, and 26% of our total product purchases in the years ended December 31, 2002, 2001, and 2000, respectively. Purchases from Tech Data Corporation comprised 14% of our total product purchases in both the years ended December 31, 2002 and 2001 and 11% in the year ended December 31, 2000. Effective May 3, 2002, Hewlett-Packard Company (HP) completed its acquisition of Compaq Computer Corporation. Had this acquisition been completed at the beginning of the periods presented, our purchases made directly from HP, on a pro forma basis, would have constituted 15%, 12%, and 4% of our total product purchases in the years ended December 31, 2002, 2001, and 2000, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2002, 2001, and 2000. If we were unable to acquire products from Ingram, Tech Data or HP, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2002 was $85.5 million. Termination, interruption or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Some product manufacturers and distributors provide us with incentives such as supplier reimbursements, payment discounts, price protection, rebates and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:

•	reduction or elimination of some of these incentive programs;

•	more restrictive price protection and other terms; and

•	reduced advertising allowances and incentives, in some cases.

Many product suppliers provide us with co-op advertising support and in exchange we feature their products in our catalogs. This support significantly defrays our catalog production expense. In the past, we have experienced a decrease in the level of co-op advertising support available to us from certain manufacturers. The level of co-op advertising support we receive from some manufacturers may further decline in the future. Such a decline could increase our selling, general and administrative expenses as a percentage of sales and have a material adverse effect on our cash flows.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including an increasing number of Internet retailers. Certain hardware and software vendors are selling their products directly through their own catalogs and over the Internet. We compete not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of our competitors have greater financial, marketing and larger catalog circulations and customer bases and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than us. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

We rely on key government contracts, the loss of which could harm our financial condition.

We are a party to several significant contracts with state and federal government agencies. Sales to state and federal government agencies represented 25% of our net sales in 2002. We expect that our sales to state and federal government agencies will increase as a percentage of our consolidated revenues for the foreseeable future. Our current arrangements with these government agencies allow them to cancel orders with little or no notice and do not require them to purchase products from us in the future. Moreover, any and all orders relating to the federal government may be subject to renegotiation of profits or termination at the election of the federal government. The loss of one or more of these significant contracts with state and federal government agencies could negatively affect our results of operations and financial condition.

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

The manner in which personal computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as online shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, Hewlett-Packard and IBM, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end users could have a material adverse effect on our results of operations.

We could experience system failures which would interfere with our ability to process orders.

We depend on the accuracy and proper use of our management information systems including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:

•	our ability to manage inventory and accounts receivable collection;

•	our ability to purchase, sell and ship products efficiently and on a timely basis; and

•	our ability to maintain operations.

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

We ship approximately 70% of our products to customers by Airborne Freight Corporation D/B/A “Airborne Express”, with the remainder being shipped by United Parcel Service of America, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

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

We presently collect sales tax on sales of products to residents in many states. Taxable sales to customers were approximately 27% of our net sales during the year ended December 31, 2002. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to the credit agreement as of December 31, 2002. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, there were no borrowings outstanding on the credit agreement at December 31, 2002, and the average outstanding borrowings during the year were not material. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 8.    Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information included under the caption, “Executive Officers of PC Connection” in Item 4 of Part I hereof and the captions “Information Concerning Directors, Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in PC Connection’s definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held on June 3, 2003 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2002. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Item 11.    Executive Compensation

The information under the caption, “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information included under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information under the heading “Certain Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

Item 14.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of PC Connection’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of filing this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Consolidated Financial Statements, Schedule, and Reports on Form 8-K

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

(3)	Supplementary Data

Not applicable.

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed with the SEC on December 10, 2002 providing information to be disclosed at an investor meeting.

(c)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
*3.2	Amended and Restated Certificate of Incorporation of Registrant.
*3.4	Bylaws of Registrant.
*4.1	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
*9.1	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
*10.1	1993 Incentive and Non-Statutory Stock Option Plan, as amended.
*10.2	1997 Stock Incentive Plan.
*10.3	Lease between the Registrant and Miller-Valentine Partners, dated September 24, 1990, as amended, for property located at 2870 Old State Route 73, Wilmington, Ohio.
*10.4	Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.
*10.5	Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in Marlow, New Hampshire.
*10.6	Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1998, for property located at 450 Marlboro Street, Keene, New Hampshire.
*10.7	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997 for property located at Route 101A, Merrimack, New Hampshire.
*10.8	Employment Agreement between the Registrant and Wayne L. Wilson, dated August 16, 1995.
*10.9	Employment Agreement between the Registrant and Robert F. Wilkins, dated December 23, 1995.
*10.10	Letter Agreement between the Registrant and Airborne Freight Corporation D/B/A “Airborne Express,” dated April 30, 1990, as amended.
*10.11	Agreement between the Registrant and Ingram Micro, Inc., dated October 30, 1997, as amended.
*10.12	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
*10.13	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall and the 1998 PC Connection Voting Trust.
**10.14	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998 for property located at Route 101A, Merrimack, New Hampshire.
**10.15	Employment Agreement between the Registrant and John L. Bomba, dated March 28, 1997.
**10.16	Employment Agreement between the Registrant and Mark A. Gavin, dated February 5, 1998.
***10.17	Agreement for Wholesale Financing, dated as of March 25, 1998, between the Registrant and Deutsche Financial Services Corporation.
***10.18	Amendment to Agreement for Wholesale Financing, dated as of March 25, 1998, between the Registrant and Deutsche Financial Services Corporation.
***10.19	Amendment to Agreement for Wholesale Financing, dated as of November 5, 1999, between the Registrant and Deutsche Financial Services Corporation.

Exhibits
***10.20	Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000 between the Registrant and Deutsche Financial Services Corporation.
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

Exhibits
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

*****10.44	Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000 for property located at 706 Route 101A, Merrimack, New Hampshire.
******10.45	Amendment, dated December 27, 2000 to the Amended and Restated Credit Agreement, dated February 25, 2000, between PC Connection, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.
******10.46	Amendment, dated May 4, 2001 to the Amended and Restated Credit Agreement, dated December 27, 2000, between PC Connection, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.
******10.47	Amendments, dated June 19, 2001 to the Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and the Registrant (assignee).
*******10.48	Employment Agreement between the Registrant and Kenneth Koppel, dated June 25, 2001.
*******10.49	Amendment, dated August 22, 2001 to the Amended and Restated Credit Agreement, dated May 4, 2001, between PC Connection, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.
*******10.50(+)	National Account Agreement between Airborne Express Inc. and Merrimack Services Corporation d/b/a/ PC Connection Services, dated September 10, 2001.
*******10.51	Agreement and Plan of Merger, dated March 25, 2002, by and among PC Connection, Inc., Boca Acquisition Corp., MoreDirect, Inc. and the stockholders of MoreDirect, Inc. set forth on Schedule 1 thereto.
********10.52	Separation Agreement between Registrant and Wayne Wilson, dated September 19, 2002.
10.53	Amendment, dated July 31, 2002 to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD, dated June 26, 2000 for property located at Old State Route 73, Wilmington, Ohio.
10.54	Lease between Merrimack Services Corporation and Audio Accessories, Inc., dated November 1, 2002 for property located at Mill Street, Marlow, New Hampshire.
10.55

Amendment, dated November 20, 2002 to the Lease Agreement between GovConnection (formerly known as ComTeq Federal, Inc.) and Rockville Office/Industrial Associates, dated March 31, 1998, as amended for property located in Rockville, Maryland.

10.56

Amendment dated June 1, 2002 to the Lease Agreement between Merrimack Services Corporation and Gallup & Hall, dated May 1, 1997 for property located at 442 Marlboro Street, located in Keene, New Hampshire.

10.57	Lease between MoreDirect.com, Inc. and Bryam Hill Realty Corporation, dated February 2001, for property located at 7300 N. Federal Highway, Boca Raton, FL.
10.58	Lease between MoreDirect.com, Inc. and Bryam Hill Realty Corporation, dated April 1, 2000, for property located at 7300 N. Federal Highway, Boca Raton, FL.
10.59	Assignment of lease dated August 27, 2002, between MoreDirect, Inc. and Robert Leone Trust, for property located at 7300 N. Federal Highway, Boca Raton, FL.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
99.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits
99.2	Certification of the Company’s Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
**	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
***	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
****	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on November 14, 2000.
*****	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
******	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
*******	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on April 1, 2002.
********	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on November 14, 2002.
(+)	Confidential treatment requested for this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.

Date: March 31, 2003

	By:	/s/ PATRICIA GALLUP
Patricia Gallup, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRUCE BARONE Bruce Barone	Director	March 31, 2003

/s/ JOSEPH BAUTE Joseph Baute	Director	March 31, 2003

/s/ PETER BAXTER Peter Baxter	Director	March 31, 2003

/s/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 31, 2003

/s/ PATRICIA GALLUP Patricia Gallup	Chairman of the Board, President and Chief Executive Officer	March 31, 2003

/s/ MARK GAVIN Mark Gavin	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ DAVID HALL David Hall	Vice Chairman and Director	March 31, 2003

I, Patricia Gallup, certify that:

1.	I have reviewed this annual report on Form 10-K of PC Connection, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003

/s/ PATRICIA GALLUP
Patricia Gallup President and Chief Executive Officer

I, Mark Gavin, certify that:

1.	I have reviewed this annual report on Form 10-K of PC Connection, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003

/s/ MARK GAVIN
Mark Gavin Senior Vice President of Finance and Chief Financial Officer

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF MANAGEMENT

Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K rests with PC Connection, Inc. and its subsidiaries (“the Company”) management. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

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

Deloitte & Touche LLP, the independent auditing firm, is retained to audit the Company’s consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with auditing standards generally accepted in the United States of America.

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

Patricia Gallup	Mark A. Gavin
President and	Sr. Vice President of Finance
Chief Executive Officer	and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Deloitte & Touche LLP

Boston, Massachusetts

January 30, 2003

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$1,797	$35,605
Restricted cash	5,000	—
Accounts receivable, net	135,314	107,163
Inventories – merchandise	52,479	57,456
Deferred income taxes	741	2,559
Income taxes receivable	1,294	1,312
Prepaid expenses and other current assets	3,278	3,013

Total current assets	199,903	207,108
Property and equipment, net	25,995	27,472
Goodwill, net	33,704	8,807
Other intangibles, net	3,746	—
Restricted cash	5,000	—
Other assets	334	258

Total Assets	$268,682	$243,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of capital lease obligation to affiliate	$200	$171
Current maturities of long-term debt	—	1,000
Accounts payable	85,493	75,399
Accrued expenses and other liabilities	12,121	10,096
Acquisition earn-out obligation	10,800	—

Total current liabilities	108,614	86,666
Capital lease obligation to affiliate, less current maturities	6,421	6,621
Deferred income taxes	3,503	3,523
Other liabilities	—	73

Total Liabilities	118,538	96,883

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 24,997 and 24,748 issued, 24,635 and 24,543 outstanding at December 31, 2002 and December 31, 2001, respectively	250	247
Additional paid-in capital	75,274	74,393
Retained earnings	76,906	73,659
Treasury stock at cost	(2,286)	(1,537)

Total Stockholders’ Equity	150,144	146,762

Total Liabilities and Stockholders’ Equity	$268,682	$243,645

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Net sales	$1,191,497	$1,186,217	$1,440,227
Cost of sales	1,062,311	1,054,631	1,264,573

Gross Profit	129,186	131,586	175,654
Selling, general and administrative expenses	121,964	117,610	123,834
Restructuring costs and other special charges	1,636	2,204	—

Income from operations	5,586	11,772	51,820
Interest expense	(1,152)	(1,179)	(2,086)
Other, net	513	1,307	589

Income before taxes	4,947	11,900	50,323
Income taxes	(1,700)	(4,521)	(19,126)

Net income	$3,247	$7,379	$31,197

Earnings per common share:
Basic	$.13	$.30	$1.30

Diluted	$.13	$.30	$1.22

Shares used in computation of earnings per common share:
Basic	24,555	24,453	24,054

Diluted	24,860	24,947	25,572

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

			Additional Paid-In Capital	Retained Earnings			Total
	Common Stock				Treasury Shares
	Shares	Amount			Shares	Amount
Balance, December 31, 1999	23,653	$237	$58,548	$35,083	—	$—	$93,868

Exercise of stock options, including income tax benefits	687	6	12,012	—	—	—	12,018
Issuance of stock under employee stock purchase plan	76	1	931	—	—	—	932
Compensation under nonstatutory stock option agreements	—	—	51	—	—	—	51
Net income and comprehensive income	—	—	—	31,197	—	—	31,197

Balance, December 31, 2000	24,416	244	71,542	66,280	—	—	138,066

Exercise of stock options, including income tax benefits	197	2	1,379	—	—	—	1,381
Issuance of stock under employee stock purchase plan	135	1	1,472	—	—	—	1,473
Net income and comprehensive income	—	—	—	7,379	—	—	7,379
Repurchase of common stock for Treasury	—	—	—	—	(205)	(1,537)	(1,537)

Balance, December 31, 2001	24,748	247	74,393	73,659	(205)	(1,537)	146,762

Exercise of stock options, including income tax benefits	108	1	371	—	—	—	372
Issuance of stock under employee stock purchase plan	141	2	510	—	—	—	512
Net income and comprehensive income	—	—	—	3,247	—	—	3,247
Repurchase of common stock for Treasury	—	—	—	—	(157)	(749)	(749)

Balance, December 31, 2002	24,997	$250	$75,274	$76,906	(362)	$(2,286)	$150,144

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$3,247	$7,379	$31,197
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	8,145	7,815	6,566
Deferred income taxes	1,475	(375)	927
Compensation under nonstatutory stock option agreements	—	—	51
Provision for doubtful accounts	7,238	10,680	9,868
(Gain)/loss on disposal of fixed assets	1	(174)	(13)
Changes in assets and liabilities:
Accounts receivable	(6,478)	6,237	(39,926)
Inventories	5,295	11,508	555
Prepaid expenses and other current assets	83	3,621	(3,295)
Other non-current assets	(48)	139	(263)
Accounts payable	(12,808)	(10,817)	(19,077)
Income tax benefits from exercise of stock options	117	242	8,193
Accrued expenses and other liabilities	(1,279)	(2,082)	1,209

Net cash provided by (used for) operating activities	4,988	34,173	(4,008)

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,075)	(6,122)	(12,581)
Proceeds from sale of property and equipment	17	269	2,074
Payment for acquisitions, net of cash acquired	(22,585)	—	(2,158)
Cash escrow funded for acquisition	(10,000)	—	—

Net cash used for investing activities	(37,643)	(5,853)	(12,665)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	69,836	44,955	583,042
Repayment of short-term borrowings	(69,836)	(44,955)	(583,042)
Repayment of notes payable	(1,000)	(1,000)	(1,000)
Repayment of capital lease obligation to affiliate	(171)	(153)	(137)
Exercise of stock options	255	1,139	3,825
Issuance of stock under employee stock purchase plan	512	1,473	932
Purchase of treasury shares	(749)	(1,537)	—

Net cash (used for) provided by financing activities	(1,153)	(78)	3,620

(Decrease) increase in cash and cash equivalents	(33,808)	28,242	(13,053)
Cash and cash equivalents, beginning of year	35,605	7,363	20,416

Cash and cash equivalents, end of year	$1,797	$35,605	$7,363

Supplemental Cash Flow Information:
Interest paid	$901	$1,092	$1,923
Income taxes paid	1,734	2,818	13,242

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. and subsidiaries (the “Company”) is a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, and networking products to business, education, government, and consumer end users located primarily in the United States. The following is a summary of significant accounting policies.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB—destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer.

We provide our customers with a limited thirty day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” based on significant historical experience. Should such returns no longer prove estimable, we believe that the impact on our financials would not necessarily be significant since the return privilege expires 30 days after shipment.

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and have been classified as “net sales.” Costs related to such shipping and handling billings are classified as “cost of sales.”

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company’s cash equivalents approximates fair value.

Accounts Receivable

Ongoing credit evaluations of our customers are performed, and credit limits are adjusted, based on payment history and customer credit-worthiness. An allowance for estimated doubtful accounts is maintained based on the

Company’s historical experience and the customer credit issues identified. Collections are monitored regularly, and the allowance is adjusted as necessary to recognize any changes in credit exposure.

Inventories—Merchandise

Inventories (all finished goods) consisting of software packages, computer systems and peripheral equipment, are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving and nonsalable inventory.

Advertising Costs and Revenues

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximate the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances and incentives. These revenues are recognized on the same basis as the catalog costs and are offset against selling, general and administrative expense on the consolidated statements of income.

Advertising costs charged to expense were $19,871, $25,847, and $27,159 for the years ended December 31, 2002, 2001, and 2000, respectively. Deferred advertising costs at December 31, 2002 exceeded deferred advertising revenues by $74, however, deferred advertising revenues at December 31, 2001 and 2000 exceeded deferred advertising costs by $228 and $110 at those respective dates.

Comprehensive Income

There are no other elements of comprehensive income in the three years ended December 31, 2002 apart from net income as reported.

Business Combinations

In June 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The principles set forth in this standard were applied to our acquisition of MoreDirect described in Note 3 to the consolidated financial statements. Previous business combinations had been accounted for under Accounting Principles Board Opinion No. 16.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is provided for both financial and income tax reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software is capitalized and amortized over lives ranging from three to five years, except that certain internally developed software is generally expensed for income tax reporting purposes. Depreciation is and has been provided using accelerated methods for property acquired prior to 1996 and on the straight-line method for property acquired thereafter. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives. We periodically evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows, and recognize an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.

We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS No. 144, among other things, modifies and updates the methodology for recognizing impairment in long-lived assets. The adoption of this standard did not have a significant impact on either the balance sheet or the statement of income.

Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill, which is not being amortized commencing in 2002 and beyond; (2) indefinite lived intangibles, which consist of certain trademarks that are not subject to amortization; and (3) amortizing intangibles, which consist of customer lists, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 2 describes the impact of accounting for the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and the annual impairment methodology that we will employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of a year should an event occur which suggests that the recoverability of goodwill should be challenged. Non-amortizing intangibles are also subject to annual impairment tests. However, the methodology employed is as described in APB Opinion No. 17, “Intangible Assets.” Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144.

Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles, are written down to their respective fair values.

Prior to 2002, we employed the impairment methodologies set forth in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” These methodologies did not differ substantially from SFAS No. 144 as they related to amortizing intangibles. Goodwill was also previously evaluated for impairment under SFAS No. 121 in 2001 and 2000. There were no impairments recorded in either year.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. “Income taxes” as presented on the Consolidated Statements of Income comprise the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers’ financial condition are performed by management on a regular basis.

During the years ended December 31, 2002, 2001, and 2000 product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 28%, 25%, and 26%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 14% of our total product purchases in both years ended December 31, 2002 and 2001, and 11% in the year ended December 31, 2000. Effective May 3, 2002, Hewlett-Packard Company (HP) completed its acquisition transaction involving Compaq Computer Corporation.

Had this acquisition been completed at the beginning of the periods presented, our purchases made directly from HP, on a pro forma basis, would have constituted 15%, 12%, and 4% of our total product purchases in the years ended December 31, 2002, 2001, and 2000, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2002, 2001, and 2000.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock where such options have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000
Numerator:
Net income	$3,247	$7,379	$31,197

Denominator:
Denominator for basic earnings per share	24,555	24,453	24,054
Effect of dilutive securities:
Employee stock options	305	494	1,518

Denominator for diluted earnings per share	24,860	24,947	25,572

Earnings per share:
Basic	$.13	$.30	$1.30

Diluted	$.13	$.30	$1.22

The following options to purchase Common Stock were excluded from the computation of diluted earnings per share for years ended December 31, 2002, 2001, and 2000 because the effect of the options on the calculation would have been anti-dilutive:

	2002	2001	2000
Anti-dilutive stock options	2,447	868	97

Stock-Based Compensation

Compensation expense associated with awards of stock or options to employees and directors is measured using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Information concerning the impact of the utilization of the fair market value model prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” is shown below:

Had we recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the years ended December 31 would have been as follows:

	2002	2001	2000
Compensation expense under intrinsic value method	$0	$0	$51
Net income, as reported	3,247	7,379	31,197
Compensation expense, under SFAS No. 123	3,021	3,747	3,304
Net income, under SFAS No. 123	1,265	5,056	29,148
Basic net income per share, as reported	.13	.30	1.30
Basic net income per share, under SFAS No. 123.05		.21	1.21
Diluted net income per share, as reported	.13	.30	1.22
Diluted net income per share, under SFAS No. 123.05		.20	1.14

The fair value of options granted prior to the consummation of the Company’s initial public offering in 1998 was estimated using the minimum value method and risk-free interest rates and expected option lives of 6% and seven years, respectively. The minimum value pricing method was designed to value stock options of non-public companies; accordingly, the minimum value method assumed zero volatility.

The Black-Scholes model was used to value options granted subsequent to the Offering using a volatility factor of 125.5%, 98.8%, and 69.0%, for 2002, 2001, and 2000, respectively, estimated option lives of four years, and a risk-free interest rate of 2.8% for 2002, 4.0% for 2001, and 6.4% for 2000. We believe that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

Share Repurchase Authorization

We announced on March 28, 2001 that our Board of Directors authorized the spending of up to $15,000 to repurchase the Company’s common stock. Share purchases will be made in the open market from time to time depending on market conditions. We have repurchased 362,267 shares for $2,286 as of December 31, 2002 and 205,000 shares for $1,537 as of December 31, 2001, which are reflected as treasury stock on the consolidated balance sheet.

Recently Issued Financial Accounting Pronouncements

In June 2002, the Financial Accounting Standards board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the fiscal year ended December 31, 2002. We do not expect to change to the fair value based method, therefore, SFAS No. 148 will not have a material effect on our results of operations or financial position. The disclosure provisions of SFAS No. 148 have been adopted currently.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” which addresses the income statement characterization of consideration given by a vendor to a customer and provides guidance on recognizing and measuring sales incentives. EITF Issue No. 01-09 is effective for fiscal year 2003. We have not yet determined the impact, if any, of adopting this guidance.

In November 2002, the EITF reached a final consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues, as follows: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller’s income statement, unless the consideration is a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized as a reduction of cost of sales only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. The provisions of EITF 02-16 will be effective for our fiscal year beginning January 1, 2003. We have not yet determined the impact, if any, of adopting this newly issued guidance.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these new disclosures are included in Note 13 to the consolidated financial statements. It is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on our results of operations or financial position.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 required, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. It also required a January 1, 2002 reassessment of the recoverability of the goodwill that was carried on our financial statements. SFAS No. 142 also includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We completed the initial impairment review required by SFAS No. 142 in June 2002 and have determined that our goodwill and intangible assets were not impaired.

We ceased amortization of goodwill and indefinite-lived intangibles in 2002 in connection with our adoption of SFAS No. 142. The following is a reconciliation of reported net income to adjusted net income for 2002 and 2001, taking into account the cessation of goodwill amortization:

	Year Ended December 31,
	2002	2001	2000
Reported net income	$3,247	$7,379	$31,197
Add back goodwill amortization (net of taxes)	—	457	436

Adjusted net income	$3,247	$7,836	$31,633

Diluted earnings per share:

Reported net income	$.13	$.30	$1.22
Add back goodwill amortization (net of taxes)	—	.01	.02

Adjusted net income	$.13	$.31	$1.24

Intangible assets subject to amortization, consisting of customer lists were $2,556 and $0 at December 31, 2002 and December 31, 2001 (net of accumulated amortization of $264 and $0, respectively). Intangible assets not subject to amortization are as follows:

	December 31,
	2002	2001
Goodwill	$33,704	$8,807	(1)
Trademarks	1,190	0

(1)	Amortization of goodwill ceased with the adoption of SFAS No. 142 on January 1, 2002.

For the years ended December 31, 2002, 2001, and 2000, the Company recorded amortization expense of $264, $738, and $704, respectively.

A rollforward of goodwill is as follows:

Balance, January 1, 2001, net	$9,509
Amortization expense	(702)

Balance, December 31, 2001	8,807
MoreDirect acquisition April 5, 2002	14,097
MoreDirect contingent consideration	10,800

Balance, December 31, 2002	$33,704

The estimated amortization expense relating to customer lists for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2003	$353
2004	353
2005	353
2006	353
2007	353
2008 and thereafter	791

3.    ACQUISITIONS

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. (MoreDirect). The acquisition of MoreDirect provides PC Connection a premier e-procurement supplier of information technology (IT) products for medium-to-large corporate and government organizations nationwide. MoreDirect’s Internet-based system enables corporate and government customers to efficiently source, evaluate, purchase, and track a wide variety of IT products.

Under the terms of the agreement, all outstanding stock options of MoreDirect were cashed out for approximately $4,100, which was funded by us, and we paid the sole shareholder of MoreDirect approximately $18,000 in cash at closing. MoreDirect also distributed approximately $7,900 to its sole shareholder from available cash balances for previously taxed but undistributed S Corporation earnings. In addition we will pay additional cash to the MoreDirect shareholder based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. Under the merger agreement, earn-out payments are tied to earnings before income tax (EBIT) levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67,106 assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payments would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may “buy-out” the remaining earn-out payments for amounts which vary during the term of the earn-out. We accrued a liability to the MoreDirect shareholder for $10,800 in earn-out consideration for the year ended December 31, 2002. Certain portions of the contingent payments may be converted into our common stock at specified conversion prices between $20.90 and $40.00 per share. We also escrowed $10,000 in cash at closing to fund a portion of these contingent payments, of which $5,000 will be used to satisfy a portion of the liability at December 31, 2002. Acquisition costs of $600 have been included in the purchase price.

The transaction was accounted for by the purchase method, and accordingly, MoreDirect’s results of operations are included in our consolidated financial statements only for periods after April 5, 2002.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition. The fair values of certain intangible assets were determined through a third party valuation.

At April 5, 2002
Current assets	$29,675
Property, plant and equipment and other assets	1,587
Intangible assets	4,010
Goodwill	14,097

Total acquired	49,369
Less current liabilities	26,669

Net assets acquired	22,700
Less cash acquired	115

Purchase price for acquisition, net of cash acquired	$22,585

Of the $4,010 of acquired intangible assets, $1,190 was assigned to registered trademarks that are not subject to amortization. The remaining $2,820 of acquired intangible assets represents customer relationships (8 year weighted-average useful life).

The $14,097 of goodwill was assigned to the Large Corporate Accounts segment. All of this goodwill is expected to be deductible for tax purposes as a result of this acquisition.

The following unaudited pro forma information presents the results of our operations as if the acquisition of MoreDirect had taken place as of the beginning of the periods presented:

	Twelve Months Ended December 31,
	2002	2001
Net revenue	$1,246,007	$1,405,220
Net income	4,657	11,667

Earnings per share:
Basic	$0.19	$0.48

Diluted	$0.19	$0.47

4.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2002	2001
Trade	$131,024	$105,441
Co-op advertising	4,111	6,242
Vendor returns, rebates and other	6,788	4,657

Total	141,923	116,340
Less allowances for:
Sales returns	(1,467)	(1,745)
Doubtful accounts	(5,142)	(7,432)

Accounts receivable, net	$135,314	$107,163

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2002	2001
Facilities under capital lease	$7,215	$7,215
Leasehold improvements	5,799	5,406
Furniture and equipment	28,595	27,166
Computer software, including licenses and internally-developed software	26,730	22,050
Automobiles	140	269

Total	68,479	62,106
Less accumulated depreciation and amortization	42,484	34,634

Property and equipment, net	$25,995	$27,472

6.    RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, we recorded a $750 charge in settlement costs and legal fees related to this matter. In 2002, we reduced our staff by approximately 24 individuals, or less than 2% of our workforce. We recorded a charge of $886 related to these staff reductions. This staff reduction was completed in September 2002. Liabilities at December 31, 2002 and 2001 are included in accrued expenses and other liabilities on the balance sheet.

In 2001, we recorded a charge of $1,510 related to staff reductions and took a charge of $694 associated with proposed acquisitions abandoned during the year.

A rollforward of restructuring costs and other special charges for the twelve months ended December 31, 2002 and 2001 is shown below. There were no changes in estimates in the interim periods.

	Workforce Reductions	Litigation Settlement	Abandoned Acquisition	Total
Balance January 1, 2001	$—	$—	$—	$—
Charges	1,510	—	694	2,204
Cash payments	(1,085)	—	(694)	(1,779)

Balance December 31, 2001	425	—	—	425

Charges	886	750	—	1,636
Cash payments	(1,103)	(750)	—	(1,853)

Balance December 31, 2002	$208	$—	$—	$208

7.    BANK BORROWINGS

In May 2002, we entered into a $45 million credit facility secured by substantially all of our business assets. In July 2002, as required under the terms of the credit facility, an additional lender committed to fund $10 million of the $45 million facility. Amounts outstanding under this facility bear interest at the prime rate (4.25% at December 31, 2002). The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at December 31, 2002 was only 0.19 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation and Amortization). Borrowing availability under the agreement is further limited to twice the amount of EBITDA for the trailing four quarters; such availability was $37.9 million at December 31, 2002.

No borrowings were outstanding under this credit facility at December 31, 2002. The credit facility matures on June 30, 2004, at which time amounts outstanding become due.

Certain information with respect to short-term borrowings were as follows:

	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
Year ended December 31,
2002	4.1%	$10,408	$1,038
2001	5.9	6,267	197
2000	8.2	55,000	9,567

8.    TRADE CREDIT ARRANGEMENTS

At December 31, 2002 and 2001, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At December 31, 2002 and 2001, accounts payable included $3,559 and $6,374, respectively, owed to these financial institutions.

9.    CAPITAL LEASE

In November 1997, we entered into a fifteen-year lease for our corporate headquarters with an affiliated company related to the Company through common ownership. We occupied the facility upon completion of construction in late November 1998, and the lease payments commenced in December 1998.

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

The net book value of capital lease assets was $5,251 and $5,732 as of December 31, 2002 and 2001, respectively.

Future aggregate minimum annual lease payments under this lease at December 31, 2002 are as follows:

Year Ending December 31	Payments
2003	$921
2004	1,025
2005	1,025
2006	1,025
2007	1,025
2008 and thereafter	6,637

Total minimum payments (excluding taxes, maintenance and insurance)	11,658
Less amount representing interest	5,037

Present value of minimum lease payments	6,621
Less current maturities (excluding interest)	200

Long-term portion	$6,421

10.    STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorized the issuance of up to 10,000,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, redemption privileges and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 2002 and 2001.

Incentive and Non-Statutory Stock Option Plans

In December 1993, the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the “1993 Plan”). Under the terms of the 1993 Plan, the Company is authorized to make awards of restricted stock and to grant incentive and non-statutory options to employees of, and consultants and advisors to, the Company to purchase shares of the Company’s stock. A total of 1,686,245 shares of the Company’s Common Stock was authorized for issuance upon exercise of options granted or awards made under the 1993 Plan. Options vest over varying periods up to four years and have contractual lives up to ten years.

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”), which became effective on the closing of the Company’s initial public offering in 1998. The 1997 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and awards of restricted stock and unrestricted stock. A total of 3,600,000 shares have been reserved for issuance under this Plan.

Information regarding the 1993 and 1997 Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding, December 31, 1999	2,822,610	7.93
Granted	626,415	30.27	15.78
Exercised	(687,653)	5.56
Forfeited	(111,864)	13.35

Outstanding, December 31, 2000	2,649,508	13.61

Granted	776,367	13.01	9.14
Exercised	(197,134)	5.78
Forfeited	(334,929)	18.53

Outstanding December 31, 2001	2,893,812	13.40

Granted	485,300	6.63	5.36
Exercised	(108,421)	5.52
Forfeited	(721,115)	14.42

Outstanding December 31, 2002	2,549,576	12.29

The following table summarizes the status of outstanding stock options as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range	No. of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	No. of Shares	Weighted Average Exercise Price
$.51	255,693	1.40	$.51	255,693	$.51
$3.81—$5.44	376,995	8.31	4.64	76,395	3.81
$6.80	17,500	9.90	6.80	0	0
$8.92	178,001	6.73	8.92	127,604	8.92
$9.71—$10.99	359,952	8.85	10.30	50,722	10.59
$11.67	455,006	5.23	11.67	427,442	11.67
$11.83—$16.83	533,749	8.31	14.07	140,374	14.00
$18.33—$34.83	255,445	7.17	20.04	130,176	20.03
$51.81	99,235	7.54	51.81	49,940	51.81
$52.75—$62.19	18,000	7.64	53.54	9,000	53.54

$.51—$62.19	2,549,576	6.97	$12.29	1,267,346	$11.62

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of Common Stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the offering period, whichever is lower. An aggregate of 537,500 shares of Common Stock has been reserved for issuance under the Purchase Plan, of which 420,536 shares were purchased.

11.    INCOME TAXES

The 2002, 2001, and 2000 provision for income taxes consisted of the following:

	Years Ended December 31,
	2002	2001	2000
Paid or currently payable:
Federal	$(142)	$4,510	$16,673
State	367	386	1,526

Total current	225	4,896	18,199

Deferred:
Federal	1,567	(345)	853
State	(92)	(30)	74

Net deferred	1,475	(375)	927

Net provision	$1,700	$4,521	$19,126

The components of the deferred taxes at December 31, 2002 and 2001 are as follows:

	2002	2001
Current:
Provisions for doubtful accounts	$1,256	$2,824
Inventory costs capitalized for tax purposes	160	93
Inventory and sales returns reserves	463	586
Deductible expenses, primarily employee-benefit related	75	120
Other	(1,213)	(1,064)

Net deferred tax asset	741	2,559

Non-Current:
Compensation under non-statutory stock option agreements	339	409
State tax credit carryforward	600	—
Excess of book value over the basis of goodwill and other intangibles	(462)	—
Excess of book basis over tax basis of property and equipment	(3,980)	(3,932)

Net deferred tax liability	(3,503)	(3,523)

Net deferred tax liability	$(2,762)	$(964)

The reconciliation of the Company’s 2002, 2001, and 2000 income tax provision to the statutory federal tax rate is as follows:

	2002	2001	2000
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8	3.0	2.5
State tax credits carried forward, net of federal tax	(5.9)	—	—
Nondeductible expenses	0.2	0.1	0.4
Other—net	0.2	(0.1)	0.1

Effective income tax rate	34.3%	38.0%	38.0%

State tax credit carryforwards are offsettable against future state income taxes and expire as follows:

2006	$150
2007	450

$600

12.    EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2002, 2001, or 2000. The Company made matching contributions to the employee savings element of the plan of $614, $513, and $592 in 2002, 2001, and 2000, respectively.

13.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office facilities from our principal stockholders under 20-year noncancelable operating leases. The lease agreement for one facility requires the Company to pay all real estate taxes and insurance premiums related thereto. We also lease several other buildings from our principal stockholders on a month-to-month basis.

In addition, we lease office, distribution facilities and equipment from unrelated parties with remaining terms of one to six years.

Future aggregate minimum annual lease payments under these leases at December 31, 2002 are as follows:

Year Ending December 31	Related Parties	Others	Total
2003	$150	$3,813	$3,963
2004	150	2,542	2,692
2005	150	492	642
2006	150	93	243
2007	146	—	146
2008 and thereafter	99	—	99

Total rent expense aggregated $5,732, $5,656, and $3,936 for the years ended December 31, 2002, 2001, and 2000, respectively, under the terms of the leases described above. Such amounts included $173, $179, and $169 in 2002, 2001, and 2000, respectively, paid to related parties.

Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. Currently, an audit is being conducted on our General Services Administration (“GSA”) contract for the period May 1, 1997 to March 31, 2002. Where appropriate, we provide accruals for resolution of certain known and estimable disputes. We believe that these accruals are sufficient to cover these governmental audit exposures.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. (MoreDirect). Under the terms of the agreement, we will pay additional cash to the MoreDirect shareholder based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. Under the merger agreement, earn-out payments are tied to earnings before income tax (EBIT) levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67,106, assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payments would be required under the earn-out provision of the merger agreement. At any time during the earn-out period, we may “buy-out” the remaining earn-out payments for amounts which vary during the term of the earn-out. We accrued a liability to the MoreDirect shareholder for $10,800 in earn-out consideration for the year ended December 31, 2002. Certain portions of the contingent payments may be converted into our common stock at specified conversion prices between $20.90 and $40.00 per share. We also escrowed $10,000 in cash at closing to fund a portion of these contingent payments, of which $5,000 will be used to satisfy a portion of the liability at December 31, 2002.

14.    OTHER RELATED PARTY TRANSACTIONS

As described in Notes 9 and 13, we have leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to the Company through common ownership.

	Years Ended December 31
	2002	2001	2000
Revenue:
Sales of various products	$3	$3	$3
Sales of services to affiliated companies	132	148	300
Costs:
Purchase of services from affiliated companies	1	1	9

15.    SEGMENT AND RELATED DISCLOSURES

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements.

In January 2002 we reorganized our operations to create two reportable operating segments — the “Public Sector” segment, which serves federal, state and local governmental organizations and educational institutions, and the “SMB” segment which services small- and medium-sized businesses, as well as consumers. In April 2002, we acquired MoreDirect, Inc.—the “Large Corporate Accounts” segment, which serves medium-to-large corporations.

Segment information applicable to our reportable operating segments for the year ended December 31, 2002 is shown below:

	Year Ended December 31, 2002
	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$703,505	$293,938	$194,054	$—	$1,191,497
Transfers between segments	203,199	—	—	(203,199)	—

Net sales	$906,704	$293,938	$194,054	$(203,199)	$1,191,497

Operating income (loss)	$(1,085)	$(3,619)	$10,290	$—	$5,586
Interest and other—net	(696)	24	33	—	(639)

Income (loss) before taxes	$(1,781)	$(3,595)	$10,323	$—	$4,947

Total assets	$187,161	$83,389	$76,144	$(78,012)	$268,682
Goodwill, net	$1,173	$7,634	$24,897	$—	$33,704

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

In 2001 we had only one reportable operating segment. It is impractical for us to restate prior year balances, except for sales, into the operating segments established in 2002. Senior management monitored revenue in 2002, 2001, and 2000 by sales channel (Outbound Telemarketing and Field Sales, Inbound Telesales, and Online Internet) and product mix (Notebooks, Desktops and Servers, Storage Devices, Software, Networking Communications, Printers, Video and Monitors, Memory, and Accessories and Other).

Net sales by segment, sales channel, and product mix are presented below:

	Years Ended December 31,
	2002	2001	2000
Segment (excludes transfers between segments)
SMB	$703,505	$896,164	$1,197,482
Public Sector	293,938	290,053	242,745
Large Accounts	194,054	—	—

Total	$1,191,497	$1,186,217	$1,440,227

Sales Channel
Outbound Telemarketing and Field Sales	$922,694	$942,735	$1,090,704
Inbound Telesales	87,085	140,463	236,557
Online Internet	181,718	103,019	112,966

Total	$1,191,497	$1,186,217	$1,440,227

Product Mix
Notebooks	$184,204	$256,259	$362,090
Desktop/Servers	179,437	146,590	210,005
Storage Devices	111,893	116,308	138,688
Software	162,932	159,199	149,098
Networking Communications	100,335	107,513	112,346
Printers	108,844	97,632	102,439
Video & Monitors	115,603	106,601	116,922
Memory	42,241	33,682	58,108
Accessories/Other	186,008	162,433	190,531

Total	$1,191,497	$1,186,217	$1,440,227

Included in the product mix sales are enterprise networking product sales of $267,000, $235,000, and $251,000 for the years ended December 2002, 2001, and 2000, respectively.

Substantially, all of our net sales in 2002, 2001, and 2000 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 2002, 2001, and 2000. All of our assets at December 31, 2002 and 2001 were located in the United States. Our primary target customers are small- to medium-size businesses (“SMBs”) comprised of 20 to 1,000 employees, federal, state and local governmental agencies, educational institutions and medium-to-large corporate accounts. No single customer other than federal government accounted for more than 4% of total net sales in 2002. Net sales to the federal government in 2002, 2001, and 2000 were $156,400, $164,500, and $129,000, or 13.1%, 13.9%, and 9.0% of total net sales, respectively.

16.    SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 2001. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See “Factors That May Affect Future Results and Financial Condition—Historical Net Losses; Variability of Quarterly Results.”

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002

Net sales	$237,120	$291,188	$341,039	$322,150
Cost of sales	212,170	259,864	303,869	286,408

Gross profit	24,950	31,324	37,170	35,742
Selling, general and administrative expenses	27,478	30,609	32,625	31,252
Restructuring costs and other special charges	813	105	718	—

Income (loss) from operations	(3,341)	610	3,827	4,490
Interest expense	(242)	(296)	(297)	(317)
Other, net	195	132	94	92

Income (loss) before income taxes	(3,388)	446	3,624	4,265
Income tax (provision) credit	1,288	(169)	(1,418)	(1,401)

Net income (loss)	$(2,100)	$277	$2,206	$2,864

Weighted average common shares outstanding:
Basic	24,551	24,553	24,533	24,583

Diluted	24,551	24,833	24,789	24,850

Earnings per common share:
Basic	$(.09)	$.01	$.09	$.12

Diluted	$(.09)	$.01	$.09	$.12

	Quarters Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net sales	$303,310	$296,386	$312,885	$273,636
Cost of sales	267,896	263,625	279,352	243,758

Gross profit	35,414	32,761	33,533	29,878
Selling, general and administrative expenses	30,476	30,617	29,117	27,400
Restructuring costs and other special charges	851	—	1,200	153

Income from operations	4,087	2,144	3,216	2,325
Interest expense	(377)	(277)	(264)	(261)
Other, net	288	396	357	266

Income before income taxes	3,998	2,263	3,309	2,330
Income tax provision	(1,518)	(861)	(1,257)	(885)

Net income	$2,480	$1,402	$2,052	$1,445

Weighted average common shares outstanding:
Basic	24,417	24,422	24,506	24,467

Diluted	24,931	24,994	24,921	24,931

Earnings per common share:
Basic	$.10	$.06	$.08	$.06

Diluted	$.10	$.06	$.08	$.06

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions- Write-Offs	Other		Balance at End of Period
Allowance for Sales Returns
Year Ended December 31, 2000	$3,717	$67,321		$(67,446)	$—		$3,592
Year Ended December 31, 2001	3,592	52,969		(54,816)	—		1,745
Year Ended December 31, 2002	1,745	34,722		(35,459)	459	(2)	1,467

Allowance for Doubtful Accounts
Year Ended December 31, 2000	3,933	9,868	(1)	(8,265)	—		5,536
Year Ended December 31, 2001	5,536	10,680	(1)	(8,784)	—		7,432
Year Ended December 31, 2002	7,432	7,238	(1)	(10,525)	997	(2)	5,142

Inventory Valuation Reserve
Year Ended December 31, 2000	1,841	5,651		(5,792)	—		1,700
Year Ended December 31, 2001	1,700	5,808		(6,308)	—		1,200
Year Ended December 31, 2002	1,200	4,877		(4,827)	20	(2)	1,270

(1)	Additions to the provision for doubtful accounts include charges to advertising and cost of sales aggregating $665, $1,981, and $2,863 for the years ended December 31, 2002, 2001, and 2000, respectively. Such allowances relate to receivables under cooperative arrangements with vendors.
(2)	Acquisition of MoreDirect subsidiary on April 5, 2002.

S-1