Form 10-Q
period 2003-03-31
PC CONNECTION INC
filed 2003-05-14
CIK 1050377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-23827

PC CONNECTION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0513618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 MILFORD ROAD,
MERRIMACK, NEW HAMPSHIRE	03054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(603) 423-2000

Indicate by check mark (✓) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         ✓                                 NO

Indicate by check mark (✓) whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended.

YES                                             NO         ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of May 6, 2003 was 24,659,997.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002, and the condensed consolidated statement of changes in stockholders’ equity for the three month period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2003 we expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph relating to the change in fiscal 2002 in the method of accounting for goodwill and intangible assets. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

April 18, 2003

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,271	$1,797
Restricted cash	—	5,000
Accounts receivable, net	121,553	135,314
Inventories—merchandise	56,780	52,479
Deferred income taxes	1,044	741
Income taxes receivable	2,171	1,294
Prepaid expenses and other current assets	3,193	3,278

Total current assets	191,012	199,903
Property and equipment, net	24,601	25,995
Goodwill, net	33,704	33,704
Other intangibles, net	3,658	3,746
Restricted cash	5,000	5,000
Other assets	290	334

Total assets	$258,265	$268,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$234	$200
Accounts payable	82,574	85,493
Accrued expenses and other liabilities	14,575	12,121
Acquisition earn-out obligation	—	10,800

Total current liabilities	97,383	108,614
Capital lease obligation to affiliate, less current maturities	6,341	6,421
Deferred income taxes	2,745	3,503

Total liabilities	106,469	118,538

Stockholders’ Equity:
Common stock	250	250
Additional paid-in capital	75,351	75,274
Retained earnings	78,481	76,906
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	151,796	150,144

Total liabilities and stockholders’ equity	$258,265	$268,682

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Net sales	$283,527	$237,120
Cost of sales	251,052	212,170

Gross profit	32,475	24,950
Selling, general and administrative expenses	29,639	27,478
Restructuring costs and other special charges	—	813

Income (loss) from operations	2,836	(3,341)
Interest expense	(303)	(242)
Other, net	44	195

Income (loss) before taxes	2,577	(3,388)
Income tax (provision) credit	(1,002)	1,288

Net income (loss)	$1,575	$(2,100)

Weighted average common shares outstanding:
Basic	24,651	24,551

Diluted	24,920	24,551

Earnings (loss) per common share:
Basic	$.06	$(.09)

Diluted	$.06	$(.09)

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2003

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—December 31, 2002	24,997	$250	$75,274	$76,906	(362)	$(2,286)	$150,144
Exercise of stock options, including income tax benefits	25	—	77	—	—	—	77
Net income	—	—	—	1,575	—	—	1,575

Balance—March 31, 2003	25,022	$250	$75,351	$78,481	(362)	$(2,286)	$151,796

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$1,575	$(2,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,230	1,703
Deferred income taxes	(1,061)	200
Provision for doubtful accounts	800	1,684
Gain on disposal of fixed assets	—	(3)
Changes in assets and liabilities:
Accounts receivable	12,961	15,908
Inventories	(4,301)	12,032
Prepaid expenses and other current assets	(792)	(2,030)
Other non-current assets	44	(336)
Accounts payable	(2,919)	(16,206)
Income tax benefits from exercise of stock options	49	17
Accrued expenses and other liabilities	2,470	(2,039)

Net cash provided by operating activities	11,056	8,830

Cash Flows from Investing Activities:
Purchases of property and equipment	(764)	(2,089)
Proceeds from sale of property and equipment	—	9
Payment of acquisition earn-out obligation	(10,800)	—
Decrease in restricted cash	5,000	—

Net cash used for investing activities	(6,564)	(2,080)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	43,595	2,847
Repayment of short-term borrowings	(43,595)	(2,847)
Repayment of capital lease obligation to affiliate	(46)	(40)
Repayment of notes payable	—	(500)
Exercise of stock options	28	80

Net cash used for financing activities	(18)	(460)

Increase in cash and cash equivalents	4,474	6,290
Cash and cash equivalents, beginning of period	1,797	35,605

Cash and cash equivalents, end of period	$6,271	$41,895

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and subsidiaries (“PCC”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three months ended March 31, 2003 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2003.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in January 2002. We completed the initial impairment review required by SFAS No. 142 in June 2002 and determined that our goodwill and intangible assets were not impaired. We have designated January 1 of each year as the date we intend to perform our annual impairment tests relative to goodwill. This test was completed in the first quarter of 2003 and no impairment was recorded.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller’s income statement, unless the consideration is a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized as a reduction of cost of sales only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. The provisions of EITF 02-16 are effective for our fiscal year beginning January 1, 2003. The recognition and measurement provisions of EITF 02-16 did not have a material effect on our results of operations or financial position.

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB—destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer.

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. Should such returns no longer prove estimable, we believe that the impact on our financials would not necessarily be significant since the return privilege expires 30 days after shipment.

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and have been classified as “net sales.” Costs related to such shipping and handling billings are classified as “cost of sales.”

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation—Cont’d.

Restricted—Cash

In connection with the acquisition of MoreDirect, Inc. (see Note 6—Acquisition of MoreDirect, Inc.), a $10,000 cash escrow was established to fund a portion of the contingent consideration. $5,000 of these escrowed funds were used in the first quarter of 2003 to satisfy a portion of the earn-out obligation payable by PC Connection.

Intangible Assets

Intangible assets subject to amortization, consisting of customer lists were $2,468 and $2,556 at March 31, 2003 and December 31, 2002 (net of accumulated amortization of $352 and $264, respectively). Intangible assets not subject to amortization are as follows:

	March 31, 2003		December 31, 2002
Goodwill	$33,704	(1)	$33,704	(1)
Trademarks	1,190		1,190

(1)	Amortization of goodwill ceased with the adoption of SFAS No. 142 on January 1, 2002.

For the three months ended March 31, 2003 and 2002, we recorded amortization expense of $88 and $0, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2003	$265	(A)
2004	353
2005	353
2006	353
2007	353
2008 and thereafter	791

(A)	Represents estimated amortization expense for the nine months ending December 31, 2003.

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

Stock-Based Compensation

Compensation expense associated with awards of stock options to employees and directors is measured using the intrinsic value method.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation—Cont’d.

Had we recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income (loss) and diluted net income (loss) per share for the periods indicated would have been as follows:

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$1,575	$(2,100)
Additional compensation expense, under SFAS No. 123	718	755
Net income (loss), under SFAS No. 123	1,136	(2,596)
Basic net income (loss) per share, as reported	.06	(.09)
Basic net income (loss) per share, under SFAS No. 123.04		(.11)
Diluted net income (loss) per share, as reported	.06	(.09)
Diluted net income (loss) per share, under SFAS No. 123.04		(.11)

The fair value of options granted prior to the consummation of our initial public offering in 1998 was estimated using the minimum value method and risk-free interest rates and expected option lives of 6% and seven years, respectively. The minimum value pricing method was designed to value stock options of non-public companies; accordingly, the minimum value method assumed zero volatility.

The Black-Scholes model was used to value options granted subsequent to the initial public offering. For the period ended March 31, 2002, a volatility factor of 46.7%, estimated option lives of four years, and a risk-free interest rate of 2.8% was used. There were no stock options granted in the three months ending March 31, 2003. We believe that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

Note 2—Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income (loss)	$1,575	$(2,100)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	24,651	24,551
Dilutive effect of unexercised employee stock options:	269	—

Denominator for diluted earnings per share	24,920	24,551

Earnings (loss) per share:
Basic	$.06	$(.09)

Diluted	$.06	$(.09)

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 2–Earnings (Loss) Per Share—Cont’d.

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended March 31,
	2003	2002
Anti-dilutive stock options	1,878	2,883

Note 3–Reporting Comprehensive Income

We have no other comprehensive income in any of the periods presented. Accordingly, a separate statement of comprehensive income is not presented.

Note 4–Segment and Related Disclosures

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on its “reportable operating segments” in its annual and interim financial statements.

We currently operate in three reportable operating segments – the “Public Sector” segment, which contains federal, state and local governmental organizations, and educational institutions, the “SMB” segment, which contains small- and medium-sized business, as well as consumers and the “Large Corporate Accounts” segment which serves medium-to-large corporations. This latter segment came into existence in April 2002, when we acquired MoreDirect, Inc. This segment, accordingly, has no reported results in the first quarter of 2002.

Segment information applicable to the Company’s reportable operating segments for the three months ended March 31, 2003 and 2002 is shown below:

	March 31, 2003
	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$178,640	$52,632	$52,255	$—	$283,527
Transfers between segments	39,520	—	—	(39,520)	—

Net sales	$218,160	$52,632	$52,255	$(39,520)	$283,527

Operating income (loss) before allocations	$13,118	$1,736	$3,456	$(15,474)	$2,836
Allocations	12,528	2,785	161	(15,474)	—

Operating income (loss)	590	(1,049)	3,295	—	2,836
Interest and other – net	(222)	(41)	4	—	(259)

Income (loss) before taxes	$368	$(1,090)	$3,299	$—	$2,577

Total assets	$201,824	$63,479	$73,588	$(80,626)	$258,265

Goodwill, net	$1,173	$7,634	$24,897	$—	$33,704

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 4—Segment and Related Disclosures—Cont’d.

	March 31, 2002
	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$187,643	$49,477	$—	$—	$237,120
Transfers between segments	33,258	—	—	(33,258)	—

Net sales	$220,901	$49,477	$—	$(33,258)	$237,120

Operating income (loss) before allocations	$9,314	$1,008	$—	$(13,663)	$(3,341)
Allocations	11,399	2,264	—	(13,663)	—

Operating loss	(2,085)	(1,256)	—	—	(3,341)
Interest and other—net	(63)	16	—	—	(47)

Loss before taxes	$(2,148)	$(1,240)	$—	$—	$(3,388)

Total assets	$199,092	$59,491	$—	$(35,589)	$222,994

Goodwill, net	$1,173	$7,634	$—	$—	$8,807

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

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended March 31,
	2003	2002
Segment (excludes transfers between segments)
SMB	$178,640	$187,643
Public Sector	52,632	49,477
Large Accounts	52,255	—

Total	$283,527	$237,120

Sales Channel
Outbound Telemarketing and Field Sales	$215,586	$180,112
Inbound Telesales	18,690	28,593
Online Internet	49,251	28,415

Total	$283,527	$237,120

Product Mix
Notebooks	$50,605	$36,969
Desktop/Servers	41,920	34,594
Storage Devices	28,091	24,404
Software	32,686	33,669
Networking Communications	22,814	20,899
Printers	24,518	20,819
Videos & Monitors	26,873	22,779
Memory	10,247	7,475
Accessories/Other	45,773	35,512

Total	$283,527	$237,120

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 4—Segment and Related Disclosures—Cont’d.

Substantially all of our net sales for the quarters ended March 31, 2003 and 2002 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective quarters. All of our assets at March 31, 2003 and December 31, 2002 were located in the United States. Our primary target customers are small- to medium-sized businesses (“SMBs”) comprised of 20 to 1,000 employees, federal, state and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 4% of total net sales in the three months ended March 31, 2003 and 2002. Net sales to the federal government accounted for $22.5 million, or 7.9% of total net sales for the three months ended March 31, 2003, and $23.8 million, or 10.0% of total net sales for the three months ended March 31, 2002.

Note 5—Restructuring Costs and Other Special Charges

We did not record any restructuring costs and other special charges in the three months ended March 31, 2003.

On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, we recorded a $750 charge in settlement costs and legal fees related to this matter. In addition, we recorded $63 in workforce reduction charges in the three months ended March 31, 2002.

A rollforward of restructuring reserves for the three months ended March 31, 2003 is shown below. These reserves originally arose as a result of workforce reductions in 2001 and 2002. There were no changes in estimates in the interim periods.

Workforce Reductions
Balance December 31, 2002	$208
Charges	—
Cash payments	(107)

Balance March 31, 2003	$101

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3.

Note 6—Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. (MoreDirect). Our annual report on Form 10-K details this transaction. We have paid contingent consideration of $10,800 to the sole shareholder of MoreDirect in early 2003. This amount had been accrued for as of December 31, 2002. The shareholder continues to be eligible to earn additional consideration based on earnings before income tax targets over the next two years. The maximum incremental payments to be made under this arrangement are approximately $56,300.

The transaction was accounted for by the purchase method, and accordingly, MoreDirect’s results of operations are included in our consolidated financial statements only for periods after April 5, 2002.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

The following unaudited pro forma information presents the results of our operations as if the acquisition of MoreDirect had taken place as of the beginning of the period presented:

Three Months Ended March 31,
2002
Net revenue	$288,378
Net loss	(784)
Loss per share:
Basic	$(.03)

Diluted	$(.03)

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of changes in market demand and the overall level of economic activity, or in the level of business investment in information technology products, competitive products and pricing, product availability and market acceptance, new products, fluctuations in operating results and other risks detailed under the caption, “Factors That May Affect Future Results and Financial Condition” set forth below. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. More specifically, the statements in this report concerning our outlook for the balance of 2003 and the statements concerning our gross margin percentage and selling and administrative costs and other statements of a non-historical basis (including statements regarding implementing strategies for future growth, our ability to regain our model of profitable growth and the expected benefits of our electronic commerce strategy) are forward-looking statements that involve certain risks and uncertainties. Such risks and uncertainties include the ability to realize market demand for and competitive pricing pressures on the products and services marketed by us, the continued acceptance of our distribution channel by vendors and customers, continuation of key vendor relationships and support programs and our ability to hire and retain qualified sales account managers and other essential personnel. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the SEC.

General

PC Connection was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers. The founders’ goal was to provide consumers with superior service and high quality branded products at competitive prices. Currently, we offer a wide range of information technology products and services – including computer systems, software and peripheral equipment, networking communications and other products and accessories. We operate through three primary business segments (a) consumers and small- to medium-sized businesses through our PC Connection Sales subsidiaries, (b) federal, state and local government and educational institutions through our GovConnection subsidiary and (c) large corporate accounts through our MoreDirect, Inc. subsidiary. We generate sales through (i) outbound telemarketing and field sales by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to our catalogs and other advertising and (iii) our Internet Web sites.

The weakness in demand for information technology products experienced by us in 2002 continued through the first quarter of 2003 resulting in overall conservative buying patterns by customers, order deferrals by customers, and longer sales cycles.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB – destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

General—Cont’d.

recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. Should such returns no longer prove estimable, we believe that the impact on our financials would not necessarily be significant since the return privilege expires 30 days after shipment.

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

Value of Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles and goodwill. An impairment review is undertaken on (1) an annual basis for assets such as goodwill and indefinite lived intangible assets; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows emanating from such assets may be diminished. We may review the carrying value of all these assets based partly on our projections of anticipated cash flows—projections which are, in part, dependent upon anticipated market conditions, operational performance and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

Over the last several years, we have incurred no significant impairment charges. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially effect our valuations and result in impairment charges against the carrying value of those assets.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

General—Cont’d.

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

Results of Operations

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002.

The following table sets forth for the periods indicated information derived from our statements of operations expressed as a percentage of net sales.

	Three Months Ended March 31,
	2003	2002
Net sales (in millions)	$283.5	$237.1

Net sales	100.0%	100.0%
Gross profit	11.5	10.5
Selling, general and administrative expenses	10.5	11.6
Restructuring and other special charges	—	0.3
Income (loss) from operations	1.0	(1.4)

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Results of Operations—Cont’d.

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended March 31,
	2003	2002
Segment (excludes transfers between segments)
SMB	63%	79%
Public Sector	19	21
Large Accounts	18	—

Total	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	76%	76%
Inbound Telesales	7	12
Online Internet	17	12

Total	100%	100%

Product Mix
Notebooks	18%	15%
Desktop/Servers	15	15
Storage Devices	10	10
Software	11	14
Networking Communications	8	9
Printers	9	9
Videos & Monitors	9	10
Memory	4	3
Accessories/Other	16	15

Total	100%	100%

Sales of enterprise server and networking products (included in the above product mix) were 23.1% and 21.1% of net sales for the three months ended March 31, 2003 and March 31, 2002, respectively.

Net sales for the three months ended March 31, 2003 increased to $283.5 million from $237.1 million for the three months ended March 31, 2002.

•	Net sales for our small- and medium-sized business (SMB) segment declined by 4.8% to $178.6 million for the three months ended March 31, 2003 from $187.6 million for the comparable period in 2002. However, SMB net sales increased sequentially by $10.9 million, or 6.5%, over the three months ended December 31, 2002.

•	Net sales for our Public Sector segment, which sells to federal, state and local government organizations and educational institutions, increased $3.2 million, or 6.4%, to $52.6 million for the three months ended March 31, 2003 over the comparable period in 2002. Sales to the federal government decreased by 5.4% for three months ended March 31, 2003 from the comparable period of 2002. Sales to the federal government in the first quarter of 2003 were impacted negatively by Congress’s delay in passing the federal budget. Sales to state, local and education customers for the first quarter of 2003, however, increased by 17.2% over the comparable period in 2002 and increased sequentially by 1.3% over the three months ended December 31, 2002.

•	Sales to large account customers by our MoreDirect subsidiary were $52.3 million for the three months ended March 31, 2003. We purchased MoreDirect in April 2002, and accordingly, MoreDirect’s net sales are not included in our financial statements for the period ended March 31, 2002.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Results of Operations—Cont’d.

Notebook computer systems continued to be our largest product category, accounting for 17.8% of net sales for the three months ended March 31, 2003 compared to 15.6% of the corresponding period a year ago. Desktop and server computer systems accounted for 14.8% of net sales in the first quarter of 2003 compared to 14.6% for the corresponding 2002 period. Software product sales were 11.5% for the first quarter of 2003, down from 14.2% for the same period a year ago.

Net sales of enterprise server and networking products increased 31.3% to $65.5 million for the quarter ended March 31, 2003 from $49.9 million for the comparable period in 2002. We believe that these product categories will eventually grow substantially as our customers further upgrade their network and communication infrastructure. Enterprise server and networking products represented 23.1% of overall net sales for the first quarter in 2003, up from 21.1% of net sales for the comparable period in 2002. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur.

Average order size increased $164, or 18.3%, to $1,058 for the quarter ended March 31, 2003 from $894 in the first quarter of 2002. Average order size declined sequentially by 6.8% in the first quarter due to the seasonal decline in the average order size of sales to our federal government customers. The total number of orders received for the quarter increased 4.6%, compared to the fourth quarter of 2002, and increased 2.9% year-over-year, compared to the 19.6% year-over-year increase in total net sales dollars.

Gross profit increased $7.5 million to $32.5 million for the quarter ended March 31, 2003 from $25.0 million for the comparable period in 2002. MoreDirect accounted for $6.4 million of our first quarter 2003 gross profit dollars; excluding MoreDirect, the increase in gross profit dollars was $1.1 million, or 4.4%. The increase in gross profit dollars was attributable to the changes in net sales described above, together with an increase in gross profit margin. Gross profit margin increased from 10.5% in the first quarter 2002 to 11.5% in the first quarter 2003 due to greater rebates from vendor support programs. Our gross profit margins are influenced by, among other things, industry pricing, customer segment and relative product mix. Generally pricing in the computer and related products market is very aggressive, and we intend to maintain prices at competitive levels. Sales to our SMB and Large Account customers generally carry higher gross margins than our sales to Public Sector customers. Additionally, sales of enterprise server and networking products generally carry higher gross margins than sales of desktops and notebook computers. Our gross margin may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses increased $2.1 million, or 7.6%, to $29.6 million for the quarter ended March 31, 2003 from $27.5 million for the first quarter in 2002 due to the acquisition of MoreDirect. MoreDirect’s selling, general and administrative expenses accounted for $3.0 million of our first quarter 2003 SG&A expenses, or 5.7% of MoreDirect’s sales. Selling, general and administrative expenses (SG&A), as a percentage of sales, were 10.5% of net sales in the first quarter of 2003, compared to 11.6% in the comparable period a year ago. While we continue to focus on controlling discretionary expenditures, we expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more outbound sales account managers, improving marketing programs, and improving our Internet Web technology to support the sales organization.

Restructuring costs and other special charges were not incurred in the first quarter of 2003. We recorded restructuring costs and other special charges totaling $0.8 million in the first quarter of 2002. On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, PC Connection agreed to pay Microsoft $0.6 million to settle the case. The settlement costs and related legal fees of approximately $0.1 million were included as a special charge in the first quarter of 2002. We also took a $0.1 million charge related to staff reductions in the quarter ended March 31, 2002.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Results of Operations—Cont’d.

A rollforward of restructuring reserves for the three months ended March 31, 2003 is shown below. These reserves originally arose as a result of workforce reduction actions in 2001 and 2002. There were no changes in estimates in the period.

Workforce Reductions
Balance December 31, 2002	$208
Charges	—
Cash payments	(107)

Balance March 31, 2003	$101

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3.

Income (loss) from operations increased $6.1 million, or 184.8%, to income from operations of $2.8 million for the quarter ended March 31, 2003, from a loss of $3.3 million for the comparable period in 2002. Income from operations as a percentage of sales increased to 1.0% in the three months ended March 31, 2003 from a loss of 1.4% for the comparable period in 2002 for the reasons discussed above.

Interest expense increased $0.1 million, or 50.0%, to $0.3 million for the quarter ended March 31, 2003 from $0.2 million for the comparable quarter in 2002. This increase in interest expense was attributed to higher average borrowings in the first quarter of 2003 as compared to the first quarter of 2002. These borrowings continue to be minimal as our average outstanding borrowings continue to be approximately $3.6 million. There were no borrowings outstanding at the end of either quarter.

Other, net, which is essentially comprised of interest income was $0.04 million and $0.2 million for the three-month periods ended March 31, 2003 and 2002, respectively.

Income taxes for the quarter ended March 31, 2003 consisted of a $1.0 million tax provision compared to a $1.3 million tax benefit for the comparable quarter in 2002. The effective tax rate was 39% and 38% for the three months ended March 31, 2003 and 2002, respectively. The effective tax rate increased slightly in 2003 due to anticipated state income allocations differing in each fiscal year estimate.

Net income (loss) for the quarter ended March 31, 2003 increased $3.7 million, or 176.2%, to net income of $1.6 million from a net loss of $2.1 million for the comparable quarter in 2002, as a result of the increase in income from operations.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Liquidity and Capital Resources—Cont’d.

At March 31, 2003, we had cash and cash equivalents of $6.3 million and working capital of $93.6 million. At December 31, 2002, we had cash and cash equivalents of $1.8 million and working capital of $91.3 million.

Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2003, as compared to $8.8 million provided by operating activities in the comparable period in 2002. The primary factors historically affecting cash flows from operations are our net income and changes in the levels of accounts receivable, inventories, and accounts payable.

At March 31, 2003, we had $82.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or, if necessary, short-term borrowings under the line of credit. This amount includes $3.6 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Capital expenditures were $0.8 million in the three months ended March 31, 2003 as compared to $2.1 million in the comparable period in 2002. The majority of the capital expenditures for the respective 2003 and 2002 periods relate to computer hardware and software purchases for our information systems. Total capital expenditures for the year ending December 31, 2003 are estimated to be $3.6 million and we anticipate funding these capital expenditures from cash flows from operations.

We currently have a $45 million credit facility secured by substantially all of our business assets. Amounts outstanding under this facility bear interest at the prime rate (4.25% at March 31, 2003). The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at March 31, 2003 was only 0.16 to 1.0. Funded debt ratio is defined as the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation and Amortization). Borrowing availability under the agreement is further limited to twice the amount of EBITDA for the trailing four quarters; such availability was $44.3 million at March 31, 2003. No borrowings were outstanding under this credit facility at March 31, 2003. The credit facility matures on June 30, 2004, at which time amounts outstanding become due.

The merger agreement with MoreDirect contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect’s shareholder. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67.1 million, assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payment would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may “buy-out” the remaining earn-out payments for amounts which vary during the term of the earn-out. We accrued a liability to MoreDirect’s shareholder for $10.8 million in earn-out consideration for the year ended December 31, 2002. We also escrowed $10.0 million at closing to fund a portion of these contingent payments, of which $5.0 million was used to satisfy a portion of the liability paid by PC Connection in the first quarter of 2003. We believe we will be able to meet our obligations to MoreDirect and its shareholder under the merger agreement.

We have disclosed significant related party transactions and our future commitments in our Annual Report on Form 10-K. There have been no changes in those disclosures since year-end.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Recently Adopted Financial Accounting Pronouncements

In November 2002, the EITF reached a final consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues, as follows: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller’s income statement, unless the consideration is a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized as a reduction of cost of sales only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. The provisions of EITF 02-16 are effective for our fiscal year beginning January 1, 2003. The recognition and measurement provisions of EITF 02-16 did not have a material effect on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 did not have a material effect on our results of operations or financial position.

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

The general decline in the economy over the past two years has resulted in a decrease in demand for personal computer products throughout the industry. This decrease adversely affected our sales and results of operations in 2002 and may continue to adversely affect our sales and results of operations for the balance of 2003. If our net sales do not increase in proportion to our operating expenses or if we experience a decrease in net sales for an extended period of time, there would be a material adverse effect on our results of operations in future periods.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Factors That May Affect Future Results and Financial Condition—Cont’d.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Factors That May Affect Future Results and Financial Condition—Cont’d.

We acquire products for resale from a limited number of vendors; the loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 66%, and 64% of our total product purchases in the three-month periods ended March 31, 2003 and 2002, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 26% and 27% of our total product purchases in the three-month periods ended March 31, 2003 and 2002, respectively. Purchases from Tech Data Corporation comprised 15% and 14% of our total product purchases in the three-month periods ended March 31, 2003 and 2002, respectively. Effective May 3, 2002, Hewlett-Packard Company (HP) completed its acquisition of Compaq Computer Corporation. Had this acquisition been completed at the beginning of the periods presented, our purchases made directly from HP, on a pro forma basis, would have constituted 16% and 13% of our total product purchases in the three-month periods ended March 31, 2003 and 2002, respectively. No other vendor supplied more than 10% of our total product purchases in the three-month periods ended March 31, 2003 and 2002. If we were unable to acquire products from Ingram, Tech Data or HP, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at March 31, 2003 was $82.6 million. Termination, interruption or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Factors That May Affect Future Results and Financial Condition – Cont’d.

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

We are a party to several significant contracts with state and federal government agencies. Sales to state and federal government agencies represented 25% of our net sales in 2002 and 19% of our net sales for the quarter ended March 31, 2003. We expect that our sales to state and federal government agencies will increase as a percentage of our consolidated revenues for the foreseeable future. Our current arrangements with these government agencies allow them to cancel orders with little or no notice and do not require them to purchase products from us in the future. Moreover, any and all orders relating to the federal government may be subject to renegotiation of profits or termination at the election of the federal government. The loss of one or more of these significant contracts with state and federal government agencies could negatively affect our results of operations and financial condition.

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

The manner in which personal computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as online shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Factors That May Affect Future Results and Financial Condition – Cont’d.

programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, HP, and IBM, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end users could have a material adverse effect on our results of operations.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Factors That May Affect Future Results and Financial Condition – Cont’d.

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

We presently collect sales tax on sales of products to residents in many states. Taxable sales to customers were approximately 27% of our net sales during the year ended December 31, 2002 and approximately 25% for the quarter ended March 31, 2003. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Factors That May Affect Future Results and Financial Condition—Cont’d.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to our credit agreement as of March 31, 2003. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, there were no borrowings outstanding on the credit agreement at March 31, 2003. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 4 - CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d–14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2.	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PC CONNECTION, INC. AND SUBSIDIARIES

Part II - Other Information

Item 1—Legal Proceedings

Not applicable.

Item 2—Changes in Securities and Use of Proceeds

Not applicable.

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

15	Letter on unaudited interim financial information

99.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(I)	The Company filed a Current Report on Form 8-K on March 4, 2003 reporting that the Company was planning to participate in the Raymond James Institutional Investor Conference and would be discussing various aspects of its business at such conference.

PC CONNECTION, INC. AND SUBSIDIARIES

March 31, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

May 14, 2003	By:	/s/ PATRICIA GALLUP
Patricia Gallup Chairman of the Board, President, and Chief Executive Officer

May 14, 2003	By:	/s/ MARK GAVIN
Mark Gavin Senior Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

I, Patricia Gallup, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PC Connection, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PATRICIA GALLUP

Dated: May 14, 2003	Patricia Gallup
President and Chief Executive Officer

I, Mark Gavin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PC Connection, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MARK GAVIN

Dated: May 14, 2003	Mark Gavin
Senior Vice President of Finance and Chief Financial Officer