Form 10-Q
period 2003-06-30
PC CONNECTION INC
filed 2003-08-13
CIK 1050377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number 0-23827

PC CONNECTION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	02-0513618 (I.R.S. Employer Identification No.)

730 MILFORD ROAD, MERRIMACK, NEW HAMPSHIRE (Address of principal executive offices)	03054 (Zip Code)

Registrant's telephone number, including area code      (603) 423-2000

Indicate by check mark (✓ ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES	✓	NO

Indicate by check mark (✓ ) whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended.

YES	NO	✓

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of June 30, 2003 was 24,775,622.

PC CONNECTION, INC. AND SUBSIDIARIES
FORM 10-Q

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
PC Connection, Inc.
Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2003, and the condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2003 we expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph relating to the change in fiscal 2002 in the method of accounting for goodwill and intangible assets. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

July 18, 2003

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30,	December 31,

	2003	2002

	(unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$8,396	$1,797
Restricted cash	-	5,000
Accounts receivable, net	122,010	135,314
Inventories-merchandise	62,175	52,479
Deferred income taxes	1,042	741
Income taxes receivable	2,486	1,294
Prepaid expenses and other current assets	4,955	3,278

Total current assets	201,064	199,903

Property and equipment, net	23,056	25,995
Goodwill, net	33,704	33,704
Other intangibles, net	3,570	3,746
Restricted cash	5,000	5,000
Other assets	188	334

Total assets	$266,582	$268,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current maturities of capital lease obligation to affiliate	$270	$200
Accounts payable	90,337	85,493
Accrued expenses and other liabilities	13,255	12,121
Acquisition earn-out obligation	-	10,800

Total current liabilities	103,862	108,614

Capital lease obligation to affiliate, less current maturities	6,259	6,421
Deferred income taxes	2,975	3,503

Total liabilities	113,096	118,538

Stockholders' Equity:

Common stock	251	250
Additional paid-in capital	75,637	75,274
Retained earnings	79,884	76,906
Treasury stock at cost	(2,286)	(2,286)

Total stockholders' equity	153,486	150,144

Total liabilities and stockholders' equity	$266,582	$268,682

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$321,568	$291,188	$605,095	$528,308
Cost of sales	288,611	259,864	539,663	472,034

Gross profit	32,957	31,324	65,432	56,274

Selling, general and administrative expenses	30,018	30,609	59,657	58,087
Restructuring costs and other special charges	397	105	397	918

Income (loss) from operations	2,542	610	5,378	(2,731)

Interest expense	(276)	(296)	(579)	(538)
Other, net	54	132	98	327

Income (loss) before taxes	2,320	446	4,897	(2,942)
Income tax (provision) credit	(917)	(169)	(1,919)	1,119

Net income (loss)	$1,403	$277	$2,978	$(1,823)

Weighted average common shares outstanding:
Basic	24,665	24,553	24,658	24,552

Diluted	25,013	24,833	24,960	24,552

Earnings (loss) per common share:
Basic	$.06	$.01	$.12	$(.07)

Diluted	$.06	$.01	$.12	$(.07)

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2003
(Unaudited)
(amounts in thousands)

	Common Stock		Additional		Treasury Shares
			Paid In	Retained
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance December 31, 2002	24,997	$250	$75,274	$76,906	(362)	$(2,286)	$150,144

Exercise of stock options,
including income tax benefits	46	-	152	-	-	-	152

Issuance of stock under
employee stock purchase plan	50	1	211	-	-	-	212

Net income	-	-	-	2,978	-	-	2,978

Balance - June 30, 2003	25,093	$251	$75,637	$79,884	(362)	$(2,286)	$153,486

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,

	2003	2002

Cash Flows from Operating Activities:

Net income (loss)	$2,978	$(1,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,408	3,787
Deferred income taxes	(829)	96
Provision for doubtful accounts	1,294	3,237
Gain on disposal of fixed assets	-	(2)
Changes in assets and liabilities:
Accounts receivable	12,010	21,253
Inventories	(9,696)	13,976
Prepaid expenses and other current assets	(2,869)	(2,039)
Other non-current assets	146	(63)
Accounts payable	4,844	(8,888)
Income tax benefits from exercise of stock options	110	26
Accrued expenses and other liabilities	1,166	(2,435)

Net cash provided by operating activities	13,562	27,125

Cash Flows from Investing Activities:

Purchases of property and equipment	(1,325)	(3,370)
Proceeds from sale of property and equipment	-	9
Payment of acquisition earn-out obligation	(10,800)	-
Decrease in restricted cash	5,000	-
Payments for acquisition, net of cash acquired	-	(22,585)
Cash escrow funded for acquisition	-	(10,000)

Net cash used for investing activities	(7,125)	(35,946)

Cash Flows from Financing Activities:

Proceeds from short-term borrowings	76,465	5,521
Repayment of short-term borrowings	(76,465)	(5,521)
Repayment of capital lease obligation to affiliate	(92)	(83)
Repayment of notes payable	-	(500)
Exercise of stock options	42	107
Issuance of stock under employee stock purchase plan	212	313
Purchase of treasury shares	-	(448)

Net cash provided by (used for) financing activities	162	(611)

Increase (decrease) in cash and cash equivalents	6,599	(9,432)
Cash and cash equivalents, beginning of period	1,797	35,605

Cash and cash equivalents, end of period	$8,396	$26,173

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)

Note 1-Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and subsidiaries ("PCC") have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and six months ended June 30, 2003 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2003.

In November 2002, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," which addresses how a reseller of a vendor's product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller's income statement, unless the consideration is a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized as a reduction of cost of sales only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller's progress in achieving the underlying performance targets. The provisions of EITF 02-16 were effective for our fiscal year beginning January 1, 2003. The recognition and measurement provisions of EITF 02-16 did not have a material effect on our results of operations or financial position.

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

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(Unaudited)
(amounts in thousands, except per share data)

Note 1-Basis of Presentation - Cont'd.

Restricted Cash

In connection with the acquisition of MoreDirect, Inc. (see Note 6 - Acquisition of MoreDirect, Inc.), a $10,000 cash escrow was established to fund a portion of the contingent consideration. $5,000 of these escrowed funds were used in the first quarter of 2003 to satisfy a portion of the earn-out obligation payable by PC Connection.

Intangible Assets

Intangible assets subject to amortization, consisting of customer lists were $2,380 and $2,556 at June 30, 2003 and December 31, 2002 (net of accumulated amortization of $411 and $264, respectively). Intangible assets not subject to amortization are as follows:

	June 30, 2003		December 31, 2002

Goodwill	$33,704	(1)	$33,704	(1)
Trademarks	1,190		1,190

(1)   Amortization of goodwill ceased with the adoption of SFAS No. 142 on January 1, 2002.

For the six months ended June 30, 2003 and 2002, we recorded amortization expense of $176 and $0, respectively.

We have designated January 1 of each year as the date we intend to perform our annual impairment tests relative to goodwill. This test was completed in the first quarter of 2003 and no impairment was recorded.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31

2003	$177	(A)
2004	353
2005	353
2006	353
2007	353
2008 and thereafter	791

(A)   Represents estimated amortization expense for the six months ending December 31, 2003.

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

Stock-Based Compensation

Compensation expense associated with awards of stock options to employees and directors is measured using the intrinsic value method. We have not recorded compensation expense under the intrinsic value method for the three and six months ended June 30, 2003 and 2002.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(Unaudited)
(amounts in thousands, except per share data)

Note 1-Basis of Presentation - Cont'd.

Had we recorded compensation expense using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation", pro forma net income (loss) and diluted net income (loss) per share for the periods indicated would have been as follows:

	Three Months Ended		Six Months Ended

June 30, (amounts in thousands, except per share data)	2003	2002	2003	2002

Net income (loss), as reported	$1,403	$277	$2,978	$(1,823)
Compensation expense, under SFAS No. 123	1,264	755	2,027	1,510
Net income (loss), under SFAS No. 123	639	(218)	1,745	(2,814)
Basic net income (loss) per share, as reported	.06	.01	.12	(.07)
Basic net income (loss) per share, under SFAS No. 123.03		(.01)	.07	(.11)
Diluted net income (loss) per share, as reported	.06	.01	.12	(.07)
Diluted net income (loss) per share, under SFAS No. 123.03		(.01)	.07	(.11)

The Black-Scholes model was used to value options granted subsequent to the initial public offering. For the period ended June 30, 2003, a volatility factor of 96.8%, estimated option lives of four years, and a risk-free interest rate of 2.4% was used. For the period ended June 30, 2002, a volatility factor of 125.3%, estimated option lives of four years, and a risk-free interest rate of 2.8% was used. We believe that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

Note 2-Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended

June 30, (amounts in thousands, except per share data)	2003	2002	2003	2002

Numerator:
Net income (loss)	$1,403	$277	$2,978	$(1,823)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	24,665	24,553	24,658	24,552
Dilutive effect of unexercised employee stock options:	348	280	302	-

Denominator for diluted earnings per share	25,013	24,833	24,960	24,552

Earnings (loss) per share:
Basic	$.06	$.01	$.12	$(.07)

Diluted	$.06	$.01	$.12	$(.07)

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(Unaudited)
(amounts in thousands, except per share data)

Note 2-Earnings (Loss) Per Share - Cont'd.

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003 and 2002 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended		Six Months Ended

June 30, (amounts in thousands)	2003	2002	2003	2002

Anti-dilutive stock options	1,551	2,258	1,722	2,908

Note 3-Reporting Comprehensive Income

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

We currently operate in three reportable operating segments - the "Public Sector" segment, which contains federal, state and local governmental organizations, and educational institutions; the "SMB" segment, which contains small- and medium-sized businesses, as well as consumers; and the "Large Corporate Accounts" segment which serves medium-to-large corporations. This latter segment came into existence in April 2002, when we acquired MoreDirect, Inc. Accordingly, this segment's operating results are included in our consolidated financial statements only for periods after April 5, 2002.

Segment information applicable to the Company's reportable operating segments for the three and six months ended June 30, 2003 and 2002 is shown below:

Three Months Ended June 30, 2003

	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated

Sales to external customers	$186,576	$75,023	$59,969	$-	$321,568
Transfers between segments	58,639	-	-	(58,639)	-

Net sales	$245,215	$75,023	$59,969	$(58,639)	$321,568

Operating income (loss) before
allocations	$12,460	$1,806	$3,766	$(15,490)	$2,542
Allocations	11,904	3,174	412	(15,490)	-

Operating income (loss)	556	(1,368)	3,354	-	2,542
Interest and other - net	(197)	(32)	7	-	(222)

Income (loss) before taxes	$359	$(1,400)	$3,361	$-	$2,320

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(Unaudited)
(amounts in thousands, except per share data)

Note 4-Segment and Related Disclosures - Cont'd.

Three Months Ended June 30, 2002

	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated

Sales to external customers	$173,635	$63,704	$53,849	$-	$291,188
Transfers between segments	49,489	-	-	(49,489)	-

Net sales	$223,124	$63,704	$53,849	$(49,489)	$291,188

Operating income (loss) before
allocations	$9,485	$1,781	$2,594	$(13,250)	$610
Allocations	9,692	3,383	175	(13,250)	-

Operating income (loss)	(207)	(1,602)	2,419	-	610
Interest and other - net	(192)	5	23	-	(164)

Income (loss) before taxes	$(399)	$(1,597)	$2,442	$-	$446

Six Months Ended June 30, 2003

	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated

Sales to external customers	$365,216	$127,655	$112,224	$-	$605,095
Transfers between segments	98,159	-	-	(98,159)	-

Net sales	$463,375	$127,655	$112,224	$(98,159)	$605,095

Operating income (loss) before
allocations	$25,578	$3,542	$7,222	$(30,964)	$5,378
Allocations	24,432	5,959	573	(30,964)	-

Operating income (loss)	1,146	(2,417)	6,649	-	5,378
Interest and other - net	(419)	(73)	11	-	(481)

Income (loss) before taxes	$727	$(2,490)	$6,660	$-	$4,897

Total assets	$196,330	$76,606	$80,521	$(86,875)	$266,582

Goodwill, net	$1,173	$7,634	$24,897	$-	$33,704

Six Months Ended June 30, 2002

	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated

Sales to external customers	$361,278	$113,181	$53,849	$-	$528,308
Transfers between segments	82,747	-	-	(82,747)	-

Net sales	$444,025	$113,181	$53,849	$(82,747)	$528,308

Operating income (loss) before
allocations	$18,799	$2,789	$2,594	$(26,913)	$(2,731)
Allocations	21,091	5,647	175	(26,913)	-

Operating income (loss)	(2,292)	(2,858)	2,419	-	(2,731)
Interest and other - net	(255)	21	23	-	(211)

Income (loss) before taxes	$(2,547)	$(2,837)	$2,442	$-	$(2,942)

Total assets	$171,945	$60,757	$54,670	$(30,681)	$256,691

Goodwill, net	$1,173	$7,634	$14,097	$-	$22,904

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(Unaudited)
(amounts in thousands, except per share data)

Note 4-Segment and Related Disclosures - Cont'd.

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

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended		Six Months Ended

June 30, (amounts in thousands)	2003	2002	2003	2002

Segment (excludes transfers between segments)
SMB	$186,576	$173,635	$365,216	$361,278
Public Sector	75,023	63,704	127,655	113,181
Large Accounts	59,969	53,849	112,224	53,849

Total	$321,568	$291,188	$605,095	$528,308

Sales Channel
Outbound & Telemarketing Field Sales	$251,130	$225,286	$466,716	$405,398
Inbound Telesales	20,106	22,749	38,796	51,342
Online Internet	50,332	43,153	99,583	71,568

Total	$321,568	$291,188	$605,095	$528,308

Product Mix
Notebooks & PDAs	$66,269	$50,403	$120,527	$91,590
Desktop/Servers	45,364	42,960	87,284	77,547
Storage Devices	28,582	27,865	56,517	52,166
Software	30,370	40,506	61,816	74,045
Net/Comm Products	26,129	24,198	48,950	45,077
Printers & Printer Supplies	39,341	34,193	72,446	62,026
Video, Imaging & Sound	38,242	31,794	69,014	58,055
Memory & System Enhancements	18,248	16,620	34,658	28,148
Accessories/Other	29,023	22,649	53,883	39,654

Total	$321,568	$291,188	$605,095	$528,308

Substantially all of our net sales for the three and six months ended June 30, 2003 and 2002 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective periods. All of our assets at June 30, 2003 and December 31, 2002 were located in the United States. Our primary target customers are small- to medium-sized businesses ("SMBs") comprised of 20 to 1,000 employees, federal, state and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 4% of total net sales in the six months ended June 30, 2003 and 2002. Net sales to the federal government accounted for $54.0 million, or 8.9% of total net sales for the six months ended June 30, 2003, and $50.1 million, or 9.5% of total net sales for the six months ended June 30, 2002.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(Unaudited)
(amounts in thousands, except per share data)

Note 5 - Restructuring Costs and Other Special Charges

We recorded $397 and $168 in workforce reduction charges in the six months ended June 30, 2003 and 2002, respectively.

A rollforward of restructuring reserves for the six months ended June 30, 2003 is shown below. The balance at December 31, 2002 originally arose as a result of workforce reductions in 2001 and 2002.

Workforce Reductions

Balance December 31, 2002	$208
Charges	397
Cash payments	(198)

Liabilities at June 30, 2003	$407

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3.

Note 6 - Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. (MoreDirect). Our annual report on Form 10-K for the year ended December 31, 2002 details this transaction. We paid contingent consideration of $10,800 to the sole shareholder of MoreDirect in early 2003. This amount had been accrued for as of December 31, 2002. The shareholder continues to be eligible to earn additional consideration based on earnings before income tax targets over the next two years. The maximum incremental payments to be made under this arrangement are approximately $56,300.

The transaction was accounted for by the purchase method, and accordingly, MoreDirect's results of operations are included in our consolidated financial statements only for periods after April 5, 2002.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 1 - Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(Unaudited)
(amounts in thousands, except per share data)

Note 6 - Acquisition of MoreDirect, Inc. - Cont'd.

The following unaudited pro forma information presents the results of our operations as if the acquisition of MoreDirect had taken place as of the beginning of the period presented:

	Three Months Ended	Six Months Ended

June 30, (amounts in thousands, except per share data)	2002	2002

Net revenue	$294,440	$582,818
Net income (loss)	1,588	826

Earnings (loss) per share:

Basic	$.06	$.03

Diluted	$.06	$.03

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of changes in market demand and the overall level of economic activity, or in the level of business investment in information technology products, competitive products and pricing, product availability and market acceptance, new products, fluctuations in operating results and other risks detailed under the caption, "Factors That May Affect Future Results and Financial Condition" set forth below. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. More specifically, the statements in this report concerning our outlook for the balance of 2003 and the statements concerning our gross margin percentage and selling and administrative costs and other statements of a non-historical basis are forward-looking statements that involve certain risks and uncertainties. Such risks and uncertainties include the ability to realize market demand for and competitive pricing pressures on the products and services marketed by us, the continued acceptance of our distribution channel by vendors and customers, continuation of key vendor relationships and support programs and our ability to hire and retain qualified sales account managers and other essential personnel. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the SEC.

General

PC Connection was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers. The founders' goal was to provide consumers with superior service and high quality branded products at competitive prices. Currently, we offer a wide range of information technology products and services - including computer systems, software and peripheral equipment, networking communications and other products and accessories. We operate through three primary business segments (a) consumers and small- to medium-sized businesses through our PC Connection Sales subsidiaries, (b) federal, state and local government and educational institutions through our GovConnection subsidiary and (c) large corporate accounts through our MoreDirect, Inc. subsidiary. We generate sales through (i) outbound telemarketing and field sales by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to our catalogs and other advertising and (iii) our Internet Web sites.

The weakness in demand for information technology products experienced by us in 2002 continued through the first half of 2003 resulting in overall conservative buying patterns by customers, order deferrals by customers, and longer sales cycles.

Application of Significant Accounting Policies and Estimates

The consolidated financial statements of PC Connection are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid investors in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB - destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. We provide our customers with a limited thirty -day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

General - Cont'd.

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

In November 2002, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," which addresses how a reseller of a vendor's product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller's income statement, unless the consideration is a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized as a reduction of cost of sales only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller's progress in achieving the underlying performance targets. The provisions of EITF 02-16 were effective for our fiscal year beginning January 1, 2003. The recognition and measurement provisions of EITF 02-16 did not have a material effect on our results of operations or financial position.

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

Value of Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles and goodwill. An impairment review is undertaken on (1) an annual basis for assets such as goodwill and indefinite lived intangible assets; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows emanating from such assets

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

General - Cont'd.

may be diminished. We may review the carrying value of all these assets based partly on our projections of anticipated cash flows - projections which are, in part, dependent upon anticipated market conditions and operational performance. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

Over the last several years, we have incurred no significant impairment charges. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying value of those assets.

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

We also provide stock option grants to our employees. In general, such grants have been made at the current fair value of our stock and accordingly, given that we account for option awards under APB Opinion 25, "Accounting for Stock Issued to Employees," no compensation charge has been recorded. In previous years, most specifically those years prior to our initial public offering, there was a difference between the strike price of the option and the then current fair value of the stock. This difference resulted in a fixed and determinable compensation charge. We have not modified option grants in a manner that would cause either re-measurement of the awards or the commencement of variable accounting.

We have also engaged in workforce reduction actions in each of the last two years. These actions included formula driven termination benefits as well as contractually determined severance arrangements. These benefits were or are being paid relatively quickly and have not been subject to change. We do not foresee a circumstance where there could be significant variability in our workforce reduction estimates. However, if we did experience significant variability, such change could negatively impact our cash flows and results of operations.

Results of Operations

Three and Six Months Ended June 30, 2003 Compared with the Three and Six Months Ended June 30, 2002.

The following table sets forth for the periods indicated information derived from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
June 30,	2003	2002	2003	2002

Net sales (in millions)	$321.6	$291.2	$605.1	$528.3

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	10.3	10.8	10.8	10.7
Selling, general and administrative expenses	9.3	10.5	9.9	11.0
Restructuring costs and other special charges	0.1	-	0.1	0.2
Income (loss) from operations	0.8	0.2	0.9	(0.5)

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Results of Operations - Cont'd.

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:
	Three Months Ended		Six Months Ended
June 30,	2003	2002	2003	2002

Segment (excludes transfers between segments)
SMB	58%	60%	60%	68%
Public Sector	23	22	21	22
Large Accounts	19	18	19	10

Total	100%	100%	100%	100%

Sales Channel
Outbound Telemarketing & Field Sales	78%	77%	77%	77%
Inbound Telesales	6	8	6	10
Online Internet	16	15	17	13

Total	100%	100%	100%	100%

Product Mix
Notebooks & PDAs	21%	17%	21%	17%
Desktop/Servers	14	15	14	15
Storage Devices	9	9	9	10
Software	9	14	10	14
Net/Com Products	8	8	8	9
Printers & Printer Supplies	12	12	12	12
Videos, Imaging & Sound	12	11	11	11
Memory & System Enhancements	6	6	6	5
Accessories/Other	9	8	9	7

Total	100%	100%	100%	100%

Sales of enterprise server and networking products (included in the above product mix) were 22.2% and 23.0% of net sales for the three months ended June 30, 2003 and June 30, 2002, respectively, and 22.6% and 22.1% of net sales for the six months ended June 30, 2003 and June 30, 2002, respectively.

Three Month Period Ended June 30, 2003 Compared to Three Month Period Ended June 30, 2002

Net sales for the three months ended June 30, 2003 increased to $321.6 million from $291.2 million for the three months ended June 30, 2002.

*

Net sales for our small- and medium-sized business (SMB) segment increased by 7.5% to $186.6 million for the three months ended June 30, 2003 from $173.6 million for the comparable period in 2002. SMB net sales increased sequentially by $7.9 million, or 4.4%, over the three months ended March 31, 2003. Such increases were attributable to increased sales productivity per sales representative and increased sales from our Internet Business Account Program. Sales productivity on an annualized basis for our SMB segment for the three months ended June 30, 2003 increased by 10.9% over the comparable period in 2002 to $2.1 million per sales representative.

*

Net sales for our Public Sector segment, which sells to federal, state and local government organizations and educational institutions, increased by $11.3 million, or 17.8%, to $75.0 million for the three months ended June 30, 2003 over the comparable period in 2002. Sales to the federal government increased by 19.3% for the three months ended June 30, 2003 from the comparable period of 2002 and increased sequentially by 40.0% over the three months ended March 31, 2003. Sales to state, local and education customers for the second quarter of 2003, increased by 16.7% over the comparable period in 2002 and increased sequentially by 44.5% over the three months ended March 31, 2003. The substantial and comparative increases can be attributed to increased sales productivity per sales representative. Sales productivity on an annualized basis for our Public Sector segment for the three months ended June 30, 2003 increased 13.6% over the comparable period in 2002 to $2.6 million per sales representative.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Results of Operations - Cont'd.

*

Sales to large account customers by our MoreDirect subsidiary were $60.0 million for the three months ended June 30, 2003, compared to $53.8 million for the comparable period in 2002. We purchased MoreDirect on April 5, 2002, and accordingly, MoreDirect's net sales are included in our consolidated financial statements only for the periods after April 5, 2002.

Notebooks & PDAs continued to be our largest product category, accounting for 20.6% of net sales for the three months ended June 30, 2003 compared to 17.3% of the comparable period in 2002. Desktop and server computer systems accounted for 14.1% of net sales in the second quarter of 2003 compared to 14.8% for the comparable period in 2002. Software product sales were 9.4% for the second quarter of 2003, down from 13.9% for the comparable period in 2002, primarily due to fewer sales of upgrades of Microsoft software.

Net sales of enterprise server and networking products increased 6.9% to $71.5 million for the quarter ended June 30, 2003 from $66.9 million for the comparable period in 2002. We believe that these product categories will eventually grow substantially as our customers further upgrade their network and communication infrastructure. Enterprise server and networking products represented 22.2% of overall net sales for the second quarter in 2003, down from 23.0% of net sales for the comparable period in 2002. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur.

Average order size decreased 1.5%, to $1,110 for the quarter ended June 30, 2003 from $1,127 in the second quarter of 2002. Average order size increased sequentially by 4.9% in the second quarter due to the seasonal increase in the average order size of sales to our federal government customers. The total number of orders received for the quarter increased 3.6%, compared to the first quarter of 2003, and increased 10.3% year-over-year, compared to the 10.4% year-over-year increase in total net sales dollars.

Gross profit increased $1.7 million to $33.0 million for the quarter ended June 30, 2003 from $31.3 million for the comparable period in 2002. The increase in gross profit dollars was attributable to the changes in net sales described above, and greater rebates from vendor support programs. Gross profit margin decreased from 10.8% in the second quarter 2002 to 10.3% in the second quarter 2003 as a result of competitive pricing pressures and a free freight promotion for Internet sales that we undertook in the second quarter of 2003. Generally pricing in the computer and related products market is very aggressive, and we intend to maintain prices at competitive levels. Sales to our SMB and Large Corporate Account customers generally carry higher gross margins than our sales to Public Sector customers. Additionally, sales of enterprise server and networking products generally carry higher gross margins than sales of desktops and notebook computers. Our gross margin is influenced by, among other things, industry pricing, customer segment and relative product mix and may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses decreased $0.6 million, or 2.0%, to $30.0 million for the quarter ended June 30, 2003 from $30.6 million for the second quarter in 2002 due to our continued cost control initiatives. Selling, general and administrative expenses (SG&A), as a percentage of sales, were 9.3% of net sales in the second quarter of 2003, compared to 10.5% in the comparable period in 2002. While we continue to focus on controlling discretionary expenditures, we expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more outbound sales account managers, improving marketing programs, and improving our Internet Web technology to support our sales organization.

Restructuring costs and other special charges of $0.4 million and $0.1 million were incurred for staff reductions for the three months ended June 30, 2003 and 2002, respectively. A rollforward of the spending on these restructuring actions is provided in the footnotes to our quarterly financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3. The nature of our activities were such that severance recorded under SFAS No. 146 was consistent with that previously recorded under EITF 94-3.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Results of Operations - Cont'd.

Income from operations increased $1.9 million, or 316.7%, to $2.5 million for the quarter ended June 30, 2003, from $0.6 million for the comparable period in 2002. Income from operations as a percentage of sales increased to 0.8% in the three months ended June 30, 2003 from 0.2% for the comparable period in 2002 for the reasons discussed above.

Interest expense decreased $0.02 million, or 6.6%, to $0.28 million for the quarter ended June 30, 2003 from $0.3 million for the comparable quarter in 2002. This decrease in interest expense was attributed to lower average borrowings in the second quarter of 2003 as compared to the second quarter of 2002. These borrowings continue to be minimal as our average outstanding borrowings for the quarter were approximately $0.8 million. There were no borrowings outstanding at the end of either quarter.

Other, net, which is essentially comprised of interest income was $0.05 million and $0.1 million for the three-month periods ended June 30, 2003 and 2002, respectively. The decrease was due to lower average cash balances and marketable securities as well as overall lower interest rates compared to the same period in 2002.

Income taxes for the quarter ended June 30, 2003 were $0.9 million compared to $0.2 million for the comparable quarter in 2002. The effective tax rate was 40% and 38% for the three months ended June 30, 2003 and 2002, respectively. The effective tax rate increased slightly in 2003 due to anticipated state income allocations differing in each fiscal year estimate.

Net income for the quarter ended June 30, 2003 increased $1.1 million, or 366.7%, to net income of $1.4 million from net income of $0.3 million for the comparable quarter in 2002, as a result of the increase in income from operations.

Six Month Period Ended June 30, 2003 Compared to Six Month Period Ended June 30, 2002

Net sales for the six months ended June 30, 2003 increased to $605.1 million from $528.3 million for the six months ended June 30, 2002.

*	Net sales for our small- and medium-sized business (SMB) segment increased by 1.1% to $365.2 million for the six months ended June 30, 2003 from $361.3 million for the comparable period in 2002.

*

Net sales for our Public Sector segment, which sells to federal, state and local government organizations and educational institutions, increased $14.5 million, or 12.8%, to $127.7 million for the six months ended June 30, 2003 over the comparable period in 2002. Sales to the federal government increased by 7.6% for the six months ended June 30, 2003 from the comparable period of 2002. Sales to state, local and education customers for the six months ended June 30, 2003, increased by 16.9% over the comparable period in 2002.

*

Sales to large account customers by our MoreDirect subsidiary were $112.2 million for the six months ended June 30, 2003, compared to $53.8 million for the comparable period in 2002. We purchased MoreDirect on April 5, 2002, and accordingly, MoreDirect's net sales are included in our consolidated financial statements only for the periods after April 5, 2002.

Notebooks & PDAs continued to be our largest product category, accounting for 19.9% of net sales for the six months ended June 30, 2003 compared to 17.3% of the comparable period in 2002. Desktop and server computer systems accounted for 14.4% of net sales for the six months ended June 30, 2003 compared to 14.7% for the comparable period in 2002. Software product sales were 10.2% for the first six months of 2003, down from 14.0% for the comparable period in 2002.

Net sales of enterprise server and networking products increased 17.3% to $137.0 million for the six months ended June 30, 2003 from $116.8 million for the comparable period in 2002. We believe that these product categories will eventually grow substantially as our customers further upgrade their network and communication infrastructure. Enterprise server and networking products represented 22.6% of overall net sales for the six months ended June 30, 2003 up from 22.1% of net sales for the comparable period in 2002. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Results of Operations - Cont'd.

Gross profit increased $9.1 million to $65.4 million for the six months ended June 30, 2003 from $56.3 million for the comparable period in 2002. The increase in gross profit dollars was attributable to the changes in net sales described above, together with an increase in gross profit margin. Gross profit margin increased to 10.8% for the six-month period ended June 30, 2003 from 10.7% in the comparable period of 2002 due to greater rebates from vendor support programs. Generally, pricing in the computer and related products market is very aggressive, and we intend to maintain prices at competitive levels. Sales to our SMB and Large Corporate Account customers generally carry higher gross margins than our sales to Public Sector customers. Additionally, sales of enterprise server and networking products generally carry higher gross margins than sales of desktops and notebook computers. Our gross margin is influenced by, among other things, industry pricing, customer segment and relative product mix and may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses increased $1.6 million, or 2.8%, to $59.7 million for the six months ended June 30, 2003 from $58.1 million for comparable period in 2002 due to the acquisition of MoreDirect. MoreDirect's selling, general and administrative expenses (SG&A) accounted for $6.2 million for the first six months of 2003, or 5.5% of MoreDirect's sales. SG&A, as a percentage of sales, were 9.9% of net sales for the six months ended June 30, 2003, compared to 11.0% in the comparable period in 2002. While we continue to focus on controlling discretionary expenditures, we expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more outbound sales account managers, improving marketing programs, and improving our Internet Web technology to support our sales organization.

Restructuring costs and other special charges decreased $0.5 million, or 55.6% to $0.4 million for the six months ended June 30, 2003 from $0.9 million for the comparable period in 2002. We took a $0.4 million charge in the second quarter of 2003 for staff reductions. On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, we recorded a $0.8 million charge in settlement costs and legal fees related to this matter. We also took a $0.1 million charge related to staff reductions in the six months ended June 30, 2002.

A rollforward of restructuring reserves for the six months ended June 30, 2003 is shown below. These reserves originally arose as a result of workforce reduction actions in prior years.

Workforce Reductions

Balance December 31, 2002	$208
Charges	397
Cash payments	(198)

Liabilities at June 30, 2003	$407

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3. The nature of our activities were such that severance recorded under SFAS No. 146 was consistent with that previously recorded under EITF 94-3.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Results of Operations - Cont'd.

Income (loss) from operations increased $8.1 million, or 300.0%, to income from operations of $5.4 million for the six months ended June 30, 2003, compared to a loss from operations of $(2.7) million for the comparable period in 2002. Income from operations as a percentage of sales increased to 0.9% in the six months ended June 30, 2003 from a loss of operations of (0.5)% for the comparable period in 2002 for the reasons discussed above.

Interest expense increased $0.04 million, or 7.4%, to $0.58 million for the six months ended June 30, 2003 from $0.54 million for the comparable quarter in 2002. This increase in interest expense was attributed to higher average borrowings in the first half of 2003 as compared to the comparable period of 2002. These borrowings continue to be minimal as our average outstanding borrowings for the six months ended June 30, 2003 were approximately $2.2 million. There were no borrowings outstanding at the end of either period.

Other, net, which is essentially comprised of interest income was $0.1 million and $0.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. The decrease was due to lower average cash balances and marketable securities as well as overall lower interest rates compared to the same period in 2002.

Income taxes for the six months ended June 30, 2003 consisted of a $1.9 million tax provision compared to a $1.1 million tax credit for the comparable quarter in 2002. The effective tax rate was 39% and 38% for the six months ended June 30, 2003 and 2002, respectively. The effective tax rate increased slightly in 2003 due to anticipated state income allocations differing in each fiscal year estimate.

Net income (loss) for the six months ended June 30, 2003 increased $4.8 million, or 266.7%, to net income of $3.0 million from net loss of $(1.8) million for the comparable period in 2002, as a result of the increase in income from operations.

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

At June 30, 2003, we had cash and cash equivalents of $8.4 million and working capital of $97.2 million. At December 31, 2002, we had cash and cash equivalents of $1.8 million and working capital of $91.3 million.

Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2003, as compared to $27.1 million provided by operating activities in the comparable period in 2002. The primary factors historically affecting cash flows from operations are our net income and changes in the levels of accounts receivable, inventories, and accounts payable.

At June 30, 2003, we had $90.3 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or, if necessary, short-term borrowings under the line of credit. This amount includes $10.2 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Capital expenditures were $1.3 million in the six months ended June 30, 2003 as compared to $3.4 million in the comparable period in 2002. The majority of the capital expenditures for the respective 2003 and 2002 periods relate to computer hardware and software purchases for our information systems. Total capital expenditures for the year ending December 31, 2003 are estimated to be $3.6 million and we anticipate funding these capital expenditures from cash flows from operations.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Liquidity and Capital Resources - Cont'd.

We currently have a $45 million credit facility secured by substantially all of our business assets. Amounts outstanding under this facility bear interest at the prime rate (4.0% at June 30, 2003). The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at June 30, 2003 was only 0.03 to 1.0. Funded debt ratio is defined as the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation and Amortization). Borrowing availability under the agreement is further limited to twice the amount of EBITDA for the trailing four quarters; such availability was $48.0 million at June 30, 2003. No borrowings were outstanding under this credit facility at June 30, 2003. The credit facility matures on June 30, 2004, at which time amounts outstanding become due.

The merger agreement with MoreDirect contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect's shareholder. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67.1 million, assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payment would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may "buy-out" the remaining earn-out payments for amounts which vary during the term of the earn-out. We accrued a liability to MoreDirect's shareholder for $10.8 million in earn-out consideration for the year ended December 31, 2002, which was paid in 2003. We also escrowed $10.0 million at closing to fund a portion of these contingent payments, of which $5.0 million was used to satisfy a portion of the liability paid by PC Connection in the first quarter of 2003. We believe we will be able to meet our obligations to MoreDirect and its shareholder under the merger agreement.

We have disclosed significant related party transactions and our future commitments in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no changes in those disclosures since year-end.

Recently Adopted Financial Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 did not have a material effect on our results of operations or financial position.

Inflation

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

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

There has been a general decrease in demand throughout the industry for the products we sell.

The general decline in the economy over the past two years has resulted in a decrease in demand for personal computer products throughout the industry, despite the modest and recent increase in personal computer sales. This decrease adversely affected our sales and results of operations in 2002 and may continue to adversely affect our sales and results of operations for the balance of 2003. If our net sales do not increase in proportion to our operating expenses or if we experience a decrease in net sales for an extended period of time, there would be a material adverse effect on our results of operations in future periods.

We may also experience quarterly fluctuations and seasonality which could impact our business.

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:
*	changes in the overall level of economic activity;
*	changes in the level of business investment in information technology products;
*	the condition of the personal computer industry in general;
*	shifts in customer demand for hardware and software products;
*	industry shipments of new products or upgrades;
*	the timing of new merchandise and catalog offerings;
*	fluctuations in response rates;
*	fluctuations in postage, paper, shipping and printing costs and in merchandise returns;
*	adverse weather conditions that affect response, distribution or shipping;
*	shifts in the timing of holidays;
*	changes in our product offerings;
*	changes in consumer demand for information technology products; and
*	changes in vendor distribution of products.

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

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Factors That May Affect Future Results and Financial Condition - Cont'd.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including an increasing number of Internet retailers. Certain hardware and software vendors are selling their products directly through their own catalogs and over the Internet or have entered into agreements with other direct marketers. We compete not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of our competitors have greater financial and marketing resources and larger catalog circulations and customer bases and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than us. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry and as certain hardware and software vendors begin selling their products through other direct marketers.

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

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Factors That May Affect Future Results and Financial Condition - Cont'd.

We acquire products for resale from a limited number of vendors; the loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 65% and 66% of our total product purchases in the six-month periods ended June 30, 2003 and 2002, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 23% and 28% of our total product purchases in the six-month periods ended June 30, 2003 and 2002, respectively. Purchases from Tech Data Corporation comprised 15% of our total product purchases in both the six-month periods ended June 30, 2003 and 2002. Effective May 3, 2002, Hewlett-Packard Company (HP) completed its acquisition of Compaq Computer Corporation. Had this acquisition been completed at the beginning of the periods presented, our purchases made directly from HP, on a pro forma basis, would have constituted 16% and 14% of our total product purchases in the six-month periods ended June 30, 2003 and 2002, respectively. No other vendor supplied more than 10% of our total product purchases in the six-month periods ended June 30, 2003 and 2002. If we were unable to acquire products from Ingram, Tech Data or HP, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at June 30, 2003 was $90.3 million. Termination, interruption or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Some product manufacturers and distributors provide us with incentives such as supplier reimbursements, payment discounts, price protection, rebates and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:
*	reduction or elimination of some of these incentive programs;
*	more restrictive price protection and other terms; and
*	reduced advertising allowances and incentives, in some cases.

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

Our net sales grew from $749.9 million for the year ended December 31, 1998 to $1.44 billion for the year ended December 31, 2000. In the years ended December 31, 2001 and 2002, our net sales declined to $1.19 billion. We believe we would have experienced a greater decline in our net sales for 2002 if it had not been for our acquisition of MoreDirect. Our growth in previous years placed increasing demands on our administrative, operational, financial and other resources. Our staffing levels and operating expenses increased substantially in recent years due to our sales forecasts. In 2001 and 2002, we engaged in workforce reductions due to the decline in our net sales during those periods. If our revenues continue to decline, we may not be able to reduce our staffing levels and operating expenses in a timely manner to meet our needs. Moreover, we can provide no assurance that we will be able to regain rapid growth in the near future.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Factors That May Affect Future Results and Financial Condition - Cont'd.

We rely on key government contracts, the loss of which could harm our financial condition.

We are a party to several significant contracts with state and federal government agencies. Sales to state and federal government agencies, represented 21% of our net sales in 2002 and 23% of our net sales for the six months ended June 30, 2003. Our sales to state and federal government agencies include sales to educational institutions. We expect that our sales to state and federal government agencies will increase as a percentage of our consolidated revenues for the foreseeable future. Our current arrangements with these government agencies allow them to cancel orders with little or no notice and do not require them to purchase products from us in the future. Moreover, any and all orders relating to the federal government may be subject to renegotiation of profits or termination at the election of the federal government. The loss of one or more of these significant contracts with state and federal government agencies could negatively affect our results of operations and financial condition.

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

We depend on the accuracy and proper use of our management information systems including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:
*	our ability to manage inventory and accounts receivable collection;
*	our ability to purchase, sell and ship products efficiently and on a timely basis; and
*	our ability to maintain operations.

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

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Factors That May Affect Future Results and Financial Condition - Cont'd.

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

We ship approximately 70% of our products to customers by Airborne Freight Corporation D/B/A "Airborne Express", with the remainder being shipped by United Parcel Service of America, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

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

We presently collect sales tax on sales of products to residents in many states. Taxable sales to customers were approximately 27% of our net sales during the year ended December 31, 2002 and approximately 25% for the six months ended June 30, 2003. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS- CONTINUED

Factors That May Affect Future Results and Financial Condition - Cont'd.

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

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to our credit agreement as of June 30, 2003. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, there were no borrowings outstanding on the credit agreement at June 30, 2003. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES
Part I - Financial Information
Item 4 - CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PC CONNECTION, INC. AND SUBSIDIARIES
Part II - Other Information

Item 1 -	Legal Proceedings

	Not applicable.

Item 2 -	Changes in Securities and Use of Proceeds

	Not applicable.

Item 3 -	Defaults Upon Senior Securities

	Not applicable.

Item 4 -	Submission of Matters to a Vote of Security Holders

	At the 2003 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on June 3, 2003, the following matters were acted upon by the stockholders of the Company:

	1.	the election of six Directors;

	2.	the approval to amend the Company's 1997 Employee Stock Purchase Plan, as amended, to increase the number of shares of Common Stock that may be issued thereunder from 537,500 shares to 637,500 shares;

	3.	the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of April 21, 2003 was 24,659,997. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

			VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	UNVOTED

	1.	Election of Directors:
		Patricia Gallup	22,068,763	714,870	N/A	N/A
		David Hall	22,068,763	714,870	N/A	N/A
		Bruce Barone	22,774,687	8,946	N/A	N/A
		David Beffa-Negrini	22,095,345	688,288	N/A	N/A
		Peter Baxter	22,774,687	8,946	N/A	N/A
		Joseph Baute	22,774,687	8,946	N/A	N/A
	2.	Amendment to the Company's
		1997 Employee Stock
		Purchase Plan, as amended	22,714,393	63,471	5,769	N/A
	3.	Ratification of the
		Appointment of Auditors	22,749,603	32,029	2,001	N/A

Item 5 -		Other Information

		Not applicable.

PC CONNECTION, INC. AND SUBSIDIARIES
Part II - Other Information - Cont'd.

Item 6 -	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
	Number	Description

	10.60	Lease between GovConnection Corporation and Fairhaven Investors Limited Partnership, dated April 30, 2003 for property located at 2150 Post Road, Fairfield, Connecticut

	15	Letter on unaudited interim financial information.

	31.1	Certification of the Company's President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Company's Senior Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Company's President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Company's Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(I)

On April 24, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2003, (including financial statements) pursuant to Item 12 (Results of Operation and Financial Condition).

PC CONNECTION, INC. AND SUBSIDIARIES
June 30, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
PC CONNECTION INC. AND SUBSIDIARIES

August 13, 2003	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman of the Board, President, and Chief Executive Officer

August 13, 2003	By:	/S/ MARK GAVIN
Mark Gavin
Senior Vice President of Finance and Chief Financial Officer