Form 10-Q
period 2003-09-30
PC CONNECTION INC
filed 2003-11-20
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                                    YES                         NO      ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of September 30, 2003 was 24,763,001.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE LLP

Boston, Massachusetts

November 20, 2003

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,739	$1,797
Restricted cash	—	5,000
Accounts receivable, net	145,305	135,314
Inventories—merchandise	72,474	52,479
Deferred income taxes	1,625	741
Income taxes receivable	618	1,294
Prepaid expenses and other current assets	3,704	3,278

Total current assets	233,465	199,903

Property and equipment, net	21,620	25,995
Goodwill, net	33,672	33,704
Other intangibles, net	3,481	3,746
Restricted cash	5,000	5,000
Other assets	187	334

Total assets	$297,425	$268,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$306	$200
Accounts payable	118,303	85,493
Accrued expenses and other liabilities	14,165	12,121
Acquisition earn-out obligation	—	10,800

Total current liabilities	132,774	108,614

Capital lease obligation to affiliate, less current maturities	6,175	6,421
Deferred income taxes	2,520	3,503

Total liabilities	141,469	118,538

Stockholders’ Equity:
Common stock	251	250
Additional paid-in capital	75,927	75,274
Retained earnings	82,064	76,906
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	155,956	150,144

Total liabilities and stockholders’ equity	$297,425	$268,682

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$349,420	$341,039	$954,515	$869,347
Cost of sales	313,494	303,869	853,157	775,903

Gross profit	35,926	37,170	101,358	93,444

Selling, general and administrative expenses	32,059	32,625	91,716	90,712
Restructuring costs and other special charges	—	718	397	1,636

Income from operations	3,867	3,827	9,245	1,096

Interest expense	(270)	(297)	(849)	(835)
Other, net	27	94	125	421

Income before taxes	3,624	3,624	8,521	682
Income tax provision	(1,444)	(1,418)	(3,363)	(299)

Net income	$2,180	$2,206	$5,158	$383

Weighted average common shares outstanding:
Basic	24,741	24,533	24,686	24,546

Diluted	25,322	24,789	25,058	24,848

Earnings per common share:
Basic	$.09	$.09	$.21	$.02

Diluted	$.09	$.09	$.21	$.02

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2003

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance - December 31, 2002	24,997	$250	$75,274	$76,906	(362)	$(2,286)	$150,144

Exercise of stock options, including income tax benefits	78	—	442	—	—	—	442
Issuance of stock under employee stock purchase plan	50	1	211	—	—	—	212
Net income	—	—	—	5,158	—	—	5,158

Balance - September 30, 2003	25,125	$251	$75,927	$82,064	(362)	$(2,286)	$155,956

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

C ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$5,158	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,500	5,997
Deferred income taxes	(1,867)	(524)
Provision for doubtful accounts	2,323	5,838
Gain on disposal of fixed assets	(1)	—
Changes in assets and liabilities:
Accounts receivable	(12,314)	(12,392)
Inventories	(19,995)	5,000
Prepaid expenses and other current assets	250	(865)
Other non-current assets	147	(95)
Accounts payable	32,810	12,845
Income tax benefits from exercise of stock options	152	118
Accrued expenses and other liabilities	2,123	378

Net cash provided by operating activities	15,286	16,683

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,907)	(4,428)
Proceeds from sale of property and equipment	1	16
Payment of acquisition earn-out obligation	(10,800)	—
Decrease in restricted cash	5,000	—
Payments for acquisition, net of cash acquired	—	(22,585)
Cash escrow funded for acquisition	—	(10,000)

Net cash used for investing activities	(7,706)	(36,997)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	109,333	19,568
Repayment of short-term borrowings	(109,333)	(19,568)
Repayment of capital lease obligation to affiliate	(140)	(126)
Repayment of notes payable	—	(1,000)
Exercise of stock options	290	135
Issuance of stock under employee stock purchase plan	212	313
Purchase of treasury shares	—	(751)

Net cash provided by (used for) financing activities	362	(1,429)

Increase (decrease) in cash and cash equivalents	7,942	(21,743)
Cash and cash equivalents, beginning of period	1,797	35,605

Cash and cash equivalents, end of period	$9,739	$13,862

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and subsidiaries (“PCC”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and nine months ended September 30, 2003 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2003.

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

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 1–Basis of Presentation – Cont’d.

Restricted Cash

In connection with the acquisition of MoreDirect, Inc. (see Note 6 – Acquisition of MoreDirect, Inc.), a $10,000 cash escrow was established to fund a portion of the contingent consideration. $5,000 of these escrowed funds were used in the first quarter of 2003 to satisfy a portion of the earn-out obligation payable by PC Connection.

Intangible Assets

Intangible assets subject to amortization, consisting of customer lists were $2,291 and $2,556 at September 30, 2003 and December 31, 2002 (net of accumulated amortization of $529 and $264, respectively). Intangible assets not subject to amortization are as follows:

	September 30, 2003		December 31, 2002
Goodwill	$33,672	(1)	$33,704	(1)
Trademarks	1,190		1,190

(1)	Amortization of goodwill ceased with the adoption of SFAS No. 142 on January 1, 2002.

For the nine months ended September 30, 2003 and 2002, we recorded amortization expense of $264 and $176, respectively.

We have designated January 1 of each year as the date we intend to perform our annual impairment tests relative to goodwill. This test was completed in the first quarter of 2003 and no impairment was recorded.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2003	$88	(A)
2004	353
2005	353
2006	353
2007	353
2008 and thereafter	791

(A)	Represents estimated amortization expense for the three months ending December 31, 2003.

As described in Note 7, subsequent to the end of the third quarter of 2003, we received notice from the General Services Administration (“GSA”) that it was canceling its contract with our subsidiary, GovConnection, Inc. (“GovConnection”) effective on November 15, 2003. Given that this contract represented a significant portion of GovConnection’s sales, we have recognized that an impairment event has occurred. Accordingly, we are undertaking a review of the existing goodwill balance attributable to this subsidiary. The total value of this specifically identifiable goodwill is $7,635. It is possible, after review, that this goodwill will be impaired in the fourth quarter of 2003.

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

Stock-Based Compensation

Compensation expense associated with awards of stock options to employees and directors is measured using the intrinsic value method. We have not recorded compensation expense under the intrinsic value method for the three and nine months ended September 30, 2003 and 2002.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 1–Basis of Presentation – Cont’d.

Had we recorded compensation expense using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma net income (loss) and diluted net income (loss) per share for the periods indicated would have been as follows:

	Three Months Ended		Nine Months Ended
September 30, (amounts in thousands, except per share data)	2003	2002	2003	2002
Net income, as reported	$2,180	$2,206	$5,158	$383
Compensation expense, under SFAS No. 123	1,128	755	2,671	2,265
Net income (loss), under SFAS No. 123	1,501	1,711	3,541	(1,104)
Basic net income per share, as reported	.09	.09	.21	.02
Basic net income (loss) per share, under SFAS No. 123.06		.07	.15	(.04)
Diluted net income per share, as reported	.09	.09	.21	.02
Diluted net income (loss) per share, under SFAS No. 123.06		.07	.15	(.04)

The Black-Scholes model was used to value options granted subsequent to the initial public offering. For the period ended September 30, 2003, a volatility factor of 64.6%, estimated option lives of four years, and a risk-free interest rate of 2.4% were used. For the period ended September 30, 2002, a volatility factor of 125.3%, estimated option lives of four years, and a risk-free interest rate of 2.8% were used. We believe that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30, (amounts in thousands, except per share data)	2003	2002	2003	2002
Numerator:
Net income	$2,180	$2,206	$5,158	$383

Denominator:
Denominator for basic earnings per share:
Weighted average shares	24,741	24,533	24,686	24,546
Dilutive effect of unexercised employee stock options:	581	256	372	302

Denominator for diluted earnings per share	25,322	24,789	25,058	24,848

Earnings per share:
Basic	$.09	$.09	$.21	$.02

Diluted	$.09	$.09	$.21	$.02

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 2–Earnings Per Share – Cont’d.

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended		Nine Months Ended
September 30, (amounts in thousands)	2003	2002	2003	2002
Anti-dilutive stock options	1,165	2,485	1,572	2,479

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

We currently operate in three reportable operating segments – the “Public Sector” segment, which contains federal, state and local governmental organizations, and educational institutions; the “SMB” segment, which contains small- and medium-sized businesses, as well as consumers; and the “Large Corporate Accounts” segment which serves medium-to-large corporations. This latter segment came into existence in April 2002, when we acquired MoreDirect, Inc. Accordingly, this segment’s operating results are included in our consolidated financial statements only for periods after April 5, 2002.

Segment information applicable to the Company’s reportable operating segments for the three and nine months ended September 30, 2003 and 2002 is shown below:

Three Months Ended September 30, 2003

	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$179,565	$103,596	$66,259	$—	$349,420
Transfers between segments	83,702	—	—	(83,702)	—

Net sales	$263,267	$103,596	$66,259	$(83,702)	$349,420

Operating income (loss) before allocations	$11,159	$4,081	$4,147	$(15,520)	$3,867
Allocations	11,371	3,737	412	(15,520)	—

Operating income (loss)	(212)	344	3,735	—	3,867
Interest and other – net	(185)	(61)	3	—	(243)

Income (loss) before taxes	$(397)	$283	$3,738	$—	$3,624

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 4–Segment and Related Disclosures – Cont’d.

Three Months Ended September 30, 2002

	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$174,478	$96,265	$70,296	$—	$341,039
Transfers between segments	68,325	—	—	(68,325)	—

Net sales	$242,803	$96,265	$70,296	$(68,325)	$341,039

Operating income (loss) before
allocations	$10,983	$2,973	$4,137	$(14,266)	$3,827
Allocations	9,755	4,336	175	(14,266)	—

Operating income (loss)	1,228	(1,363)	3,962	—	3,827
Interest and other – net	(196)	(13)	6	—	(203)

Income (loss) before taxes	$1,032	$(1,376)	$3,968	$—	$3,624

Nine Months Ended September 30, 2003

	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$544,781	$231,251	$178,483	$—	$954,515
Transfers between segments	181,861	—	—	(181,861)	—

Net sales	$726,642	$231,251	$178,483	$(181,861)	$954,515

Operating income (loss) before allocations	$36,737	$7,623	$11,369	$(46,484)	$9,245
Allocations	35,803	9,696	985	(46,484)	—

Operating income (loss)	934	(2,073)	10,384	—	9,245
Interest and other – net	(604)	(134)	14	—	(724)

Income (loss) before taxes	$330	$(2,207)	$10,398	$—	$8,521

Total assets	$193,790	$101,924	$82,321	$(80,610)	$297,425

Goodwill, net	$1,173	$7,634	$24,865	$—	$33,672

Nine months Ended September 30, 2002

	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$535,756	$209,446	$124,145	$—	$869,347
Transfers between segments	151,072	—	—	(151,072)	—

Net sales	$686,828	$209,446	$124,145	$(151,072)	$869,347

Operating income (loss) before allocations	$29,782	$5,762	$6,731	$(41,179)	$1,096
Allocations	30,846	9,983	350	(41,179)	—

Operating income (loss)	(1,064)	(4,221)	6,381	—	1,096
Interest and other – net	(451)	8	29	—	(414)

Income (loss) before taxes	$(1,515)	$(4,213)	$6,410	$-	$682

Total assets	$179,478	$86,048	$67,170	$(50,126)	$282,570

Goodwill, net	$1,173	$7,635	$14,097	$—	$22,905

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 4 – Segment and Related Disclosures – Cont’d.

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

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended		Nine Months Ended
September 30, (amounts in thousands)	2003	2002	2003	2002
Segment (excludes transfers between segments)
SMB	$179,565	$174,478	$544,781	$535,756
Public Sector	103,596	96,265	231,251	209,446
Large Accounts	66,259	70,296	178,483	124,145

Total	$349,420	$341,039	$954,515	$869,347

Sales Channel
Outbound & Telemarketing Field Sales	$272,225	$272,755	$738,941	$678,153
Inbound Telesales	23,772	16,348	62,568	67,690
Online Internet	53,423	51,936	153,006	123,504

Total	$349,420	$341,039	$954,515	$869,347

Product Mix
Notebooks & PDAs	$73,012	$57,731	$193,539	$149,321
Desktop/Servers	49,686	46,235	136,970	123,782
Storage Devices	31,099	31,595	87,616	83,761
Software	37,581	53,960	99,397	128,005
Net/Comm Products	27,834	26,185	76,784	71,262
Printers & Printer Supplies	39,903	37,689	112,349	99,715
Video, Imaging & Sound	41,003	36,841	110,017	94,896
Memory & System Enhancements	19,778	18,109	54,436	46,257
Accessories/Other	29,524	32,694	83,407	72,348

Total	$349,420	$341,039	$954,515	$869,347

Substantially all of our net sales for the three and nine months ended September 30, 2003 and 2002 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in those respective periods. All of our assets at September 30, 2003 and December 31, 2002 were located in the United States. Our primary target customers are small- to medium-sized businesses (“SMBs”) comprised of 20 to 1,000 employees, federal, state and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 4% of total net sales in the nine months ended September 30, 2003 and 2002. Net sales to the federal government accounted for $105.7 million, or 11.1% of total net sales for the nine months ended September 30, 2003, and $101.6 million, or 11.7% of total net sales for the nine months ended September 30, 2002.

As described in Note 7, subsequent to the end of the third quarter of 2003 we received notice from the GSA that it was canceling its contract with our subsidiary, GovConnection effective November 15, 2003. Net sales under this contract accounted for approximately $56 million in revenue and approximately $4.8 million in gross profit for the nine months ended September 30, 2003.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 5 – Restructuring Costs and Other Special Charges

We recorded $397 and $886 in workforce reduction charges in the nine months ended September 30, 2003 and 2002, respectively.

A rollforward of restructuring reserves for the nine months ended September 30, 2003 is shown below. The balance at December 31, 2002 originally arose as a result of workforce reductions in 2001 and 2002.

Workforce Reductions
Balance December 31, 2002	$208
Charges	397
Cash payments	(421)

Liabilities at September 30, 2003	$184

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring activities undertaken by us prior to the issuance of this statement have been appropriately accounted for under EITF 94-3.

Note 6 – Acquisition of MoreDirect, Inc.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

(amounts in thousands, except per share data)

Note 6 – Acquisition of MoreDirect, Inc. – Cont’d.

The following unaudited pro forma information presents the results of our operations as if the acquisition of MoreDirect had taken place as of the beginning of the period presented:

Nine Months Ended
September 30, (amounts in thousands, except per share data)	2002
Net revenue	$923,857
Net income	2,043
Earnings per share:
Basic	$.08

Diluted	$.08

Note 7 – Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. An audit has been conducted on our GSA contract for the period May 1, 1997 to March 31, 2002. On October 16, 2003 we received notice from the GSA that the GSA’s contract with our subsidiary, GovConnection, was to be canceled in thirty days. We met with representatives of the GSA to discuss a stay or recission of the cancellation notice. We were notified on November 14, 2003 that the cancellation notice could not be rescinded or stayed. As a result of such meetings, management has concluded that such cancellation was precipitated by an audit of contractual compliance. We have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit.

Based on our own internal review of contractual compliance, we have noted that several internal control deficiencies have existed at GovConnection surrounding its compliance with the GSA contract. Actions have been taken to address these deficiencies. We believe that we have provided adequate reserves to cover any such claims as they relate to payment of fees required under the contract or any penalties assessed. We have reserved $1.0 million for such fees or any penalties assessed. However, we will continue to evaluate such reserves in light of additional information that comes to our attention.

We have been informally advised that audit matters related to GovConnection have been referred to the Department of Justice for its review. Such a referral exposes us to possible civil damages for non-compliance with the GSA contract. Such damages can be substantial. No reserves have been provided for such a claim because of the preliminary nature of this matter. We will continue to evaluate our reserves – as they relate both to the GSA audit and the Department of Justice investigation – in light of additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on the results of operations or financial condition of the Company. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract. In order to assist in this evaluation, the Board of Directors of PC Connection has authorized outside counsel and an independent auditing firm to undertake a review of the Company’s systems, policies and procedures relative to its Federal, State and Local Government contracts.

As was indicated in Note 4, we currently have goodwill recorded on our balance sheet that is associated with our government business. The reduction of orders pursuant to the cancellation of the GSA contract will result in an impairment event and will require that we determine the recoverability of such goodwill amounts in the fourth quarter of 2003.

The merger agreement with MoreDirect contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect’s shareholder. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67.1 million, assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payment would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may “buy-out” the remaining earn-out payments for amounts which vary during the term of the earn-out. We accrued a liability to MoreDirect’s shareholder for $10.8 million in earn-out consideration for the year ended December 31, 2002, which was paid in 2003. We also escrowed $10.0 million at closing to fund a portion of these contingent payments, of which $5.0 million was used to satisfy a portion of the liability paid by PC Connection in the first quarter of 2003. We believe we will be able to meet our obligations to MoreDirect and its previous shareholder under the merger agreement.

Note 8 – Bank Borrowing and Trade Credit Arrangements

We have a $45 million credit facility secured by substantially all of our business assets. The cancellation of GovConnection’s GSA contract referred to above resulted in a technical default under our credit facility and under our inventory purchase security agreements with two financial institutions. We have had positive discussions with each respective lender, however, and anticipate that waivers will be granted as early as November 21, 2003. No borrowings were outstanding under the credit facility at September 30, 2003. A total of $2,441 was outstanding under the inventory purchase agreements as of September 30, 2003.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of changes in market demand and the overall level of economic activity, or in the level of business investment in information technology products, competitive products and pricing, product availability and market acceptance, new products, fluctuations in operating results and other risks detailed under the caption, “Factors That May Affect Future Results and Financial Condition” set forth below. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. More specifically, the statements in this report concerning our outlook for the balance of 2003, statements regarding our government contracts, the statements concerning our gross margin percentage and selling and administrative costs and other statements of a non-historical basis are forward-looking statements that involve certain risks and uncertainties. Such risks and uncertainties include the ability to realize market demand for and competitive pricing pressures on the products and services marketed by us, the continued acceptance of our distribution channel by vendors and customers, continuation of key vendor relationships and support programs and our ability to hire and retain qualified sales account managers and other essential personnel. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the SEC.

General

PC Connection was founded in 1982 as a mail-order business offering a broad range of software and accessories for IBM and IBM-compatible personal computers. The founders’ goal was to provide consumers with superior service and high quality branded products at competitive prices. Currently, we offer a wide range of information technology products and services – including computer systems, software and peripheral equipment, networking communications and other products and accessories. We operate through three primary business segments (a) consumers and small- to medium-sized businesses through our PC Connection Sales Corporation subsidiaries, (b) federal, state and local government and educational institutions through our GovConnection, Inc. subsidiary and (c) large corporate accounts through our MoreDirect, Inc. subsidiary. We generate sales through (i) outbound telemarketing and field sales by account managers focused on the business, education and government markets, (ii) inbound calls from customers responding to our catalogs and other advertising and (iii) our Internet Web sites.

The weakness in demand for information technology products experienced by us in 2002 continued through the first nine months of 2003 resulting in overall conservative buying patterns by customers, order deferrals by customers, and longer sales cycles.

Our subsidiary, GovConnection, has received notice from the General Services Administration (“GSA”) canceling GovConnection’s GSA contract, effective on November 15, 2003. Net sales under the GSA contract accounted for approximately $56 million in revenue and approximately $4.8 million in gross profit for the nine months ended September 30, 2003. The GSA conducted an audit of sales under this contract. Although we have not received an audit report from GSA, preliminary findings indicated that certain sales by GovConnection made to federal government agencies may not have complied with the terms of this contract. Following such cancellation, GovConnection is not entitled to sell products to federal government entities other than through a competitive bidding process, through “open market” purchases. GovConnection can, however, continue to sell to federal agencies under an existing separate contract with one of those agencies. We plan to apply for a new GSA contract; however, there is no assurance that the GSA would act favorably on any such application within a time frame that would avoid a disruption in any sales. As a result, sales to federal government entities may significantly decrease and net sales, gross profit, income from operations and our cash flow from operations may be adversely affected. In addition, we may be required to pay fees or penalties to the GSA for any such non-compliance. We have reserved $1.0 million for fees or penalties, but such amounts may not be sufficient.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB – destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

General – Cont’d.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information and gauging current market conditions. If our evaluations are incorrect, we may incur future charges to our income statement and suffer diminution in our cash flows.

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

Value of Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles and goodwill. An impairment review is undertaken on (1) an annual basis for assets such as goodwill and indefinite lived intangible assets; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows emanating from such assets

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

General – Cont’d.

may be diminished. We may review the carrying value of all these assets based partly on our projections of anticipated cash flows projections which are, in part, dependent upon anticipated market conditions and operational performance. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

Over the last several years, we have incurred no significant impairment charges. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying value of those assets. As discussed in the notes to the condensed consolidated financial statements, notification from the GSA of contract cancellation effective November 15, 2003 will require an “event-driven” impairment evaluation relative to goodwill residing in our government business. This may have a negative effect on our results of operations in the fourth quarter of 2003.

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

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared with the Three and Nine Months Ended September 30, 2002.

The following table sets forth for the periods indicated information derived from our statements of income expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
September 30,	2003	2002	2003	2002
Net sales (in millions)	$349.4	$341.0	$954.5	$869.3

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	10.3	10.9	10.6	10.7
Selling, general and administrative expenses	9.2	9.6	9.6	10.4
Restructuring costs and other special charges	—	0.2	—	0.2
Income from operations	1.1	1.1	1.0	0.1

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Results of Operations—Cont’d.

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2003	2002	2003	2002
Segment (excludes transfers between segments)
SMB	51%	51%	57%	62%
Public Sector	30	28	24	24
Large Accounts	19	21	19	14

Total	100%	100%	100%	100%

Sales Channel
Outbound Telemarketing & Field Sales	78%	80%	77%	78%
Inbound Telesales	7	5	7	8
Online Internet	15	15	16	14

Total	100%	100%	100%	100%

Product Mix
Notebooks & PDAs	21%	17%	20%	17%
Desktop/Servers	14	14	14	14
Storage Devices	9	9	9	10
Software	11	16	10	15
Net/Com Products	8	8	8	8
Printers & Printer Supplies	11	11	12	12
Videos, Imaging & Sound	12	11	12	11
Memory & System Enhancements	6	5	6	5
Accessories/Other	8	9	9	8

Total	100%	100%	100%	100%

Sales of enterprise server and networking products (included in the above product mix) were 27.4% and 26.0% of net sales for the three months ended September 30, 2003 and September 30, 2002, respectively, and 27.1% and 26.5% of net sales for the nine months ended September 30, 2003 and September 30, 2002, respectively.

As noted above, GovConnection has received a notice from the GSA canceling GovConnection’s GSA contract, effective on November 15, 2003. Net sales under the GSA contract accounted for approximately $56 million in revenue and approximately $4.8 million in gross profit for the nine months ended September 30, 2003. Following such cancellation, GovConnection will not be entitled to sell products to federal government entities other than through a competitive bidding process or through “open market” purchases, and the amount of sales to federal government entities may decrease significantly. GovConnection can, however, continue to sell to federal agencies under an existing separate contract with one of those agencies. As a result, net sales, gross profit and income from operations for future periods may be adversely affected.

Three Month Period Ended September 30, 2003 Compared to Three Month Period Ended September 30, 2002

Net sales for the three months ended September 30, 2003 increased to $349.4 million from $341.0 million for the three months ended September 30, 2002.

•	Net sales for our small- and medium-sized business (SMB) segment increased by 2.9% to $179.6 million for the three months ended September 30, 2003 from $174.5 million for the comparable period in 2002. SMB net sales decreased sequentially by $7.0 million, or 3.8%, over the three months ended June 30, 2003.

•	Net sales for our Public Sector segment, which sells to federal, state and local government organizations and educational institutions, increased by $7.3 million, or 7.6%, to $103.6 million for the three months ended September 30, 2003 over the comparable period in 2002. More specifically, sales to the federal government increased by 0.6% for the three months ended September 30, 2003 from the comparable period of 2002 and increased sequentially by 64.5% over the three months ended June 30, 2003. The significant sequential increase is due to the cyclical nature of the federal government business, which peaks in the third quarter. Sales to state, local and education customers for the third quarter of 2003, increased by 15.8% over the comparable period in 2002 and increased sequentially by 19.0% over the three months ended June 30, 2003. Year-over-year comparative increases can be attributed to increased sales productivity per sales representative.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Results of Operations—Cont’d.

•	Sales to large account customers by our MoreDirect subsidiary were $66.3 million for the three months ended September 30, 2003, compared to $70.3 million for the comparable period in 2002.

Notebooks & PDAs continued to be our largest product category, accounting for 20.9% of net sales for the three months ended September 30, 2003 compared to 16.9% of the comparable period in 2002. Desktop and server computer systems accounted for 14.2% of net sales in the third quarter of 2003 compared to 13.6% for the comparable period in 2002. Software product sales were 10.7% for the third quarter of 2003, down from 15.8% for the comparable period in 2002, primarily due to fewer sales of upgrades of Microsoft software.

Net sales of enterprise server and networking products increased 7.9% to $95.7 million for the quarter ended September 30, 2003 from $88.7 million for the comparable period in 2002. We believe that these product categories will eventually grow substantially as our customers further upgrade their network and communication infrastructure. Enterprise server and networking products represented 27.4% of overall net sales for the third quarter in 2003, an increase from 26.0% of net sales for the comparable period in 2002. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur.

Average order size decreased marginally to $1,303 for the quarter ended September 30, 2003 from $1,323 in the third quarter of 2002. Average order size increased sequentially by 17.4% in the third quarter due to the seasonal increase in the average order size of sales to our federal government customers. The total number of orders received for the quarter were flat, compared to the second quarter of 2003, but increased 6.7% year-over-year, compared to the 2.5% year-over-year increase in total net sales dollars.

Gross profit decreased $1.3 million to $35.9 million for the quarter ended September 30, 2003 from $37.2 million for the comparable period in 2002. Gross profit margin decreased from 10.9% in the third quarter 2002 to 10.3% in the third quarter 2003 as a result of competitive pricing pressures, product mix change, lower Microsoft rebates and increased lower margin government and education sales. Generally pricing in the computer and related products market is very aggressive, and we intend to maintain prices at competitive levels. Sales to our SMB and Large Corporate Account customers generally carry higher gross margins than our sales to Public Sector customers. Additionally, sales of enterprise server and networking products generally carry higher gross margins than sales of desktops and notebook computers. Our gross margin is influenced by, among other things, industry pricing, customer segment and relative product mix and may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses decreased $0.5 million, or 1.5%, to $32.1 million for the quarter ended September 30, 2003 from $32.6 million for the third quarter in 2002 due to our continued cost control initiatives. Selling, general and administrative expenses (SG&A), as a percentage of sales, were 9.2% of net sales in the third quarter of 2003, compared to 9.6% in the comparable period in 2002. While we continue to focus on controlling discretionary expenditures, we expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more outbound sales account managers, improving marketing programs, and improving our Internet Web technology to support our sales organization.

Restructuring costs and other special charges of $0.7 million were incurred for staff reductions for the three months ended September 30, 2002. No such charges were incurred for the three months ended September 30, 2003. A rollforward of the spending on these restructuring actions is provided in the footnotes to our quarterly financial statements.

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

Income from operations was $3.9 million for the quarter ended September 30, 2003, compared to $3.8 million for the comparable period in 2002. Income from operations as a percentage of sales was 1.1% in the three months ended September 30, 2003 and September 30, 2002.

Interest expense was $0.3 million for each quarter ended September 30, 2003 and September 30, 2002. Borrowings continue to be minimal as our average outstanding borrowings for the quarter were approximately $1.3 million. There were no borrowings outstanding at the end of either quarter.

Other, net, which is essentially comprised of interest income was $0.03 million and $0.1 million for the three-month periods ended September 30, 2003 and 2002, respectively. The decrease was due to lower average cash balances and marketable securities as well as overall lower interest rates compared to the same period in 2002.

Income taxes were $1.4 million for each quarter ended September 30, 2003 and 2002. The effective tax rate was 40% and 39% for the three months ended September 30, 2003 and 2002, respectively. The effective tax rate increased slightly in 2003 due to anticipated state income allocations differing in each fiscal year estimate.

Net income for the quarter ended September 30, 2003 was $2.2 million, essentially equal to net income for the comparable quarter in 2002.

Nine Month Period Ended September 30, 2003 Compared to Nine Month Period Ended September 30, 2002

Net sales for the nine months ended September 30, 2003 increased to $954.5 million from $869.3 million for the nine months ended September 30, 2002.

•	Net sales for our small- and medium-sized business (SMB) segment increased by 1.7% to $544.8 million for the nine months ended September 30, 2003 from $535.8 million for the comparable period in 2002.

•	Net sales for our Public Sector segment, which sells to federal, state and local government organizations and educational institutions, increased $21.8 million, or 10.4%, to $231.3 million for the nine months ended September 30, 2003 over the comparable period in 2002. Sales to the federal government increased by 4.0% for the nine months ended September 30, 2003 from the comparable period of 2002. Sales to state, local and education customers for the nine months ended September 30, 2003, increased by 16.4% over the comparable period in 2002.

•	Sales to large account customers by our MoreDirect subsidiary were $178.5 million for the nine months ended September 30, 2003, compared to $124.1 million for the comparable period in 2002. We purchased MoreDirect on April 5, 2002, and accordingly, MoreDirect’s net sales are included in our consolidated financial statements only for the periods after April 5, 2002.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Results of Operations—Cont’d.

Notebooks & PDAs continued to be our largest product category, accounting for 20.3% of net sales for the nine months ended September 30, 2003 compared to 17.2% of the comparable period in 2002. Desktop and server computer systems accounted for 14.4% of net sales for the nine months ended September 30, 2003 compared to 14.2% for the comparable period in 2002. Software product sales were 10.4% for the first nine months ended September 30, 2003, down from 14.7% for the comparable period in 2002.

Net sales of enterprise server and networking products increased 12.3% to $258.4 million for the nine months ended September 30, 2003 from $230.2 million for the comparable period in 2002. We believe that these product categories will eventually grow substantially as our customers further upgrade their network and communication infrastructure. Enterprise server and networking products represented 27.1% of overall net sales for the nine months ended September 30, 2003 up from 26.5% of net sales for the comparable period in 2002. If economic conditions do not improve in the near term, the anticipated sales growth of these types of products will not likely occur.

Gross profit increased $8.0 million to $101.4 million for the nine months ended September 30, 2003 from $93.4 million for the comparable period in 2002. The increase in gross profit dollars was attributable to the changes in net sales described above. Gross profit margin decreased slightly to 10.6% for the nine-month period ended September 30, 2003 from 10.7% in the comparable period of 2002. Generally, pricing in the computer and related products market is very aggressive, and we intend to maintain prices at competitive levels. Sales to our SMB and Large Corporate Account customers generally carry higher gross margins than our sales to Public Sector customers. Additionally, sales of enterprise server and networking products generally carry higher gross margins than sales of desktops and notebook computers. Our gross margin is influenced by, among other things, industry pricing, customer segment and relative product mix and may vary based upon vendor support programs, product mix, pricing strategies, market conditions and other factors.

Selling, general and administrative expenses increased $1.0 million, or 1.1%, to $91.7 million for the nine months ended September 30, 2003 from $90.7 million for comparable period in 2002. SG&A, as a percentage of sales, were 9.6% of net sales for the nine months ended September 30, 2003, compared to 10.4% in the comparable period in 2002. While we continue to focus on controlling discretionary expenditures, we expect that our SG&A may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more outbound sales account managers, improving marketing programs, and improving our Internet Web technology to support our sales organization.

Restructuring costs and other special charges decreased $1.2 million, or 75.0% to $0.4 million for the nine months ended September 30, 2003 from $1.6 million for the comparable period in 2002. We recorded a $0.4 million charge in the second quarter of 2003 for staff reductions. On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, we recorded a $0.8 million charge in settlement costs and legal fees related to this matter. We also recorded a $0.9 million charge related to staff reductions in the nine months ended September 30, 2002.

A rollforward of restructuring reserves for the nine months ended September 30, 2003 is shown below. These reserves originally arose as a result of workforce reduction actions in prior years.

Workforce Reductions
Balance December 31, 2002	$208
Charges	397
Cash payments	(421)

Liabilities September 30, 2003	$184

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

Income from operations increased $8.1 million, or 736.4%, to $9.2 million for the nine months ended September 30, 2003, from $1.1 million for the comparable period in 2002. Income from operations as a percentage of sales increased to 1.0% for the nine months ended September 30, 2003 from 0.1% for the comparable period in 2002 for the reasons discussed above.

Interest expense was $0.8 million for each nine-month period ended September 30, 2003 and 2002. Borrowings continue to be minimal as our average outstanding borrowings for the nine months ended September 30, 2003 were approximately $1.3 million. There were no borrowings outstanding at the end of either period.

Other, net, which is essentially comprised of interest income was $0.1 million and $0.4 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The decrease was due to lower average cash balances and marketable securities as well as overall lower interest rates compared to the same period in 2002.

Income taxes were $3.4 million for the nine months ended September 30, 2003 compared to $0.3 million for the comparable period in 2002. The effective tax rate was 39.5% and 43.8% for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rate decreased in 2003 due to anticipated state income allocations differing in each fiscal year estimate.

Net income increased $4.8 million to $5.2 million for the nine months ended September 30, 2003 from $0.4 million for the comparable period in 2002, as a result of the increase in income from operations.

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

As noted above, GovConnection has received notice from the GSA canceling its GSA contract, effective on November 15, 2003. Following such cancellation, GovConnection will not be entitled to sell products to federal government entities other than through a competitive bidding process or through “open market” purchases, and the amount of sales to federal government entities may decrease significantly. GovConnection can, however, continue to sell to federal agencies under an existing separate contract with one of those agencies. As a result, our cash flow from operations may be adversely affected. In addition, we may be required to pay fees or penalties to the GSA for any such non-compliance. We have reserved $1.0 million for fees or penalties, but such amounts may not be sufficient.

At September 30, 2003, we had cash and cash equivalents of $9.7 million and working capital of $100.7 million. At December 31, 2002, we had cash and cash equivalents of $1.8 million and working capital of $91.3 million.

Net cash provided by operating activities was $15.3 million for the nine months ended September 30, 2003, as compared to $16.7 million for the comparable period in 2002. The primary factors historically affecting cash flows from operations are our net income and changes in the levels of accounts receivable, inventories, and accounts payable.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Liquidity and Capital Resources – Cont’d.

At September 30, 2003, we had $118.3 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or, if necessary, short-term borrowings under the line of credit. This amount includes $2.4 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Capital expenditures were $1.9 million in the nine months ended September 30, 2003 as compared to $4.4 million in the comparable period in 2002. The majority of the capital expenditures for the respective 2003 and 2002 periods relate to computer hardware and software purchases for our information systems. Total capital expenditures for the year ending December 31, 2003 are estimated to be $2.5 million and we anticipate funding these capital expenditures from cash flows from operations.

We currently have a $45 million credit facility secured by substantially all of our business assets. Amounts outstanding under this facility bear interest at the prime rate (4.0% at September 30, 2003). This facility was amended as of October 1, 2003 to give us the option of increasing the borrowing by up to $20 million. The credit facility includes various customary financial and operating covenants, minimum net worth and maximum funded debt ratio requirements, including restrictions on the payment of dividends, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at September 30, 2003 was only 0.05 to 1.0. Funded debt ratio is defined as the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation and Amortization). Borrowing availability under the agreement is further limited to twice the amount of EBITDA for the trailing four quarters; such availability was $46.2 million at September 30, 2003. No borrowings were outstanding under this credit facility at September 30, 2003. The credit facility matures on December 31, 2005, at which time amounts outstanding become due.

The cancellation of GovConnection’s GSA contract referred to above resulted in a technical default under the credit facility and under the two inventory purchase security agreements discussed above. We have had positive discussions with the respective lenders, however, and anticipate that waivers will be granted as early as November 21, 2003.

The merger agreement with MoreDirect contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect’s shareholder. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payments we will make under the earn-out provisions of the merger agreement are $67.1 million, assuming MoreDirect maintains 200% of targeted EBIT levels for all three years. If MoreDirect maintains less than 60% of targeted EBIT levels for all three years, no payment would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may “buy-out” the remaining earn-out payments for amounts which vary during the term of the earn-out. We accrued a liability to MoreDirect’s shareholder for $10.8 million in earn-out consideration for the year ended December 31, 2002, which was paid in 2003. We also escrowed $10.0 million at closing to fund a portion of these contingent payments, of which $5.0 million was used to satisfy a portion of the liability paid by us in the first quarter of 2003. We believe we will be able to meet our obligations to MoreDirect and its shareholder under the merger agreement.

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

We rely on key government contracts, the loss of which could harm our financial condition. Government contracts are subject to termination for the convenience of the government. The adverse result of a government termination of any of our contracts with the government could have a material adverse effect on our operating performance and financial condition.

We are a party to several significant contracts with state and federal government agencies. Our current arrangements with these government agencies allow them to cancel orders with little or no notice and do not require them to purchase products from us in the future. Moreover, any and all orders relating to the federal government may be subject to renegotiation of profits or termination at the election of the federal government. The loss of one or more of these significant contracts with state and federal government agencies could negatively affect our results of operations and financial condition. Sales to state and federal government agencies represented 25% of our net sales in 2002 and 24% of our net sales for the nine months ended September 30, 2003.

GovConnection has received notice from the GSA canceling its GSA contract, effective on November 15, 2003. GovConnection is not entitled to sell products to federal government entities other than through a competitive bidding process or through “open market” purchases. Sales under this GSA contract accounted for approximately $56 million in revenue and approximately $4.8 million in gross profit for the nine months ended September 30, 2003. GovConnection can, however, continue to sell to federal agencies under an existing separate contract with one of those agencies. We plan to apply for a new GSA contract; however, there is no assurance that the GSA would act favorably on any such application, within a time frame that would avoid a disruption in any sales. As a result, sales to federal government entities may decrease significantly, and net sales, gross profit, income from operations and our cash flow from operations will be adversely affected. In addition, we may be required to pay fees or penalties to the GSA for any such non-compliance.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 64% and 71% of our total product purchases in the nine-month periods ended September 30, 2003 and 2002, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 22% and 31% of our total product purchases in the nine-month periods ended September 30, 2003 and 2002, respectively. Purchases from Tech Data Corporation comprised 15% of our total product purchases in both the nine-month periods ended September 30, 2003 and 2002. Effective May 3, 2002, Hewlett-Packard Company (HP) completed its acquisition of Compaq Computer Corporation. Had this acquisition been completed at the beginning of the periods presented, our purchases made directly from HP, on a pro forma basis, would have constituted 16% and 15% of our total product purchases in the nine-month periods ended September 30, 2003 and 2002, respectively. No other vendor supplied more than 10% of our total product purchases in the nine-month periods ended September 30, 2003 and 2002. If we were unable to acquire products from Ingram, Tech Data or HP, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at September 30, 2003 was $118.3 million. Termination, interruption or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Factors That May Affect Future Results and Financial Condition – Cont’d.

We had experienced rapid growth in recent years followed by a decline in sales in 2002 and 2001, and there is no assurance that we will be able to regain such growth.

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

We ship approximately 70% of our products to customers by Airborne Freight Corporation D/B/A “Airborne Express,” with the remainder being shipped by United Parcel Service of America, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

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

We presently collect sales tax on sales of products to residents in many states. Taxable sales to customers were approximately 27% of our net sales during the year ended December 31, 2002 and approximately 25% for the nine months ended September 30, 2003. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—CONTINUED

Factors That May Affect Future Results and Financial Condition – Cont’d.

distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 70% of the outstanding shares of our common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of us. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to our credit agreement as of September 30, 2003. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, there were no borrowings outstanding on the credit agreement at September 30, 2003. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 4 - CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except for the findings in the following paragraph, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

On November 14, 2003 we received final notification from the GSA that our GovConnection subsidiary’s contract with the GSA was to be cancelled. Our management has met several times with the GSA and has concluded that such cancellation notice was precipitated by an audit of contractual compliance. We have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit, although we have undertaken our own internal review of our government contracting processes. We believe that there are current deficiencies in the control structure as it relates to the identification and qualification of products authorized for sale under the GSA contract and the pricing and reporting of contract sales and payment of fees required under the GSA contract. We have taken, or are taking the following remedial actions to correct such deficiencies and believe that, by the end of the fourth quarter of 2003 the deficiencies that were identified will be resolved:

•	We have engaged an independent accounting firm to perform a compliance audit of our government contracting systems and procedures, and we will implement the necessary changes identified by that audit.

•	We also have contracted for extensive training of our government sales and support personnel on government compliance and contracting requirements.

•	We have implemented system modifications allowing us to better track sales under contracts.

•	We have established a comprehensive action plan to perform regular ongoing reviews of every aspect of GovConnection’s operations, organization, systems and practices.

•	We have replaced the leadership of GovConnection with a new Chief Executive Officer who has extensive knowledge and experience with government purchasing and contracting.

The Company has already performed a variety of its own preliminary internal audit procedures in order to ascertain whether GovConnection conformed to the terms of the contract and has assessed whether or not its findings would call into question the propriety of its financial statements that have been filed in the past. It is management’s judgment, based on a review of transactions undertaken by itself and a third-party consultant, that any errors that may be identified in the audit report would have little, if any, impact on the Company’s historical financial statements. Any financial statement exposure that is likely to exist will be prospective in nature – that is, it will arise from penalties and assessments or differences in interpretation relative to certain contractual language - and will thus be recorded in future periods.

Apart from the matter discussed above, no change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PC CONNECTION, INC. AND SUBSIDIARIES

Part II – Other Information

Item 1 – Legal Proceedings

Not applicable.

Item 2 – Changes in Securities and Use of Proceeds

Not applicable.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

10.61 (+)	National Account Agreement between Airborne Express, Inc. and Merrimack Services Corporation d/b/a PC Connection Services, dated June 2, 2003.

15	Letter on unaudited interim financial information.

31.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Senior Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+)	Confidential treatment requested for this agreement.

(b)	Reports on Form 8-K

(I)	On July 23, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended June 30, 2003, (including financial statements) pursuant to Item 12 (Results of Operation and Financial Condition).

PC CONNECTION, INC. AND SUBSIDIARIES

September 30, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

November 20, 2003	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

November 20, 2003	By:	/S/ MARK GAVIN
Mark Gavin Senior Vice President of Finance and Chief Financial Officer