Form 10-K
period 2003-12-31
PC CONNECTION INC
filed 2004-03-30
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(603) 683-2000

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

YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Common Stock as reported on the NASDAQ National Market on June 30, 2003, was $48,845,559. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

The number of outstanding shares of the Registrant’s Common Stock on March 12, 2004 was 24,997,877.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders for the fiscal year ended December 31, 2003, which is to be filed within 120 days of the end of the Company’s fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2003

ii

PART I

Item 1.    Business

This section contains forward-looking statements based on management’s current expectations, estimates, and projections about the industry in which we operate, management’s beliefs, and certain assumptions made by management. All statements, trends, analyses, and other information contained in this report relative to trends in net sales, gross margin, and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “may,” “project,” “will,” “would,” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Particular attention should be paid to the cautionary statements involving the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

GENERAL

We are a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, accessories, and networking products through our three primary sales subsidiaries, PC Connection Sales Corporation, GovConnection, Inc., and MoreDirect, Inc. Our principal customers are small- and medium-sized businesses, known as SMBs, comprised of 20 to 1,000 employees, governmental agencies and educational organizations, and medium-to-large corporate accounts. We sell products through a combination of outbound telemarketing, field sales, targeted direct mail catalogs, our Internet Web sites, and advertisements on the Internet and in selected computer magazines. We offer a broad selection of approximately 100,000 products targeted for business use at competitive prices, including products from Hewlett-Packard, Toshiba, IBM, Microsoft, Sony, Epson, Fujitsu, Canon, Iomega, and Apple. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day that the order is received.

We maintain a Web site with the address www.pcconnection.com. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

Since our founding in 1982, we have served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products, through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Forbes Platinum 400, the Fortune 1000, and Information Week’s list of Top 500 leading IT Innovators.

We believe that our consistent customer focus has also resulted in the development of strong brand name recognition and a broad and loyal customer base. At December 31, 2003, our mailing list consisted of approximately 3,860,000 customers and potential customers, of which approximately 499,000 had purchased products from us within the last twelve months. Approximately 87% of our net sales in the year ended December 31, 2003 were made to customers who had previously purchased products from us. We believe we also have strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

Our business-to-business marketing efforts are targeted to SMBs, government and educational organizations, and medium-to-large corporate accounts. As of December 31, 2003, we employed 519 account managers, including 191 new account managers with less than 12 months of outbound telemarketing experience with us. Account managers are responsible for managing corporate accounts and focus on outbound sales calls to prospective customers. We are continuing to focus on increasing the productivity of our account managers.

We publish several catalogs, including PC Connection®, focused on PCs and compatible products, and MacConnection®, focused on Apple Macintosh personal computers, known as Macs, and compatible products. With colorful illustrations, concise product descriptions, relevant technical information, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software, and other related products. We distributed approximately 32 million catalogs during the year ended December 31, 2003.

We also market our products and services through our Internet Web sites, www.pcconnection.com, www.govconnection.com, www.macconnection.com, and www.moredirect.com. Our Web sites provide customers and prospective customers with product information and enable customers to place electronic orders for products. For the fiscal year 2003, Internet sales processed directly online were $212.1 million, or 16.2% of net sales, compared to 15.3% in 2002. These sales during the fourth quarter of 2003 were $59.1 million, or 16.5% of that quarter’s net sales, compared to 18.1% for the fourth quarter of 2002.

The Internet supports three key business initiatives for us:

•	Customer choice — We have built our business on the premise that our customers should be able to choose how they interact with us, be it by mail, telephone, fax, e-mail, or over the Web.

•	Lowering transactions costs — Our Web site tools, including robust product search features, Smart Selectors™, Internet Business Accounts, and special interest pages, allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call into our Telesales Representatives or Outbound Account Managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our Web sites.

•	Leveraging the time of experienced Account Managers — Our investments in technology-based sales and service programs allow our Account Managers to build and maintain relationships with our customers and help them to solve their business problems.

Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. (“MoreDirect”). The acquisition of MoreDirect provided PC Connection a premier e-procurement supplier of information technology (“IT”) products for medium-to-large corporate and government organizations nationwide. MoreDirect’s Internet-based system enables corporate and government customers to efficiently source, evaluate, purchase, and track a wide variety of IT products.

MARKET AND COMPETITION

We generate approximately 57% of our sales from the small- and medium-sized business market, approximately 24% from governmental agencies and educational organizations, and 19% from large corporate accounts (Fortune 1000). The overall U.S. Information Technology market that we serve is estimated at approximately $200 billion. Our consolidated sales represents less than 1% of the IT market, providing us with ample growth opportunities. The largest segment of the market is served by local “value added resellers” (“VARs”), many of whom we believe are actively exiting the hardware and software business as margins have become too small.

We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide computing supplier. We also have partnered with third-party technology and telecommunications service providers. We now offer access to the same services and technical expertise to our customers as local VARs, but with more extensive product selection at lower prices, and therefore, we believe we are well positioned to increase our market share.

Intense competition for customers has led manufacturers of PCs and related products to use all available channels, including direct marketers, to distribute products. Although certain manufacturers who have traditionally used resellers to distribute their products have established or attempted to establish their own direct marketing operations, including sales through the Internet, to our knowledge, only one has replaced its traditional indirect selling channels as the principal means of distribution. Accordingly, we believe that these manufacturers of PCs and related products will continue to provide us and other third-party direct marketers favorable product allocations and marketing support.

We believe new entrants to the direct marketing channel must overcome a number of obstacles, including:

•	the substantial time and resources required to build a customer base of meaningful size, quality, and responsiveness for cost-effective circulation;

•	the high costs of developing the information and operating infrastructure required by direct marketers;

•	the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

•	the difficulty of building relationships with manufacturers to achieve favorable product allocations and attractive pricing terms; and

•	the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

BUSINESS STRATEGIES

Our objective is to become the leading supplier of information technology products and solutions, including personal computers and related products and services, to our customers. The key elements of our business strategies include:

•	Providing award-winning customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. We deliver value to our customers through high quality service and technical support provided by our knowledgeable, well-trained personnel. We have efficient delivery programs, and we also offer our customers competitive prices and reasonable return policies.

•	Offering a broad product selection at competitive prices. We offer our customers a wide assortment of information technology products and solutions, including personal computers and related products and networking products, at competitive prices. Our merchandising programs feature products that provide customers with aggressive price and performance and the convenience of one-stop shopping for their personal computer and related needs.

•	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. In 2001, we were named to the Forbes Platinum 400, the Fortune 1000, and Information Week’s list of top 500 Leading IT Innovators. Our mailing list includes approximately 3,860,000 names, of which approximately 499,000 have purchased products from us during the last 12 months.

•	Maintaining long-standing vendor relationships. We have a history of strong relationships with vendors, and were among the first direct marketers qualified by manufacturers to market computer systems to end users. We provide our vendors with both information concerning customer preferences and an efficient channel for the advertising and distribution of their products.

GROWTH STRATEGIES

Our growth strategies are to increase revenues derived from our penetration of our existing customers, broaden our product offerings, and expand our customer base. The key elements of our growth strategies include:

•	Targeting customer segments. Through targeted mailings, we seek to expand the number of our active customers and generate additional sales from our existing customers. We have developed specialty catalogs, as well as standard catalogs with special cover pages, featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server, and networking products.

•	Expanding product and service offerings. We continually evaluate information technology products and services focused on business users, adding new products and services as they become available or in response to customer demand. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices, and believe that the expansion of our corporate outbound marketing program will enhance our access to such product offerings. In addition to using our own inventories, we utilize our distribution and manufacturing suppliers to drop ship products directly to our customers. In 2003 we drop shipped 38.1% of our sales compared to 34.8% in 2002.

•	Focusing on enterprise server and networking opportunities. We are accelerating our transition from an end-user or desktop-centric computing supplier to a network or enterprise-wide computing supplier. In 2003, sales of enterprise server and networking products accounted for 27.5% of our total net sales compared to 26.8% of our total net sales in 2002. Sales of enterprise products typically have larger average order sizes and higher gross margins than do sales of desktop computing products.

•	Expanding electronic commerce channel. Our Internet Web-based catalog provides detailed product descriptions, product search capabilities, and online order processing. This channel provides our customers with a convenient means of shopping with us, and it also allows us to leverage our account managers more effectively. The number of Internet Business Account users grew from 35,000 at the end of 2002 to approximately 77,000 at December 31, 2003. We plan to further improve online sales capabilities, customer service and product information and customer support available on our Internet Web site. We also plan to expand our online affinity sales programs with major customers and thereby solidify our long-term relationship with these customers.

•	Increasing outbound telemarketing productivity. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We plan to expand and focus our training and evaluation programs, system enhancements, and sales tools more towards assisting our sales personnel in improving their productivity. As we increase our productivity, we plan to increase the number of our corporate account managers and assign them a greater number of our customers.

•	Pursuing strategic acquisitions and alliances. We seek to acquire new customers, strengthen our product offerings, add management talent, and produce operating results which are accretive to our core business earnings. In 2002, we acquired MoreDirect, a premier e-procurement supplier of IT products for medium-to-large corporate and government organizations nationwide.

SERVICE AND SUPPORT

Since our founding in 1982, our primary objective has been to provide products that meet the demands and needs of customers and to supplement those products with up-to-date product information and excellent customer service and support. We believe that offering our customers superior value, through a combination of product knowledge, consistent and reliable service, and leading products at competitive prices, differentiates us from other direct marketers and provides the foundation for developing a broad and loyal customer base.

We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first. We provide toll-free technical support from 9 a.m. through 5 p.m., Eastern Time, Monday through Friday. Product support technicians assist callers with questions concerning compatibility, installation, determination of defects, and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service. In-house technicians perform both warranty and non-warranty repair on most major systems and hardware products.

Using our customized information system, we send our customer orders to our distribution center for processing immediately after a customer receives credit approval. Through our Everything Overnight® service, we guarantee that all orders accepted up until 2:00 a.m. Eastern time, (until midnight on most custom-configured systems) will be shipped for overnight delivery via Airborne Express. We also configure approximately 14% of the computer systems we sell. Configuration typically consists of the installation of memory, accessories, and/or software.

MARKETING AND SALES

We sell our products through our direct marketing channels to SMBs, governmental agencies and educational organizations, and medium-to-large corporate accounts. We seek to be the primary supplier of information technology products and solutions, including personal computers and related products, to our existing customers and to expand our customer base. We use multiple marketing approaches to reach existing and prospective customers, including:

•	outbound telemarketing and field sales;

•	catalogs and inbound telesales;

•	Web and print media advertising; and

•	marketing programs targeted to specific customer populations.

All of our marketing approaches emphasize our broad product offerings, fast delivery, customer support, competitive pricing, and multiple payment options.

We believe that our ability to establish and maintain long-term customer relationships and to encourage repeat purchases is largely dependent on the strength of our telemarketing personnel and programs. Because our customers’ primary contact with us is through our telemarketers, we are committed to maintaining a qualified, knowledgeable, and motivated sales staff with its principal focus on customer service.

The following table sets forth our percentage of net sales by sales channel:

	Years Ended December 31,
Sales Channel	2003	2002	2001
Outbound Telemarketing and Field Sales	77%	78%	79%
Catalogs and Inbound Telesales	7	7	12
Online Internet	16	15	9

Total	100%	100%	100%

Outbound Telemarketing and Field Sales.    We seek to build loyal relationships with our potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to a one-on-one relationship with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and other marketing materials designed to meet each customer’s specific computing needs. We pay most of our account managers a base annual salary plus incentive compensation. Incentive compensation is tied to gross profit dollars produced by the individual account manager. Account managers historically have significantly increased productivity after approximately 12 months of training and experience. At December 31, 2003, we employed 519 account managers, including 191 with less than 12 months of outbound telemarketing experience with us.

Catalogs and Inbound Telesales.    Our two principal catalogs are PC Connection® for the PC market and MacConnection® for the Apple Macintosh market. We publish eleven editions of each of these catalogs annually. We distribute catalogs to purchasers on our in-house mailing list as well as to other prospective customers. In addition, we mail specialty catalogs or customized versions of our catalogs to selected customers. We distribute specialty catalogs to educational and governmental customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wider assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as developers. These customized catalogs are distributed to targeted customers included in our customer database using past identification or purchase history, as well as to outside mailing lists.

Our inbound sales representatives answer customer telephone calls generated by our catalog, magazine, and other advertising programs. These representatives also assist customers in making purchasing decisions, process product orders, and respond to customer inquiries on order status, product pricing, and availability. Using our proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information, expediting the ordering process. In addition to receiving orders through our toll-free numbers, orders are also received via fax, mail, and electronic mail.

Online Internet. (www.pcconnection.com, www.govconnection.com, www.macconnection.com, and www.moredirect.com) We provide product descriptions and prices of all products online. We also provide updated information for over 55,000 items and on screen images for over 35,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe that our Internet Web site will be an increasingly important sales source and communication tool for improving customer service.

Business Segments.    We conduct our business operations through three primary business segments: (1) consumer, small- and medium-sized business customers (“SMB”); (2) federal, state and local governments and education institutions (“Public Sector”); and (3) large corporate (Fortune 1000) and governmental organizations (“Large Accounts”).

SMB Segment.    While we continue to generate credit card sales to consumers, our principal target customers in this segment are small-to-medium-sized business customers with 20 to 1,000 employees. Our primary means of marketing to this segment incorporate all three sales channels—catalog and inbound telesales, particularly to our consumer group, outbound telemarketing, and online Internet sales, primarily to our business customers.

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

Large Account Segment.    Through our MoreDirect subsidiary’s custom designed Internet-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing,

evaluating, purchasing, and tracking a wide variety of IT products. Our account managers typically have 10 to 12 years of experience and are located strategically across the United States. This allows them to work directly with customers, often on site. MoreDirect does not own any inventory; we place all product orders with manufacturers and/or distribution companies for drop shipment directly to customers.

The following table sets forth the relative distribution of our net sales by business segment:

	Years Ended December 31,
Business Segment	2003	2002	2001
SMB	57%	59%	76%
Public Sector	24	25	24
Large Accounts	19	16	—

Total	100%	100%	100%

Specialty Marketing.    Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, “fax on demand” services, package inserts, fax broadcasts, and electronic mail. We also market call-answering and fulfillment services to certain of our product vendors.

Customers.    We currently maintain an extensive database of customers and prospects aggregating approximately 3,860,000 names. During the year ended December 31, 2003, we received orders from approximately 499,000 customers. Approximately 87% of our net sales in the year ended December 31, 2003 were made to customers who had previously purchased products from us. Except for sales to the federal government, no single customer accounted for 10% or more of our consolidated revenue. We do not have backlog orders that are material to our business.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product offerings. We currently offer our customers approximately 100,000 information technology products designed for business applications from more than 1,000 manufacturers, including hardware and peripherals, accessories, networking products, and software. We select the products that we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. As part of our merchandising strategy, we also offer products related to PCs, such as digital cameras.

The following table sets forth our percentage of net sales (in dollars) of notebooks and personal digital assistants (“PDAs”), desktops and servers, storage devices, software, networking communications products, printers & printer supplies, video, imaging and sound, memory & system enhancements, accessories and other products during the years ended December 31, 2003, 2002, and 2001.

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2003	2002	2001
Notebooks & PDAs	20%	17%	24%
Desktops/Servers	15	15	12
Storage Devices	9	9	10
Software	11	14	13
Net/Com Products	8	8	9
Printers & Printer Supplies	11	12	11
Video, Imaging & Sound	12	11	11
Memory & System Enhancements	5	5	4
Accessories/Other	9	9	6

Total	100%	100%	100%

Enterprise network infrastructure products, such as PC-based servers, routers, and switches, accounted for 27.5% of our total net sales in 2003, up from 26.8% of our total net sales in 2002. Over the next few years, we anticipate that an increasing share of our revenues will come from the sale of enterprise network infrastructure products and services, including network-based storage solutions, versus the current sales concentration in desktop and portable computers.

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

For the year ended December 31, 2003, we purchased approximately 48% of our products directly from manufacturers and the balance from distributors and aggregators. We ship the majority of our products directly to our distribution facility in Wilmington, Ohio. During the years ended December 31, 2003, 2002, and 2001, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 22%, 28%, and 25%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 15% of our total product purchases in the year ended December 31, 2003 and 14% of our total product purchases for the years ended December 31, 2002 and 2001. Effective May 3, 2002, Hewlett-Packard Company (“HP”) completed its acquisition of Compaq Computer Corporation. Our purchases from HP constituted 15% of our total product purchases in 2003. Had this acquisition been completed at the beginning of the periods presented, our purchases made directly from HP, on a pro forma basis, would have constituted 15% and 12% of our total product purchases for the years ended December 31, 2002 and 2001, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2003, 2002, and 2001. We believe that alternative sources for products obtained from Ingram Micro, Tech Data, and HP are available to us.

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

DISTRIBUTION

At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products. Orders are transmitted electronically from our New Hampshire, Massachusetts, and Maryland sales facilities to our Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Through our Everything Overnight® service, we guarantee that all orders accepted up until 2:00 a.m. Eastern time, (until midnight on custom-configured systems) will be shipped for overnight delivery via Airborne Express. We ship approximately 64% of our orders through Airborne Express. Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. MoreDirect places all product orders with manufacturers and/or distribution companies for drop shipment directly to customers. Order status with distributors is tracked online and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to recording revenue. Products drop shipped by suppliers accounted for 38.1% of net sales in 2003 and 34.8% of net sales in 2002. In future years, we expect that products drop shipped from suppliers will increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

MANAGEMENT INFORMATION SYSTEMS

All of our subsidiaries, except for MoreDirect, use management information systems, principally comprised of applications software running on IBM AS/400 and RS6000 computers and Microsoft Windows 2000-based servers, which we have customized for our use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales, and distribution, and the preparation of daily operating control reports on key aspects of the business. We also operate advanced telecommunications equipment to support our sales and customer service operations. Key elements of the telecommunications systems are integrated with our computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data.

MoreDirect has developed a custom designed Internet-based system, Traxx, which is comprised of applications software running on Linux and Sun Solaris servers. This system is an integrated application of Internet sales order processing, integrated supply chain visibility, and full EDI links with major manufacturers distribution partners for product information, availability, pricing, ordering, delivery, and tracking, including related accounting functions.

We believe that our customized information systems enable us to improve our productivity, ship customer orders on a same-day basis, respond quickly to changes in our industry, and provide high levels of customer service.

Our success is dependent in large part on the accuracy and proper use of our information systems, including our telephone systems, to manage our inventory and accounts receivable collections, to purchase, sell, and ship our products efficiently and on a timely basis, and to maintain cost-efficient operations. We expect to continually upgrade our information systems to more effectively manage our operations and customer database.

COMPETITION

The direct marketing and sale of information technology products, including personal computers and related products, is highly competitive. PC Connection competes with other direct marketers of IT products, including CDW Computer Centers, Inc. and Insight Enterprises, Inc. We also compete with:

•	certain product manufacturers that sell directly to customers, such as Dell Computer Corporation and Gateway, Inc., and more recently Hewlett-Packard, IBM, and Apple;

•	distributors that sell directly to certain customers;

•	various cost-plus aggregators, franchisers, and national computer retailers; and

•	companies with more extensive Internet Web sites and commercial online networks.

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include PC Connection®, GovConnection™, MacConnection®, and MoreDirect®, and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection®, Graphics Connection®, and Education Connection®, Your Brands, Your Way, Next Day®, and Epiq PC Systems®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, both with respect to the products we sell and use.

EMPLOYEES

As of December 31, 2003, we employed 1,412 persons, of whom 684 were engaged in sales related activities, 142 were engaged in providing customer service and support, 298 were engaged in purchasing, marketing, and distribution related activities, 85 were engaged in the operation and development of management information systems, and 203 were engaged in administrative and accounting functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a work stoppage since our inception.

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

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the fourth quarter of 2005 and the first quarter of 2006, respectively. We also operate telemarketing centers in Dover and Keene, New Hampshire, as well as Marlborough, Massachusetts, Rockville, Maryland, Fairfield, Connecticut, and Boca Raton, Florida. We believe that existing distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months.

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

While denying the allegations, we agreed to pay Microsoft $625,000 to settle the case. The settlement costs and related legal fees of approximately $125,000 are included as a special charge in our first quarter 2002 financial results.

On March 20, 2002, The Lemelson Medical, Education & Research Foundation, L.P. filed a complaint in Federal District Court for the District of Arizona naming us as an additional defendant in the so-called “Federal Express” case. The Federal Express case involves approximately eighty-eight defendants and pertains to claims made by the foundation relating to its right to royalties for the use of bar code scanners that allegedly utilize technology covered by patents now owned by the foundation. The foundation has previously filed claims against manufacturers of bar code scanners and has now also filed claims against users of bar code scanners, including PC Connection. The manufacturers of bar code scanners and the foundation are currently engaged in litigation in Nevada Federal District Court relating to the validity of the patents at issue. The defendants in the Arizona litigation have requested the federal district court to stay the proceedings pending the outcome of the Nevada litigation, which the Court granted. Until the Nevada patent litigation is resolved, we will expend little, if any, legal fees in the Arizona case. If the bar code manufacturers are successful in the Nevada case, we expect the Arizona court to dismiss the action against us.

The foundation has not specified the amount of damages it seeks in its complaint, but such damages may be material. If the foundation ultimately prevails in the Arizona litigation, the damages assessed against us may be material and may have a material adverse effect on our financial condition. In addition, we may be required to modify the methods by which we track inventories and ship products that may have a material adverse effect on our results of operations. We intend to vigorously defend this claim and, to the extent we are found liable, we believe we have indemnification claims against certain manufacturers of bar code scanners.

While we may ultimately decide to seek indemnity from certain manufacturers of bar code scanners, we can provide no assurance that we would be successful in obtaining such indemnity. At a minimum, if the Nevada or Arizona litigation proceeds, we may incur material legal fees in the defense of the foundation’s claims or in seeking indemnity from certain manufacturers of bar code scanners.

On June 24, 2003, Matthew Leffert filed a class action complaint in the Superior Court of California against numerous computer-related manufacturers and resellers, including PC Connection, claiming that our listed memory specifications for MP3 players are misleading. We primarily obtain such specifications from the manufacturers, and expect to be indemnified by them, although we may be liable for some amount of damages. We may also be required to modify the way MP3 player memory specifications are set forth in our advertisements. No specific amount has been claimed as damages. PC Connection, along with the other reseller defendants, is currently in settlement discussions with Leffert.

On October 7, 2003, Commissariat A L’Energie Atomiquie filed a complaint in the Federal District Court for the District of Delaware, naming us as a defendant, along with several other computer-related resellers, in a patent infringement case. We are attempting under contract and Uniform Commercial Code (“UCC”) provisions to be defended and indemnified by the manufacturers of the allegedly infringing products. We may have to expend some defense costs and we may be liable for some amount of damages. No specific amount has been claimed as damages.

On January 13, 2004, Hand Held Products, Inc., filed a third-party complaint in the Federal District Court for the District of Delaware, naming us as a third-party defendant, along with several other computer-related resellers, in a patent infringement case. Hand Held alleges that it is being sued by Symbol Technologies, Inc. for use of products purchased from us, among others, and that such products infringe the patents of Symbol. Hand Held Products has filed an Unopposed Motion to Sever and Stay Proceedings on the Third-Party Complaint, which we believe the Court will accept. Should Hand Held Products prevail in the underlying patent case, we will attempt to enforce contract and UCC provisions to be defended and indemnified by the manufacturers of the allegedly infringing products. No specific amount has been claimed as damages.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2003 to a vote of security holders.

Executive Officers of PC Connection

The executive officers of PC Connection and their ages as of March 12, 2004 are as follows:

Name	Age	Position
Patricia Gallup	49	Chairman, President, and Chief Executive Officer
Robert F. Wilkins	42	Executive Vice President
Mark A. Gavin	42	Sr. Vice President of Finance and Chief Financial Officer
Bradley G. Mousseau	52	Vice President of Human Resources

Patricia Gallup is a co-founder of PC Connection and has served as Chief Executive Officer and Chairman of the Board since September 2002. Ms. Gallup served as Chairman from June 2001 to August 2002. Ms. Gallup also assumed the role of President of PC Connection upon the resignation of its former president on March 21, 2003. Ms. Gallup has served as a member of our executive management team since its inception in 1982.

Robert F. Wilkins has served as Executive Vice President of PC Connection since January 2000. Mr. Wilkins served as Senior Vice President of Sales and Marketing from January 1999 to January 2000 and Senior Vice President of Merchandising and Product Management from January 1998 to January 1999. From December 1995 to January 1998, Mr. Wilkins served as Vice President of Merchandising and Product Management of PC Connection. From September 1994 to December 1995, he was a consultant to PC Connection and certain of its affiliates.

Mark A. Gavin has served as Senior Vice President of Finance and Chief Financial Officer since January 2000 and as Vice President of Finance and Chief Financial Officer of PC Connection since March 1998. Prior to joining PC Connection, Mr. Gavin held the position of Executive Vice President and Chief Operating Officer at CFX Corporation, a bank holding company in Keene, New Hampshire from April 1989 to March 1998. Prior to CFX, Mr. Gavin worked as a Manager for Ernst & Young, LLP.

Bradley G. Mousseau has served as Vice President of Human Resources since January 2000. Prior to joining PC Connection, Mr. Mousseau served as Vice President of Global Workforce Strategies for Systems & Computer Technology Corporation (SCT) from April 1997 to January 2000. Prior to SCT, Mr. Mousseau served as Vice President of Human Resources for Gabreili Medical Info Systems.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

PC Connection’s Common Stock commenced trading on March 3, 1998 on the Nasdaq National Market under the symbol “PCCC.” As of March 12, 2004, there were 24,997,877 shares outstanding of our Common Stock held by approximately 100 stockholders of record.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our Common Stock on the Nasdaq National Market.

2003	High	Low
Quarter Ended:
December 31	$11.90	$6.50
September 30	13.47	6.54
June 30	10.82	4.94
March 31	8.33	4.69

2002
Quarter Ended:
December 31	$7.49	$3.72
September 30	6.27	3.86
June 30	10.90	3.83
March 31	15.36	8.33

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share and selected operating data)
Statement of Operations Data:
Net sales	$1,312,891	$1,191,497	$1,186,217	$1,440,227	$1,079,348
Cost of sales	1,175,212	1,062,311	1,054,631	1,264,573	950,165

Gross profit	137,679	129,186	131,586	175,654	129,183
Selling, general and administrative expenses	124,824	121,964	117,610	123,834	91,322
Restructuring costs and other special charges(1)	1,929	1,636	2,204	—	—

Income from operations	10,926	5,586	11,772	51,820	37,861
Interest expense	(1,305)	(1,152)	(1,179)	(2,086)	(1,392)
Other, net	117	513	1,307	589	116

Income before income taxes	9,738	4,947	11,900	50,323	36,585
Income tax provision	(3,850)	(1,700)	(4,521)	(19,126)	(13,905)

Income before cumulative effect of change in accounting principle	5,888	3,247	7,379	31,197	22,680
Cumulative effect of change in accounting principle(2)	—	—	—	—	(305)

Net income	$5,888	$3,247	$7,379	$31,197	$22,375

Basic net income per share before cumulative effect of change in accounting principle(3)	$.24	$.13	$.30	$1.30	$.97
Cumulative effect of change in accounting principle on basic net income per share	—	—	—	—	(.02)

Basic net income per share after cumulative effect of change in accounting principle	$.24	$.13	$.30	$1.30	$.95

Diluted net income per share before cumulative effect of change in accounting principle(3)	$.23	$.13	$.30	$1.22	$.94
Cumulative effect of change in accounting principle on diluted net income per share	—	—	—	—	(.01)

Diluted net income per share after cumulative effect of change in accounting principle	$.23	$.13	$.30	$1.22	$.93

Selected Operating Data:
Active customers(4)	499,000	469,000	471,000	626,000	732,000
Catalogs distributed	31,525,000	28,765,000	41,683,000	45,028,000	47,325,000
Orders entered(5)	1,333,000	1,243,000	1,265,000	1,521,000	1,622,000
Average order size(5)	$1,169	$1,119	$1,116	$1,115	$779

	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Balance Sheet Data:
Working capital	$96,883	$91,289	$120,442	$111,048	$71,899
Total assets	309,286	268,682	243,645	249,514	223,040
Short-term debt
Capital lease obligations	334	200	171	153	137
Notes payable	5,614	—	1,000	1,000	1,000
Long-term debt (less current maturities):
Capital lease obligations	6,088	6,421	6,621	6,792	6,945
Note payable	—	—	—	1,000	2,000
Total stockholders’ equity	157,189	150,144	146,762	138,066	93,872

(1)

Includes $407 for the cost of reductions in the Company workforce, $1,130 for an uninsured portion of an employee defalcation, and $392 for an internal review of GovConnection’s General Services Administration contract cancellation during the year in 2003. Includes $886 for the cost of reductions in the Company workforce and $750 for costs relating to the Microsoft settlement in 2002. Includes $1,510 for the cost of reductions in the Company’s workforce and $694 for costs relating to a proposed acquisition that was abandoned during the year in 2001.

(2)	Represents cumulative effect of change in accounting principle for the adoption of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.”
(3)	All per share data has been adjusted for a 3-for-2 stock split distributed on May 23, 2000.
(4)	Represents estimates of all customers included in the Company’s mailing list who have made a purchase within the last twelve month period.
(5)	Does not reflect cancellations or returns.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management’s current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management. All statements, trends, analyses, and other information contained in this report relative to trends in net sales, gross margin, and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “may,” “project,” “will,” “would,” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” included within this section. Particular attention should be paid to the cautionary statements involving the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity, and the level of business investment in information technology products. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW

PC Connection is a national direct marketing organization, offering a wide range of information technology products and services—including computer systems, software and peripheral equipment, networking communications, and other products, and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, installation, and other services performed by third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses (“SMB”) through our PC Connection Sales subsidiary, (b) federal, state and local government and educational institutions (“Public Sector”) through our GovConnection subsidiary, and (c) large corporate accounts (“Large Account”) through our MoreDirect subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) inbound calls from customers responding to our catalogs and other advertising media, and (iii) our Internet Web sites. We offer normal trade credit terms to our public sector and established business customers and also accept most nationally recognized credit card payments by our customers. We also facilitate lease financing by our business customers through third-party leasing organizations.

Competition

Although direct marketing represents a very small percentage of the total United States IT market, the direct marketing of personal computers and related products is highly competitive. We compete with other direct marketers, with established retail outlets, with manufacturers who regularly sell direct, and with manufacturers of personal computer products sold by us. We currently believe that direct sales by these competitors will not have a significant adverse effect upon our net sales.

Generally, pricing in the computer and related products market is very aggressive, and we strive to maintain prices at competitive levels, which may affect our gross profit margins. In addition to these general competitive pressures, our gross profit margins are influenced by a variety of other factors, including the following:

•	The relative mix of SMB versus Public Sector and large corporate account sales;

•	Inbound consumer sales versus corporate outbound sales within the SMB segment;

•	Industry and segment pricing, particularly in the public sector; and

•	Variations in product mix and introductions of new products.

Opportunities, Challenges, and Risks

The weakness in demand for information technology products experienced by us in 2001 continued through 2002 and the first half of 2003, resulting in overall conservative buying patterns, order deferrals, and longer sales cycles, as well as greater competition and slightly lower profit margins. Inbound telesales, which primarily serve our consumer and very small business customers in our SMB segment, decreased significantly, particularly in 2002, and are expected to continue to produce a declining percentage of our total sales.

With our sales representing less than 1% of the overall approximate $200 billion United States IT market, we believe we have an excellent opportunity to grow and gain a larger share of this market. We anticipate that most of this additional market share will come from smaller value-added resellers, or VARs, who have the largest share of the current IT market. We expect our expanding service offerings to compete effectively with these historical service providers.

We enjoyed a modest improvement in sales productivity (average annualized sales per sales representative) in 2003 and anticipate more significant productivity gains in the future. With additional sales training, we expect our sales personnel to generate more add-on sales, thereby increasing sales per transaction. We believe we can then leverage this productivity against our relatively fixed cost structure, thereby increasing our profitability.

Our Public Sector segment, however, faces a challenge to recover the momentum interrupted by the loss of a major government contract in late 2003. The General Services Administration (“GSA”) cancelled its contract with GovConnection, following its review of that subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. The GSA review and our own internal review is continuing. Revenues for 2003 under the GSA contract were approximately $79 million. We applied for a new contract with that agency during the federal government’s typically low purchasing levels in the first quarter, in anticipation of receiving the contract in time to generate sales during the traditionally high third quarter federal government buying period. The GSA shortly will initiate a pre-award audit of the Company’s proposal. Although we expect the audit to begin shortly, the length of time it takes the GSA to complete this audit is not in our control. Accordingly, our 2004 sales of our GovConnection subsidiary will be adversely impacted if a new contract is not approved prior to the third quarter of 2004. This matter is further discussed below in the section entitled “Factors That May Affect Future Results and Financial Condition.”

The primary challenges we face in effectively managing our business are: (1) continuing our sales growth while reversing the downward trend of, and ultimately improving, our gross profit margins, (2) improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general and administrative expenses over a higher sales base. We expect that successfully meeting all of these challenges will not be easy. With only modest growth in the overall IT industry, any significant sales growth must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins. We must avoid the risk of further margin deterioration while increasing sales. We believe this is possible by implementing the initiatives described above.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated information derived from our statements of income expressed as a percentage of net sales.

	Years Ended December 31,
	2003	2002	2001
Net sales (in millions)	$1,312.9	$1,191.5	$1,186.2

Net sales	100.0%	100.0%	100.0%
Gross profit	10.5	10.8	11.1
Selling, general and administrative expenses	9.5	10.2	9.9
Restructuring costs and other special charges	0.2	0.1	0.2
Income from operations	0.8	0.5	1.0

The continuing decrease in gross profit as a percentage of sales is the result of continuing competitive pressure on margins and on changes in product mix. The 2003 decrease in selling, general and administrative expenses as a percentage of net sales is the result of relatively fixed expenses spread over a growing sales base.

Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Years Ended December 31,
	2003	2002	2001
Business Segment
SMB	57%	59%	76%
Public Sector	24	25	24
Large Account	19	16	—

Total	100%	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	77%	78%	79%
Inbound Telesales	7	7	12
Online Internet	16	15	9

Total	100%	100%	100%

Product Mix
Notebooks & PDAs	20%	17%	24%
Desktop/Servers	15	15	12
Storage Devices	9	9	10
Software	11	14	13
Net/Com Products	8	8	9
Printers & Printer Supplies	11	12	11
Video, Imaging & Sound	12	11	11
Memory & System Enhancements	5	5	4
Accessories/Other	9	9	6

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the last three years:

	Years Ended December 31,
	2003	2002	2001(1)
Segment
SMB	11.2%	11.8%
Public Sector	8.2	8.6
Large Account	11.3	10.8
Total	10.5%	10.8%	11.1%

(1)	We had only one reportable operating segment in 2001. It is impractical for us to restate 2001 gross margin into the operating segments established in 2002.

Our SMB segment experienced competitive pricing pressures, and offered a free freight promotion during part of 2003, which contributed to its lower gross margin rate for 2003. The Education marketplace in our Public Sector segment was highly competitive in 2003, which reduced that sector’s margin rate. Changes in MoreDirect’s customer mix, together with increased supplier rebates, however, helped to increase our Large Account segment’s margin rate for 2003.

Gross margin on sales to corporate accounts that purchase at volume discounts is generally lower than gross margins on consumer or smaller business sales. Gross margin on sales to public sector customers has historically been lower than that for commercial sales. However, the gross profit dollar contribution per order is generally higher as average order sizes of orders to such corporate and public sector accounts are usually larger. We believe that sales to larger businesses and public sector customers will continue to represent a growing portion of our business mix in future periods. We also expect the migration of customers to our website to continue, which will continue to increase the percentage of online Internet sales.

Gross margins also vary by product mix. Sales of notebooks and PDAs accounted for 20% of our overall sales in 2003, up from 17% in 2002. This accounted for much of our decrease in gross margin for the year. Computer systems generally provide the largest gross profit dollar contribution per order of all our products, although they usually yield the lowest gross margin percentage. For example, sales of computer systems result in a relatively high dollar sales order, as reflected in the increase in our average order size from $779 in the year ended December 31, 1999 to $1,169 in the year ended December 31, 2003. Enterprise class products are sold to more sophisticated end users and generally carry higher profit margins than commodity-type products. Sales of enterprise server and networking products (included in the above product mix) were 27.5%, 26.8%, and 19.8% of net sales for the years ended December 31, 2003, 2002, and 2001, respectively. We believe that sales of these product categories will grow as a percentage of our net sales, as customers further upgrade their network and communication infrastructures. However, if economic conditions do not continue to improve in the near term, the sales growth of these types of products will not likely occur as we anticipate.

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2003	2002	2001
Personnel costs	$89.7	$84.1	$82.2
Facilities operations	9.4	10.1	10.2
Credit card fees	7.6	7.1	7.9
Depreciation and amortization	8.4	8.4	7.8
Bad debts	3.1	6.6	8.7
Other – net, including advertising	6.6	5.7	0.8

Total	$124.8	$122.0	$117.6

Percentage of net sales	9.5%	10.2%	9.9%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels. Our bad debt losses have decreased significantly from their high in 2001, due to tighter credit management, lower customer bankruptcies, and an overall improvement in the economy.

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

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales increased 10.2% to $1,312.9 million in 2003 from $1,191.5 million in 2002. The increase was due largely to the inclusion of MoreDirect for the full year in 2003 but only from its early April acquisition date in 2002. Had that acquisition taken place at the beginning of 2002, net sales would have increased in 2003 by only 5.4%.

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2003		2002		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$744.4	56.7%	$703.5	59.0%	5.8%
Public Sector	320.6	24.4	293.9	24.7	9.1
Large Account	247.9	18.9	194.1	16.3	27.7

Total	$1,312.9	100.0%	$1,191.5	100.0%	10.2%

Gross Profit:
SMB	$83.4	11.2%	$82.8	11.8%	0.7%
Public Sector	26.3	8.2	25.4	8.6	3.5
Large Account	28.0	11.3	21.0	10.8	33.3

Total	$137.7	10.5%	$129.2	10.8%	6.6%

•	Net sales for our SMB segment increased because we increased the number of sales account managers in the year while also improving average sales productivity per account manager. Sales representatives for the SMB segment totaled 378 at December 31, 2003, up from 341 at the end of 2002.

•	Net sales for our Public Sector segment increased due primarily to a 19.2% growth in sales to state and local government units and educational organizations. Sales to the federal government increased slightly from 2002, which included first quarter sales relating to the September 11, 2001 disaster. Sales account managers for the Public Sector segment totaled 104 at December 31, 2003, up from 99 at the end of 2002. The cancellation of the General Services Administration contract described above did not have a significant impact on our 2003 sales, as most of the federal sales orders had been placed prior to the cancellation.

•	The increase in 2003 net sales for our Large Account segment is due to the inclusion of this segment for only nine months in 2002. MoreDirect was acquired in early April of 2002, and accordingly, net sales for that company are included only from the date of its acquisition. Had the acquisition taken place at the beginning of 2002, net sales for this segment would have been substantially flat over the two years. Sales account managers for the Large Account segment totaled 85 at December 31, 2003, up from 72 at the end of 2002.

Gross profit increased as shown by the above table, although the corresponding gross margin percentage of net sales decreased.

•	Gross profit for the SMB segment was substantially flat, as the increase from increased sales was offset by the decline in the gross margin rate, reflecting continuing competitive pressures and the shift in product mix shown in previous tables. We expect to offset this decline in gross margin rates by increasing add-on sales of accessories and other companion products to our system sales, as well as continuing to increase the level of enterprise product sales and sales of third-party warranty, installation, and other services.

•	Gross profit for the Public Sector segment increased due to the increase in sales discussed above, offset by a decline in the gross margin rate. The decline in margin was attributable to aggressive sales growth promotions to state and local government and educational customers.

•	Gross profit for the Large Account segment increased due to the increase in sales explained earlier, plus an increase in the gross margin rate. This growth was attributable to changes in customer mix, plus higher rebates obtained from suppliers.

Selling, general and administrative expenses increased in 2003 from 2002 but decreased as a percentage of sales in 2003 from 2002. The dollar increase is attributable to the inclusion of MoreDirect for the full year in 2003, as explained above.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for approximately two-thirds of our selling, general and administrative (“SG&A”) expenses, as shown earlier in the table of SG&A expenses. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support the sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Year Ended December 31,
	2003		2002		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$82.3	11.1%	$82.4	11.7%	(0.1)%
Public Sector	28.5	8.9	28.9	9.8	(1.4)
Large Account	14.0	5.6	10.7	5.5	30.8

Total	$124.8	9.5%	$122.0	10.2%	2.3%

•	SG&A expenses for the SMB segment remained flat in 2003 with 2002 levels, while decreasing as a percentage of net sales from 2002. This segment has a relatively fixed cost structure, and the significant decrease in its 2002 net sales resulted in an unusually high expense rate for that year. We believe that the SMB segment’s expense rate is higher than that for the other two segments, primarily due to lower sales productivity of its sales force and the additional costs associated with the level of its inventory procurement, stocking, and warehousing operations. The SMB segment can support a higher sales level in future periods.

•	The Public Sector segment’s SG&A expenses decreased slightly in 2003 while also decreasing as a percentage of net sales from 2002. This decrease is indicative of this segment’s improvement in sales productivity by the generation of more sales per account manager and greater leveraging of its fixed costs.

•	SG&A expenses for the Large Account segment increased in line with the full year reporting period in 2003 and the partial year period in 2002 discussed earlier. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

Restructuring costs and other special charges totaled $1.9 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively. A roll forward of restructuring costs and other special charges for the two years ended December 31, 2003 is shown below (in thousands of dollars). There were no changes in estimates in any of the periods presented.

	Workforce Reductions	Litigation Settlement	Employee Defalcation	GSA Review	Total
Balance December 31, 2001	$425	$—	$—	$—	$425
Charges	886	750	—	—	1,636
Cash payments	(1,103)	(750)	—	—	(1,853)

Balance December 31, 2002	208	—	—	—	208
Charges	407	—	1,130	392	1,929
Cash payments	(502)	—	(1,130)	(155)	(1,787)

Balance December 31, 2003	$113	$—	$—	$237	$350

The 2003 charges for the GSA contract review represent costs of our investigations relating to the GSA’s cancellation in late 2003 of its contract with our subsidiary, GovConnection. The 2003 charges for employee defalcation represent the loss sustained by one of our commercial subsidiaries in excess of the amount covered by insurance. The FBI is involved and that investigation is continuing. In 2002 we settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying these allegations, we recorded $0.8 million in settlement costs and legal fees related to this matter. We have also recognized $0.4 million and $0.9 million in charges related to staff reductions in 2003 and 2002, respectively.

Income from operations increased by $5.3 million, or 94.6%, to $10.9 million for the year ended December 31, 2003 from $5.6 million for the comparable period in 2002. MoreDirect, our Large Account segment, accounted for $12.9 million and $10.3 million of our income from operations in 2003 and 2002, respectively. Excluding MoreDirect, we incurred a loss from operations of $2.0 million for 2003 and $4.7 million in 2002.

Income from operations as a percentage of net sales increased from 0.5% in 2002 to 0.8% in 2003. This increase was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense was $1.3 million in 2003 and $1.2 million in 2002. Interest expense increased due to slightly higher average borrowings outstanding offset by lower interest rates in 2003 as compared to 2002.

Our effective tax rate was 39.5% for 2003 and 34.4% for 2002. This year-over-year increase was due to our recognition in 2002 of a New Hampshire business enterprise tax credit. Such a tax credit was not recognized in 2003. The relative size of our tax provisions tends to magnify the beneficial impact of such credit on a percentage basis. We anticipate that our effective tax rate will be approximately 39% in 2004 due to the expected changes and mix of state income taxes.

Net income increased by $2.7 million, or 84.4%, to $5.9 million in 2003 from $3.2 million in 2002, principally as a result of the increase in income from operations. MoreDirect’s net income was $7.8 million in 2003 and $6.3 million in 2002. Excluding MoreDirect, our operations incurred a net loss of $1.9 million in 2003 and $3.1 million in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales increased marginally to $1,191.5 million in 2002 from $1,186.2 million in 2001. The increase was due primarily to our acquisition of MoreDirect, Inc. in early April 2002, which accounted for $194.1 million of our 2002 sales. Absent that acquisition, net sales would have decreased by $188.8 million, due to the continuing weakness in demand for information technology products, especially with our SMB customers.

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	2002		2001		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$703.5	59.0%	$896.1	75.5%	(21.5)%
Public Sector	293.9	24.7	290.1	24.5	1.3
Large Account	194.1	16.3	0.0	0.0	0.0

Total	$1,191.5	100.0%	$1,186.2	100.0%	0.4%

Gross Profit:(1)
SMB	$82.8	11.8%	—	—	—
Public Sector	25.4	8.6	—	—	—
Large Account	21.0	10.8	—	—	—

Total	$129.2	10.8%	$131.6	11.1%	1.8%

(1)	In 2001 we had only one reportable operating segment. It is impractical for us to restate prior year balances, except for sales, into the operating segments established in 2002.

•	Net sales for our SMB segment decreased in 2002, reflecting the impact of the economy on this segment. Our sales to consumers and small businesses, which make up a large portion of this segment, were negatively impacted during the continuing economic slowdown. Sales representatives for the SMB segment totaled 341 at December 31, 2002, compared to 425 at December 31, 2001.

•	Net sales for our Public Sector segment remained relatively flat in 2002, as compared to 2001. The increased level of our sales to federal government agencies in the fourth quarter of 2001 after the September 11th disaster extended into the first quarter of 2002. Sales account managers for the Public Sector segment totaled 99 at December 31, 2002, compared to 88 at December 31, 2001.

•	Net sales for our Large Account segment, newly established in 2002, represented our acquisition of MoreDirect. Sales account managers for the Large Account segment totaled 72 at December 31, 2002. We did not have a Large Account segment prior to 2002.

Gross profit decreased in 2002 from 2001, as shown in the above table. MoreDirect accounted for $21.0 million of our 2002 gross profit; excluding MoreDirect, the decrease in gross profit was $23.4 million, or 17.8%.

The decrease in gross profit dollars was attributable to the changes in net sales described above, together with a decrease in gross profit margin. Gross profit margin decreased due to a more competitive pricing environment and other market conditions. Our gross profit margins are influenced by, among other things, industry pricing, customer type, and relative product mix. Generally pricing in the computer and related products market is very aggressive. Sales to our SMB customers generally carry higher gross margins than our sales to Large Account or Public Sector customers.

Selling, general and administrative expenses increased in dollar amounts and as a percentage of sales. MoreDirect’s selling, general and administrative expenses accounted for $10.7 million of the 2002 total, or 5.5% of its sales. Excluding MoreDirect’s expenses and sales, our SG&A expenses were $111.3 million, or 11.2% of our net sales. The relatively fixed nature of our operating costs resulted in a greater decrease in sales and gross profit than in operating expenses, thereby increasing our expense ratio. Personnel costs generally account for approximately two-thirds of our SG&A expenses, as shown above. SG&A expense increased in 2002 as a percentage of sales also because we implemented additional sales growth initiatives and improved marketing programs.

Restructuring costs and other special charges totaled $1.6 million and $2.2 million for the years ended December 31, 2002 and 2001, respectively. On March 15, 2002, we settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement as described above. We also recognized $0.9 million in charges related to staff reductions in 2002. In 2001 we recognized $1.5 million in charges related to staff reductions and $0.7 million for costs associated with a proposed acquisition abandoned during the year.

A roll forward of restructuring costs and other special charges for the two years ended December 31, 2002 is shown below (in thousands). There were no changes in estimates in any of the periods presented.

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

Interest expense was flat from 2001 to 2002 due to higher average borrowings outstanding offset by lower interest rates in 2002 as compared to 2001.

Our effective tax rate was 34.4% for 2002 and 38.0% for 2001. This year-over-year decrease was due to our recognition of a New Hampshire business enterprise tax credit in 2002. The relative size of our 2002 tax provision, $1.7 million, tends to magnify the beneficial impact of such credit on a percentage basis.

Net income decreased by $4.2 million, or 56.8%, to $3.2 million in 2002 from $7.4 million in 2001, principally as a result of the decrease in income from operations. MoreDirect’s net income was $6.3 million in 2002. Excluding MoreDirect, our operations incurred a net loss of $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures for computer equipment and software used in our business, and more recently, earn-out payments required under our recent acquisition of MoreDirect.

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditure, and other requirements at least for the next twelve calendar months. We expect our capital needs for 2004 to consist primarily of capital expenditures of between $3 and $4 million, payments on capital and operating lease obligations of approximately $5.3 million and additional payments of approximately $11.6 million under our MoreDirect merger agreement.

We expect to meet our cash requirements for 2004 through a combination of cash on hand, cash generated from operations and, if necessary, additional borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2003 we had approximately $3.0 million in unrestricted accounts and $5.0 million in an account restricted to payments under the MoreDirect acquisition agreement.

•	Cash Generated by Operations. We expect to generate cash flows from operations in excess of operating cash needs by balancing net changes in inventories, receivables, and payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•	Credit Facilities. As of December 31, 2003, we had drawn $5.6 million of our $45 million bank line of credit. This line of credit can be increased, at our option, to $65 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate needing any additional sources of financing to fund our operations, if demand for information technology products declines, our cash flows from operations may be substantially affected. See also related risks listed below under “Factors That May Affect Future Results and Financial Condition.”

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2003	2002	2001
Net cash provided by operating activities	$3.3	$5.0	$34.2
Net cash used for investing activities	(8.3)	(37.6)	(5.9)
Net cash provided by (used for) financing activities	6.2	(1.2)	(0.1)

Increase (decrease) in cash and cash equivalents	$1.2	$(33.8)	$28.2

Cash provided by operating activities decreased in 2003 and 2002. The primary reason for the decrease in 2003 was the increase in inventories, not fully offset by collections of receivables or increases in payables. The higher amount in 2001 resulted primarily from a significant decrease in receivables, inventory, and other current assets from prior levels.

At December 31, 2003, we had $112.5 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $6.4 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities include our capital expenditures in the three years presented, primarily for computer equipment and capitalization of internally-developed software. Additionally, MoreDirect was acquired in April 2002, which accounted for $32.6 million of the use of cash in 2002. We continued to use cash in 2003 to fund earn-out payments due to the former shareholder of MoreDirect. These payments totaled $10.8 million.

Cash provided by financing activities in 2003 related to an increase in our net borrowings by $5.6 million under our bank line of credit, whereas there was no such increase in 2002 or 2001. Further, our 2002 and 2001 financing activities included a $1.0 million repayment of a note payable in each year and purchases of treasury stock aggregating $0.8 million and $1.5 million, respectively.

Debt Instruments, Contractual Agreements, and Related Covenants

Below is a summary of certain provisions of our credit facilities and other contractual obligations. It is qualified in its entirety by the terms of the actual agreements, which are on file with the Securities and Exchange Commission. For more information about the restrictive covenants in our debt instruments and inventory financing agreements, see “Factors Affecting Sources of Liquidity.” For more information about our obligations, commitments, and contingencies, see our consolidated financial statements and the accompanying notes included in this annual report.

Bank Line of Credit.    Our bank line of credit provides us with a borrowing capacity of up to $45 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Amounts outstanding under this facility were $5.6 million at December 31, 2003; these amounts bear interest at the prime rate (4.0% at December 31, 2003). Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $39.4 million at December 31, 2003. We recently negotiated an extension of this credit facility to December 31, 2005 and an option to increase the facility up to $65 million.

This facility operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings under the line are classified as current.

Inventory Trade Credit Arrangements.    We have security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for financing up to an aggregate of $45 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products.

Capital Lease.    We have a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership. We are required to make lease payments aggregating from $0.9 million to $1.1 million per year, plus real estate taxes, insurance, and common area maintenance charges.

Operating Leases.    We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. See the Liquidity Table below for lease commitments under these leases.

Earn-out Provisions of MoreDirect Merger Agreement.    We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we are required to make additional payments to the MoreDirect shareholder if certain earnings levels are achieved through December 31, 2004. Earn-out payments aggregating $11.6 million are due in 2004 based on MoreDirect’s 2003 earnings. Final payment will be due in 2005 if MoreDirect achieves its earnings target in 2004.

Liquidity Table for Contractual Obligations.    The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2003 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligation(1)	$10,738	$1,025	$2,050	$2,060	$5,603
Operating lease obligation	6,899	4,300	2,373	226	—
Earn-out obligation for acquisition(2)	11,593	11,593	—	—	—

Total	$29,230	$16,918	$4,423	$2,286	$5,603

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.
(2)	Excludes possible payment due in 2005, which is dependent on meeting certain 2004 earnings levels. Accordingly, the amounts ultimately due in 2005 cannot be currently estimated.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit.    Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, dividends and other distributions, investments, and liens) with which the Company and all of its subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at December 31, 2003 was 0.75 to 1.0.

•	Minimum Consolidated Net Worth must be at least $125.0 million, plus 50% of consolidated net income for each quarter since December 31, 2001 (loss quarters not counted). Such amount was calculated at December 31, 2003 as $130.6 million, whereas our actual consolidated stockholders’ equity at this date was $157.2 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $24 million of the formula availability which must be held in reserves. As of December 31, 2003, $39.4 million was available for additional borrowings.

Inventory Trade Credit Agreements.    These agreements contain similar financial ratios and operational covenants and restrictions as those contained in our bank line of credit described above. Such agreements also contain cross-default provisions whereby a default under the bank agreement would also constitute a default under these agreements. Financing under these agreements is limited to the purchase of specific branded products from authorized suppliers, and amounts outstanding must be fully collateralized by inventories of those products on hand.

MoreDirect Merger Agreement.    The merger agreement with MoreDirect contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect’s shareholder. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payment we would make for 2004 under the earn-out provisions of the merger agreement is $21.7 million, assuming MoreDirect maintains 200% of the targeted EBIT level for that year. If MoreDirect maintains less than 60% of the targeted EBIT level for 2004, no payment would be required under the earn-out provisions of the merger agreement. At any time during the earn-out period, we may “buy-out” the remaining earn-out payments for amounts which vary during the term of the earn-out. We accrued a liability to MoreDirect’s shareholder for $11.6 million and $10.8 million in earn-out consideration for the years ended December 31, 2003 and 2002, respectively. We also escrowed $10.0 million at closing to fund a portion of these contingent payments, of which $5.0 million was used to satisfy a portion of the liability paid by us in the first quarter of 2003, and the remaining $5.0 million will be used to satisfy a portion of our obligation to be paid in 2004. We believe we will be able to meet our obligations to MoreDirect and its stockholder under the merger agreement.

Capital Markets.    Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the Information Technology industry, our financial performance and stock price, and the state of the capital markets.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC requires that all registrants disclose their most “critical accounting policies” in “Management’s Discussion of Financial Condition and Results of Operations.” A “critical accounting policy” has been defined as one that is both important to the portrayal of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Further, “critical accounting policies” are those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

We believe that our accounting policies described below fit the definition of “critical accounting policies.” We have reviewed our policies for the year ended December 31, 2003 and determined that they remain our most critical accounting policies. We did not make any changes to these policies during this year.

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB – destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards No. 48 (“SFAS No. 48”), “Revenue Recognition When Right of Return Exists,” based on significant historical experience. Should such returns no longer prove estimable, we believe that the impact on our financials would not necessarily be significant, since the return privilege expires 30 days after shipment.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ current credit worthiness. Our allowance is generally computed by (1) applying specific percentage reserves on accounts that are past due; and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of certain of our customers were to deteriorate, or if we noted there was a lengthening of the timing of the settlement of receivables that was symptomatic of a general deterioration in the ability of our customers to pay, we would have to increase our allowance for doubtful accounts. This would negatively impact our earnings. Our cash flows would be impacted to the extent that receivables could not be collected.

In addition to accounts receivable from customers, we record receivables from our vendors/suppliers for cooperative advertising, price protection, supplier reimbursements, rebates, and other similar arrangements. A portion of such receivables is estimated based on information available from our vendors at discrete points in time. While such estimates have historically approximated actual cash received, an unanticipated change in a promotional program could give rise to a reduction in the receivable. This could negatively impact our earnings and our cash flows.

In 2003, we adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. One part of this consensus spoke to the recording of estimates surrounding rebates or refunds. The other part spoke to the classification of such items on the income statement. The recognition and measurement provisions of EITF 02-16 did not have a material effect on our results of operations or financial position.

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur future charges to our income statement.

Inventories – Merchandise

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-salable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The PC industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions. This could negatively impact our earnings. Our obsolescence charges have historically approximated $6 million per annum. There have been no unusual charges precipitated by specific technological or forecast issues.

Contingencies

From time to time we are subject to potential claims and assessments from third parties. We continually assess whether or not such claims have merit and would warrant accrual under the “probable and estimable” criteria of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” In the most recent year, we have been subject to audit by the General Services Administration. While we have accrued an estimate of our anticipated liability in the financial statements, such estimate is subject to change based on incremental findings by the government auditors. Any such change in estimate will impact both our results of operations and our cash flows.

Value of Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles, and goodwill. An impairment review is undertaken on (1) an annual basis for assets such as goodwill and indefinite lived intangible assets; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows emanating from such assets may be diminished. We may review the carrying value of all these assets based partly on our projections of anticipated cash flows – projections which are, in part, dependent upon anticipated market conditions, operational performance, and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

Over the last several years, we have incurred no significant impairment charges. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially effect our valuations and result in impairment charges against the carrying value of those assets.

Employee Compensation and Benefits

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

We also have granted stock options to our employees. In general, such grants have been made at the current fair value of our stock and accordingly, given that we account for option awards under APB Opinion 25, “Accounting for Stock Issued to Employees,” no compensation charge has been recorded. In previous years, most specifically those years prior to our initial public offering, there was a difference between the strike price of the option and the then current fair value of the stock. This difference resulted in a fixed and determinable compensation charge. We have not modified option grants in a manner that would cause either re-measurement of the awards or the commencement of variable accounting.

As described in the notes to the financial statements, pro-forma disclosure has been provided as if we applied the fair value methodology to option awards. The recognition of compensation for awards – especially if we were required by the accounting standard setters to adopt such a methodology in the future – would have an adverse effect on our earnings.

We have also engaged in workforce reduction actions in each of the last three years. These actions included formula driven termination benefits. These benefits were or are being paid relatively quickly and have not been subject to change. We do not foresee a circumstance where there could be significant variability in our workforce reduction estimates. However, if we did experience significant variability, such change could negatively impact our cash flows.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” This pronouncement provides that consideration received by a reseller from a vendor in exchange for “vendor sales incentives” tendered by consumers should not be reported as a reduction of the cost of the reseller’s purchases from the vendor. “Vendor sales incentives” as defined, are limited to incentives meeting the narrow definition provided in the EITF. EITF 03-10 was effective for all new arrangements and modifications to existing arrangements entered into or redeemed in fiscal periods beginning after November 25, 2003. The recognition and measurement provisions of EITF 03-10 did not have a material effect on our results of operations or financial position.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Our future results and financial condition are dependent on our ability to continue to successfully market, sell, and distribute information technology products and services, including computers, hardware, and software. Inherent in this process are a number of factors that we must successfully manage in order to achieve a favorable financial condition and favorable operating results. Potential risks and uncertainties that could affect our future financial condition and operating results include, without limitation, the following factors:

We have experienced rapid growth in recent years followed by a decline in sales in 2002 and 2001, and there is no assurance that we will be able to regain such rapid growth.

Our net sales grew from $749.9 million in 1998 to $1.44 billion in 2000. In 2001 and 2002, our net sales declined to $1.19 billion. In 2003 our net sales increased to $1.31 billion, largely due to the April 2002 acquisition of MoreDirect. We believe we would have experienced a greater decline in our net sales for 2002 if it had not been for that acquisition. If our revenues decline again in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

We may also experience quarterly fluctuations and seasonality which could impact our business.

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	changes in the overall level of economic activity;

•	changes in the level of business investment in information technology products;

•	the condition of the personal computer industry in general;

•	shifts in customer demand for hardware and software products;

•	industry shipments of new products or upgrades;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in response rates;

•	fluctuations in postage, paper, shipping, and printing costs and in merchandise returns;

•	adverse weather conditions that affect response, distribution or shipping;

•	shifts in the timing of holidays;

•	changes in our product offerings;

•	changes in consumer demand for information technology products; and

•	changes in vendor distribution of products.

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

We experienced a loss of a major federal government contract in 2003, which could significantly reduce our sales to that organization and negatively impact our business.

In November 2003 we were advised that the GSA cancelled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures that may have resulted in the sale of unqualified items or underpayment of required fees. The matter has been referred to the Department of Justice for review, and the Company is cooperating in that review. We have applied with the GSA to obtain a new contract; however, that agency will conduct a pre-award audit of our contract proposal prior to awarding a new contract. We expect this pre-award audit to begin shortly; however the commencement of the audit and the length of time to complete the audit is not in our control. Accordingly, there is no assurance that we will have a new contract in place in sufficient time to avoid a loss in federal government sales, if at all. If the new contract is not awarded prior to the traditionally high third quarter federal government buying period, our sales to the federal government would be adversely impacted. Revenues for 2003 under the GSA contract were approximately $79 million. We believe the GSA contract, if it had remained in effect, would have provided us with 2004 revenues generally comparable to the 2003 levels reported.

We are exposed to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry.

The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, to place larger than typical inventory stocking orders, and increase our participation in first-to-market purchase opportunities. We may also participate in end-of-life-cycle purchase opportunities and market products on a private-label basis, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are also taking steps to reduce their inventory exposure by supporting “build-to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us which could negatively impact our business.

We acquire products for resale from a limited number of vendors; the loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 63%, 67%, and 63% of our total product purchases in the years ended December 31, 2003, 2002, and 2001, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 22%, 28%, and 25% of our total product purchases in the years ended December 31, 2003, 2002, and 2001, respectively. Purchases from Tech Data Corporation comprised 15% of our total product purchases in the year ended December 31, 2003 and 14% in both of the years ended December 31, 2002 and 2001, respectively. Effective May 3, 2002, Hewlett-Packard Company (“HP”) completed its acquisition of Compaq Computer Corporation. Our purchases from HP constituted 15% of our total product purchases in 2003. Had this acquisition been completed at the beginning of the periods presented, our purchases made directly from HP, on a pro forma basis, would have constituted 15% and 12% of our total product purchases in the years ended December 31, 2002 and 2001, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2003, 2002, and 2001. If we were unable to acquire products from Ingram, Tech Data or HP, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2003 was $112.5 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Some product manufacturers and distributors provide us with incentives such as supplier reimbursements, payment discounts, price protection, rebates, and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:

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

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including an increasing number of Internet retailers. Certain hardware and software vendors, such as HP, IBM, and Apple, who provide products to us, are also selling their products directly to end users through their own catalogs and over the Internet. We compete not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt more aggressive pricing policies than us. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

Generally, pricing is very aggressive in the personal computer industry and we expect pricing pressures to continue. An increase in price competition could result in a reduction of our profit margins. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions, or otherwise. Also, our sales of personal computer hardware products are generally producing lower profit margins than those associated with software products. Such pricing pressures could result in an erosion of our market share, reduced sales, and reduced operating margins, any of which could have a material adverse effect on our business.

The methods of distributing personal computers and related products are changing and such changes may negatively impact us and our business.

The manner in which personal computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as online shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, Hewlett-Packard, and IBM, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end users could have a material adverse effect on our results of operations.

We could experience system failures which would interfere with our ability to process orders.

We depend on the accuracy and proper use of our management information systems including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:

•	our ability to manage inventory and accounts receivable collection;

•	our ability to purchase, sell, and ship products efficiently and on a timely basis; and

•	our ability to maintain operations.

Interruptions could result from natural disasters as well as power loss, telecommunications failure, and similar events.

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

We have had an increasing amount of sales made over the Internet in part because of the growing use and acceptance of the Internet by end users. No one can be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Sales of computer products over the Internet do not currently represent a significant portion of overall computer product sales. Growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. We cannot accurately predict the rate at which they will do so.

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

We depend heavily on third-party shippers to deliver our products to customers.

We ship approximately 64% of our products to customers by Airborne Freight Corporation D/B/A “Airborne Express,” with the remainder being shipped by United Parcel Service, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

We may experience potential increases in shipping, paper, and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers.

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

We also incur substantial paper and postage costs related to our marketing activities, including producing and mailing our catalogs. Paper prices historically have been cyclical and we have experienced substantial increases in the past. Significant increases in postal or shipping rates and paper costs could adversely impact our business, financial condition, and results of operations, particularly if we cannot pass on such increases to our customers or offset such increases by reducing other costs.

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

We presently collect sales tax on sales of products to residents in many states. Taxable sales to customers were approximately 25% of our net sales during the year ended December 31, 2003. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

We are dependent on key personnel.

Our future performance will depend to a significant extent upon the efforts and abilities of our senior executives. The competition for qualified management personnel in the computer products industry is very intense, and the loss of service of one or more of these persons could have an adverse effect on our business. Our success and plans for future growth will also depend on our ability to hire, train, and retain skilled personnel in all areas of our business, including sales account managers and technical support personnel. There can be no assurance that we will be able to attract, train, and retain sufficient qualified personnel to achieve our business objectives.

We are controlled by two principal stockholders.

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 69% of the outstanding shares of our common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of us. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had $5.6 million in borrowings outstanding pursuant to the credit agreement as of December 31, 2003. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, $5.6 million in borrowings were outstanding on the credit agreement at December 31, 2003, and the average outstanding borrowings during the year were not material. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 8.    Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

On November 14, 2003 we received final notification from the GSA that our GovConnection subsidiary’s contract with the GSA was cancelled. Our management has met several times with the GSA and has concluded that such cancellation notice was precipitated by an audit of contractual compliance. We have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit, although we have undertaken our own internal review of our government contracting processes. We believe that there were deficiencies in the process and control structure as they relate to the identification and qualification of products authorized for sale under the contract and the pricing and reporting of contract sales and payment of fees required under the GSA contract. We have taken certain remedial actions to correct such deficiencies in the fourth quarter of 2003:

•	We have initiated extensive training of our government sales and support personnel on government compliance and contracting requirements.

•	We have implemented system modifications allowing us to better track sales under contracts.

•	We have established a comprehensive action plan to perform regular ongoing reviews of every aspect of GovConnection’s operations, organization, systems, and practices.

•	We have replaced the leadership of GovConnection with a new President who has extensive knowledge and experience with government purchasing and contracting.

•	We have initiated plans to hire a Vice President of Contract Management of GovConnection. This individual was hired in March 2004.

We have also initiated a variety of our own preliminary internal review procedures designed to ascertain whether GovConnection conformed to the terms of the contract and have assessed whether or not our findings would call into question the propriety of our financial statements that have been filed in the past. It is management’s judgment, based on a review of transactions undertaken by itself and a third-party consultant, that any issues that may be identified in the audit report would have little, if any, impact on our historical financial statements. Any financial statement exposure that is likely to exist will be prospective in nature – that is, it will arise from penalties and assessments or differences in interpretation relative to certain contractual language – and will thus be recorded in future periods.

In December 2003, we discovered a $3.1 million theft of funds by a former supervisor of one of our commercial sales subsidiaries. The FBI has been notified and investigations by that agency and our own private investigators are continuing. Our insurance carrier has been notified and we have filed a claim under our employee theft coverage for approximately $2.0 million. We have recognized a non-recurring charge in 2003 of $1.1 million for the uninsured portion of this loss.

We identified certain control weaknesses in the subsidiary’s accounts payable process that allowed this theft to occur, and in December 2003 implemented the following changes in the subsidiary’s internal controls to avoid a recurrence of this loss:

•	We have segregated critical functions so that different employees: (1) create new suppliers, (2) process disbursement checks, and (3) reconcile vendor accounts.

•	We have limited primary check signers to the subsidiary’s CEO or CFO.

•	We have strengthened reconciliation and review processes.

PC Connection’s management, with the participation of our President and Chief Executive Officer and our Senior Vice President of Finance and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) as of December 31, 2003. Based on this evaluation, and including the changes in controls described above, our President and Chief Executive Officer and our Senior Vice President of Finance and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Senior Vice President of Finance and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Except as stated above, no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information included under the headings, “Executive Officers of PC Connection” in Item 4 of Part I hereof and “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held on June 8, 2004 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2003. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Item 11.    Executive Compensation

The information included under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information included under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information included under the heading “Certain Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information included under the heading “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Consolidated Financial Statements, Schedule, and Reports on Form 8-K

(a)	List of Documents Filed as Part of This Report:

(1)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document.

(2)	Consolidated Financial Statement Schedule:

The following Consolidated Financial Statement Schedule, as set forth below, is filed with this report:

Schedule	Page Reference
Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are either not applicable or the relevant information has already been disclosed in the financial statements.

(3)	Supplementary Data

Not applicable.

(b)	Reports on Form 8-K

On October 23, 2003, the Company furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure), containing a copy of its earnings release for the period ended September 30, 2003, (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

On November 18, 2003, the Company filed a Current Report on Form 8-K under Item 5 (Other Events and Required FD Disclosure), announcing the loss of a government contract by a subsidiary, its inability to file its quarterly report on Form 10-Q for the quarter ended September 30, 2003 within the prescribed time period and its filing of a Form 12b-25 Notification of Late Filing.

On December 10, 2003, the Company filed a Current Report on Form 8-K under Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information, Exhibits) providing information to be discussed at a Raymond James IT Supply Chain Conference.

(c)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.4(1)	Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
9.1(1)	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)	1993 Incentive and Non-Statutory Stock Option Plan, as amended.
10.2(1)	1997 Stock Incentive Plan.
10.3(1)	Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in Marlow, New Hampshire.
10.4(1)	Employment Agreement between the Registrant and Robert F. Wilkins, dated December 23, 1995.
10.5(1)	Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.
10.6(1)	Agreement between the Registrant and Ingram Micro, Inc., dated October 30, 1997, as amended.
10.7(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997 for property located at Route 101A, Merrimack, New Hampshire.
10.8(1)	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.9(1)	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.10(2)	Employment Agreement between the Registrant and Mark A. Gavin, dated February 5, 1998.
10.11(3)	Agreement for Wholesale Financing, dated as of March 25, 1998, between the Registrant and Deutsche Financial Services Corporation.
10.12(3)	Amendment to Agreement for Wholesale Financing, dated as of March 25, 1998, between the Registrant and Deutsche Financial Services Corporation.
10.13(1)	Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1998, for property located at 450 Marlboro Street, Keene, New Hampshire
10.14(4)	Amendment, dated January 1, 1999, to the Lease Agreement between the Registrant and Gallup & Hall Partnership, dated June 1, 1987, as amended for property located in Marlow, New Hampshire.
10.15(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.16(4)	Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.
10.17(3)	Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000, between the Registrant and Deutsche Financial Services Corporation.
10.18(3)

Guaranty, dated as of February 25, 2000, entered into by PC Connection, Inc. in connection with the Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000, between the Registrant and Deutsche Financial Services Corporation.

10.19(3)	Amended and Restated Credit Agreement, dated February 25, 2000, between PC Connection, Inc., the Lenders Party hereto and Citizens Bank of Massachusetts.
10.20(4)	Amendment to Employment Agreement between the Registrant and Robert F. Wilkins dated December 23, 1995.

Exhibits
10.21(4)	Lease between PC Connection Sales and Dover Mills L.P., dated May 1, 2000, for property located at 100 Main Street, Dover, New Hampshire.
10.22(4)

Amendment, dated June 26, 2000 to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated July 31, 1998 for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.23(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.
10.24 4)	Amendment, dated November 1, 1996 to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates for property located in Rockville, Maryland.
10.25(4)

Amendment, dated March 31, 1998 to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated November 1, 1996, as amended for property located in Rockville, Maryland.

10.26(4)	Amendment, dated August 31, 2000 to the Lease Agreement between ComTeq Federal, Inc. and Rockville Industrial Associates, dated March 31, 1998, as amended for property located in Rockville, Maryland.
10.27(4)	Lease between Merrimack Services Corporation and Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.
10.28(5)	Amendment, dated December 27, 2000, to the Amended and Restated Credit Agreement, dated February 25, 2000, between PC Connection, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.
10.29(5)	Amendment, dated May 4, 2001 to the Amended and Restated Credit Agreement, dated December 27, 2000, between PC Connection, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.
10.30(6)	Amendment, dated August 22, 2001 to the Amended and Restated Credit Agreement, dated May 4, 2001, between PC Connection, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.
10.31(6)	Agreement and Plan of Merger, dated March 25, 2002, by and among PC Connection, Inc., Boca Acquisition Corp., MoreDirect, Inc. and the stockholders of MoreDirect, Inc. set forth on Schedule 1 thereto.
10.32(7)

Amendment No.1 to the Agreement and Plan of Merger, dated April 5, 2002, by and among PC Connection, Inc., Boca Acquisition Corp., MoreDirect, Inc., Russell Madris, the sole stockholder of MoreDirect, Inc. and Michael Diamant, James Garrity, and Scott Madris.

10.33(8)

Amended and Restated Credit and Security Agreement, dated May 31, 2002, among Citizens Bank of Massachusetts, as lender and agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, Comteq Federal of New Hampshire, Inc., GovConnection, Inc., Merrimack Services Corporation, PC Connection Sales Corporation, PC Connection Sales of Massachusetts, Inc., and MoreDirect, Inc., each as guarantors.

10.34(9)

Amendment, dated June 1, 2002, to the Lease Agreement between Merrimack Services Corporation and Gallup & Hall, dated May 1, 1997, for property located at 442 Marlboro Street, located in Keene, New Hampshire.

10.35(9)	Amendment, dated July 31, 2002 to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD, dated June 26, 2000 for property located at Old State Route 73, Wilmington, Ohio.
10.36(9)	Lease between Merrimack Services Corporation and Audio Accessories, Inc., dated November 1, 2002 for property located at Mill Street, Marlow, New Hampshire.
10.37(9)	Lease between MoreDirect.com, Inc. and Bryam Hill Realty Corporation, dated April 1, 2000, for property located at 7300 N. Federal Highway, Boca Raton, FL.

Exhibits
10.38(9)	Lease between MoreDirect.com, Inc. and Bryam Hill Realty Corporation, dated February 2001, for property located at 7300 N. Federal Highway, Boca Raton, FL.
10.39(9)	Assignment of lease dated August 27, 2002, between MoreDirect, Inc. and Robert Leone Trust, for property located at 7300 N. Federal Highway, Boca Raton, FL.
10.40(9)

Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection (formerly known as ComTeq Federal, Inc.) and Rockville Office/Industrial Associates, dated March 31, 1998, as amended for property located in Rockville, Maryland.

10.41(10)	Lease between GovConnection, Inc. and Fairhaven Investors Limited Partnership,
dated April 30, 2003, for property located at 2150 Post Road, Fairfield, Connecticut.
10.42(11)(+)	National Account Agreement between Airborne Express, Inc. and Merrimack Services Corporation d/b/a PC Connection Services, dated June 2, 2003.
10.43

Amendment to Agreement for Wholesale Financing and Guaranty, dated as of December 18, 2001, by and among the Registrant, PC Connection Sales Corporation, Merrimack Services Corporation, and Deutsche Financial Services Corporation.

10.44

First Amendment, dated June 14, 2002 to the Amended and Restated Credit and Security Agreement, dated May 31, 2002, between PC Connection, Inc., Comteq Federal of New Hampshire, Inc., GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.

10.45

Second Amendment, dated July 29, 2002 to the Amended and Restated Credit and Security Agreement, dated May 31, 2002, between PC Connection, Inc., Comteq Federal of New Hampshire, Inc., GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.

10.46	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
10.47

Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.48

Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.49

Amendment, dated April 23, 2003 to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD, as amended June 19, 2001, for property located at Old State Route 73, Wilmington, Ohio.

10.50

Third Amendment, dated October 1, 2003 to the Amended and Restated Credit and Security Agreement, dated May 31, 2002, between PC Connection, Inc., Comteq Federal of New Hampshire, Inc., GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.

10.51

Acknowledgement, Waiver and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc. and IBM Credit LLC.

14.1	Code of Business Conduct.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits
31.2	Certification of the Company’s Sr. Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on April 1, 2002.
(7)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, dated April 5, 2002.
(8)	Incorporated by reference from exhibits filed with the Company’s current Report on Form 8-K, dated June 5, 2002.
(9)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(10)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 13, 2003.
(11)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 20, 2003.
(+)	Confidential treatment requested for this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 30, 2004
	By:	/s/ PATRICIA GALLUP
Patricia Gallup, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRUCE BARONE Bruce Barone	Director	March 30, 2004

/s/ JOSEPH BAUTE Joseph Baute	Director	March 30, 2004

/s/ PETER BAXTER Peter Baxter	Director	March 30, 2004

/s/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 30, 2004

/s/ PATRICIA GALLUP Patricia Gallup	Chairman and Chief Executive Officer	March 30, 2004

/s/ MARK GAVIN Mark Gavin	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ DAVID HALL David Hall	Vice Chairman and Director	March 30, 2004

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

The Company maintains an effective internal control structure. It consists, in part, of an organization with clearly defined lines of responsibility and delegation of authority, comprehensive systems and control procedures. We believe that, after the implementation of the control changes described in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K, this structure provides reasonable assurance that transactions are executed in accordance with management authorization and accounting principles generally accepted in the United States of America.

To assure the effective administration of internal control, we carefully select and train our employees, develop and disseminate written policies and procedures, provide appropriate communication channels, and foster an environment conducive to the effective functioning of controls. We believe that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards.

Deloitte & Touche LLP, independent auditors, are retained to audit the Company’s consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with auditing standards generally accepted in the United States of America.

The Audit Committee of the Board of Directors is composed solely of outside directors and is responsible for recommending to the Board of Directors the independent accounting firm to be retained for the coming year. The Audit Committee meets periodically and privately with the independent auditors, as well as with Company management, to review accounting, auditing, internal control structure, and financial reporting matters.

Patricia Gallup	Mark A. Gavin
President and	Senior Vice President of Finance
Chief Executive Officer	and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Deloitte & Touche LLP

Boston, Massachusetts

March 18, 2004

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,977	$1,797
Restricted cash	5,000	5,000
Accounts receivable, net	144,337	135,314
Inventories – merchandise	80,140	52,479
Deferred income taxes	1,732	741
Income taxes receivable	2,190	1,294
Prepaid expenses and other current assets	3,649	3,278

Total current assets	240,025	199,903
Property and equipment, net	20,396	25,995
Goodwill, net	45,264	33,704
Other intangibles, net	3,393	3,746
Restricted cash	—	5,000
Other assets	208	334

Total Assets	$309,286	$268,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of capital lease obligation to affiliate	$334	$200
Note payable – bank	5,614	—
Accounts payable	112,538	85,493
Accrued expenses and other liabilities	13,063	12,121
Acquisition earn-out obligation	11,593	10,800

Total current liabilities	143,142	108,614
Capital lease obligation to affiliate, less current maturities	6,088	6,421
Deferred income taxes	2,867	3,503

Total Liabilities	152,097	118,538

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 25,342 and 24,997 issued, 24,980 and 24,635 outstanding at December 31, 2003 and December 31, 2002, respectively	253	250
Additional paid-in capital	76,428	75,274
Retained earnings	82,794	76,906
Treasury stock at cost	(2,286)	(2,286)

Total Stockholders’ Equity	157,189	150,144

Total Liabilities and Stockholders’ Equity	$309,286	$268,682

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net sales	$1,312,891	$1,191,497	$1,186,217
Cost of sales	1,175,212	1,062,311	1,054,631

Gross profit	137,679	129,186	131,586
Selling, general and administrative expenses	124,824	121,964	117,610
Restructuring costs and other special charges	1,929	1,636	2,204

Income from operations	10,926	5,586	11,772
Interest expense	(1,305)	(1,152)	(1,179)
Other, net	117	513	1,307

Income before taxes	9,738	4,947	11,900
Income taxes	(3,850)	(1,700)	(4,521)

Net income	$5,888	$3,247	$7,379

Earnings per common share:
Basic	$.24	$.13	$.30

Diluted	$.23	$.13	$.30

Shares used in computation of earnings per common share:
Basic	24,713	24,555	24,453

Diluted	25,114	24,860	24,947

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance, January 1, 2001	24,416	$244	$71,542	$66,280	—	$—	$138,066

Exercise of stock options, including income tax benefits	197	2	1,379	—	—	—	1,381
Issuance of stock under employee stock purchase plan	135	1	1,472	—	—	—	1,473
Net income and comprehensive income	—	—	—	7,379	—	—	7,379
Repurchase of common stock for Treasury	—	—	—	—	(205)	(1,537)	(1,537)

Balance, December 31, 2001	24,748	247	74,393	73,659	(205)	(1,537)	146,762

Exercise of stock options, including income tax benefits	108	1	371	—	—	—	372
Issuance of stock under employee stock purchase plan	141	2	510	—	—	—	512
Net income and comprehensive income	—	—	—	3,247	—	—	3,247
Repurchase of common stock for Treasury	—	—	—	—	(157)	(749)	(749)

Balance, December 31, 2002	24,997	250	75,274	76,906	(362)	(2,286)	150,144

Exercise of stock options, including income tax benefits	257	2	728	—	—	—	730
Issuance of stock under employee stock purchase plan	88	1	426	—	—	—	427
Net income and comprehensive income	—	—	—	5,888	—	—	5,888

Balance, December 31, 2003	25,342	$253	$76,428	$82,794	(362)	$(2,286)	$157,189

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$5,888	$3,247	$7,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,363	8,145	7,815
Deferred income taxes	(888)	1,475	(375)
Provision for doubtful accounts	2,953	7,238	10,680
(Gain)/loss on disposal of fixed assets	41	1	(174)
Changes in assets and liabilities:
Accounts receivable	(11,976)	(6,478)	6,237
Inventories	(27,661)	5,295	11,508
Prepaid expenses and other current assets	(1,267)	83	3,621
Other non-current assets	126	(48)	139
Accounts payable	27,045	(12,808)	(10,817)
Income tax benefits from exercise of stock options	349	117	242
Accrued expenses and other liabilities	328	(1,279)	(2,082)

Net cash provided by operating activities	3,301	4,988	34,173

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,517)	(5,075)	(6,122)
Proceeds from sale of property and equipment	2	17	269
Payments for acquisition, net of cash acquired	(10,829)	(22,585)	—
Cash escrow distributed (funded) for acquisition	5,000	(10,000)	—

Net cash used for investing activities	(8,344)	(37,643)	(5,853)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	238,259	69,836	44,955
Repayment of short-term borrowings	(232,645)	(69,836)	(44,955)
Repayment of notes payable	—	(1,000)	(1,000)
Repayment of capital lease obligation to affiliate	(199)	(171)	(153)
Exercise of stock options	381	255	1,139
Issuance of stock under employee stock purchase plan	427	512	1,473
Purchase of treasury shares	—	(749)	(1,537)

Net cash provided by (used for) financing activities	6,223	(1,153)	(78)

Increase (decrease) in cash and cash equivalents	1,180	(33,808)	28,242
Cash and cash equivalents, beginning of year	1,797	35,605	7,363

Cash and cash equivalents, end of year	$2,977	$1,797	$35,605

Supplemental Cash Flow Information:
Interest paid	$899	$901	$1,092
Income taxes paid	6,065	1,734	2,818
Acquisition earn-out obligation	11,593	10,800	—

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. and subsidiaries is a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, accessories, and networking products through our three primary sales subsidiaries, PC Connection Sales Corporation, GovConnection, Inc., and MoreDirect, Inc. Our primary customers are small- and medium-sized businesses, governmental agencies and educational organizations and medium-to-large corporate accounts. The following is a summary of significant accounting policies.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB—destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value.

Restricted Cash

In connection with the acquisition of MoreDirect, Inc. (see Note 3 – Acquisitions), we established a $10,000 cash escrow to fund a portion of the contingent consideration. In the first quarter of 2003, $5,000 of these escrowed funds were used to satisfy a portion of the earn-out obligation payable by us. The remaining $5,000 will be used to satisfy a portion of our obligation to be paid in 2004.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer credit-worthiness. We maintain an allowance for estimated doubtful accounts based on our historical experience and the customer credit issues identified. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure.

Inventories—Merchandise

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment, are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and nonsalable inventory.

Advertising Costs and Revenues

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximate the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These revenues are recognized on the same basis as the catalog costs and are offset against selling, general and administrative expense on the consolidated statements of income.

Advertising costs charged to expense were $22,764, $19,871, and $25,847 for the years ended December 31, 2003, 2002, and 2001, respectively.

Comprehensive Income

There are no other elements of comprehensive income in the three years ended December 31, 2003 apart from net income as reported.

Business Combinations

In June 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The principles set forth in this standard were applied to our acquisition of MoreDirect described in Note 3 to the consolidated financial statements. Previous business combinations had been accounted for under Accounting Principles Board Opinion No. 16.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for both financial and income tax reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software is capitalized and amortized over lives ranging from three to five years, except that certain internally developed software is generally expensed for income tax reporting purposes. Depreciation is and has been provided using accelerated methods for property acquired prior to 1996 and on the straight-line method for property acquired thereafter. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives. We periodically evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows, and recognize an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.

We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS No. 144, among other things, modifies and updates the methodology for recognizing impairment in long-lived assets. The adoption of this standard did not have a significant impact on either the balance sheet or the statement of income.

Goodwill and Other Intangible Assets

Our intangible assets consist of: (1) goodwill, which is not being amortized commencing in 2002 and beyond; (2) indefinite lived intangibles, which consist of certain trademarks that are not subject to amortization; and (3) amortizing intangibles, which consist of customer lists, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

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

Prior to 2002, we employed the impairment methodologies set forth in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” These methodologies did not differ substantially from SFAS No. 144 as they related to amortizing intangibles. Goodwill was also previously evaluated for impairment under SFAS No. 121 in 2001, and there were no impairments recorded in that year.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on anticipated tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers’ financial condition are performed by management on a regular basis.

During the years ended December 31, 2003, 2002, and 2001, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 22%, 28%, and 25%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 15% of our total product purchases in the year ended December 31, 2003 and 14% of our total product purchases for the years ended December 31, 2002 and 2001. Effective May 3, 2002, Hewlett-Packard Company (“HP”) completed its acquisition of Compaq Computer Corporation. Our purchases from HP constituted 15% of our total product purchases in 2003. Had this acquisition been completed at the beginning of the periods presented, our purchases made directly from HP, on a proforma basis, would have constituted 15% and 12% of our total product purchases for the years ended December 31, 2002 and 2001, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2003, 2002, and 2001.

No single customer other than the federal government accounted for more than 3% of total net sales in 2003. Net sales to the federal government in 2003, 2002, and 2001 were $156,600, $156,400, and $164,500, or 11.9%, 13.1%, and 13.9% of total net sales, respectively.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
Numerator:
Net income	$5,888	$3,247	$7,379

Denominator:
Denominator for basic earnings per share	24,713	24,555	24,453
Effect of dilutive securities:
Employee stock options	401	305	494

Denominator for diluted earnings per share	25,114	24,860	24,947

Earnings per share:
Basic	$.24	$.13	$.30

Diluted	$.23	$.13	$.30

The following unexercised stock options were excluded from the computation of diluted earnings per share for years ended December 31, 2003, 2002, and 2001 because the exercise prices of the options were generally greater than the average market price of the common shares during the respective periods:

	2003	2002	2001
Anti-dilutive stock options	1,516	2,447	868

Stock-Based Compensation

Compensation expense associated with awards of stock or options to employees and directors is measured using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The intrinsic value method requires that compensation expense, if any, be measured by the difference between the fair value of our common stock and the strike price of the option as of a measurement date. This measurement date is generally when both the number of shares and the strike price of the options are determined. Information concerning the impact of the utilization of the fair market value model prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” is shown below:

We did not record any compensation expense under the intrinsic value method in 2003, 2002, or 2001. Had we recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the years ended December 31 would have been as follows:

	2003	2002	2001
Net income, as reported	$5,888	$3,247	$7,379
Compensation expense, net of taxes, under SFAS No. 123	1,877	1,982	2,323
Net income, under SFAS No. 123	4,011	1,265	5,056
Basic net income per share, as reported	.24	.13	.30
Basic net income per share, under SFAS No. 123.16		.05	.21
Diluted net income per share, as reported	.23	.13	.30
Diluted net income per share, under SFAS No. 123.16		.05	.20

The Black-Scholes model was used to value options using a volatility factor of 68.6%, 125.5%, and 98.8%, for 2003, 2002, and 2001, respectively, estimated option lives of four years, and a risk-free interest rate of 3.2% for 2003, 2.8% for 2002, and 4.0% for 2001. We believe that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

Share Repurchase Authorization

We announced on March 28, 2001 that our Board of Directors authorized the spending of up to $15,000 to repurchase the Company’s common stock. Share purchases will be made in the open market from time to time depending on market conditions. We have repurchased an aggregate of 362,267 shares for $2,286 as of December 31, 2003, which are reflected as treasury stock on the consolidated balance sheet.

Recently Issued Financial Accounting Standards

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” which addresses the income statement characterization of consideration given by a vendor to a customer and provides guidance on recognizing and measuring sales incentives. EITF Issue No. 01-09 was effective for fiscal year 2003. We have adopted the recognition and measurement criteria of EITF 01-09, and have recorded such incentives given to customers as a reduction of sales. No such incentives were offered in 2002 or 2001.

In November 2002, the EITF reached a final consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues, as follows: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller’s income statement, unless the consideration is a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized as a reduction of cost of sales only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. The provisions of EITF 02-16 were effective for our fiscal year ended December 31, 2003. The recognition and measurement provisions of EITF 02-16 did not have a material effect on our results of operations or financial position.

In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF Issue No 02-16, ‘Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” This pronouncement provides that consideration received by a reseller from a vendor in exchange for “vendor sales incentives” tendered by consumers should not be reported as a reduction of the cost of the reseller’s purchases from the vendor. “Vendor sales incentives” as defined, are limited to incentives meeting the narrow definition provided in the EITF. EITF 03-10 was effective for all new arrangements and modifications to existing arrangements entered into or redeemed in fiscal periods beginning after November 25, 2003. The recognition and measurement provisions of EITF 03-10 did not have a material effect on our results of operations or financial position.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 required, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. It also required an initial assessment of the recoverability of the goodwill. SFAS No. 142 also includes provisions for the assessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We perform the assessment annually on January 1st. We completed the impairment review required by SFAS No. 142 on January 1, 2003 and 2004, and determined that our goodwill and intangible assets were not impaired.

We ceased amortization of goodwill and indefinite-lived intangibles in 2002 in connection with our adoption of SFAS No. 142. The following is a reconciliation of reported net income to adjusted net income for 2003, 2002, and 2001, taking into account the cessation of goodwill amortization:

	Year Ended
December 31,	2003	2002	2001
Reported net income	$5,888	$3,247	$7,379
Add back goodwill amortization (net of taxes)	—	—	457

Adjusted net income	$5,888	$3,247	$7,836

Diluted earnings per share:

Reported net income	$.23	$.13	$.30
Add back goodwill amortization (net of taxes)	—	—	.01

Adjusted net income	$.23	$.13	$.31

Intangible assets not subject to amortization are as follows:

	December 31,
	2003	2002
Goodwill	$45,264	$33,704
Trademarks	1,190	1,190

A rollforward of goodwill is as follows:

Balance, January 1, 2001, net	$9,509
Amortization expense	(702)

Balance, December 31, 2001	8,807
MoreDirect acquisition April 5, 2002	14,097
MoreDirect contingent consideration	10,800

Balance, December 31, 2002	33,704
Adjustment to MoreDirect acquisition	(33)
MoreDirect contingent consideration	11,593

Balance, December 31, 2003	$45,264

Intangible assets subject to amortization, consisting of customer lists were $2,203 and $2,556 at December 31, 2003 and 2002, respectively (net of accumulated amortization of $617 and $264, respectively). For the years ended December 31, 2003, 2002, and 2001, we recorded amortization expense of $353, $264, and $738, respectively.

The estimated amortization expense relating to customer lists for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2004	353
2005	353
2006	353
2007	353
2008	353
2009 and thereafter	438

3.    ACQUISITIONS

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. Under the terms of the agreement, all outstanding stock options of MoreDirect were cashed out for approximately $4,100, which was funded by us, and we paid the sole shareholder of MoreDirect approximately $18,000 in cash at closing. MoreDirect also distributed approximately $7,900 to its sole shareholder from available cash balances for previously taxed but undistributed S Corporation earnings. Acquisition costs of $600 have been included in the purchase price. In addition we paid additional cash to the MoreDirect shareholder based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2003. We accrued a liability to MoreDirect’s shareholder for $11,593 in earn-out consideration for the year ended December 31, 2003. We accrued a similar liability to MoreDirect’s shareholder for $10,829 with respect to the year ended December 31, 2002, which was paid in 2003. We also escrowed $10,000 in cash at closing to fund a portion of these contingent payments, of which $5,000 was used to satisfy a portion of the liability paid by us in the first quarter of 2003. The remaining $5,000 will be used to satisfy a portion of the liability at December 31, 2003. See Note 13 – “Commitments and Contingencies” for further contingent payments under the agreement.

The transaction was accounted for by the purchase method, and accordingly, MoreDirect’s results of operations are included in our consolidated financial statements only for periods after April 5, 2002.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition. The fair values of certain intangible assets were determined by management through a third party valuation.

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

The $14,097 of goodwill was assigned to the Large Corporate Accounts segment. All of this goodwill is expected to be deductible for tax purposes as a result of this acquisition. Additional goodwill of $11,593 and $10,800 was added in 2003 and 2002, respectively, relating to the payment of contingent consideration.

4.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2003	2002
Trade	$138,653	$131,024
Co-op advertising	4,331	4,111
Vendor returns, rebates and other	7,002	6,788

Total	149,986	141,923
Less allowances for:
Sales returns	1,520	1,467
Doubtful accounts	4,129	5,142

Accounts receivable, net	$144,337	$135,314

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2003	2002
Facilities under capital lease	$7,215	$7,215
Leasehold improvements	5,912	5,799
Furniture and equipment	27,114	28,595
Computer software, including licenses and internally-developed software	28,055	26,730
Automobiles	157	140

Total	68,453	68,479
Less accumulated depreciation and amortization	48,057	42,484

Property and equipment, net	$20,396	$25,995

6.    RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

In 2003, we recorded a charge of $407 related to staff reductions, a charge of $392 related to the General Services Administration (GSA) contract cancellation, and a charge of $1,130 related to the uninsured portion of an employee defalcation.

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

In 2001, we recorded charges of $1,510 related to staff reductions and $694 associated with a proposed acquisition abandoned during the year.

A rollforward of restructuring costs and other special charges for the three years in the period ended December 31, 2003 is shown below. There were no changes in estimates in the interim periods.

	Workforce Reduction	Litigation Settlement	Abandoned Acquisition	GSA Review	Employee Defalcation	Total
Balance January 1, 2001	$—	$—	$—	$—	$—	$—
Charges	1,510	—	694	—	—	2,204
Cash Payments	(1,085)	—	(694)	—	—	(1,779)

Balance December 31, 2001	425	—	—	—	—	425

Charges	886	750	—	—	—	1,636
Cash Payments	(1,103)	(750)	—	—	—	(1,853)

Balance December 31, 2002	208	—	—	—	—	208

Charges	407	—	—	392	1,130	1,929
Cash Payments	(502)	—	—	(155)	(1,130)	(1,787)

Balance December 31, 2003	$113	$—	$—	$237	$—	$350

Liabilities at December 31, 2003, 2002, and 2001 are included in accrued expenses and other liabilities on the balance sheet.

7.    BANK BORROWINGS

We have a $45,000 credit facility secured by substantially all of our business assets. This facility was amended as of October 1, 2003 to give us the option of increasing the borrowing by up to $20,000. Amounts outstanding under this facility bear interest at the prime rate (4.0% at December 31, 2003). The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at December 31, 2003 was only 0.75 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation and Amortization). Borrowing availability under the agreement was $39,400 at December 31, 2003.

Borrowings of $5,600 were outstanding under this credit facility at December 31, 2003. The credit facility matures on December 31, 2005, at which time amounts outstanding become due.

Certain information with respect to short-term borrowings were as follows:

	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding

Year ended December 31,
2003	4.1%	$27,623	$5,452
2002	4.1	10,408	1,038
2001	5.9	6,267	197

8.    TRADE CREDIT ARRANGEMENTS

At December 31, 2003 and 2002, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At December 31, 2003 and 2002, accounts payable included $6,397 and $3,559, respectively, owed to these financial institutions.

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

The net book value of capital lease assets was $4,770 and $5,251 as of December 31, 2003 and 2002, respectively.

Future aggregate minimum annual lease payments under this lease at December 31, 2003 are as follows:

Year Ending December 31	Payments
2004	$1,025
2005	1,025
2006	1,025
2007	1,025
2008	1,035
2009 and thereafter	5,603

Total minimum payments (excluding taxes, maintenance, and insurance)	10,738
Less amount representing interest	4,316

Present value of minimum lease payments	6,422
Less current maturities (excluding interest)	334

Long-term portion	$6,088

10.    STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorized the issuance of up to 10,000,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 2003 and 2002.

Incentive and Non-Statutory Stock Option Plans

In December 1993, the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the “1993 Plan”). Under the terms of the 1993 Plan, we are authorized to make awards of restricted stock and to grant incentive and non-statutory options to our employees, consultants, and advisors to purchase shares of our stock. A total of 1,686,245 shares of our Common Stock was authorized for issuance upon exercise of options granted or awards made under the 1993 Plan. Options vest over varying periods up to four years and have contractual lives up to ten years.

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”), which became effective on the closing of our initial public offering in 1998. The 1997 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares, and awards of restricted stock and unrestricted stock. A total of 3,600,000 shares have been reserved for issuance under this Plan.

Information regarding the 1993 and 1997 Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding January 1, 2001	2,649,508	13.61
Granted	776,367	13.01	9.14
Exercised	(197,134)	5.78
Forfeited	(334,929)	18.53

Outstanding December 31, 2001	2,893,812	13.40

Granted	485,300	6.63	5.36
Exercised	(108,421)	5.52
Forfeited	(721,115)	14.42

Outstanding December 31, 2002	2,549,576	12.29

Granted	1,070,000	6.74	3.63
Exercised	(257,354)	8.59
Forfeited	(634,836)	13.56

Outstanding, December 31, 2003	2,727,386	10.78

The following table summarizes the status of outstanding stock options as of December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	No. of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	No. of Shares	Weighted Average Exercise Price
$.51	36,059	1.39	$.51	36,059	$.51
$3.81—$6.80	778,028	8.44	5.21	156,212	4.59
$7.10—$9.98	800,172	6.90	7.91	172,797	8.96
$10.01—$14.35	764,101	5.90	11.21	575,750	11.49
$15.25—$34.83	239,251	6.16	19.79	181,263	19.80
$51.81	93,275	6.54	51.81	70,024	51.81
$52.75	16,500	6.63	52.75	12,375	52.75

$.51—$52.75	2,727,386	6.91	$10.78	1,204,480	$13.92

Total exercisable options and their weighted average exercise price at December 31, 2002 and 2001 were 1,267,346 shares at $11.62 and 1,410,053 shares at $9.97, respectively.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of Common Stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the offering period, whichever is lower. An aggregate of 637,500 shares of Common Stock has been reserved for issuance under the Purchase Plan, of which 508,296 shares were purchased.

11.    INCOME TAXES

The 2003, 2002, and 2001 provision for income taxes consisted of the following:

	Years Ended December 31,
	2003	2002	2001
Paid or currently payable:
Federal	$4,108	$(142)	$4,510
State	630	367	386

Total current	4,738	225	4,896

Deferred:
Federal	(697)	1,567	(345)
State	(191)	(92)	(30)

Net deferred	(888)	1,475	(375)

Net provision	$3,850	$1,700	$4,521

The components of the deferred taxes at December 31, 2003 and 2002 are as follows:

	2003	2002
Current:
Provisions for doubtful accounts	$1,374	$1,256
Inventory costs capitalized for tax purposes	317	160
Inventory and sales returns reserves	699	463
Deductible expenses, primarily employee-benefit related	4	75
Other	(662)	(1,213)

Net deferred tax asset - current	1,732	741

Non-Current:
Compensation under non-statutory stock option agreements	53	339
State tax credit carryforward	600	600
Excess of book value over the tax basis of goodwill and other intangibles	(1,389)	(462)
Excess of book value over the tax basis of property and equipment	(2,131)	(3,980)

Net deferred tax liability—non-current	(2,867)	(3,503)

Net deferred tax liability	$(1,135)	$(2,762)

The reconciliation of the Company’s 2003, 2002, and 2001 income tax provision to the statutory federal tax rate is as follows:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5	4.8	3.0
State tax credits carried forward, net of federal tax	—	(5.9)	—
Nondeductible expenses	0.1	0.2	0.1
Other—net	(0.1)	0.2	(0.1)

Effective income tax rate	39.5%	34.3%	38.0%

State tax credit carryforwards are offsettable against future state income taxes and expire as follows:

2006	$150
2007	450

$600

12.    EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2003, 2002, or 2001. We made matching contributions to the employee savings element of the plan of $602, $614, and $513 in 2003, 2002, and 2001, respectively.

13.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office facilities from our principal stockholders under 20-year noncancelable operating leases. The lease agreement for one facility requires us to pay all real estate taxes and insurance premiums related thereto. We also lease several other buildings from our principal stockholders on a month-to-month basis.

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to six years.

Future aggregate minimum annual lease payments under these leases at December 31, 2003 are as follows:

Year Ending December 31	Related Parties	Others	Total
2004	$147	$4,153	$4,300
2005	147	1,896	2,043
2006	147	183	330
2007	144	—	144
2008	82	—	82
2009 and thereafter	—	—	—

Total rent expense aggregated $4,952, $5,732, and $5,656 for the years ended December 31, 2003, 2002, and 2001, respectively, under the terms of the leases described above. Such amounts included $147, $173, and $179 in 2003, 2002, and 2001, respectively, paid to related parties.

Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. An audit has been conducted on our GSA contract for the period May 1, 1997 to March 31, 2002. On October 16, 2003 we received notice from the GSA that the GSA’s contract with our subsidiary, GovConnection, was to be cancelled in thirty days. We met with representatives of the GSA to discuss a stay or rescission of the cancellation notice. We were notified on November 14, 2003 that the cancellation notice could not be rescinded or stayed. As a result of such meetings, management has concluded that such cancellation was precipitated by an audit of contractual compliance. We have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit.

Based on our own internal review of contractual compliance, we have noted that several internal control deficiencies have existed at GovConnection surrounding its compliance with the GSA contract. Actions have been taken to address these deficiencies. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract or any penalties assessed. We have reserved $1.0 million for such fees or any penalties assessed. However, we will continue to evaluate such reserves in light of additional information that comes to our attention.

We have been informally advised that audit matters related to GovConnection have been referred to the Department of Justice for its review. Such a referral exposes us to possible civil damages for non-compliance with the GSA contract. Such damages can be substantial. No reserves have been provided for such a claim because of the preliminary nature of this matter. We will continue to evaluate our reserves – as they relate both to the GSA audit and the Department of Justice investigation – in light of additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on our results of operations or financial condition. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract. In order to assist in this evaluation, we have engaged outside counsel and an independent accounting firm to undertake a review of the Company’s systems, policies, and procedures relative to its Federal, State, and Local Government contracts.

As discussed in Note 3 – “Acquisitions,” we completed the acquisition of MoreDirect in 2002. Under the terms of the agreement, we will pay additional cash to the MoreDirect shareholder based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. Under the merger agreement, earn-out payments are tied to earnings before income tax (“EBIT”) levels targeted to grow at a 15% rate per year. The maximum payment we would make for 2004 under the earn-out provisions of the merger agreement is $21,749, assuming MoreDirect maintains 200% of targeted EBIT level for that year. If MoreDirect maintains less than 60% of the targeted EBIT level for 2004, no payment would be required under the earn-out provision of the merger agreement. At any time during the earn-out period, we may “buy-out” the remaining earn-out payments for amounts which vary during the term of the earn-out. Certain portions of the contingent payments may be paid in our common stock at specified values of between $20.90 and $40.00 per share. None of the contingent payments have been in stock as of December 31, 2003.

14.    OTHER RELATED PARTY TRANSACTIONS

As described in Notes 9 and 13, we have leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to us through common ownership.

	Years Ended December 31
	2003	2002	2001
Revenue:
Sales of various products	$1	$3	$3
Sales of services to affiliated companies	64	132	148
Costs:
Purchase of services from affiliated companies	0	1	1

15.    SEGMENT AND RELATED DISCLOSURES

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements.

In January 2002 we reorganized our operations to create two reportable operating segments — the “Public Sector” segment, which serves federal, state, and local governmental organizations and educational institutions, and the “SMB” segment which services small- and medium-sized businesses, as well as consumers. In April 2002, we acquired MoreDirect, Inc.—the “Large Corporate Accounts” segment, which serves medium-to-large corporations.

Segment information applicable to our reportable operating segments for the years ended December 31, 2003 and 2002 is shown below:

	Year Ended December 31, 2003
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$744,396	$320,622	$247,873	$—	$1,312,891
Transfers between segments	245,466	—	—	(245,466)	—

Net sales	$989,862	$320,622	$247,873	$(245,466)	$1,312,891

Operating income (loss) before allocations	$49,151	$9,840	$14,270	$(62,335)	$10,926
Allocations	48,511	12,427	1,397	(62,335)	—

Operating income (loss)	640	(2,587)	12,873	—	10,926
Interest and other — net	(1,002)	(202)	16	—	(1,188)

Income (loss) before taxes	$(362)	$(2,789)	$12,889	$—	$9,738

Total assets	$201,749	$92,951	$96,237	$(81,651)	$309,286

Goodwill, net	$1,173	$7,634	$36,457	$—	$45,264

	Year Ended December 31, 2002
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$703,505	$293,938	$194,054	$—	$1,191,497
Transfers between segments	203,199	—	—	(203,199)	—

Net sales	$906,704	$293,938	$194,054	$(203,199)	$1,191,497

Operating income (loss) before allocations	$42,360	$8,867	$10,816	$(56,457)	$5,586
Allocations	43,445	12,486	526	(56,457)	—

Operating income (loss)	(1,085)	(3,619)	10,290	$—	5,586
Interest and other — net	(696)	24	33	—	(639)

Income (loss) before taxes	$(1,781)	$(3,595)	$10,323	$—	$4,947

Total assets	$187,161	$83,389	$76,144	$(78,012)	$268,682

Goodwill, net	$1,173	$7,634	$24,897	$—	$33,704

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

Senior management also monitors revenue by sales channel (Outbound Telemarketing and Field Sales, Inbound Telesales, and Online Internet) and product mix (Notebooks & PDAs, Desktops and Servers, Storage

Devices, Software, Net/Com Products, Printers & Printer Supplies, Video, Imaging & Sound, Memory & System Enhancements, and Accessories/Other).

Net sales by segment, sales channel, and product mix are presented below:

	Years Ended December 31,
	2003	2002	2001
Segment (excludes transfers between segments)
SMB	$744,396	$703,505	$896,164
Public Sector	320,622	293,938	290,053
Large Accounts	247,873	194,054	—

Total	$1,312,891	$1,191,497	$1,186,217

Sales Channel
Outbound Telemarketing and Field Sales	$1,007,758	$922,694	$942,735
Inbound Telesales	93,056	87,085	140,463
Online Internet	212,077	181,718	103,019

Total	$1,312,891	$1,191,497	$1,186,217

Product Mix
Notebooks & PDAs	$261,540	$202,065	$279,608
Desktop/Servers	193,560	173,833	146,387
Storage Devices	116,785	112,056	115,030
Software	144,843	162,640	158,896
Net/Com Products	103,995	98,243	106,002
Printers & Printer Supplies	149,302	141,317	124,802
Video, Imaging & Sound	154,268	131,192	126,269
Memory & System Enhancements	75,109	65,708	51,748
Accessories/Other	113,489	104,443	77,475

Total	$1,312,891	$1,191,497	$1,186,217

Included in the product mix sales are enterprise networking product sales of $360,000, $320,000, and $235,000 for the years ended December 2003, 2002, and 2001, respectively.

Substantially, all of our net sales in 2003, 2002, and 2001 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 2003, 2002, and 2001. All of our assets at December 31, 2003 and 2002 were located in the United States. Our primary target customers are small- to medium-sized businesses (“SMBs”) comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. No single customer other than the federal government accounted for more than 3% of total net sales in 2003. Net sales to the federal government in 2003, 2002, and 2001 were $156,600, $156,400, and $164,500, or 11.9%, 13.1%, and 13.9% of total net sales, respectively.

16.    SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 2002. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See “Factors That May Affect Future Results and Financial Condition—Historical Net Losses; Variability of Quarterly Results.”

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003

Net sales	$283,527	$321,568	$349,420	$358,376
Cost of sales	251,052	288,611	313,494	322,055

Gross profit	32,475	32,957	35,926	36,321
Selling, general and administrative expenses	29,639	30,018	32,059	33,108
Restructuring costs and other special charges	—	397	—	1,532

Income from operations	2,836	2,542	3,867	1,681
Interest expense	(303)	(276)	(270)	(456)
Other, net	44	54	27	(8)

Income before income taxes	2,577	2,320	3,624	1,217
Income tax provision	(1,002)	(917)	(1,444)	(487)

Net income	$1,575	$1,403	$2,180	$730

Weighted average common shares outstanding:
Basic	24,651	24,665	24,741	24,792

Diluted	24,920	25,013	25,322	25,308

Earnings per common share:
Basic	$.06	$.06	$.09	$.03

Diluted	$.06	$.06	$.09	$.03

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales	$237,120	$291,188	$341,039	$322,150
Cost of sales	212,170	259,864	303,869	286,408

Gross profit	24,950	31,324	37,170	35,742
Selling, general and administrative expenses	27,478	30,609	32,625	31,252
Restructuring costs and other special charges	813	105	718	—

Income (loss) from operations	(3,341)	610	3,827	4,490
Interest expense	(242)	(296)	(297)	(317)
Other, net	195	132	94	92

Income (loss) before income taxes	(3,388)	446	3,624	4,265
Income tax (provision) credit	1,288	(169)	(1,418)	(1,401)

Net income (loss)	$(2,100)	$277	$2,206	$2,864

Weighted average common shares outstanding:
Basic	24,551	24,553	24,533	24,583

Diluted	24,551	24,833	24,789	24,850

Earnings (loss) per common share:
Basic	$(.09)	$.01	$.09	$.12

Diluted	$(.09)	$.01	$.09	$.12

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions– Write-Offs	Other		Balance at End of Period
Allowance for Sales Returns
Year Ended December 31, 2001	$3,592	$52,969		$(54,816)	—		1,745
Year Ended December 31, 2002	1,745	34,722		(35,459)	459	(2)	1,467
Year Ended December 31, 2003	1,467	34,174		(34,121)	—		1,520

Allowance for Doubtful Accounts
Year Ended December 31, 2001	5,536	10,680	(1)	(8,784)	—		7,432
Year Ended December 31, 2002	7,432	7,238	(1)	(10,525)	997	(2)	5,142
Year Ended December 31, 2003	5,142	2,953		(3,966)	—		4,129

Inventory Valuation Reserve
Year Ended December 31, 2001	1,700	5,808		(6,308)	—		1,200
Year Ended December 31, 2002	1,200	4,877		(4,827)	20	(2)	1,270
Year Ended December 31, 2003	1,270	5,889		(5,699)	—		1,460

(1)	Additions to the provision for doubtful accounts include charges to advertising and cost of sales aggregating $(104), $665, and $1,981 for the years ended December 31, 2003, 2002, and 2001, respectively. Such allowances relate to receivables under cooperative arrangements with vendors.
(2)	Acquisition of MoreDirect subsidiary on April 5, 2002.

S-1