Form 10-Q
period 2004-03-31
PC CONNECTION INC
filed 2004-05-17
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23827

PC CONNECTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0513618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Milford Road, Merrimack, New Hampshire	03054 (Zip Code)
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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of March 31, 2004 was 25,007,577.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2004, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 6, 2004

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$4,398	$2,977
Restricted cash	—	5,000
Accounts receivable, net	127,039	144,337
Inventories – merchandise	69,468	80,140
Deferred income taxes	1,730	1,732
Income taxes receivable	1,421	2,190
Prepaid expenses and other current assets	4,501	3,649

Total current assets	208,557	240,025

Property and equipment, net	19,260	20,396
Goodwill, net	44,766	45,264
Other intangibles, net	3,305	3,393
Other assets	199	208

Total assets	$276,087	$309,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current maturities of capital lease obligation to affiliate	$343	$334
Note payable – bank	—	5,614
Accounts payable	92,553	112,538
Accrued expenses and other liabilities	15,187	13,063
Acquisition earn-out obligation	800	11,593

Total current liabilities	108,883	143,142

Capital lease obligation to affiliate, less current maturities	5,999	6,088
Deferred income taxes	2,718	2,867

Total liabilities	117,600	152,097

Stockholders’ Equity:

Common stock	254	253
Additional paid-in capital	76,567	76,428
Retained earnings	83,952	82,794
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	158,487	157,189

Total liabilities and stockholders’ equity	$276,087	$309,286

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net sales	$327,635	$283,527
Cost of sales	293,710	251,052

Gross profit	33,925	32,475
Selling, general, and administrative expenses	30,690	29,639
Restructuring costs and other special charges	1,030	—

Income from operations	2,205	2,836
Interest expense	(384)	(303)
Other, net	47	44

Income before taxes	1,868	2,577
Income tax provision	(710)	(1,002)

Net income	$1,158	$1,575

Weighted average common shares outstanding:
Basic	24,998	24,651

Diluted	25,356	24,920

Earnings per common share:
Basic	$.05	$.06

Diluted	$.05	$.06

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance – December 31, 2003	25,342	$253	$76,428	$82,794	(362)	$(2,286)	$157,189

Exercise of stock options, including income tax benefits	28	1	139	—	—	—	140

Net income	—	—	—	1,158	—	—	1,158

Balance – March 31, 2004	25,370	$254	$76,567	$83,952	(362)	$(2,286)	$158,487

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:

Net income	$1,158	$1,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,753	2,230
Deferred income taxes	(147)	(1,061)
Provision for doubtful accounts	775	800
Changes in assets and liabilities:
Accounts receivable	16,523	12,961
Inventories	10,672	(4,301)
Prepaid expenses and other current assets	(83)	(792)
Other non-current assets	9	44
Accounts payable	(19,985)	(2,919)
Income tax benefits from exercise of stock options	84	49
Accrued expenses and other liabilities	2,124	2,470

Net cash provided by operating activities	12,883	11,056

Cash Flows from Investing Activities:

Purchases of property and equipment	(529)	(764)
Payment of acquisition earn-out obligation	(10,295)	(10,800)
Cash escrow distributed for acquisition	5,000	5,000

Net cash used for investing activities	(5,824)	(6,564)

Cash Flows from Financing Activities:

Proceeds from short-term borrowings	88,311	43,595
Repayment of short-term borrowings	(93,925)	(43,595)
Repayment of capital lease obligation to affiliate	(80)	(46)
Exercise of stock options	56	28

Net cash used for financing activities	(5,638)	(18)

Increase in cash and cash equivalents	1,421	4,474
Cash and cash equivalents, beginning of period	2,977	1,797

Cash and cash equivalents, end of period	$4,398	$6,271

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (“PC Connection”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three months ended March 31, 2004 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2004.

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

Restricted Cash

In connection with the acquisition of MoreDirect, Inc. (see Note 6 – Acquisition of MoreDirect, Inc.), we established a $10,000 cash escrow to fund a portion of the contingent consideration. We used one-half of these escrowed funds in the first quarter of 2003 and used the remaining one-half in the first quarter of 2004 to satisfy a portion of the earn-out obligations payable by PC Connection.

Goodwill and Other Intangible Assets

Intangible assets subject to amortization, consisting of customer lists were $2,115 and $2,203 at March 31, 2004 and December 31, 2003 (net of accumulated amortization of $705 and $617, respectively). Intangible assets not subject to amortization are as follows:

	March 31, 2004	December 31, 2003
Goodwill	$44,766	$45,264
Trademarks	1,190	1,190

A rollforward of goodwill is as follows:

Balance, December 31, 2003	$45,264
Adjustment to earn-out obligation	(498)

Balance, March 31, 2004	$44,766

For the three months ended March 31, 2004 and 2003, we recorded amortization expense of $88 and $88, respectively.

We have designated January 1 of each year as the date we perform our annual impairment tests relative to goodwill. This test was completed in the first quarter of 2004, and no impairment was recorded.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2004	$264	(A)
2005	353
2006	353
2007	353
2008	353
2009 and thereafter	439

(A)	Represents estimated amortization expense for the nine months ending December 31, 2004.

Use of Estimates

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

Had we recorded compensation expense using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and diluted net income per share for the periods indicated would have been as follows:

	Three Months Ended
March 31, (amounts in thousands, except per share data)	2004	2003
Net income, as reported	$1,158	$1,575
Compensation expense, net of taxes, under SFAS No. 123	237	439
Net income under SFAS No. 123	921	1,136
Basic net income per share, as reported	.05	.06
Basic net income per share, under SFAS No. 123.04		.04
Diluted net income per share, as reported	.05	.06
Diluted net income per share, under SFAS No. 123.04		.04

The Black-Scholes model was used to value options granted subsequent to the Company’s initial public offering. For the period ended March 31, 2004, a volatility factor of 98.6%, estimated option lives of four years, and a risk-free interest rate of 2.58% were used. There were no stock options granted in the three months ending March 31, 2003. We believe that the assumptions used and the models applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances, given the alternatives under SFAS No. 123.

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31, (amounts in thousands, except per share data)	2004	2003
Numerator:
Net income	$1,158	$1,575

Denominator:
Denominator for basic earnings per share	24,998	24,651
Dilutive effect of unexercised employee stock options	358	269

Denominator for diluted earnings per share	25,356	24,920

Earnings per share:
Basic	$.05	$.06

Diluted	$.05	$.06

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended
March 31, (amounts in thousands)	2004	2003
Anti-dilutive stock options	1,153	1,878

Note 3—Reporting Comprehensive Income

We have no other comprehensive income in any of the periods presented. Accordingly, a separate statement of comprehensive income is not presented.

Note 4—Segment and Related Disclosures

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on its “reportable operating segments” in its annual and interim financial statements.

We currently operate in three reportable operating segments—the “SMB” segment, which contains small- and medium-sized businesses, as well as consumers; the “Public Sector” segment, which contains federal, state, and local governmental organizations and educational institutions; and the “Large Corporate Accounts” segment which serves medium-to-large corporations.

Segment information applicable to the Company’s reportable operating segments for the three months ended March 31, 2004 and 2003 is shown below:

Three Months Ended March 31, 2004	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$207,424	$53,852	$66,359	$—	$327,635
Transfers between segments	46,848	—	—	(46,848)	—

Net sales	$254,272	$53,852	$66,359	$(46,848)	$327,635

Operating income (loss) before allocations	$14,796	$(143)	$3,281	$(15,729)	$2,205
Allocations	11,970	3,412	347	(15,729)	—

Operating income (loss)	2,826	(3,555)	2,934	—	2,205
Interest and other—net	(276)	(68)	7	—	(337)

Income (loss) before taxes	$2,550	$(3,623)	$2,941	$—	$1,868

Total assets	$209,558	$63,911	$97,514	$(94,896)	$276,087

Goodwill, net	$1,173	$7,634	$35,959	$—	$44,766

Three Months Ended March 31, 2003	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$178,640	$52,632	$52,255	$—	$283,527
Transfers between segments	39,520	—	—	(39,520)	—

Net sales	$218,160	$52,632	$52,255	$(39,520)	$283,527

Operating income (loss) before allocations	$13,118	$1,736	$3,456	$(15,474)	$2,836
Allocations	12,528	2,785	161	(15,474)	—

Operating income (loss)	590	(1,049)	3,295	—	2,836
Interest and other—net	(222)	(41)	4	—	(259)

Income (loss) before taxes	$368	$(1,090)	$3,299	$—	$2,577

Total assets	$201,824	$63,479	$73,588	$(80,626)	$258,265

Goodwill, net	$1,173	$7,634	$24,897	$—	$33,704

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

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended
March 31, (amounts in thousands)	2004	2003

Segment (excludes transfers between segments)
SMB	$207,424	$178,640
Public Sector	53,852	52,632
Large Accounts	66,359	52,255

Total	$327,635	$283,527

Sales Channel
Outbound & Telemarketing Field Sales	$247,824	$215,586
Inbound Telesales	22,172	18,690
Online Internet	57,639	49,251

Total	$327,635	$283,527

Product Mix
Notebooks & PDAs	$68,737	$54,258
Desktop/Servers	46,265	41,920
Storage Devices	26,503	27,935
Software	41,290	31,446
Net/Com Products	24,278	22,821
Printers & Printer Supplies	36,886	33,105
Video, Imaging & Sound	39,104	30,772
Memory & System Enhancements	16,867	16,410
Accessories/Other	27,705	24,860

Total	$327,635	$283,527

Substantially all of our net sales for the three months ended March 31, 2004 and 2003 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at March 31, 2004 and December 31, 2003 were located in the United States. Our primary target customers are small- to medium-sized businesses (“SMBs”) comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 4% of total net sales in the three months ended March 31, 2004 and 2003. Net sales to the federal government accounted for $14.5 million, or 4.4% of total net sales for the three months ended March 31, 2004, and $22.5 million, or 7.9% of total net sales for the three months ended March 31, 2003.

Note 5—Restructuring Costs and Other Special Charges

In the three months ended March 31, 2004, we recorded a charge of $549 related to staff reductions, a charge of $439 related to the 2003 General Services Administration (“GSA”) contract cancellation, and a charge of $42 related to additional costs incurred as a result of a 2003 employee defalcation. There were no restructuring costs and other special charges recorded in the three months ended March 31, 2003.

A rollforward of restructuring reserves for the three months ended March 31, 2004 is shown below.

	Workforce Reductions	GSA Review	Employee Defalcation	Total
Balance December 31, 2003	$113	$237	$—	$350
Charges	549	439	42	1,030
Cash payments	(503)	(412)	(42)	(957)

Liabilities at March 31, 2004	$159	$264	—	$423

Liabilities at March 31, 2004 and December 31, 2003 are included in accrued expenses and other liabilities on the balance sheet.

Note 6—Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. Our Annual Report on Form 10-K for the year ended December 31, 2003 details this transaction. Under the terms of the agreement, MoreDirect’s shareholder continues to be eligible to earn additional consideration based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. For the year ended December 31, 2003, we recorded $11,593 in earn-out consideration. After further review during the first quarter of 2004, we decreased the 2003 earn-out by $498. For the period ended December 31, 2002, we paid $10,800 in earn-out consideration. We also escrowed $10,000 in cash in April 2002 to fund a portion of these contingent payments, of which $5,000 was used to satisfy a portion of the 2002 liability paid by us in the first quarter of 2003. The remaining $5,000 was used to satisfy a portion of the 2003 liability paid by us in the first quarter of 2004.

Note 7—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. As noted in our Annual Report on Form 10-K for the year ended December 31, 2003, the General Services Administration canceled our contract with that agency in the fourth quarter of 2003. Such cancellation was precipitated by an audit report. We have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract. We have reserved $1.0 million for such fees. However, we will continue to evaluate such reserves in light of additional information that comes to our attention.

Note 8—Bank Borrowing and Trade Credit Arrangements

We have a $45,000 credit facility secured by substantially all of our business assets. This facility was amended as of October 1, 2003 to give us the option of increasing the borrowing by up to $20,000. Amounts outstanding under this facility bear interest at the prime rate (4.0% at March 31, 2004). The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at March 31, 2004 was only 0.5 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $45,000 at March 31, 2004.

No borrowings were outstanding under this credit facility at March 31, 2004. The credit facility matures on December 31, 2005, at which time amounts outstanding, if any, become due.

At March 31, 2004 and December 31, 2003, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At March 31, 2004 and December 31, 2003, accounts payable included $9,168 and $6,397, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

OVERVIEW

PC Connection is a national direct marketing organization, offering a wide range of information technology products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, installation, and other services performed by third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses (“SMB”) through our PC Connection Sales subsidiary, (b) federal, state, and local government and educational institutions (“Public Sector”) through our GovConnection subsidiary, and (c) large corporate accounts (“Large Account”) through our MoreDirect subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) inbound calls from customers responding to our catalogs and other advertising media, and (iii) our Internet Web sites.

Opportunities, Challenges, and Risks

With our sales representing less than 1% of the overall $200 billion U.S. Information Technology (“IT”) market, we believe that we have an excellent opportunity to grow and gain a larger share of this market. As experienced in the last half of 2003, we continued to experience an improvement in sales productivity in the first three months of 2004. With additional sales training, we expect our sales personnel to continue to generate more add-on sales, thereby further increasing sales per transaction and improving over-all gross profit margins during the remainder of 2004.

As noted in our 2003 Annual Report on Form 10-K, the General Services Administration (“GSA”) cancelled its contract with GovConnection, following its review of our subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. We applied for a new contract with the GSA. The pre-award audit by the GSA began in March 2004 with our submission of records and continued with an on-site audit at our Maryland offices in April 2004. The completion of the pre- award audit and the timing of the awarding of a new contract is beyond our control. Accordingly, our 2004 sales will be adversely impacted if a new contract is not approved prior to the traditionally high third quarter federal government buying period. This matter is further discussed below in the section entitled “Factors That May Affect Future Results and Financial Condition.”

The primary challenges we continue to face in effectively managing our business are: (1) continuing our sales growth while reversing the downward trend of, and ultimately improving, our gross profit margins, (2) continuing to improve the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general, and administrative expenses over a higher sales base. Competition is expected to be even more intense in the future, which could put more pressure on margins.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
March 31,	2004	2003
Net sales (in millions)	$327.6	$283.5

Net sales	100.0%	100.0%
Gross profit	10.4	11.5
Selling, general, and administrative expenses	9.4	10.5
Restructuring costs and other special charges	0.3	—
Income from operations	0.7	1.0

The continuing decrease in gross profit as a percentage of sales is the result of ongoing competitive pressure on margins and on changes in product mix. The 2004 decrease in selling, general, and administrative expenses as a percentage of net sales is the result of higher sales volumes spread over relatively fixed expenses, together with various cost improvement initiatives, including the consolidation of our sales support staff.

Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended
March 31,	2004	2003
Business Segment
SMB	63%	63%
Public Sector	17	19
Large Accounts	20	18

Total	100%	100%

Sales Channel
Outbound Telemarketing & Field Sales	76%	76%
Inbound Telesales	7	7
Online Internet	17	17

Total	100%	100%

Product Mix
Notebooks & PDAs	21%	19%
Desktop/Servers	14	15
Storage Devices	8	10
Software	13	11
Net/Com Products	7	8
Printers & Printer Supplies	11	11
Videos, Imaging & Sound	12	11
Memory & System Enhancements	5	6
Accessories/Other	9	9

Total	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2004	2003
Segment
SMB	10.9%	11.8%
Public Sector	8.7	9.5
Large Account	9.9	12.3
Total	10.4%	11.5%

Gross margins declined year-over–year as a result of more competitive pricing in all three sales subsidiaries, but increased sequentially, on a consolidated basis, from 10.1% in the fourth quarter of 2003. Gross margins also vary by product mix. Sales of notebooks and PDA’s accounted for a greater percentage of our overall sales in the first quarter 2004, although they generally yield a low gross margin percentage. Our on-going efforts to improve product margins continue to focus on increasing add-on sales of accessories and other companion products to our system sales and increasing the level of enterprise product sales and sales of third-party warranty, installation, and other services.

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended
March 31,	2004	2003
Personnel costs	$22.6	$21.9
Facilities operations	2.4	2.3
Credit card fees	1.8	1.7
Depreciation and amortization	1.8	2.2
Bad debts	0.4	0.8
Other – net, including advertising	1.7	0.7

Total	$30.7	$29.6

Percentage of net sales	9.4%	10.5%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels.

Year-Over-Year Comparisons

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$207.4	63.3%	$178.6	63.0%	16.1%
Public Sector	53.8	16.4	52.6	18.6	2.3
Large Account	66.4	20.3	52.3	18.4	27.0

Total	$327.6	100.0%	$283.5	100.0%	15.6%

Gross Profit:
SMB	$22.7	10.9%	$21.1	11.8%	7.6%
Public Sector	4.7	8.7	5.0	9.5	(6.0)
Large Account	6.5	9.9	6.4	12.3	1.6

Total	$33.9	10.4%	$32.5	11.5%	4.3%

Net sales for the quarter increased year-over-year due primarily to increases of our SMB and Large Account segments, as explained in the following:

•	Net sales for our SMB segment increased because we increased the number of sales representatives in the year while also improving average annualized sales productivity per account manager by 2.7%. Sales representatives for the SMB segment totaled 373 at March 31, 2004, up from 330 at March 31, 2003.

•

Net sales for our Public Sector segment increased due to a 30.6% growth in sales to state and local government units and educational organizations. This growth resulted from an increase in the tenure of the respective account managers and a greater integration of the field sales teams. Sales to the federal government decreased by 35.7% from 2003, as a result of the cancellation of the GSA contract in late 2003. Sales account managers for the Public Sector segment totaled 107 at March 31, 2004, up from 101 at March 31, 2003.

•	Net sales for our Large Account segment increased because we increased the number of sales representatives in the year while also improving average annualized sales productivity per account manager by 20.5%. Sales representatives for this segment totaled 78 at March 31, 2004, up from 74 at March 31, 2003.

Gross profit increased as shown by the above table, although the corresponding gross margin percentage of net sales decreased as explained by the following:

•	Gross profit for the SMB segment increased modestly, as the increase from increased sales was offset by the decline in the gross margin rate, reflecting continuing competitive pressures and the shift in product mix shown in previous tables.

•	Gross profit for the Public Sector segment decreased due to the decline in the gross margin rate offset by an increase in sales discussed above. The decline in gross margin was attributable to aggressive sales growth promotions to state and local government and educational customers.

•	Gross profit for the Large Account segment was largely flat due to the decline in the gross margin rate offset by an increase in sales discussed above. Declines in vendor rebates and continuing competitive pressures caused gross margin rates to decrease on a year-over-year basis.

Selling, general, and administrative expenses increased modestly year-over-year in the three months ended March 31, 2004 but decreased as a percentage of sales from the comparable period in 2003. As shown above, the dollar increase is largely related to increased variable costs associated with higher sales levels. These include greater sales personnel expense, higher credit card fees, and increased net advertising expense.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for over two-thirds of our selling, general, and administrative (“SG&A”) expenses, as shown earlier in the table of SG&A expenses. In the first quarter of 2004, we restructured our sales support staff to provide more efficiency and effectiveness. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support our sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended March 31,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$19.5	9.4%	$20.5	11.5%	(4.9)%
Public Sector	7.8	14.5	6.0	11.4	30.0
Large Account	3.4	5.1	3.1	5.9	9.7

Total	$30.7	9.4%	$29.6	10.5%	3.7%

•	SG&A expenses for the SMB segment decreased in the three months ended March 31, 2004 compared to the same period in 2003, and also decreased as a percentage of net sales from 2003. This segment has a relatively fixed cost structure, and the significant increase in its first quarter 2004 net sales resulted in a correspondingly lower expense rate for that quarter. This decrease is indicative of this segment’s improvement in sales productivity by the generation of more sales per account manager and greater leveraging of its fixed costs.

•	The Public Sector segment’s expenses increased in the first quarter of 2004 and also increased as a percentage of net sales from the comparable period in 2003. Expenses increased year-over-year partly due to the opening of a new GovConnection sales office in April 2003. The significant 35.7% decrease in our federal government sales described above also significantly increased this segment’s SG&A as a percentage of cost of sales for the three months ended March 31, 2004.

•	SG&A expenses for the Large Account segment increased slightly but decreased as a percentage of net sales. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

Restructuring costs and other special charges totaled $1.0 for the three months ended March 31, 2004. We did not record any charges for the comparable period in 2003. A roll forward of restructuring costs and other special charges for the period presented is shown below (in thousands). There were no changes in estimates in any of the periods presented.

	Workforce Reductions	GSA Review	Employee Defalcation	Total
Balance December 31, 2003	$113	$237	$—	$350
Charges	549	439	42	1,030
Cash payments	(503)	(412)	(42)	(957)

Balance March 31, 2004	$159	$264	$—	$423

We recognized $0.5 million in charges related to continued staff reductions in the three months ended March 31, 2004 as we continued to stabilize our workforce. The legal and other professional charges for the GSA contract review represent costs of our ongoing investigations relating to the GSA’s cancellation in late 2003 of its contract with our subsidiary, GovConnection. The 2004 charges for employee defalcation represent additional expenses incurred in investigating and settling a loss sustained in 2003 by one of our commercial subsidiaries in excess of the amount covered by insurance.

Income from operations decreased by $0.6 million, or 21.4%, to $2.2 million for the three months ended March 31, 2004 from $2.8 million for the comparable period in 2003. Income from operations as a percentage of net sales decreased from 1.0% in the three months ended March 31, 2003 to 0.7% in the same period in 2004. This decrease was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense increased slightly due to higher average borrowings outstanding in 2004 as compared to 2003.

Our effective tax rate was 38.0% for the first quarter of 2004 and 38.9% for the same period in 2003.

Net income decreased by $0.4 million, or 25.0%, to $1.2 million in the three months ended March 31, 2004 from $1.6 million in the three months ended March 31, 2003, principally as a result of the decrease in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures for computer equipment and software used in our business, and more recently, earn-out payments required under our 2002 acquisition of MoreDirect.

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditure, and other requirements at least for the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of between $3 and $4 million, payments on capital and operating lease obligations of approximately $5.3 million, and an additional payment under our MoreDirect merger agreement, the amount of which we cannot estimate at this time. We expect to meet our cash requirements for 2004 through a combination of cash on hand, cash generated from operations, and, if necessary, additional borrowings on our bank line of credit.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2004	2003
Net cash provided by operating activities	$12.9	$11.1
Net cash used for investing activities	(5.8)	(6.6)
Net cash used for financing activities	(5.7)	—

Increase in cash and cash equivalents	$1.4	$4.5

Cash provided by operations increased year-over-year in the first quarter of 2004 compared to the same period in 2003 primarily due to decreases in receivables and inventories partially offset by a decrease in payables. Our receivables decreased due to improved collection efforts, particularly in our GovConnection subsidiary. Our overall Days Sales Outstanding for the three months ended March 31, 2004 improved to 44 days, down from 48 days at December 31, 2003 and from 51 days at March 31, 2003.

At March 31, 2004, we had $92.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $9.2 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities include our capital expenditures in periods presented, primarily for computer equipment and capitalization of internally-developed software. Additionally, according to the terms of our 2002 acquisition of MoreDirect, we continue to use cash to fund earn-out payments due to the former shareholder of MoreDirect. These payments totaled $10.3 million and $10.8 million for the three months ended March 31, 2004 and 2003, respectively.

Cash used by financing activities in the first quarter of 2004 related to a decrease in our net borrowings by $5.6 million under our bank line of credit, whereas there was no such decrease in the comparable period of 2003.

Debt Instruments, Contractual Agreements, and Related Covenants

Below is a summary of certain provisions of our credit facilities and other contractual obligations. It is qualified in its entirety by the terms of the actual agreements, which are on file with the Securities and Exchange Commission. For more information about the restrictive covenants in our debt instruments and inventory financing agreements, see “Factors Affecting Sources of Liquidity.” For more information about our obligations, commitments, and contingencies, see our consolidated financial statements and the accompanying notes included in this quarterly report.

Bank Line of Credit.    Our bank line of credit provides us with a borrowing capacity of up to $45 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Amounts outstanding under this facility bear interest at the prime rate (4.0% at March 31, 2004). No borrowings were outstanding under this credit facility at March 31, 2004. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $45.0 million at March 31, 2004. In late 2003, we negotiated an extension of this credit facility to December 31, 2005 and an option to increase the facility up to $65 million.

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

Earn-out Provisions of MoreDirect Merger Agreement.    We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we are required to make additional payments to the MoreDirect shareholder if certain earnings levels are achieved through December 31, 2004. In 2004, we paid $11.1 million in earn-out consideration for the year ending December 31, 2003. Final payment will be due in 2005 if MoreDirect achieves its earnings target in 2004 and is expected to be funded from cash provided by operating activities.

Liquidity Table for Contractual Obligations.    The following table sets forth information with respect to our long-term obligations payable in cash as of March 31, 2004 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligation(1)	$10,482	$1,025	$2,051	$2,089	$5,317
Operating lease obligations	6,545	4,322	2,175	48	—

Total	$17,027	$5,347	$4,226	$2,137	$5,317

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Factors Affecting Sources of Liquidity

Internally-Generated Funds.    The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit.    Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, dividends and other distributions, investments, and liens) with which the Company and all of its subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at March 31, 2004 was 0.5 to 1.0.

•	Minimum Consolidated Net Worth must be at least $125.0 million, plus 50% of consolidated net income for each quarter since December 31, 2001 (loss quarters not counted). Such amount was calculated at March 31, 2004 as $131.2 million, whereas our actual consolidated stockholders’ equity at this date was $158.5 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $24 million of the formula availability which must be held in reserves. As of March 31, 2004, the full amount of the facility was available for additional borrowings.

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

We experienced rapid growth in prior years followed by a decline in sales in 2002 and 2001, and there is no assurance that we will be able to avoid further decreases in revenues.

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

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	changes in the overall level of economic activity;

•	changes in the level of business investment in information technology products;

•	the condition of the personal computer industry in general;

•	shifts in customer demand for hardware and software products;

•	industry shipments of new products or upgrades;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in response rates;

•	fluctuations in postage, paper, shipping, and printing costs and in merchandise returns;

•	adverse weather conditions that affect response, distribution, or shipping;

•	shifts in the timing of holidays;

•	changes in our product offerings;

•	changes in consumer demand for information technology products; and

•	changes in vendor distribution of products.

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

In November 2003 we were advised that the GSA cancelled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures that may have resulted in the sale of unqualified items or underpayment of required fees. The matter has been referred to the Department of Justice for review, and we are cooperating in that review. We have applied with the GSA to obtain a new contract. The pre-award audit by the GSA began in March 2004 with our submission of records and continued with an on-site audit at our Maryland offices in April 2004. The completion of the pre-award audit and the timing of the awarding of a new contract are beyond our control. Accordingly, our 2004 sales will be adversely impacted if a new contract is not approved prior to the traditionally high third quarter federal government buying period. Revenues for 2003 under the GSA contract were approximately $79 million. We believe the GSA contract, if it had remained in effect, would have provided us with 2004 revenues generally comparable to the 2003 levels reported.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 64% and 66% of our total product purchases in the three months ended March 31, 2004 and 2003, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 27% and 26% of our total product purchases in the three months ended March 31, 2004 and 2003, respectively. Purchases from Tech Data Corporation comprised 14% and 15% of our total product purchases in the three months ended March 31, 2004 and 2003, respectively. Purchases from Hewlett-Packard Company (“HP”) represented 12% and 16% of our total product purchases in the three months ended March 31, 2004 and 2003, respectively. No other vendor supplied more than 10% of our total product purchases in the three months ended March 31, 2004 and 2003, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at March 31, 2004 was $92.6 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Many product suppliers provide us with co-op advertising support and in exchange we feature their products in our catalogs. This support significantly defrays our catalog production expense. In the past, we have experienced a decrease in the level of co-op advertising support available to us from certain manufacturers. The level of co-op advertising support we receive from some manufacturers may further decline in the future. Such a decline could increase our selling, general, and administrative expenses as a percentage of sales and have a material adverse effect on our cash flows.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer-related products, including an increasing number of Internet retailers. Certain hardware and software vendors, such as HP, IBM, and Apple, who provide products to us, are also selling their products directly to end users through their own catalogs and over the Internet. We compete not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt more aggressive pricing policies than us. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

Our management information systems require continual upgrades to most effectively manage our operations and customer database. Although we maintain some redundant systems with full data backup, a substantial interruption in management information systems or in telephone communication systems would substantially hinder our ability to process customer orders and thus could have a material adverse effect on our business.

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

We ship approximately 64% of our products to customers by DHL Worldwide Express D/B/A “DHL,” with the remainder being shipped by United Parcel Service, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

We may experience potential increases in shipping, paper, and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers.

Shipping costs are a significant expense in the operation of our business. Increases in postal or shipping rates and paper costs could significantly impact the cost of producing and mailing our catalogs and shipping customer orders. Postage prices and shipping rates increase periodically and we have no control over future increases. We have a long-term contract with DHL whereby DHL ships products to our customers. We believe that we have negotiated favorable shipping rates with DHL. We generally invoice customers for shipping and handling charges. There can be no assurance that we will be able to pass on to our customers the full cost, including any future increases in the cost, of commercial delivery services such as DHL.

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

We presently collect sales tax on sales of products to residents in many states. Taxable sales to customers were approximately 25% of our net sales during the year ended December 31, 2003 and approximately 27% of our net sales for the three months ended March 31, 2004. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to our credit agreement as of March 31, 2004. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, there were no borrowings outstanding on the credit agreement at March 31, 2004. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PC CONNECTION, INC. AND SUBSIDIARIES

Part II—Other Information

Item 1—Legal Proceedings

Not applicable.

Item 2—Changes in Securities and Use of Proceeds

(e) The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
01/01/04-01/31/04	—	$—	—	$12,714,000
02/01/04-02/29/04	—	—	—	$12,714,000
03/01/04-03/31/04	—	—	—	$12,714,000
Total:	—	$—	—

(1)	Our Board of Directors approved the repurchase by the Company of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

15	Letter on unaudited interim financial information.

31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Senior Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(I)	On January 29, 2004, the Company furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure), containing a copy of its earnings release for the period ended December 31, 2003, (including financial statements) pursuant to Item 12 (Results of Operation and Financial Condition).

(II)	On January 30, 2004, the Company furnished a Current Report on Form 8-K/A under Item 9 (Regulation FD Disclosure), containing a copy of its earnings release for the period ended December 31, 2003, (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition). The press release, which was attached to the Original Form 8-K as an exhibit, contained a typographical error. Accordingly, the Company filed this Form 8-K/A to correct the oversight.

PC CONNECTION, INC. AND SUBSIDIARIES

March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

May 17, 2004	By:	/s/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

May 17, 2004	By:	/s/ MARK GAVIN
Mark Gavin Senior Vice President of Finance and Chief Financial Officer