Form 10-Q
period 2004-06-30
PC CONNECTION INC
filed 2004-07-23
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of June 30, 2004 was 25,045,098.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

July 21, 2004

Boston, Massachusetts

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2004	December 31, 2003

	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$1,456	$2,977
Restricted cash	—	5,000
Accounts receivable, net	119,820	144,337
Inventories – merchandise	80,372	80,140
Deferred income taxes	1,972	1,732
Income taxes receivable	868	2,190
Prepaid expenses and other current assets	4,066	3,649

Total current assets	208,554	240,025

Property and equipment, net	18,034	20,396
Goodwill, net	44,766	45,264
Other intangibles, net	3,217	3,393
Other assets	206	208

Total assets	$274,777	$309,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current maturities of capital lease obligation to affiliate	$352	$334
Note payable – bank	—	5,614
Accounts payable	88,962	112,538
Accrued expenses and other liabilities	15,901	13,063
Acquisition earn-out obligation	—	11,593

Total current liabilities	105,215	143,142

Capital lease obligation to affiliate, less current maturities	5,907	6,088
Deferred income taxes	2,704	2,867

Total liabilities	113,826	152,097

Stockholders’ Equity:

Common stock	254	253
Additional paid-in capital	76,775	76,428
Retained earnings	86,208	82,794
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	160,951	157,189

Total liabilities and stockholders’ equity	$274,777	$309,286

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$335,335	$321,568	$662,970	$605,095
Cost of sales	299,173	288,611	592,883	539,663

Gross profit	36,162	32,957	70,087	65,432
Selling, general, and administrative expenses	31,483	30,018	62,173	59,657
Restructuring costs and other special charges	753	397	1,783	397

Income from operations	3,926	2,542	6,131	5,378
Interest expense	(341)	(276)	(725)	(579)
Other, net	54	54	101	98

Income before taxes	3,639	2,320	5,507	4,897
Income tax provision	(1,383)	(917)	(2,093)	(1,919)

Net income	$2,256	$1,403	$3,414	$2,978

Weighted average common shares outstanding:
Basic	25,008	24,665	25,003	24,658

Diluted	25,225	25,013	25,295	24,960

Earnings per common share:
Basic	$.09	$.06	$.14	$.12

Diluted	$.09	$.06	$.14	$.12

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance – December 31, 2003	25,342	$253	$76,428	$82,794	(362)	$(2,286)	$157,189

Exercise of stock options, including income tax benefits	28	1	142	—	—	—	143

Issuance of stock under employee stock purchase plan	37	—	205	—	—	—	205

Net income	—	—	—	3,414	—	—	3,414

Balance – June 30, 2004	25,407	$254	$76,775	$86,208	(362)	$(2,286)	$160,951

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:

Net income	$3,414	$2,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,539	4,408
Deferred income taxes	(403)	(829)
Provision for doubtful accounts	2,076	1,294
Loss on disposal of fixed assets	1	—
Changes in assets and liabilities:
Accounts receivable	22,441	12,010
Inventories	(232)	(9,696)
Prepaid expenses and other current assets	905	(2,869)
Other non-current assets	2	146
Accounts payable	(23,576)	4,844
Income tax benefits from exercise of stock options	85	110
Accrued expenses and other liabilities	2,838	1,166

Net cash provided by operating activities	11,090	13,562

Cash Flows from Investing Activities:

Purchases of property and equipment	(1,002)	(1,325)
Payment of acquisition earn-out obligation	(11,095)	(10,800)
Cash escrow distributed for acquisition	5,000	5,000

Net cash used for investing activities	(7,097)	(7,125)

Cash Flows from Financing Activities:

Proceeds from short-term borrowings	174,121	76,465
Repayment of short-term borrowings	(179,735)	(76,465)
Repayment of capital lease obligation to affiliate	(163)	(92)
Exercise of stock options	58	42
Issuance of stock under employee stock purchase plan	205	212

Net cash (used for) provided by financing activities	(5,514)	162

(Decrease) increase in cash and cash equivalents	(1,521)	6,599
Cash and cash equivalents, beginning of period	2,977	1,797

Cash and cash equivalents, end of period	$1,456	$8,396

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (“PC Connection”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operating results for the three and six months ended June 30, 2004 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2004.

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

Restricted Cash

In connection with the acquisition of MoreDirect, Inc. (see Note 6 – Acquisition of MoreDirect, Inc.), we established a $10,000 cash escrow to fund a portion of the contingent consideration. We used $5,000 of these escrowed funds in the first quarter of 2003 and the remaining $5,000 in the first quarter of 2004 to satisfy a portion of the earn-out obligation.

Goodwill and Other Intangible Assets

Intangible assets subject to amortization, consisting of customer lists, were $2,027 and $2,203 at June 30, 2004 and December 31, 2003 (net of accumulated amortization of $793 and $617, respectively). Intangible assets not subject to amortization are as follows:

	June 30, 2004	December 31, 2003

Goodwill	$44,766	$45,264
Trademarks	1,190	1,190

A rollforward of goodwill is as follows:

Balance, December 31, 2003	$45,264
Adjustment to earn-out obligation	(498)

Balance, June 30, 2004	$44,766

We have designated January 1 of each year as the date we intend to perform our annual impairment tests relative to goodwill. This test was completed in the first quarter of 2004, and no impairment was recorded.

For the six months ended June 30, 2004 and 2003, we recorded amortization expense of $176 and $176 on intangible assets, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2004	$177	(A)
2005	353
2006	353
2007	353
2008	353
2009 and thereafter	438

(A)	Represents estimated amortization expense for the six months ending December 31, 2004.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

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

Had we recorded compensation expense using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and diluted net income per share for the periods indicated would have been as follows:

	Three Months Ended		Six Months Ended
June 30, (amounts in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$2,256	$1,403	$3,414	$2,978
Compensation expense, net of taxes, under SFAS No. 123	256	764	504	1,233
Net income, under SFAS No. 123	2,000	639	2,910	1,745
Basic net income per share, as reported	.09	.06	.14	.12
Basic net income per share, under SFAS No. 123.08		.03	.12	.07
Diluted net income per share, as reported	.09	.06	.14	.12
Diluted net income per share, under SFAS No. 123.08		.03	.12	.07

The Black-Scholes model was used to value options granted subsequent to the Company’s initial public offering. For the period ended June 30, 2004, a volatility factor of 96.8%, estimated option lives of four years, and a risk-free interest rate of 3.0% were used. For the period ended June 30, 2003, a volatility factor of 96.8%, estimated option lives of four years, and a risk-free interest rate of 2.4% were used.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30, (amounts in thousands, except per share data)	2004	2003	2004	2003
Numerator:
Net income	$2,256	$1,403	$3,414	$2,978

Denominator:
Denominator for basic earnings per share	25,008	24,665	25,003	24,658
Dilutive effect of unexercised employee stock options	217	348	292	302

Denominator for diluted earnings per share	25,225	25,013	25,295	24,960

Earnings per share:
Basic	$.09	$.06	$.14	$.12

Diluted	$.09	$.06	$.14	$.12

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004 and 2003 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended		Six Months Ended
June 30, (amounts in thousands)	2004	2003	2004	2003
Anti-dilutive stock options	1,482	1,551	1,471	1,722

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

We operate in three reportable operating segments—the “SMB” segment, which contains small- and medium-sized businesses, as well as consumers; the “Public Sector” segment, which contains federal, state, and local governmental organizations and educational institutions; and the “Large Corporate Accounts” segment which serves medium-to-large corporations.

Segment information applicable to the Company’s reportable operating segments for the three and six months ended June 30, 2004 and 2003 is shown below:

Three Months Ended June 30, 2004	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated
Sales to external customers	$194,058	$63,335	$77,942	$—	$335,335
Transfers between segments	58,781	—	—	(58,781)	—

Net sales	$252,839	$63,335	$77,942	$(58,781)	$335,335

Operating income (loss) before allocations	$14,624	$1,187	$4,056	$(15,941)	$3,926
Allocations	11,814	3,666	461	(15,941)	—

Operating income (loss)	2,810	(2,479)	3,595	—	3,926
Interest and other—net	(235)	(62)	10	—	(287)

Income (loss) before taxes	$2,575	$(2,541)	$3,605	$—	$3,639

Three Months Ended June 30, 2003	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated

Sales to external customers	$186,576	$75,023	$59,969	$—	$321,568
Transfers between segments	58,639	—	—	(58,639)	—

Net sales	$245,215	$75,023	$59,969	$(58,639)	$321,568

Operating income (loss) before
allocations	$12,460	$1,806	$3,766	$(15,490)	$2,542
Allocations	11,904	3,174	412	(15,490)	—

Operating income (loss)	556	(1,368)	3,354	—	2,542
Interest and other—net	(197)	(32)	7	—	(222)

Income (loss) before taxes	$359	$(1,400)	$3,361	$—	$2,320

Six Months Ended June 30, 2004	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated

Sales to external customers	$401,482	$117,187	$144,301	$—	$662,970
Transfers between segments	105,629	—	—	(105,629)	—

Net sales	$507,111	$117,187	$144,301	$(105,629)	$662,970

Operating income (loss) before allocations	$29,420	$1,044	$7,337	$(31,670)	$6,131
Allocations	23,784	7,078	808	(31,670)	—

Operating income (loss)	5,636	(6,034)	6,529	—	6,131
Interest and other—net	(511)	(130)	17	—	(624)

Income (loss) before taxes	$5,125	$(6,164)	$6,546	$—	$5,507

Total assets	$200,759	$67,148	$95,891	$(89,021)	$274,777

Goodwill, net	$1,173	$7,634	$35,959	$—	$44,766

Six Months Ended June 30, 2003	SMB Segment	Public Sector Segment	Large Corp. Accts. Segment	Eliminations	Consolidated

Sales to external customers	$365,216	$127,655	$112,224	$—	$605,095
Transfers between segments	98,159	—	—	(98,159)	—

Net sales	$463,375	$127,655	$112,224	$(98,159)	$605,095

Operating income (loss) before allocations	$25,578	$3,542	$7,222	$(30,964)	$5,378
Allocations	24,432	5,959	573	(30,964)	—

Operating income (loss)	1,146	(2,417)	6,649	—	5,378
Interest and other—net	(419)	(73)	11	—	(481)

Income (loss) before taxes	$727	$(2,490)	$6,660	$—	$4,897

Total assets	$196,330	$76,606	$80,521	$(86,875)	$266,582

Goodwill, net	$1,173	$7,634	$24,897	$—	$33,704

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

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended		Six Months Ended
June 30, (amounts in thousands)	2004	2003	2004	2003

Segment (excludes transfers between segments)
SMB	$194,058	$186,576	$401,482	$365,216
Public Sector	63,335	75,023	117,187	127,655
Large Accounts	77,942	59,969	144,301	112,224

Total	$335,335	$321,568	$662,970	$605,095

Sales Channel
Outbound & Telemarketing Field Sales	$244,859	$251,130	$492,682	$466,716
Inbound Telesales	20,752	20,106	42,924	38,796
Online Internet	69,724	50,332	127,364	99,583

Total	$335,335	$321,568	$662,970	$605,095

Product Mix
Notebooks & PDAs	$67,413	$66,269	$136,150	$120,527
Desktop/Servers	46,228	45,364	92,493	87,284
Storage Devices	26,710	28,582	53,213	56,517
Software	39,435	30,370	80,725	61,816
Net/Com Products	23,680	26,129	47,958	48,950
Printers & Printer Supplies	39,737	39,341	76,623	72,446
Video, Imaging & Sound	42,157	38,242	81,261	69,014
Memory & System Enhancements	17,593	18,248	34,460	34,658
Accessories/Other	32,382	29,023	60,087	53,883

Total	$335,335	$321,568	$662,970	$605,095

Substantially all of our net sales for the three and six months ended June 30, 2004 and 2003 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at June 30, 2004 and December 31, 2003 were located in the United States. Our primary target customers are small- to medium-sized businesses comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 4% of total net sales in the three and six months ended June 30, 2004 and 2003. Net sales to the federal government accounted for $11.0 million, or 3.3% of total net sales for the three months ended June 30, 2004, and $31.5 million, or 9.8% of total net sales for the three months ended June 30, 2003. Net sales to the federal government accounted for $25.5 million, or 3.8% of total net sales for the six months ended June 30, 2004, and $54.0 million, or 8.9% of total net sales for the six months ended June 30, 2003. The decrease in federal government sales was due to the late 2003 cancellation of a contract by the General Services Administration (“GSA”), as discussed elsewhere in this quarterly report.

Note 5—Restructuring Costs and Other Special Charges

In the three months ended June 30, 2004 and 2003, we recorded charges of $26 and $397, respectively, related to staff reductions, charges of $688 and $0, respectively, related to our investigation concerning the 2003 GSA contract cancellation and costs related to securing a new GSA schedule, and charges of $39 and $0, respectively, related to additional costs incurred as a result of a 2003 employee defalcation.

In the six months ended June 30, 2004 and 2003, we recorded charges of $575 and $397, respectively, related to staff reductions, charges of $1,127 and $0, respectively, related to our investigation concerning the

2003 GSA contract cancellation and costs related to securing a new GSA schedule, and charges of $81 and $0, respectively, related to additional costs incurred as a result of a 2003 employee defalcation.

A rollforward of restructuring reserves is shown below.

	Workforce Reductions	GSA Review	Other	Total
Balance December 31, 2003	$113	$237	$—	$350
Charges	549	439	42	1,033
Cash payments	(503)	(412)	(42)	(957)

Liabilities at March 31, 2004	159	264	—	423
Charges	26	688	39	753
Cash payments	(170)	(780)	(39)	(989)

Liabilities at June 30, 2004	$15	$172	$—	$187

Liabilities at June 30, 2004 and December 31, 2003 are included in accrued expenses and other liabilities on the balance sheet.

Note 6—Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. (“MoreDirect”). Our annual report on Form 10-K for the year ended December 31, 2003 details this transaction. Under the terms of the agreement, MoreDirect’s shareholder continues to be eligible to earn additional consideration based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. For the year ended December 31, 2003, we paid $11,095 in earn-out consideration. For the period ended December 31, 2002, we paid $10,800 in earn-out consideration. We also escrowed $10,000 in cash in April 2002 to fund a portion of these contingent payments, of which $5,000 was used to satisfy a portion of the 2002 liability paid by us in the first quarter of 2003. We used the remaining $5,000 in the first quarter of 2004 to satisfy a portion of the 2003 liability paid by us.

Note 7—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. As noted in our Annual Report on Form 10-K for the year ended December 31, 2003, the GSA, in the fourth quarter of 2003, canceled the contract that our subsidiary, GovConnection, had with that agency. We have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract. We have reserved $1.0 million for such fees. However, we will continue to evaluate such reserves in light of additional information that comes to our attention.

We have been informally advised that audit matters related to GovConnection have been referred to the Department of Justice for its review. Such a referral exposes us to possible civil damages for non-compliance with the GSA contract. Such damages can be substantial. No reserves have been provided for such a claim because of the preliminary nature of this matter. We will continue to evaluate our reserves—as they relate both to the GSA audit and the Department of Justice investigation—in light of additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on our results of operations or financial condition. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract. In order to assist in this evaluation, we have engaged outside counsel and an independent accounting firm to review the Company’s systems, policies, and procedures relative to its federal, state, and local government contracts.

Note 8—Bank Borrowing and Trade Credit Arrangements

We have a $45,000 credit facility secured by substantially all of our business assets. This facility was amended as of October 1, 2003 to give us the option, which we may exercise at anytime prior to the credit facility’s maturity date, of increasing the borrowing up to $65,000. Amounts outstanding under this facility bear interest at the prime rate (4.0% at June 30, 2004). The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at June 30, 2004 was only 0.4 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $45,000 at June 30, 2004.

No borrowings were outstanding under this credit facility at June 30, 2004. The credit facility matures on December 31, 2005, at which time amounts outstanding, if any, become due.

At June 30, 2004 and December 31, 2003, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At June 30, 2004 and December 31, 2003, accounts payable included $4,950 and $6,397, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management’s current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management. All statements, trends, analyses, and other information contained in this report relative to trends in net sales, gross margin, and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “may,” “project,” “will,” “would,” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” included within this section. Particular attention should be paid to the cautionary statements involving the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the investment in information technology products. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW

PC Connection is a national direct marketing organization, offering a wide range of information technology products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, installation, and other services performed by third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses (“SMB”) through our PC Connection Sales subsidiary, (b) federal, state, and local government and educational institutions (“Public Sector”) through our GovConnection subsidiary, and (c) large corporate accounts (“Large Accounts”) through our MoreDirect subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) inbound calls from customers responding to our catalogs and other advertising media, and (iii) our Internet Web sites.

Opportunities, Challenges, and Risks

With our sales representing less than 1% of the overall $200 billion U.S. Information Technology (“IT”) market, we believe that we have an excellent opportunity to grow and gain a larger share of this market. As experienced in the last half of 2003, we continued to experience an improvement in sales productivity in the first half of 2004. We also implemented a number of sales and gross profit improvement initiatives, including tighter management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management. With these initiatives, we expect our sales personnel to continue to generate more add-on sales, thereby further increasing sales per transaction as well as improving over-all gross profit margins during the remainder of 2004.

As noted in our 2003 Annual Report on Form 10-K, the General Services Administration (“GSA”) cancelled its contract with GovConnection, following its review of our subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. We have applied for a new contract with the GSA. The pre-award audit by the GSA began in March 2004 with our submission of records and was completed in June 2004. We are in negotiations with the GSA in finalizing the new contract. However, the timing of the awarding of a new contract is beyond our control. Accordingly, our 2004 sales will continue to be adversely impacted if the new contract is not approved. This matter is further discussed below in the section entitled “Factors That May Affect Future Results and Financial Condition.”

The primary challenges we continue to face in effectively managing our business are: (1) continuing our sales growth while stabilizing the downward trend of gross profit margins in our large account segment and ultimately improving our gross profit margins in all three segments of our business, (2) continuing to improve the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general, and administrative expenses over a higher sales base. We expect competition to be even more intense in the future, which could put additional pressure on our gross profit margins.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated information derived from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
June 30,	2004	2003	2004	2003
Net sales (in millions)	$335.3	$321.6	$663.0	$605.1

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	10.8	10.3	10.6	10.8
Selling, general, and administrative expenses	9.4	9.3	9.4	9.9
Restructuring costs and other special charges	0.2	0.1	0.3	0.1
Income from operations	1.2	0.8	0.9	0.9

The increase in gross profit as a percentage of sales for the second quarter of 2004 nearly offset the decrease in the first quarter and resulted from increased focus on gross margins and product mix. The 2004 decrease in selling, general, and administrative expenses as a percentage of net sales for the six-month periods is the result of higher sales volumes spread over relatively fixed expenses, together with various cost improvement initiatives, including the consolidation of our sales support staff.

Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended		Six Months Ended
June 30,	2004	2003	2004	2003
Segment (excludes transfers between segments)
SMB	58%	58%	60%	60%
Public Sector	19	23	18	21
Large Accounts	23	19	22	19

Total	100%	100%	100%	100%

Sales Channel
Outbound Telemarketing & Field Sales	73%	78%	74%	77%
Inbound Telesales	6	6	7	6
Online Internet	21	16	19	17

Total	100%	100%	100%	100%

Product Mix
Notebooks & PDAs	20%	21%	21%	21%
Desktop/Servers	14	14	14	14
Storage Devices	8	9	8	9
Software	12	9	12	10
Net/Com Products	7	8	7	8
Printers & Printer Supplies	12	12	12	12
Videos, Imaging & Sound	12	12	12	11
Memory & System Enhancements	5	6	5	6
Accessories/Other	10	9	9	9

Total	100%	100%	100%	100%

Sales of enterprise server and networking products (included in the above product mix) were 25% and 26% of net sales for the three months ended June 30, 2004 and 2003, respectively, and 25% and 27% of net sales for the six months ended June 30, 2004 and 2003, respectively.

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2004	2003	2004	2003
Segment
SMB	11.7%	10.7%	11.3%	11.3%
Public Sector	9.1	7.9	8.9	8.5
Large Account	9.8	11.7	9.8	12.0
Total	10.8%	10.3%	10.6%	10.8%

Gross margins on a consolidated basis increased year over year for the three-month periods and also increased sequentially from 10.4% in the first quarter of 2004. Consolidated gross margin for the six months ended June 30, 2004 was slightly lower than the comparable period in 2003, primarily due to higher vendor rebates in the first quarter of 2003. Gross margins also vary by product mix. Sales of notebooks and PDAs continued to account for a high percentage of our overall sales in the second quarter of 2004, although they generally yield a low gross margin percentage. Our on-going efforts to improve product margins continue to focus on increasing add-on sales of accessories and other companion products to our system sales and increasing the level of enterprise product sales and sales of third-party warranty, installation, and other services. We also implemented a number of sales and gross profit improvement initiatives, including tighter management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management.

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Six Months Ended
June 30,	2004	2003	2004	2003
Personnel costs	$23.5	$21.9	$46.0	$43.8
Facilities operations	2.4	2.5	4.8	4.7
Credit card fees	1.8	1.9	3.6	3.6
Depreciation and amortization	1.8	2.2	3.5	4.4
Bad debts	0.7	0.8	1.1	1.6
Other – net, including advertising	1.3	0.7	3.2	1.6

Total	$31.5	$30.0	$62.2	$59.7

Percentage of net sales	9.4%	9.3%	9.4%	9.9%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels. The increases in other operating costs for the three-month and six-month periods in 2004 are attributable primarily to increased business insurance costs, legal and accounting fees, and net advertising costs.

YEAR-OVER-YEAR COMPARISONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2004		2003		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$194.1	57.9%	$186.6	58.0%	4.0%
Public Sector	63.3	18.9	75.0	23.3	(15.6)
Large Account	77.9	23.2	60.0	18.7	29.8

Total	$335.3	100.0%	$321.6	100.0%	4.3%

Gross Profit:
SMB	$22.8	11.7%	$20.1	10.7%	13.4%
Public Sector	5.8	9.1	5.9	7.9	(1.7)
Large Account	7.6	9.8	7.0	11.7	8.6

Total	$36.2	10.8%	$33.0	10.3%	9.7%

Net sales for the quarter increased year over year due primarily to increases of our SMB and Large Account segments, as explained in the following:

•	Net sales for our SMB segment increased because we increased the number of sales representatives in the year by 8.2% while incurring only a 3.8% decline in annualized sales productivity, quarter to quarter. Sales representatives for the SMB segment totaled 384 at June 30, 2004, up from 355 at June 30, 2003.

•	Net sales for our Public Sector segment decreased due to a 65.0% decline in sales to the federal government. Sales to the federal government decreased as a result of the cancellation of our GSA contract in late 2003. Sales to state and local government units and educational institutions, however, increased 20.2% from the second quarter of 2003. Sales account managers for the Public Sector segment totaled 110 at June 30, 2004, down from 114 at June 30, 2003.

•	Net sales for our Large Account segment increased due to a year-over-year improvement in average annualized sales productivity per account manager by 31.7%. Sales representatives for this segment totaled 76 at June 30, 2004, down from 77 at June 30, 2003.

Gross profit and the corresponding gross margin percentage of net sales increased as shown by the above table. These increases are explained by the following:

•	Gross profit for the SMB segment increased year over year, as did its gross margin rate. These increases are attributable to our increased focus on margins and a shift in product mix to more profitable products. We also implemented a number of sales and gross profit improvement initiatives, including tighter management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management.

•	Gross profit for the Public Sector segment was substantially flat in 2004 compared to the 2003 quarter. The decrease attributable to the decline in federal government sales discussed above was largely offset by the increase in margin rate.

•	Gross profit for the Large Account segment increased by 8.6% due to the increase in sales discussed above, partially offset by the decline in the gross margin rate. Changes in customer mix and continuing competitive pressures caused gross margin rates to decrease on a year-over-year basis.

Selling, general, and administrative expenses increased modestly year over year in the three months ended June 30, 2004 and also increased modestly as a percentage of sales over the comparable period in 2003. The dollar increase is related largely to increased variable costs, primarily sales personnel expense associated with higher sales levels referred to above.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for over two-thirds of our selling, general, and administrative (“SG&A”) expenses, as shown earlier in the table of SG&A expenses. In the first half of 2004, we restructured our sales support staff to provide more efficiency and effectiveness. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support our sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$20.0	10.3%	$19.1	10.2%	4.7%
Public Sector	7.5	11.8	7.3	9.7	2.7
Large Account	4.0	5.1	3.6	6.0	11.1

Total	$31.5	9.4%	$30.0	9.3%	5.0%

•	SG&A expenses for the SMB segment increased in the three months ended June 30, 2004 compared to the same period in 2003, and also increased modestly as a percentage of net sales from 2003. Professional fees and business insurance costs for this segment were slightly higher in 2004 compared to the comparable quarter in 2003.

•	The Public Sector segment’s expenses increased slightly in the second quarter of 2004 but increased significantly as a percentage of net sales from the comparable period in 2003. The significant decrease in our federal government sales described above increased this segment’s SG&A as a percentage of sales despite the small increase in actual expense. We have retained experienced sales personnel in anticipation of a new GSA contract.

•	SG&A expenses for the Large Account segment increased by 11.1% but decreased as a percentage of net sales. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

Restructuring costs and other special charges totaled $0.8 million for the three months ended June 30, 2004 and $0.4 million for the three months ended June 30, 2003. A roll forward of restructuring costs and other special charges for the period presented is shown below (in thousands). There were no changes in estimates in any of the periods presented.

	Workforce Reductions	GSA Review	Other	Total
Balance March 31, 2004	$159	$264	$—	$423
Charges	26	688	39	753
Cash payments	(170)	(780)	(39)	(989)

Balance June 30, 2004	$15	$172	$—	$187

The legal and other professional charges for the GSA contract review represent costs of our ongoing investigations relating to the GSA’s cancellation in late 2003 of its contract with our subsidiary, GovConnection, and costs related to securing a new GSA schedule. The other charges represent additional expenses incurred in investigating and settling an employee defalcation loss sustained in 2003 by one of our commercial subsidiaries in excess of the amount covered by insurance.

Income from operations increased by $1.4 million, or 56.0%, to $3.9 million for the three months ended June 30, 2004 from $2.5 million for the comparable period in 2003. Income from operations as a percentage of net sales increased from 0.8% in the three months ended June 30, 2003 to 1.2% in the same period in 2004. This increase was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense increased slightly due to higher average borrowings outstanding in 2004 as compared to 2003.

Our effective tax rate was 38% for the second quarter of 2004 and 39.5% for the same period in 2003.

Net income increased by $0.9 million, or 64.3%, to $2.3 million in the three months ended June 30, 2004 from $1.4 million in the three months ended June 30, 2003, principally as a result of the increase in income from operations.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$401.5	60.5%	$365.2	60.4%	9.9%
Public Sector	117.2	17.7	127.7	21.1	(8.2)
Large Account	144.3	21.8	112.2	18.5	28.6

Total	$663.0	100.0%	$605.1	100.0%	9.6%

Gross Profit:
SMB	$45.5	11.3%	$41.1	11.3%	10.7%
Public Sector	10.4	8.9	10.9	8.5	(4.6)
Large Account	14.2	9.8	13.4	12.0	6.0

Total	$70.1	10.6%	$65.4	10.8%	7.2%

Net sales for the quarter increased year over year due primarily to increases of our SMB and Large Account segments, as explained in the following:

•	Net sales for our SMB segment increased primarily because of our increase in sales representatives. We increased the number of sales representatives in the year to 384 at June 30, 2004, up from 355 at June 30, 2003.

•	Net sales for our Public Sector segment decreased due to a 52.8% decline in sales to the federal government. Sales to the federal government decreased from 2003 as a result of the cancellation of the GSA contract in late 2003. Sales to state and local government units and educational organizations, however, increased 24.5% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Sales account managers for the Public Sector segment totaled 110 at June 30, 2004, down from 114 at June 30, 2003.

•	Net sales for our Large Account segment increased due to a year-over-year improvement in annualized sales productivity per account manager as discussed earlier. Sales representatives for this segment totaled 76 at June 30, 2004, down from 77 at June 30, 2003.

Gross profit and the corresponding gross margin percentage of net sales increased as shown by the above table. These increases are explained by the following:

•	Gross profit for the SMB segment increased year over year, and its gross margin rate increased slightly over the same period. The margin rate improvement in the second quarter of 2004 fully offset the decline in the first quarter, due to the increased focus on margins and product mix to more profitable products. We also implemented a number of sales and gross profit improvement initiatives, including tighter management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management.

•	Gross profit for the Public Sector segment decreased due to the decline in the federal government sales discussed above, partially offset by an increase in the year-over-year gross margin rate, particularly in the second quarter of 2004. The first quarter margins were impacted by the aggressive sales growth promotions to state and local government and educational institutions, which produced positive sales results, as observed above.

•	Gross profit for the Large Account segment increased by 6.0% due to the increase in sales discussed above, partially offset by the decline in gross margin rate. Changes in customer mix and continuing competitive pressures caused gross margin rates to decrease on a year-over-year basis.

Selling, general, and administrative expenses increased modestly year over year in the six months ended June 30, 2004 but decreased as a percentage of sales from the comparable period in 2003. As shown above, the dollar increase is largely related to increased variable costs associated with higher sales levels. These include greater sales personnel expense, higher credit card fees, and increased net advertising expense.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for over two-thirds of our SG&A expenses, as shown earlier in the table of SG&A expenses. In the first quarter of 2004, we restructured our sales support staff to provide more efficiency and effectiveness. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support our sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Six Months Ended June 30,
	2004		2003		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$39.5	9.8%	$39.6	10.8%	(0.3)%
Public Sector	15.3	13.1	13.3	10.4	15.0
Large Account	7.4	5.1	6.8	6.1	8.8

Total	$62.2	9.4%	$59.7	9.9%	4.2%

•	SG&A expenses for the SMB segment were substantially flat in the six months ended June 30, 2004 compared to the same period in 2003, and decreased as a percentage of net sales from 2003. This segment has a relatively fixed cost structure, and the significant increase in its 2004 net sales, particularly in the first quarter, resulted in a correspondingly lower expense rate for that quarter. Additionally, the restructuring of our sales support staff in the first quarter of 2004 improved our efficiency and effectiveness.

•	The Public Sector segment’s expenses increased in the six months ended June 30, 2004 and also increased significantly as a percentage of net sales from the comparable period in 2003. Expenses increased year over year partly due to the opening of a new GovConnection sales office in April 2003. The significant decrease in our federal government sales described above accounted for the significant increase in this segment’s SG&A as a percentage of net sales.

•	SG&A expenses for the Large Account segment increased slightly but decreased as a percentage of net sales. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

Restructuring costs and other special charges totaled $1.8 million for the six months ended June 30, 2004 and $0.4 million in the comparable period in 2003. A roll forward of restructuring costs and other special charges for the 2004 period presented is shown below (in thousands). There were no changes in estimates in any of the periods presented.

	Workforce Reductions	GSA Review	Other	Total
Balance December 31, 2003	$113	$237	$—	$350
Charges	575	1,127	81	1,783
Cash payments	(673)	(1,192)	(81)	(1,946)

Balance June 30, 2004	$15	$172	$—	$187

We recognized $0.6 million in charges related to continued staff reductions in the six months ended June 30, 2004 as we continued to stabilize our workforce. The legal and other professional charges for the GSA contract review represent costs of our ongoing investigations relating to the GSA’s cancellation in late 2003 of its contract with our subsidiary, GovConnection, and costs related to securing a new GSA schedule. The other charges represent additional expenses incurred in investigating and settling an employee defalcation loss sustained in 2003 by one of our commercial subsidiaries in excess of the amount covered by insurance.

Income from operations increased by $0.7 million, or 13.0%, to $6.1 million for the six months ended June 30, 2004 from $5.4 million for the comparable period in 2003. Income from operations as a percentage of net sales was flat at 0.9% in both the 2004 and 2003 periods.

Interest expense increased slightly due to higher average borrowings in 2004 as compared to 2003.

Our effective tax rate was 38% for the six months ended June 30, 2004 and 39.2% for the same period in 2003.

Net income increased by $0.4 million, or 13.3%, to $3.4 million in the six months ended June 30, 2004 from $3.0 million in the six months ended June 30, 2003, principally as a result of the increase in income from operations.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2004	2003
Net cash provided by operating activities	$11.1	$13.5
Net cash used for investing activities	(7.1)	(7.1)
Net cash provided by (used for) financing activities	(5.5)	0.2

Increase (decrease) in cash and cash equivalents	$(1.5)	$6.6

Cash provided by operations decreased year over year for the six months ended June 30, 2004, compared to the same period in 2003 primarily due to a decrease in payables partially offset by a decrease in receivables. Our receivables decreased due to improved collection efforts, particularly in our GovConnection subsidiary. Our overall Days Sales Outstanding, calculated on a quarterly basis, improved to 41 days at June 30, 2004, down from 44 days at March 31, 2004 and from 45 days at June 30, 2003.

At June 30, 2004, we had $89.0 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $5.0 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities consisted primarily of our required payments for our most recent acquisition. According to the terms of our 2002 acquisition of MoreDirect, we continue to use cash to fund earn-out payments due to the former shareholder of MoreDirect. These payments totaled $11.1 million and $10.8 million for the six months ended June 30, 2004 and 2003, respectively. Additionally, such cash used includes our capital expenditures in periods presented, primarily for computer equipment and capitalization of internally developed software.

Cash used by financing activities in the six months ended June 30, 2004 related primarily to a reduction in our net borrowings by $5.6 million under our bank line of credit, whereas there was no such decrease in the comparable period of 2003.

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

Bank Line of Credit.    Our bank line of credit provides us with a borrowing capacity of up to $45 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Amounts outstanding under this facility bear interest at the prime rate (4.0% at June 30, 2004). No borrowings were outstanding under this credit facility at June 30, 2004. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $45.0 million at June 30, 2004. In late 2003, we negotiated an extension of this credit facility to December 31, 2005 and an option to increase the facility up to $65 million at any time prior to its maturity date.

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

Earn-out Provisions of MoreDirect Merger Agreement.    We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we are required to make additional payments to the MoreDirect shareholder if certain earnings levels are achieved through December 31, 2004. In 2004, we paid $11.1 million in earn-out consideration for the year ending December 31, 2003. Final payment will be due in 2005 if MoreDirect achieves its earnings target in 2004 and is expected to be funded from cash provided by operating activities. We escrowed $10.0 million in 2002 in connection with this acquisition to be available for these additional payments to the MoreDirect shareholder. This amount has been used to make such additional payments.

Liquidity Table for Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of June 30, 2004 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligation(1)	$10,225	$1,025	$2,051	$2,117	$5,032
Operating lease obligations	5,605	3,780	1,684	141	—

Total	$15,830	$4,805	$3,735	$2,258	$5,032

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

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

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at June 30, 2004 was 0.4 to 1.0.

•	Minimum Consolidated Net Worth must be at least $125.0 million, plus 50% of consolidated net income for each quarter since December 31, 2001 (loss quarters not counted). Such amount was calculated at June 30, 2004 as $132.3 million, whereas our actual consolidated stockholders’ equity at this date was $161.0 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $24 million of the formula availability which must be held in reserves. As of June 30, 2004, the full amount of the facility was available for additional borrowings.

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

We experienced a decline in sales in 2002 and 2001, and there is no assurance that we will be able to avoid further decreases in revenues.

Our net sales declined to $1.19 billion in 2002 from $1.44 billion in 2000. In 2003 our net sales increased to $1.31 billion, largely due to the April 2002 acquisition of MoreDirect. We believe we would have experienced a greater decline in our net sales for 2002 if it had not been for that acquisition. If our revenues decline again in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

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

In November 2003 we were advised that the GSA cancelled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures that may have resulted in the sale of unqualified items or underpayment of required fees. The matter has been referred to the Department of Justice for review, and we are cooperating in that review. We have applied with the GSA to obtain a new contract. The pre-award audit by the GSA began in March 2004 with our submission of records and was completed in June 2004. We are currently in negotiations with the GSA in finalizing the new contract. However, the timing of the awarding of a new contract is beyond our control. Accordingly, our 2004 sales will continue to be adversely impacted if a new contract is not approved. Revenues for 2003 under the GSA contract were approximately $79 million. We believe the GSA contract, if it had remained in effect, would have provided us with 2004 revenues generally comparable to the 2003 levels reported.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 63% and 65% of our total product purchases in the six months ended June 30, 2004 and 2003, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 27% and 23% of our total product purchases in the six months ended June 30, 2004 and 2003, respectively. Purchases from Tech Data Corporation comprised 14% and 15% of our total product purchases in the six months ended June 30, 2004 and 2003, respectively. Purchases from Hewlett-Packard Company (“HP”) represented 11% and 16% of our total product purchases in the six months ended June 30, 2004 and 2003, respectively. No other vendor supplied more than 10% of our total product purchases in the six months ended June 30, 2004 and 2003, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at June 30, 2004 was $89.0 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer-related products, including an increasing number of Internet retailers. Certain hardware and software vendors, such as HP, IBM, and Apple, who provide products to us, are also selling their products directly to end users through their own catalogs, stores, and over the Internet. We compete not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt more aggressive pricing policies than us. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

We presently collect sales tax on sales of products to residents in many states. Taxable sales to customers were approximately 25% of our net sales during the year ended December 31, 2003 and approximately 28% of our net sales for the six months ended June 30, 2004. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 68% of the outstanding shares of our common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of us. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to our credit agreement as of June 30, 2004. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, there were no borrowings outstanding on the credit agreement at June 30, 2004. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d - 15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PC CONNECTION, INC. AND SUBSIDIARIES

Part II—Other Information

Item 1—Legal Proceedings

Not applicable.

Item 2—Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a) The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
04/01/04-04/30/04	—	$—	—	$12,714,000
05/01/04-05/31/04	—	—	—	$12,714,000
06/01/04-06/30/04	—	—	—	$12,714,000
Total:	—	$—	—

(1)	Our Board of Directors approved the repurchase by the Company of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

At the 2004 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on June 8, 2004, the following matters were acted upon by the stockholders of the Company:

1.	the election of six Directors;

2.	the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current fiscal year.

The number of shares of Common Stock issued, outstanding, and eligible to vote as of the record date of April 26, 2004 was 25,007,577. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	UNVOTED
1.	Election of Directors:
	Patricia Gallup	22,079,783	793,948	N/A	N/A
	David Hall	22,079,783	793,948	N/A	N/A
	Bruce Barone	22,671,634	202,101	N/A	N/A
	David Beffa-Negrini	22,671,634	202,101	N/A	N/A
	Peter Baxter	22,671,634	202,101	N/A	N/A
	Joseph Baute	22,079,783	793,948	N/A	N/A
2.	Ratification of the Appointment of Auditors	22,856,248	13,720	3,763

Item 5—Other Information

Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

15	Letter on unaudited interim financial information.

31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Senior Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(I	)	On April 22, 2004, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2004, (including financial statements) pursuant to Item 12 (Results of Operation and Financial Condition).

PC CONNECTION, INC. AND SUBSIDIARIES

June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

July 23, 2004	By:	/s/ PATRICIA GALLUP
Patricia Gallup Chairman of the Board, President, and Chief Executive Officer

July 23, 2004	By:	/s/ MARK GAVIN
Mark Gavin Senior Vice President of Finance and Chief Financial Officer