Form 10-Q
period 2004-09-30
PC CONNECTION INC
filed 2004-11-15
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of September 30, 2004 was 25,049,973.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

November 10, 2004

Boston, Massachusetts

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$7,367	$2,977
Restricted cash	—	5,000
Accounts receivable, net	123,503	144,337
Inventories – merchandise	77,414	80,140
Deferred income taxes	3,391	1,732
Income taxes receivable	1,047	2,190
Prepaid expenses and other current assets	3,629	3,649

Total current assets	216,351	240,025

Property and equipment, net	17,757	20,396
Goodwill, net	44,766	45,264
Other intangibles, net	3,129	3,393
Other assets	226	208

Total assets	$282,229	$309,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current maturities of capital lease obligation to affiliate	$362	$334
Note payable – bank	—	5,614
Accounts payable	90,557	112,538
Accrued expenses and other liabilities	18,336	13,063
Acquisition earn-out obligation	—	11,593

Total current liabilities	109,255	143,142

Capital lease obligation to affiliate, less current maturities	5,813	6,088
Deferred income taxes	3,370	2,867

Total liabilities	118,438	152,097

Stockholders’ Equity:

Common stock	254	253
Additional paid-in capital	76,798	76,428
Retained earnings	89,025	82,794
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	163,791	157,189

Total liabilities and stockholders’ equity	$282,229	$309,286

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$351,265	$349,420	$1,014,235	$954,515
Cost of sales	311,859	313,494	904,742	853,157

Gross profit	39,406	35,926	109,493	101,358
Selling, general, and administrative expenses	32,765	32,059	94,938	91,716
Special charges	1,800	—	3,583	397

Income from operations	4,841	3,867	10,972	9,245
Interest expense	(334)	(270)	(1,059)	(849)
Other, net	35	27	136	125

Income before taxes	4,542	3,624	10,049	8,521
Income tax provision	(1,725)	(1,444)	(3,818)	(3,363)

Net income	$2,817	$2,180	$6,231	$5,158

Weighted average common shares outstanding:
Basic	25,047	24,741	25,018	24,686

Diluted	25,215	25,322	25,271	25,058

Earnings per common share:
Basic	$.11	$.09	$.25	$.21

Diluted	$.11	$.09	$.25	$.21

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance – December 31, 2003	25,342	$253	$76,428	$82,794	(362)	$(2,286)	$157,189

Exercise of stock options, including income tax benefits	33	1	165	—	—	—	166

Issuance of stock under employee stock purchase plan	37	—	205	—	—	—	205

Net income	—	—	—	6,231	—	—	6,231

Balance – September 30, 2004	25,412	$254	$76,798	$89,025	(362)	$(2,286)	$163,791

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:

Net income	$6,231	$5,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,340	6,500
Deferred income taxes	(1,156)	(1,867)
Provision for doubtful accounts	3,083	2,323
Loss (gain) on disposal of fixed assets	9	(1)
Changes in assets and liabilities:
Accounts receivable	17,751	(12,314)
Inventories	2,726	(19,995)
Prepaid expenses and other current assets	1,163	250
Other non-current assets	(18)	147
Accounts payable	(21,981)	32,810
Income tax benefits from exercise of stock options	90	152
Accrued expenses and other liabilities	5,273	2,123

Net cash provided by operating activities	18,511	15,286

Cash Flows from Investing Activities:

Purchases of property and equipment	(2,449)	(1,907)
Proceeds from sale of property and equipment	3	1
Payment of acquisition earn-out obligation	(11,095)	(10,800)
Cash escrow distributed for acquisition	5,000	5,000

Net cash used for investing activities	(8,541)	(7,706)

Cash Flows from Financing Activities:

Proceeds from short-term borrowing	270,686	109,333
Repayment of short-term borrowings	(276,300)	(109,333)
Repayment of capital lease obligation to affiliate	(247)	(140)
Exercise of stock options	76	290
Issuance of stock under employee stock purchase plan	205	212

Net cash (used for) provided by financing activities	(5,580)	362

Increase in cash and cash equivalents	4,390	7,942
Cash and cash equivalents, beginning of period	2,977	1,797

Cash and cash equivalents, end of period	$7,367	$9,739

See accompanying notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (“PC Connection”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three and nine months ended September 30, 2004 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2004.

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed, final delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB – destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer.

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

Goodwill and Other Intangible Assets

Intangible assets subject to amortization, consisting of customer lists, were $1,939 and $2,203 at September 30, 2004 and December 31, 2003 (net of accumulated amortization of $881 and $617, respectively). Intangible assets not subject to amortization are as follows:

	September 30, 2004	December 31, 2003
Goodwill	$44,766	$45,264
Trademarks	1,190	1,190

A rollforward of goodwill is as follows:

Balance, December 31, 2003	$45,264
Adjustment to earn-out obligation	(498)

Balance, September 30, 2004	$44,766

We have designated January 1 of each year as the date we intend to perform our annual impairment tests relative to goodwill. This test was completed in the first quarter of 2004, and no impairment was recorded.

For the each of the nine-month periods ended September 30, 2004 and 2003, we recorded amortization expense of $264 on intangible assets.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2004	$89	(A)
2005	353
2006	353
2007	353
2008	353
2009 and thereafter	438

(A)	Represents estimated remaining amortization expense for the three months ending December 31, 2004.

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

Had we recorded compensation expense using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and diluted net income per share for the periods indicated would have been as follows:

	Three Months Ended		Nine Months Ended
September 30, (amounts in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$2,817	$2,180	$6,231	$5,158
Compensation expense, net of taxes, under SFAS No. 123	256	679	764	1,617
Net income, under SFAS No. 123	2,561	1,501	5,467	3,541
Basic net income per share, as reported	.11	.09	.25	.21
Basic net income per share, under SFAS No. 123.10		.06	.22	.15
Diluted net income per share, as reported	.11	.09	.25	.21
Diluted net income per share, under SFAS No. 123.10		.06	.22	.15

We have used the Black-Scholes model to value options granted subsequent to our initial public offering. For the period ended September 30, 2004, volatility factors ranging from 96.1% to 98.6%, estimated option lives of four years, and risk-free interest rates ranging from 2.4% to 3.4% were used. For the period ended September 30, 2003, a volatility factor of 64.6%, estimated option lives of four years, and a risk-free interest rate of 2.4% were used.

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30, (amounts in thousands, except per share data)	2004	2003	2004	2003
Numerator:
Net income	$2,817	$2,180	$6,231	$5,158

Denominator:
Denominator for basic earnings per share	25,047	24,741	25,018	24,686
Dilutive effect of unexercised employee stock options	168	581	253	372

Denominator for diluted earnings per share	25,215	25,322	25,271	25,058

Earnings per share:
Basic	$.11	$.09	$.25	$.21

Diluted	$.11	$.09	$.25	$.21

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended		Nine Months Ended
September 30, (amounts in thousands)	2004	2003	2004	2003
Anti-dilutive stock options	3,615	1,165	2,774	1,572

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

We operate in three reportable operating segments—the “SMB” segment, which contains small- and medium-sized businesses, as well as consumers; the “Public Sector” segment, which contains federal, state, and local governmental organizations and educational institutions; and the “Large Corporate Account” segment which serves medium-to-large corporations.

Segment information applicable to the Company’s reportable operating segments for the three and nine months ended September 30, 2004 and 2003 is shown below:

Three Months Ended September 30, 2004	SMB Segment	Public Sector Segment	Large Corp. Acct. Segment	Eliminations	Consolidated

Sales to external customers	$195,943	$77,864	$77,458	$—	$351,265
Transfers between segments	71,281	—	—	(71,281)	—

Net sales	$267,224	$77,864	$77,458	$(71,281)	$351,265

Operating income (loss) before allocations	$14,367	$1,488	$4,248	$(15,262)	$4,841
Allocations	10,852	4,006	404	(15,262)	—

Operating income (loss)	3,515	(2,518)	3,844	—	4,841
Interest and other—net	(224)	(87)	12	—	(299)

Income (loss) before taxes	$3,291	$(2,605)	$3,856	$—	$4,542

Three Months Ended September 30, 2003	SMB Segment	Public Sector Segment	Large Corp. Acct. Segment	Eliminations	Consolidated

Sales to external customers	$179,565	$103,596	$66,259	$—	$349,420
Transfers between segments	83,702	—	—	(83,702)	—

Net sales	$263,267	$103,596	$66,259	$(83,702)	$349,420

Operating income (loss) before allocations	$11,159	$4,081	$4,147	$(15,520)	$3,867
Allocations	11,371	3,737	412	(15,520)	—

Operating income (loss)	(212)	344	3,735	—	3,867
Interest and other—net	(185)	(61)	3	—	(243)

Income (loss) before taxes	$(397)	$283	$3,738	$—	$3,624

Nine Months Ended September 30, 2004	SMB Segment	Public Sector Segment	Large Corp. Acct. Segment	Eliminations	Consolidated

Sales to external customers	$597,425	$195,051	$221,759	$—	$1,014,235
Transfers between segments	176,910	—	—	(176,910)	—

Net sales	$774,335	$195,051	$221,759	$(176,910)	$1,014,235

Operating income (loss) before allocations	$43,787	$2,532	$11,585	$(46,932)	$10,972
Allocations	34,636	11,084	1,212	(46,932)	—

Operating income (loss)	9,151	(8,552)	10,373	—	10,972
Interest and other—net	(735)	(217)	29	—	(923)

Income (loss) before taxes	$8,416	$(8,769)	$10,402	$—	$10,049

Total assets	$200,457	$71,468	$100,790	$(90,486)	$282,229

Goodwill, net	$1,173	$7,634	$35,959	$—	$44,766

Nine Months Ended September 30, 2003	SMB Segment	Public Sector Segment	Large Corp. Acct. Segment	Eliminations	Consolidated

Sales to external customers	$544,781	$231,251	$178,483	$—	$954,515
Transfers between segments	181,861	—	—	(181,861)	—

Net sales	$726,642	$231,251	$178,483	$(181,861)	$954,515

Operating income (loss) before allocations	$36,737	$7,623	$11,369	$(46,484)	$9,245
Allocations	35,803	9,696	985	(46,484)	—

Operating income (loss)	934	(2,073)	10,384	—	9,245
Interest and other—net	(604)	(134)	14	—	(724)

Income (loss) before taxes	$330	$(2,207)	$10,398	$—	$8,521

Total assets	$193,790	$101,924	$82,321	$(80,610)	$297,425

Goodwill, net	$1,173	$7,634	$24,865	$—	$33,672

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

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended		Nine Months Ended
September 30, (amounts in thousands)	2004	2003	2004	2003

Segment (excludes transfers between segments)
SMB	$195,943	$179,565	$597,425	$544,781
Public Sector	77,864	103,596	195,051	231,251
Large Account	77,458	66,259	221,759	178,483

Total	$351,265	$349,420	$1,014,235	$954,515

Sales Channel
Outbound & Telemarketing Field Sales	$258,784	$272,225	$751,466	$738,941
Inbound Telesales	19,292	23,772	62,216	62,568
Online Internet	73,189	53,423	200,553	153,006

Total	$351,265	$349,420	$1,014,235	$954,515

Product Mix
Notebooks & PDAs	$75,894	$73,012	$212,044	$193,539
Desktop/Servers	48,858	49,686	141,351	136,970
Storage Devices	27,635	31,099	80,848	87,616
Software	41,958	37,581	122,683	99,397
Net/Com Products	25,703	27,834	73,661	76,784
Printers & Printer Supplies	37,065	39,903	113,688	112,349
Video, Imaging & Sound	41,407	41,003	122,668	110,017
Memory & System Enhancements	19,068	19,778	53,528	54,436
Accessories/Other	33,677	29,524	93,764	83,407

Total	$351,265	$349,420	$1,014,235	$954,515

Substantially all of our net sales for the three and nine months ended September 30, 2004 and 2003 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at September 30, 2004 and December 31, 2003 were located in the United States. Our primary target customers are small- to medium-sized businesses comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 4% of total net sales in the three and nine months ended September 30, 2004 and 2003. Net sales to the federal government accounted for $18.2 million, or 5.2% of total net sales for the three months ended September 30, 2004, and $51.8 million, or 14.8% of total net sales for the three months ended September 30, 2003. Net sales to the federal government accounted for $43.7 million, or 4.3% of total net sales for the nine months ended September 30, 2004, and $105.7 million, or 11.1% of total net sales for the nine months ended September 30, 2003. The decrease in federal government sales was due to the late 2003 cancellation of a contract by the General Services Administration (“GSA”), as discussed elsewhere in this quarterly report.

Note 5—Special Charges

In the three months ended September 30, 2004, we recorded charges of $1,500 related to our review concerning the 2003 GSA contract cancellation and costs related to securing a new GSA schedule, charges of $8 related to staff reductions, and other charges of $292, primarily related to our review of certain calendar year 2000 and 2003 transactions. We concluded our review in October 2004. We did not record any special charges in the three months ended September 30, 2003.

In the nine months ended September 30, 2004 and 2003, we recorded charges of $583 and $397, respectively, related to staff reductions, charges of $2,627 and $0, respectively, related to our review concerning the 2003 GSA contract cancellation and costs related to securing a new GSA schedule, and other special charges of $373 and $0, respectively, primarily related to our review of certain calendar year 2000 and 2003 transactions. We concluded our review of these transactions in October 2004.

A rollforward of restructuring reserves is shown below.

	Workforce Reductions	GSA Review	Other	Total
Balance December 31, 2003	$113	$237	$—	$350
Charges	549	439	42	1,030
Cash payments	(503)	(412)	(42)	(957)

Liabilities at March 31, 2004	159	264	—	423
Charges	26	688	39	753
Cash payments	(170)	(780)	(39)	(989)

Liabilities at June 30, 2004	15	172	—	187
Charges	8	1,500	292	1,800
Cash payments	(23)	(212)	(34)	(269)

Liabilities at September 30, 2004	$—	$1,460	$258	$1,718

Liabilities at September 30, 2004 and December 31, 2003 are included in accrued expenses and other liabilities on the balance sheet.

Note 6—Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. (“MoreDirect”). Our annual report on Form 10-K for the year ended December 31, 2003 details this transaction. Under the terms of the agreement, MoreDirect’s shareholder continues to be eligible to earn additional consideration based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. For the year ended December 31, 2003, we paid $11,095 in earn-out consideration to MoreDirect’s shareholder. For the period ended December 31, 2002, we paid $10,800 in earn-out consideration. We also escrowed $10,000 in cash in April 2002 to fund a portion of these contingent payments, of which $5,000 was used to satisfy a portion of the 2002 liability paid by us in the first quarter of 2003. We used the remaining $5,000 in the first quarter of 2004 to satisfy a portion of the 2003 liability paid.

Note 7—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. As noted in our Annual Report on Form 10-K for the year ended December 31, 2003, the GSA, in the fourth quarter of 2003, canceled the contract that our subsidiary, GovConnection, had with that agency. Although the GSA awarded GovConnection a new contract in August 2004, we have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract. We have reserved $1.0 million for such fees. However, we will continue to evaluate such reserves in light of additional information that comes to our attention.

We have been informally advised that audit matters related to GovConnection have been referred to the Department of Justice for its review. Such a referral exposes us to possible civil damages for non-compliance with the GSA contract. Such damages can be substantial. No reserves have been provided for such a claim because of the preliminary nature of this matter. We will continue to evaluate our reserves—as they relate to the GSA audit/Department of Justice investigation—in light of additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on our results of operations or financial condition. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract. In order to assist in this evaluation, we have engaged outside counsel and an independent accounting firm to review the Company’s systems, policies, and procedures relative to its federal, state, and local government contracts.

Note 8—Bank Borrowing and Trade Credit Arrangements

We have a $45,000 credit facility secured by substantially all of our business assets. This facility was amended as of October 1, 2003 to give us the option, which we may exercise at anytime prior to the credit facility’s maturity date, of increasing the borrowing up to $65,000. Amounts outstanding under this facility bear interest at the prime rate (4.75% at September 30, 2004). The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at September 30, 2004 was only 0.4 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $45,000 at September 30, 2004.

No borrowings were outstanding under this credit facility at September 30, 2004. The credit facility matures on December 31, 2005, at which time amounts outstanding, if any, become due.

At September 30, 2004 and December 31, 2003, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At September 30, 2004 and December 31, 2003, accounts payable included $7,921 and $6,397, respectively, owed to these financial institutions.

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

Opportunities, Challenges, and Risks

With our sales representing less than 1% of the overall $200 billion U.S. Information Technology (“IT”) market, we believe that we have an excellent opportunity to grow and gain a larger share of this market. As experienced in the last half of 2003, we continued to experience an improvement in sales productivity in the first nine months of 2004. We also implemented a number of sales and gross profit improvement initiatives in 2004, including tighter management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management. With these initiatives, we expect our sales personnel to continue to generate more add-on sales, thereby further increasing sales per transaction as well as improving over-all gross profit margins during the remainder of 2004.

As noted in our 2003 Annual Report on Form 10-K, the General Services Administration (“GSA”) cancelled its contract with GovConnection, following its review of our subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. We applied for a new contract, and in August 2004, the GSA awarded GovConnection authorization to sell to the federal government under a new GSA schedule. During the period ended September 30, 2004 we saw a significant year-over-year decline in our federal government sales, largely due to the loss of the GSA contract. Accordingly, our revenues may continue to be impacted negatively as GovConnection seeks to regain sales under the new GSA contract. This matter is further discussed below in the section entitled “Factors That May Affect Future Results and Financial Condition.”

The primary challenges we continue to face in effectively managing our business are: (1) continuing our sales growth while stabilizing and ultimately improving our gross profit margins in all three segments of our business, (2) continuing to improve the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general, and administrative expenses over a higher sales base. We expect competition to be even more intense in the future, which could put additional pressure on our gross profit margins.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated information derived from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
September 30,	2004	2003	2004	2003
Net sales (in millions)	$351.3	$349.4	$1,014.2	$954.5

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	11.2	10.3	10.8	10.6
Selling, general, and administrative (SG&A) expenses	9.3	9.2	9.4	9.6
Special charges	0.5	—	0.3	—
Income from operations	1.4	1.1	1.1	1.0

The increase in gross profit as a percentage of sales for the third quarter of 2004 offset the decrease in the first quarter of 2004 and resulted from an increased focus on gross margins and product mix. Additionally for the third quarter of 2004, we revised our estimates relating to vendor consideration in Issue No. 02-16 of the Emerging Issues Task Force (EITF 02-16) and reclassified $1.2 million of additional advertising reimbursements in excess of advertising costs incurred from SG&A expenses to cost of goods sold and inventory. Such excess advertising reimbursements were recorded as an offset to SG&A expenses, and that reclassification resulted in an increase in gross margin of 0.2% and an increase in SG&A expenses as a percentage of sales of 0.3% for the third quarter of 2004. The 2004 decrease in SG&A expenses as a percentage of net sales for the nine-month period is the result of higher sales volumes spread over relatively fixed expenses, together with various cost improvement initiatives, including the consolidation of our sales support staff. Similarly, for the nine months ended September 30, 2004, such excess advertising reclassification resulted in a 0.1% increase in gross margin and in SG&A expenses as a percentage of net sales.

Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2004	2003	2004	2003
Segment (excludes transfers between segments)
SMB	56%	51%	59%	57%
Public Sector	22	30	19	24
Large Accounts	22	19	22	19

Total	100%	100%	100%	100%

Sales Channel
Outbound Telemarketing & Field Sales	74%	78%	74%	77%
Inbound Telesales	5	7	6	7
Online Internet	21	15	20	16

Total	100%	100%	100%	100%

Product Mix
Notebooks & PDAs	21%	21%	21%	20%
Desktop/Servers	14	14	14	14
Storage Devices	8	9	8	9
Software	12	11	12	10
Net/Com Products	7	8	7	8
Printers & Printer Supplies	11	11	11	12
Videos, Imaging & Sound	12	12	12	12
Memory & System Enhancements	5	6	6	6
Accessories/Other	10	8	9	9

Total	100%	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2004	2003	2004	2003
Segment
SMB	12.2%	11.2%	11.6%	11.2%
Public Sector	9.8	8.0	9.3	8.3
Large Account	10.2	11.3	10.0	11.7
Total	11.2%	10.3%	10.8%	10.6%

Gross margins on a consolidated basis increased year over year for the three-month periods and also increased sequentially from 10.8% in the second quarter of 2004 due in part to the reclassification of additional advertising reimbursements in excess of advertising costs referred to earlier. Consolidated gross margin for the nine months ended September 30, 2004 was slightly higher than the comparable period in 2003, primarily due to our gross margin improvement initiatives implemented in the first quarter of 2004. Gross margins also vary by product mix. Sales of notebooks and PDAs continued to account for a high percentage of our overall sales in the third quarter of 2004, although they generally yield a low gross margin percentage. Our on-going efforts to improve product margins continue to focus on increasing higher margin add-on sales of accessories and other companion products to our system sales and increasing the level of enterprise product sales and sales of third-party warranty, installation, and other services. These products and services are likely to increase our overall gross margins. We also implemented a number of sales and gross profit improvement initiatives, including tighter management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management.

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Nine Months Ended
September 30,	2004	2003	2004	2003
Personnel costs	$23.2	$22.7	$69.3	$66.5
Facilities operations	2.3	2.4	7.1	7.1
Credit card fees	1.8	1.8	5.4	5.4
Depreciation and amortization	1.8	2.1	5.3	6.5
Bad debts	0.8	0.8	1.9	2.3
Other – net, including advertising	2.9	2.3	5.9	3.9

Total	$32.8	$32.1	$94.9	$91.7

Percentage of net sales	9.3%	9.2%	9.4%	9.6%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels. The increases in other operating costs for the three-month and nine-month periods in 2004 are attributable primarily to increased business insurance costs and net advertising costs.

YEAR-OVER-YEAR COMPARISONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2004		2003		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$195.9	55.8%	$179.5	51.4%	9.1%
Public Sector	77.9	22.2	103.6	29.6	(24.8)
Large Account	77.5	22.0	66.3	19.0	16.9

Total	$351.3	100.0%	$349.4	100.0%	0.5%

Gross Profit:
SMB	$23.9	12.2%	$20.2	11.2%	18.3%
Public Sector	7.6	9.8	8.2	8.0	(7.3)
Large Account	7.9	10.2	7.5	11.3	5.3

Total	$39.4	11.2%	$35.9	10.3%	9.7%

Net sales for the third quarter increased year over year due to increases in our SMB and Large Account segments, as explained below:

•	Net sales for our SMB segment increased year over year because we improved annualized sales productivity by 8.2% while keeping our total number of sales representatives relatively unchanged during the same period. Our improvement in annualized sales productivity resulted largely from our efforts to increase add-on sales of accessories and other companion products, along with a 23% increase in average order size. Sales representatives for the SMB segment totaled 394 at September 30, 2004, up slightly from 390 at September 30, 2003.

•	Net sales for our Public Sector segment decreased year over year due to a 64.8% decline in sales to the federal government. Sales to the federal government decreased as a result of the cancellation of our GovConnection subsidiary’s GSA contract in late 2003. In August 2004, the GSA awarded a new contract to GovConnection. Sales to state and local government units and educational institutions, however, increased 15.1% from the third quarter of 2003. Sales account managers for the Public Sector segment totaled 104 at September 30, 2004, a decrease from 111 at September 30, 2003.

•	Net sales for our Large Account segment increased year over year due to improvement in average annualized sales productivity by 26.5%. Sales representatives for this segment totaled 73 at September 30, 2004, a decrease from 79 at September 30, 2003.

Gross profit and the corresponding gross margin percentage of net sales for the third quarter increased as shown by the above table. These increases are explained below:

•	Gross profit for our SMB segment increased year over year, as did its gross margin rate. In addition to the excess advertising reimbursements reclassification referred to earlier, these increases are attributable to our increased focus on margins. We have implemented a number of sales and gross profit improvement initiatives, including tighter management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management.

•	Gross profit for our Public Sector segment decreased year over year but at a lower rate than its percentage decrease in sales. The decrease attributable to the decline in federal government sales discussed above was largely offset by an increase in margin rate in our state and local government and educational business. This increase resulted from the same gross profit improvement initiatives as those implemented in our SMB segment.

•	Gross profit for our Large Account segment increased year over year due to the increase in sales discussed above, partially offset by the decline in the gross margin rate. Changes in customer mix and continuing competitive pressures caused gross margin rates to decrease on a year-over-year basis.

Selling, general, and administrative expenses increased modestly year over year in the three months ended September 30, 2004 and also increased modestly as a percentage of sales over the comparable period in 2003. The increases are related primarily to increased variable costs, including sales personnel expense associated with higher gross profit levels, and to the excess advertising reimbursements reclassification referred to earlier.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for over two-thirds of our SG&A expenses. In the first quarter of 2004, we restructured our sales support staff to provide more efficiency and effectiveness. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support our sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended September 30,
	2004		2003		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$20.1	10.2%	$20.4	11.4%	(1.5)%
Public Sector	8.7	11.1	7.9	7.6	10.1
Large Account	4.0	5.2	3.8	5.7	5.3

Total	$32.8	9.3%	$32.1	9.2%	2.2%

•	SG&A expenses for our SMB segment decreased modestly in the three months ended September 30, 2004 compared to the same period in 2003, and also decreased as a percentage of net sales from 2003. Decreases in depreciation expense and professional fees were partially offset by an increase in net advertising expense that resulted from the excess vendor reimbursements reclassification discussed earlier.

•	Our Public Sector segment’s expenses increased year over year in the third quarter of 2004 but were significantly higher as a percentage of net sales than expenses for the comparable period in 2003. The significant decrease in our federal government sales described above accounted for the increase in this segment’s SG&A as a percentage of sales despite the small increase in actual expense. We have retained experienced sales personnel in anticipation of our new GSA contract; a new contract was awarded in August 2004.

•	SG&A expenses for our Large Account segment increased on a dollar basis but decreased as a percentage of net sales. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s operating model, which feature variable cost field sales and drop-shipping.

Special charges totaled $1.8 million for the three months ended September 30, 2004. We did not incur any special charges for the three months ended September 30, 2003. A roll forward of special charges for the period presented is shown in the table below (in thousands). There were no changes in estimates in any of the periods presented.

	Workforce Reductions	GSA Review	Other	Total
Balance June 30, 2004	$15	$172	$—	$187
Charges	8	1,500	292	1,800
Cash payments	(23)	(212)	(34)	(269)

Balance September 30, 2004	$—	$1,460	$258	$1,718

The legal and other professional charges for the GSA contract review represent costs of our ongoing review relating to the cancellation by the GSA in late 2003 of its contract with our subsidiary, GovConnection, and costs related to securing a new GSA schedule, which was awarded in August 2004. The other charges represent additional expenses primarily incurred in relation to our review of certain calendar year 2000 and 2003 transactions. We concluded our review of these transactions in October 2004.

Income from operations increased by $1.0 million, or 25.2%, to $4.8 million for the three months ended September 30, 2004 from the comparable period in 2003. Income from operations as a percentage of net sales increased from 1.1% in the three months ended September 30, 2003 to 1.4% in the same period in 2004. This increase was attributable to the changes in net sales, gross margin, SG&A expenses, and special charges as discussed above.

Interest expense increased slightly due to higher interest rates and higher average borrowings outstanding in 2004 as compared to 2003.

Our effective tax rate was 38.0% for the third quarter of 2004 and 39.8% for the same period in 2003. The decrease in the effective tax rate is attributable to state-by-state variations in taxable earnings.

Net income increased by $0.6 million, or 27.3%, to $2.8 million in the three months ended September 30, 2004 from $2.2 million in the three months ended September 30, 2003, principally as a result of the increase in income from operations.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2004		2003		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$597.4	58.9%	$544.8	57.1%	9.7%
Public Sector	195.0	19.2	231.2	24.2	(15.7)
Large Account	221.8	21.9	178.5	18.7	24.3

Total	$1,014.2	100.0%	$954.5	100.0%	6.3%

Gross Profit:
SMB	$69.3	11.6%	$61.3	11.2%	13.1%
Public Sector	18.1	9.3	19.2	8.3	(5.7)
Large Account	22.1	10.0	20.9	11.7	5.7

Total	$109.5	10.8%	$101.4	10.6%	8.0%

Net sales increased year over year due primarily to increases in our SMB and Large Account segments, as explained below:

•	Net sales for our SMB segment increased year over year because we improved annualized sales productivity by 8.2% while keeping our total number of sales representatives relatively unchanged during the same period. Our improvement in annualized sales productivity resulted largely from our efforts to increase add-on sales of accessories and other companion products, along with a 23% increase in average order size. Sales representatives for the SMB segment totaled 394 at September 30, 2004, up slightly from 390 at September 30, 2003.

•	Net sales for our Public Sector segment decreased year over year due to a 58.7% decline in sales to the federal government. Sales to the federal government decreased from 2003 as a result of the cancellation referred to earlier of the GSA contract in late 2003. Sales to state and local government units and educational organizations, however, increased 20.6% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Sales account managers for the Public Sector segment totaled 104 at September 30, 2004, a decrease from 111 at September 30, 2003.

•	Net sales for our Large Account segment increased year over year due to improvement in annualized sales productivity by 26.5%. Sales representatives for this segment totaled 73 at September 30, 2004, a decrease from 79 at September 30, 2003.

Gross profit and the corresponding gross margin percentage of net sales increased as shown by the above table. These increases are explained below:

•

Gross profit for our SMB segment increased year over year, and its gross margin rate increased slightly over the same period, due in part to the reclassification of additional advertising reimbursements in excess of advertising costs referred to earlier. Additionally, the margin rate improvements in the second and third quarters of 2004 fully offset the decline in the first quarter of 2004, due to the increased focus on margins and a shift in product mix to more profitable products. We implemented a number of sales and gross profit improvement initiatives, including tighter management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management.

•	Gross profit for our Public Sector segment decreased year over year due to the decline in the federal government sales discussed above, partially offset by an increase in the year-over-year gross margin rate, particularly in the second and third quarters of 2004. The first quarter margins were impacted by the aggressive sales growth promotions to state and local government and educational (SLED) institutions, which produced positive sales results, as observed above. The second and third quarter improvements resulted from increased focus on gross margin enhancement programs in our SLED business.

•	Gross profit for our Large Account segment increased due to the increase in sales discussed above, partially offset by the decline in gross margin rate. Changes in customer mix and continuing competitive pressures caused this decrease in gross margin rates.

Selling, general, and administrative expenses increased modestly year over year in the nine months ended September 30, 2004 but decreased as a percentage of sales from the comparable period in 2003. As shown above, the dollar increase is largely related to increased variable costs associated with higher sales levels. These include increased sales personnel expense and net advertising expense, offset partially by lower depreciation and amortization expense.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2004		2003		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$59.5	10.0%	$59.9	11.0%	(0.7)%
Public Sector	23.9	12.3	21.2	9.2	12.7
Large Account	11.5	5.2	10.6	5.9	8.5

Total	$94.9	9.4%	$91.7	9.6%	3.5%

•	SG&A expenses for our SMB segment were substantially flat in the nine months ended September 30, 2004 compared to the same period in 2003, but decreased as a percentage of net sales from 2003. This segment has a relatively fixed cost structure, and the significant increase in its 2004 net sales, particularly in the first and third quarters, resulted in a correspondingly lower expense rate for those quarters. Additionally, the restructuring of our sales support staff in the first quarter of 2004 improved our efficiency and effectiveness.

•	Our Public Sector segment’s expenses increased in the nine months ended September 30, 2004 but were significantly higher as a percentage of net sales over the comparable period in 2003. The significant decrease in our federal government sales described above, together with our retention of experienced sales staff, accounted for the significant increase in this segment’s SG&A as a percentage of net sales.

•	SG&A expenses for our Large Account segment increased slightly but decreased as a percentage of net sales. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

Special charges totaled $3.6 million for the nine months ended September 30, 2004 and $0.4 million in the comparable period in 2003. A roll forward of special charges for the 2004 period presented is shown in the table below (in thousands). There were no changes in estimates in any of the periods presented.

	Workforce Reductions	GSA Review	Other	Total
Balance December 31, 2003	$113	$237	$—	$350
Charges	583	2,627	373	3,583
Cash payments	(696)	(1,404)	(115)	(2,215)

Balance September 30, 2004	$—	$1,460	$258	$1,718

We recognized $0.6 million in charges related to continued staff reductions in the nine months ended September 30, 2004 as we continued to stabilize our workforce. The legal and other professional charges for the GSA contract review represent costs of our ongoing review relating to the cancellation by the GSA in late 2003 of its contract with our subsidiary, GovConnection, and costs related to securing a new GSA schedule. The other charges represent additional expenses incurred in relation to our review of certain calendar year 2000 and 2003 transactions. We concluded our review of these transactions in October 2004.

Income from operations increased by $1.8 million, or 19.6%, to $11.0 million for the nine months ended September 30, 2004 from $9.2 million for the comparable period in 2003. Income from operations as a percentage of net sales was 1.1% and 1.0% for the nine-month periods ended September 30, 2004 and 2003, respectively.

Interest expense increased slightly due to higher interest rates and higher average borrowings in 2004 as compared to 2003.

Our effective tax rate was 38.0% for the nine months ended September 30, 2004 and 39.5% for the same period in 2003. The decrease in effective rate is attributable to state-by-state variations in taxable earnings.

Net income increased by $1.0 million, or 19.2%, to $6.2 million in the nine months ended September 30, 2004 from $5.2 million in the nine months ended September 30, 2003, principally as a result of the increase in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures for computer equipment and software used in our business, and more recently, earn-out payments related to our 2002 acquisition of MoreDirect.

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditure, and other requirements at least for the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of between $3 and $4 million, payments on capital and operating lease obligations of approximately $4.3 million, and an additional payment under our MoreDirect merger agreement. (For further discussion, see “MoreDirect Merger Agreement” under “Factors Affecting Sources of Liquidity.”) We expect to meet our cash requirements for the remainder of 2004 through a combination of cash on hand, cash generated from operations, and, if necessary, additional borrowings under our bank line of credit.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2004	2003
Net cash provided by operating activities	$18.5	$15.3
Net cash used for investing activities	(8.5)	(7.7)
Net cash (used for) provided by financing activities	(5.6)	0.3

Increase in cash and cash equivalents	$4.4	$7.9

Cash provided by operations increased year over year for the nine months ended September 30, 2004, compared to the same period in 2003 due primarily to a decrease in receivables and an increase in accrued expenses partially offset by a decrease in payables. Our receivables decreased due to improved collection efforts and lower federal government sales. Our overall Days Sales Outstanding, calculated on a quarterly basis, improved to 41 days at September 30, 2004, down from 48 days at September 30, 2003 and unchanged from 41 days at June 30, 2004.

At September 30, 2004, we had $90.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $7.9 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities consisted primarily of required earn-out payments due to the former shareholder of MoreDirect. These payments totaled $11.1 million and $10.8 million for the nine months ended September 30, 2004 and 2003, respectively. Additionally, such cash used includes our capital expenditures in periods presented, primarily for computer equipment and capitalization of internally developed software.

Cash used by financing activities in the nine months ended September 30, 2004 related primarily to a reduction in our net borrowings by $5.6 million under our bank line of credit, whereas there was no such decrease in the comparable period of 2003.

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

Bank Line of Credit.    Our bank line of credit provides us with a borrowing capacity of up to $45 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Amounts outstanding under this facility bear interest at the prime rate (4.75% at September 30, 2004). No borrowings were outstanding under this credit facility at September 30, 2004. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $45.0 million at September 30, 2004. In late 2003, we negotiated an extension of this credit facility to December 31, 2005 and an option to increase the facility up to $65 million at any time prior to its maturity date.

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

Operating Leases.    We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. See the Liquidity Table below for contractual obligations for lease commitments under these leases.

Earn-out Provisions of MoreDirect Merger Agreement.    We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we are required to make additional payments to the MoreDirect shareholder if certain earnings levels are achieved through December 31, 2004. In 2004, we paid $11.1 million in earn-out consideration for the year ending December 31, 2003. Final payment will be due in 2005 if MoreDirect achieves its earnings target in 2004 and is expected to be funded from cash provided by operating activities and our existing bank line of credit. We escrowed $10.0 million in 2002 in connection with this acquisition to be available for these additional payments to the MoreDirect shareholder. This escrowed amount has been used to make such additional payments.

Liquidity Table for Contractual Obligations.    The following table sets forth information with respect to our long-term obligations payable in cash as of September 30, 2004 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligation(1)	$9,969	$1,025	$2,051	$2,146	$4,747
Operating lease obligations	4,682	3,235	1,329	118	—

Total	$14,651	$4,260	$3,380	$2,264	$4,747

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

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

Bank Line of Credit.    Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at September 30, 2004 was 0.4 to 1.0.

•	Minimum Consolidated Net Worth must be at least $125.0 million, plus 50% of consolidated net income for each quarter since December 31, 2001 (with loss quarters not counted). Such amount was calculated at September 30, 2004 as $133.7 million, whereas our actual consolidated stockholders’ equity at this date was $163.8 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $20 million of the formula availability which must be held in reserves. As of September 30, 2004, the full amount of the facility was available for additional borrowings.

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

MoreDirect Merger Agreement.    The merger agreement with MoreDirect contemplates an earn-out period of three years following the closing whereby if MoreDirect maintains certain earnings before income tax, or EBIT, levels, additional payments will be made to MoreDirect’s shareholder. Under the merger agreement, earn-out payments are tied to EBIT levels targeted to grow at a 15% rate per year. The maximum payment we would make for 2004 under the earn-out provisions of the merger agreement is $21.7 million, assuming MoreDirect maintains 200% of the targeted EBIT level for that year. If MoreDirect maintains less than 60% of the targeted EBIT level for 2004, no payment would be required under the earn-out provisions of the merger agreement. We have made earn-out payments of $10.8 million and $11.1 million relating to MoreDirect’s EBIT levels in 2002 and 2003, respectively. We believe we will be able to meet our obligations to MoreDirect and its stockholder under the merger agreement.

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

Despite our August 2004 award of an authorization to sell to the federal government under a new General Services Administration schedule, our sales to that organization may not regain prior years’ sales levels, which would negatively impact our business.

In November 2003 we were advised that the GSA cancelled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures that may have resulted in the sale of unqualified items or underpayment of required fees. The matter has been referred to the Department of Justice for review, and we are cooperating in that review. While we were recently awarded authorization in August 2004 to resume selling to the federal government under a new GSA schedule, our 2004 sales may continue to be adversely impacted as we attempt to expand our product offerings under this schedule and regain this business. Revenues for 2003 under the GSA contract were approximately $79 million. We believe the GSA contract, if it had remained in effect, would have provided us with 2004 revenues generally comparable to the 2003 levels reported.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 62% and 64% of our total product purchases in the nine months ended September 30, 2004 and 2003, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 27% and 22% of our total product purchases in the nine months ended September 30, 2004 and 2003, respectively. Purchases from Tech Data Corporation comprised 13% and 15% of our total product purchases in the nine months ended September 30, 2004 and 2003, respectively. Purchases from Hewlett-Packard Company (“HP”) represented 11% and 16% of our total product purchases in the nine months ended September 30, 2004 and 2003, respectively. No other vendor supplied more than 10% of our total product purchases in the nine months ended September 30, 2004 and 2003, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at September 30, 2004 was $90.6 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We presently collect sales tax on sales of products to residents in many states. Taxable sales to customers were approximately 25% of our net sales during the year ended December 31, 2003 and approximately 25% of our net sales for the nine months ended September 30, 2004. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, our contact with many states may exceed the contact involved in the Supreme Court case. We cannot predict the level of contact that is sufficient to permit a state to impose on us a sales tax collection obligation. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in price increases to our customers, and could reduce demand for our product.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had no borrowings outstanding pursuant to our credit agreement as of September 30, 2004. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, there were no borrowings outstanding on the credit agreement at September 30, 2004. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d - 15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Interim Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) after consideration of the changes described in the following paragraphs, effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Upon the request of the Chief Executive Officer and Chairman of our Board of Directors, the Audit Committee of our Board conducted a review of certain transactions that occurred in 2000 and 2003. This review was completed in October 2004. Although the Audit Committee determined that no adjustments to our financial statements were required, it concluded that there were instances in which existing internal controls relating to the authorization, review and processing of such transactions were overridden, and document retention policies with respect to certain vendor rebates were not followed or were deficient. Accordingly, we have taken and are taking certain corrective actions in the fourth quarter of 2004. These actions include enhancing management review procedures over significant sales and rebate transactions, and modifying our document retention policies relating to rebate-related vendor reporting as necessary. We have evaluated and are realigning certain senior management responsibilities and authority.

Concurrent with the completion of our documentation and testing of our internal controls over financial reporting, and as a matter of course, we will arrange for additional Sarbanes-Oxley training for our management personnel. In addition, we have implemented an on-line business-ethics training program for substantially all employees of our organization.

No change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PC CONNECTION, INC. AND SUBSIDIARIES

Part II—Other Information

Item 1—Legal Proceedings

Not applicable.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
07/01/04-07/31/04	—	$—	—	$12,714,000
08/01/04-08/31/04	—	—	—	$12,714,000
09/01/04-09/30/04	—	—	—	$12,714,000
Total:	—	$—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

(a) Exhibits

Exhibit Number	Description

10.52	Amendment, dated September 7, 2004 to the Lease Agreement between Merrimack Services Corporation and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.

10.53	Amendment, dated September 24, 2004 to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, Massachusetts.

10.54	Separation Agreement by and between the Company and Mark A. Gavin, dated October 20, 2004.

15	Letter on unaudited interim financial information.

31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PC CONNECTION, INC. AND SUBSIDIARIES

September 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

November 15, 2004	By:	/s/ PATRICIA GALLUP
Patricia Gallup Chairman of the Board, President, and Chief Executive Officer

November 15, 2004	By:	/s/ JACK FERGUSON
Jack Ferguson Treasurer and Interim Chief Financial Officer