Form 10-K
period 2004-12-31
PC CONNECTION INC
filed 2005-03-31
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Common Stock as reported on the NASDAQ National Market on June 30, 2004, was $49,434,705. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

The number of outstanding shares of the Registrant’s Common Stock on March 14, 2005 was 25,135,721.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders for the fiscal year ended December 31, 2004, which is to be filed within 120 days of the end of the Company’s fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2004

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

GENERAL

We are a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, accessories, and networking products through our three primary sales subsidiaries, PC Connection Sales Corporation, GovConnection, Inc., and MoreDirect, Inc. Our principal customers are small- and medium-sized businesses, known as SMBs (comprised of 20 to 500 employees), governmental agencies and educational organizations, and medium-to-large corporate accounts. We sell products through a combination of outbound telemarketing, field sales, targeted direct mail catalogs, our Internet Web sites, and advertisements on the Internet and in selected computer magazines. We offer a broad selection of approximately 100,000 products targeted for business use at competitive prices, including products from Acer, Apple Computer, Cisco Systems, Hewlett-Packard (“HP”), IBM, Microsoft, Sony, Symantec, and Toshiba. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day that the order is received.

We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements, and other information with the Securities and Exchange Commission. Such reports, proxy statements, and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 450 Fifth Street, NW, Washington, D.C. 20549. Information regarding the operation at the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission. We maintain a Web site with the address www.pcconnection.com. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products, through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being recently named to the Fortune 1000 and the VAR Business 500.

We believe that our consistent customer focus has also resulted in the development of strong brand name recognition and a broad and loyal customer base. At December 31, 2004, our mailing list consisted of approximately 3,350,000 customers, of which approximately 398,000 had purchased products from us within the last twelve months. Approximately 89% of our net sales in the year ended December 31, 2004 were made to customers who had previously purchased products from us. We believe we also have strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

Our business-to-business marketing efforts are targeted to SMBs, government and educational organizations, and medium-to-large corporate accounts. As of December 31, 2004, we employed 591 account managers, including 137 new account managers with less than 12 months of outbound telemarketing experience with us. Account managers are responsible for managing corporate accounts and focus on outbound sales calls to prospective customers. We are continuing to focus on increasing the productivity of our account managers.

We publish several catalogs, including PC Connection®, focusing on PCs and compatible products, and MacConnection®, focusing on Apple personal computers and compatible products. We also issue, from time to time, specialty catalogs, including GovConnection catalogs directed to government and education organizations. With colorful illustrations, concise product descriptions, relevant technical information, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software, and other related products. We distributed approximately 31 million catalogs during the year ended December 31, 2004.

We also market our products and services through our Web sites, www.pcconnection.com, www.govconnection.com, www.macconnection.com, and www.moredirect.com. Our Web sites provide customers and prospective customers with product information and enable customers to place electronic orders for products. For the fiscal year 2004, Internet sales processed directly online were $275.4 million, or 20.3% of net sales, compared to 16.2% in 2003. These sales during the fourth quarter of 2004 were $74.8 million, or 22.0% of that quarter’s net sales, compared to 16.5% for the fourth quarter of 2003.

The Internet supports three key business initiatives for us:

•	Customer choice — We have built our business on the premise that our customers should be able to choose how they interact with us, be it by mail, telephone, fax, e-mail, or over the Internet.

•	Lowering transactions costs — Our Web site tools, including robust product search features, Internet Business Accounts, and special interest pages, allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call into our Telesales Representatives or Outbound Account Managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our Web sites.

•	Leveraging the time of experienced Account Managers — Our investments in technology-based sales and service programs allow our Account Managers more time to build and maintain relationships with our customers and help them to solve their business problems.

MARKET AND COMPETITION

We generate approximately 59% of our sales from the small- and medium-sized business market, 19% from governmental agencies and educational organizations, and 22% from medium-to-large corporate accounts (Fortune 1000). The overall U.S. Information Technology market that we serve is estimated at approximately $200 billion. The largest segment of the market is served by local and regional “value added resellers” (“VARs”), many of whom we believe are transitioning from the hardware and software business to IT services, which generally have higher margins.

We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide computing supplier. We have also partnered with third-party technology and telecommunications service providers. We now offer access to the same services and technical expertise to our customers as local and regional VARs, but with more extensive product selection at lower prices.

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

BUSINESS STRATEGIES

Our objective is to become the principal supplier of information technology products and solutions, including personal computers and related products and services, to our customers. The key elements of our business strategies include:

•	Providing consistent award-winning customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. We deliver value to our customers through high quality service and technical support provided by our knowledgeable, well-trained personnel. We also have efficient delivery programs and offer our customers reasonable return policies.

•	Offering a broad product selection at competitive prices. We offer our customers a wide assortment of information technology products and solutions, including personal computers and related products and networking products, at competitive prices. Our merchandising programs feature products that provide customers with aggressive price and performance and the convenience of one-stop shopping for their personal computer and related needs.

•	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the VAR Business 500. Our mailing list includes approximately 3,350,000 names, of which approximately 398,000 have purchased products from us during the last 12 months.

•	Maintaining long-standing vendor relationships. We have a history of strong relationships with vendors, and were among the first direct marketers qualified by manufacturers to market computer systems to end users. We provide our vendors with both information concerning customer preferences and an efficient channel for the advertising and distribution of their products.

GROWTH STRATEGIES

Our growth strategies are to increase revenues derived from our penetration of our existing customers, broaden our product offerings, and expand our customer base. The key elements of our growth strategies include:

•	Targeting customer segments. Through targeted mailings, we seek to expand the number of our active customers and generate additional sales from our existing customers. We have developed specialty catalogs, as well as standard catalogs with special cover pages, featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server, and networking products.

•	Expanding product and service offerings. We continually evaluate information technology products and services focused on business users, adding new products and services as they become available or in response to customer demand. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices, and believe that the expansion of our corporate outbound marketing program will enhance our access to such product offerings. In addition to using our own inventories, we utilize our distribution and manufacturing suppliers to drop ship products directly to our customers. We drop shipped 38.3% of our net sales in 2004.

•	Expanding electronic commerce channel. Our Web-based catalog provides detailed product descriptions, product search capabilities, and online order processing. This channel provides our customers with a convenient means of shopping with us, and it also allows us to leverage our account managers more effectively. The number of Internet Business Account users grew from 77,000 at December 31, 2003 to approximately 138,000 at December 31, 2004. We plan to further improve online sales capabilities, customer service and product information and customer support available on our Web site. We also plan to expand our online affinity sales programs with major customers and thereby solidify our long-term relationship with these customers.

•	Increasing outbound telemarketing productivity. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We plan to expand and focus our training and evaluation programs, system enhancements, and sales tools more towards assisting our sales personnel in improving their productivity. As we increase our productivity, we plan to increase the number of our corporate account managers and assign them a greater number of our customers.

•	Pursuing strategic acquisitions and alliances. We seek acquisitions and alliances that add new customers, strengthen our product offerings, add management talent, and produce operating results which are accretive to our core business earnings. In 2002, we acquired MoreDirect, a premier e-procurement supplier of IT products for medium-to-large corporate organizations nationwide.

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

We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first. We provide toll-free technical support from 9:00 a.m. through 5:30 p.m., Eastern time,

Monday through Friday. Product support technicians assist callers with questions concerning compatibility, installation, determination of defects, and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service. In-house technicians perform both warranty and non-warranty repair on most major systems and hardware products.

Using our customized information system, we send our customer orders to our distribution center for processing immediately after a customer receives credit approval. Through our Everything Overnight® service, orders accepted up until 2:00 a.m. Eastern time, (until midnight on most custom-configured systems) are generally shipped for overnight delivery via DHL Worldwide. We also configure approximately 15% of the computer systems we ship from our distribution center. Configuration typically consists of the installation of memory, accessories, and/or software.

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

The following table sets forth our percentage of net sales by sales channel:

	Years Ended December 31,
Sales Channel	2004	2003	2002
Outbound Telemarketing and Field Sales	74%	77%	78%
Inbound Telesales	6	7	7
Online Internet	20	16	15

Total	100%	100%	100%

Outbound Telemarketing and Field Sales.    We seek to build loyal relationships with our potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to a one-on-one relationship with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and other marketing materials designed to meet each customer’s specific computing needs. We pay most of our account managers a base annual salary plus incentive compensation. Incentive compensation is tied to gross profit dollars produced by the individual account manager. Account managers historically have significantly increased productivity after approximately twelve months of training and experience. At December 31, 2004, we employed 591 sales representatives, including 137 with less than twelve months of outbound telemarketing experience with us.

Inbound Telesales.    Our inbound sales representatives answer customer telephone calls generated by our catalog, magazine, and other advertising programs. These representatives also assist customers in making purchasing decisions, process product orders, and respond to customer inquiries on order status, product pricing, and availability. Using our proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information, expediting the ordering process. In addition to receiving orders through our toll-free numbers, orders are also received via fax, mail, and electronic mail. Our two principal catalogs are PC Connection® for the PC market and MacConnection® for the Apple market. In 2004, we published twelve editions of the PC Connection catalog and eleven editions of the MacConnection catalog. We distribute catalogs to purchasers on our in-house mailing list as well as to other prospective customers. In addition, we mail specialty catalogs or customized versions of our catalogs to selected customers. We distribute specialty catalogs to educational and governmental customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wider assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as developers. These customized catalogs are distributed to targeted customers included in our customer database using past identification or purchase history, as well as to outside mailing lists.

Online Internet. (www.pcconnection.com, www.govconnection.com, www.macconnection.com, and www.moredirect.com)    We provide product descriptions and prices of all products online. Our PC Connection Web site also provides updated information for over 67,000 items and on-screen images for more than 46,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe that our Web sites will be an increasingly important sales source and communication tool for improving customer service.

Business Segments.    We conduct our business operations through three primary business segments: (1) consumer, small- and medium-sized business customers (“SMB”); (2) federal, state and local governments, and education institutions (“Public Sector”); and (3) large corporate (Fortune 1000) organizations (“Large Account”).

SMB Segment.    While we continue to generate credit card sales to consumers, our principal target customers in this segment are small-to-medium-sized business customers with 20 to 500 employees. Our primary means of marketing to this segment incorporate all three sales channels—inbound telesales, particularly to our consumer group, outbound telemarketing, primarily to our business customers, and online Internet sales to both consumer and business customers.

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

Large Account Segment.    Through our MoreDirect subsidiary’s custom designed Web-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing, evaluating, purchasing, and tracking a wide variety of IT products. MoreDirect’s account managers typically have ten to twenty years of experience and are located strategically across the United States. This allows them to work directly with customers, often on site. MoreDirect generally places all product orders with manufacturers and/or distribution companies for drop shipment directly to its customers.

The following table sets forth the relative distribution of our net sales by business segment:

	Years Ended December 31,
Business Segment	2004	2003	2002
SMB	59%	57%	59%
Public Sector	19	24	25
Large Account	22	19	16

Total	100%	100%	100%

Specialty Marketing.    Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, “fax on demand” services, package inserts, fax broadcasts, and electronic mail. We also market call-answering and fulfillment services to certain of our product vendors.

Customers.    We maintain an extensive database of customers and prospects currently aggregating approximately 3,350,000 names. During the year ended December 31, 2004, we received orders from approximately 398,000 customers. Approximately 89% of our net sales in the year ended December 31, 2004 were made to customers who had previously purchased products from us. Except for sales to the federal government, no single customer accounted for more than 2% of our consolidated revenue in 2004. The loss of any single customer will not have a material adverse effect on any of our product segments. In addition, we do not have individual orders in our backlog that are material to our business.

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

The following table sets forth our percentage of net sales (in dollars) of notebooks and personal digital assistants (“PDAs”), desktops and servers, storage devices, software, networking communications products, printers and printer supplies, video, imaging, and sound, memory and system enhancements, and accessories and other products during the years ended December 31, 2004, 2003, and 2002.

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2004	2003	2002
Notebooks and PDAs	21%	20%	17%
Desktops/Servers	14	15	15
Storage Devices	8	9	9
Software	12	11	14
Net/Com Products	7	8	8
Printers and Printer Supplies	11	11	12
Video, Imaging, and Sound	12	12	11
Memory and System Enhancements	5	5	5
Accessories/Other	10	9	9

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

During the year ended December 31, 2004, we purchased approximately 41% of our products directly from manufacturers and the balance from distributors and aggregators. We ship the majority of our purchases directly to our distribution facility in Wilmington, Ohio. During the years ended December 31, 2004, 2003, and 2002, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 27%, 22%, and 28%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 14%, 15%, and 14% of our total product purchases in the years ended December 31, 2004, 2003, and 2002, respectively. Effective May 3, 2002, HP completed its acquisition of Compaq Computer Corporation. Our combined purchases from HP and Compaq constituted 11%, 15%, and 15% of our total product purchases in 2004, 2003, and 2002, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2004, 2003, and 2002. We believe that alternative sources for products obtained from Ingram Micro, Tech Data, and HP are available to us.

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

We believe that we have excellent relationships with vendors. We generally pay vendors within stated terms and take advantage of all appropriate discounts. We believe that because of our volume purchases we are able to obtain product pricing and terms that are competitive with those available to other major direct marketers. Although brand names and individual product offerings are important to our business, we believe that competitive products are available in substantially all of the merchandise categories offered by us.

DISTRIBUTION

At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products. Orders are transmitted electronically from our Connecticut, Maryland, Massachusetts, and New Hampshire sales facilities to our Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Through our Everything Overnight® service, orders accepted up until 2:00 a.m. Eastern time, (until midnight on custom-configured systems) are generally shipped for overnight delivery via DHL Worldwide Express. We ship approximately 56% of our orders through DHL. Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. Our MoreDirect subsidiary generally places all product orders with manufacturers and/or distribution companies for drop shipment directly to customers. Order status with distributors is tracked online and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to recording revenue. Products drop shipped by suppliers accounted for 38% of net sales in both 2004 and 2003. In future years, we expect that products drop shipped from suppliers will increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

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

MoreDirect has developed a custom designed Internet-based system, Traxx, which is comprised of applications software running on Linux and Sun Solaris servers. This system is an integrated application of sales order processing, integrated supply chain visibility, and full EDI links with major manufacturers distribution partners for product information, availability, pricing, ordering, delivery, and tracking, including related accounting functions.

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

COMPETITION

The direct marketing and sale of information technology products, including personal computers and related products, is highly competitive. PC Connection competes with other direct marketers of IT products, including CDW Computer Centers, Inc. and Insight Enterprises, Inc. We also compete with:

•	certain product manufacturers that sell directly to customers, such as Dell Computer Corporation and Gateway, Inc., and more recently HP, IBM, and Apple;

•	distributors that sell directly to certain customers;

•	various cost-plus aggregators, franchisers, and national computer retailers; and

•	companies with more extensive Web sites and commercial online networks.

Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future.

We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of our competitors are larger and have substantially greater financial resources than we have.

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

WORK FORCE

As of December 31, 2004, we employed 1,390 persons, of whom 722 were engaged in sales related activities, 106 were engaged in providing customer service and support, 286 were engaged in purchasing, marketing, and distribution related activities, 80 were engaged in the operation and development of management information systems, and 196 were engaged in administrative and accounting functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a work stoppage since our inception.

Item 2.    Properties

In November 1997, we entered into a fifteen year lease for our corporate headquarters and telemarketing center located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated entity, G&H Post, which is related to us through common ownership. The total lease is valued at approximately $7.0 million, based upon an independent property appraisal obtained at the date of lease, and interest is calculated at an annual rate of 11%. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. We have the option to renew the lease for two additional terms of five years each. The lease has been recorded as a capital lease in the financial statements.

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the fourth quarter of 2005 and the first quarter of 2007, respectively. We have the option to renew the former for an additional two-year term. We also operate telemarketing centers in Dover and Keene, New Hampshire, Marlborough, Massachusetts, Rockville, Maryland, Fairfield, Connecticut, and Boca Raton, Florida. We are relocating our Dover sales office to Portsmouth, New Hampshire during the second quarter of 2005. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that existing distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months.

Item 3.    Legal Proceedings

On March 20, 2002, The Lemelson Medical, Education & Research Foundation, L.P. filed a complaint in U.S. District Court for the District of Arizona naming us as an additional defendant in the so-called “Federal Express” case. The Federal Express case involves approximately eighty-eight defendants and pertains to claims made by the foundation relating to its right to royalties for the use of bar code scanners that allegedly utilize technology covered by patents now owned by the foundation. The foundation had previously filed claims against manufacturers of bar code scanners in U.S. District Court for the District of Nevada alleging patent infringement. The manufacturers of bar code scanners prevailed on most points in litigation in the Nevada action relating to the validity of the patents at issue. However, Lemelson has appealed to the U.S. Court of Appeals for the Ninth Circuit. The defendants in the Arizona litigation have requested the U.S. District Court to stay the proceedings pending the outcome of the Nevada litigation, which the Court granted. Until the Nevada patent litigation is resolved, we will expend little, if any, legal fees in the Arizona case. If the bar code manufacturers are successful in the Nevada case, we expect the Arizona court to dismiss the action against us.

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

On October 7, 2003, Commissariat A L’Energie Atomiquie filed a complaint in the U.S. District Court for the District of Delaware, naming us as a defendant, along with several other computer-related resellers, in a patent infringement case. We are attempting under contract provision and the Uniform Commercial Code to be defended and indemnified by the manufacturers of the allegedly infringing products. In the event that the manufacturers do not agree to indemnify us, we may have to expend some defense costs and we may be liable for some amount of damages. No specific amount has been claimed as damages.

On September 10, 2004, NCR Corporation filed a complaint in the U.S. District Court for the Southern District of Ohio, alleging patent infringement against us. NCR alleges that our e-commerce web sites employ methods covered by certain patents held by NCR. We have filed a Motion to Dismiss for lack of personal jurisdiction, which has not yet been ruled upon. We also plan to enter non-binding mediation with NCR but are unable to determine the outcome of this matter.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2004 to a vote of security holders.

Executive Officers of PC Connection

The executive officers of PC Connection and their ages as of March 14, 2005 are as follows:

Name	Age	Position
Patricia Gallup	50	Chairman, President, and Chief Executive Officer
Robert F. Wilkins	43	Executive Vice President
Jack L. Ferguson	66	Treasurer and Interim Chief Financial Officer
Bradley G. Mousseau	53	Vice President of Human Resources

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

Jack L. Ferguson has served as Treasurer since November 1997 and as Interim Chief Financial Officer since October 2004. Mr. Ferguson served as a Director of Finance from December 1992 to November 1997. Prior to joining PC Connection, Mr. Ferguson was a partner with Deloitte & Touche LLP.

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

Market Information

PC Connection’s Common Stock commenced trading on March 3, 1998 on the Nasdaq National Market under the symbol “PCCC.” As of March 14, 2005, there were 25,135,721 shares outstanding of our common stock held by approximately 114 stockholders of record.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq National Market.

2004	High	Low
Quarter Ended:
December 31	$10.00	$6.66
September 30	7.74	6.21
June 30	8.64	6.52
March 31	10.90	6.45

2003
Quarter Ended:
December 31	$11.90	$6.50
September 30	13.47	6.54
June 30	10.82	4.94
March 31	8.33	4.69

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Our secured credit agreement contains restrictions that may limit our ability to pay dividends in the future.

Share Repurchase Authorization

We announced on March 28, 2001, that our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. We have repurchased an aggregate of 362,267 shares for $2.3 million as of December 31, 2004, which are reflected as treasury stock on the consolidated balance sheet. We did not repurchase any shares of our common stock in the year ended December 31, 2004.

Item 6.    Selected Financial and Operating Data

The following selected financial and operating data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share and selected operating data)
Statement of Operations Data:
Net sales	$1,353,834	$1,312,891	$1,191,497	$1,186,217	$1,440,227
Cost of sales	1,201,780	1,175,212	1,062,311	1,054,631	1,264,573

Gross profit	152,054	137,679	129,186	131,586	175,654
Selling, general, and administrative expenses	132,729	124,824	121,964	117,610	123,834
Special charges (1)	5,232	1,929	1,636	2,204	—

Income from operations	14,093	10,926	5,586	11,772	51,820
Interest expense	(1,385)	(1,305)	(1,152)	(1,179)	(2,086)
Other, net	152	117	513	1,307	589

Income before income taxes	12,860	9,738	4,947	11,900	50,323
Income tax provision	(4,556)	(3,850)	(1,700)	(4,521)	(19,126)

Net income	$8,304	$5,888	$3,247	$7,379	$31,197

Basic net income per share	$.33	$.24	$.13	$.30	$1.30

Diluted net income per share	$.33	$.23	$.13	$.30	$1.22

Selected Operating Data:
Active customers (2)	398,000	499,000	469,000	471,000	626,000
Catalogs distributed	31,125,000	31,525,000	28,765,000	41,683,000	45,028,000
Orders entered (3)	1,281,000	1,333,000	1,243,000	1,265,000	1,521,000
Average order size (3)	$1,230	$1,169	$1,119	$1,116	$1,115

	December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance Sheet Data:
Working capital	$103,637	$96,883	$91,289	$120,442	$111,048
Total assets	286,542	310,605	268,682	243,645	249,514
Short-term debt:
Current maturities of capital lease obligations:
To affiliate	373	334	200	171	153
To third party	391	—	—	—	—
Notes payable	4,810	5,614	—	1,000	1,000
Long-term debt:
Capital lease obligations, less current maturities:
To affiliate	5,715	6,088	6,421	6,621	6,792
To third party	841	—	—	—	—
Note payable	—	—	—	—	1,000
Total stockholders’ equity	166,158	157,189	150,144	146,762	138,066

(1)	Our 2004 special charges consist of $860 for the cost of workforce reductions, $101 for the remaining uninsured portion of a 2003 employee defalcation, $3,559 related to our review of the 2003 General Services Administration (“GSA”) contract cancellation and costs related to securing a new schedule, $512 in professional fees related to a review of certain prior year rebate-related transactions, and $200 related to a proposed litigation settlement. Our 2003 special charges consist of $407 for the cost of workforce reductions, $1,130 for an uninsured portion of an employee defalcation, and $392 for an internal review of GovConnection’s GSA contract cancellation. Our 2002 special charges consist of $886 for the cost of workforce reductions and $750 for costs relating to the Microsoft settlement. Our 2001 special charges consist of $1,510 for the cost of workforce reductions and $694 for costs relating to a proposed acquisition that was abandoned.
(2)	Represents estimates of all customers included in our mailing list who have made a purchase within the last twelve month period.
(3)	Does not reflect cancellations or returns.

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

OVERVIEW

PC Connection is a national direct marketer of a wide range of information technology products and services—including computer systems, software and peripheral equipment, networking communications, and other products, and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, installation, and other services performed by third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses (“SMB”) through our PC Connection Sales subsidiary, (b) federal, state, and local government and educational institutions (“Public Sector”) through our GovConnection subsidiary, and (c) large corporate accounts (“Large Account”) through our MoreDirect subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) our Web sites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.

Opportunities and Challenges

With our sales representing less than 1% of the overall approximate $200 billion United States Information Technology (“IT”) market, we believe we have an excellent opportunity to grow and gain a larger share of this market. We anticipate that most of this additional market share will come from smaller value-added resellers, or VARs, who have the largest share of the current IT market. We expect our expanding service offerings to compete effectively with these historical service providers.

Annual sales productivity per sales representative in 2004 was flat compared to 2003 as we focused our SMB and Public Sector sales efforts on improving gross margins. We implemented a number of sales and gross profit improvement initiatives in early 2004 in these two segments, including more stringent management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management. With these initiatives, we saw our sales personnel generate more add-on sales, thereby further increasing sales per transaction as well as improving over-all gross margins.

As noted in our 2003 Annual Report on Form 10-K, the GSA cancelled its contract with GovConnection, following its review of that subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. We applied for a new contract, and in August 2004, the GSA awarded GovConnection authorization to sell to the federal government under a new GSA schedule. During the year ended December 31, 2004, we saw a significant year-over-year decline in our federal government sales, largely due to the loss of the GSA contract in November 2003. Accordingly, our revenues derived from sales to the federal government may continue to be negatively impacted as GovConnection seeks to regain sales under the new GSA contract. This matter is further discussed below in the section entitled “Factors That May Affect Future Results and Financial Condition.”

The primary challenges we face in effectively managing our business are: (1) continuing our sales growth while stabilizing and ultimately improving our gross profit margins in all three business segments, (2) improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general, and administrative (“SG&A”) expenses over a higher sales base. With only modest growth projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins. We will seek to increase sales while maintaining or improving margins by continuing the initiatives described above.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated information derived from our statements of income expressed as a percentage of net sales.

	Years Ended December 31,
	2004	2003	2002
Net sales (in millions)	$1,353.8	$1,312.9	$1,191.5

Net sales	100.0%	100.0%	100.0%
Gross profit	11.2	10.5	10.8
Selling, general, and administrative expenses	9.8	9.5	10.2
Special charges	0.4	0.2	0.1
Income from operations	1.0	0.8	0.5

The increase in gross profit as a percentage of sales resulted primarily from an increased focus on gross margins and product mix as described above. Additionally in the second half of 2004, we revised our estimates relating to vendor consideration as a result of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) and reclassified $5.4 million of additional advertising reimbursements in excess of advertising costs incurred from SG&A expenses to cost of goods sold and inventory. Such excess advertising reimbursements had previously been recorded as an offset to SG&A expense, and that reclassification resulted in an increase, on a consolidated basis, of 0.4% in both gross margin and SG&A expenses as a percentage of net sales for 2004.

Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Years Ended December 31,
	2004	2003	2002
Business Segment
SMB	59%	57%	59%
Public Sector	19	24	25
Large Account	22	19	16

Total	100%	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	74%	77%	78%
Inbound Telesales	6	7	7
Online Internet	20	16	15

Total	100%	100%	100%

Product Mix
Notebooks and PDAs	21%	20%	17%
Desktop/Servers	14	15	15
Storage Devices	8	9	9
Software	12	11	14
Net/Com Products	7	8	8
Printers and Printer Supplies	11	11	12
Video, Imaging, and Sound	12	12	11
Memory and System Enhancements	5	5	5
Accessories/Other	10	9	9

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2004	2003	2002
Segment
SMB	12.2%	11.2%	11.8%
Public Sector	9.4	8.2	8.6
Large Account	10.2	11.3	10.8
Total	11.2%	10.5%	10.8%

Our SMB segment implemented a number of gross margin improvement initiatives in early 2004, which contributed to an increased gross margin rate. Additionally, as discussed previously, revising our estimates relating to vendor consideration as a result of EITF 02-16 resulted in a 0.6% improvement in gross margin rate in the SMB segment. Despite an increase in competition in its education and government markets, our Public Sector segment was able to improve its gross margin rates by implementing many of the same initiatives as our SMB segment. Changes in MoreDirect’s customer mix and reduced supplier rebates led to a decrease in our Large Account segment’s margin rate for 2004.

Gross margin on sales to corporate accounts that purchase at volume discounts is generally lower than gross margins on consumer or smaller business sales. Gross margin on sales to public sector customers has historically been lower than that for commercial sales. However, the gross profit dollar contribution per public sector and large account order is generally higher as average order sizes are usually larger. We believe that sales to larger businesses and public sector customers will continue to represent a growing portion of our business mix in future periods. We also expect the increasing migration of customers to our web sites to continue to increase the percentage of online Internet sales, which generally have higher margins.

Gross margins also vary by product mix. Sales of notebooks and PDAs accounted for 21% of our overall sales in 2004, an increase from 20% in 2003. The increase in these two product lines served to decrease our overall gross margin rates. Sales of all computer systems (including desktops, servers, and notebooks) result in a relatively high dollar sales order and generally provide the largest gross profit dollar contribution per order of all our products. However they usually yield the lowest gross margin percentage.

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2004	2003	2002
Personnel costs	$93.5	$89.7	$84.1
Facilities operations	9.3	9.4	10.1
Credit card fees	7.4	7.6	7.1
Depreciation and amortization	7.1	8.4	8.4
Bad debts	2.4	3.1	6.6
Other – net, including advertising	13.0	6.6	5.7

Total	$132.7	$124.8	$122.0

Percentage of net sales	9.8%	9.5%	10.2%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels. Our bad debt losses have decreased significantly from their high in 2002, due to more stringent credit management, lower customer bankruptcies, and an overall improvement in the economy.

Most product manufacturers provide us with co-op advertising support in exchange for product coverage in our catalogs as well as other advertising promotions. EITF 02-16, which addresses the income classification of vendor consideration, became effective for the periods beginning January 1, 2003. This pronouncement requires that such consideration be recorded as a reduction of cost of sales unless the consideration represents reimbursement for costs incurred for a specific advertising program funded by an individual vendor. For the years ended December 31, 2004, 2003, and 2002, we recorded advertising expense of $22.5 million, $22.8 million, and $19.9 million, respectively. For the years ended December 31, 2004, 2003, and 2002, we received total vendor advertising funding of $29.1 million, $29.4 million, and $28.3 million, respectively. We reclassified $7.5 million, $2.2 million, and $2.8 million of these reimbursements to cost of sales and inventory. As discussed earlier, we revised our estimates used to determine excess vendor advertising in 2004, and accordingly, $5.4 million of the 2004 reclassification referred to above relates to this revision in our estimates. Our net advertising expense was as a result higher in 2004. Although the level of vendor co-op advertising support available to us from certain manufacturers has declined, and may decline further in the future, the overall level of co-op advertising support has remained consistent with our levels of spending for catalog and other advertising programs. We believe that the overall levels of co-op advertising support available over the next twelve months will be consistent with our planned advertising programs.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales increased 3.1% to $1,353.8 million in 2004 from $1,312.9 million in 2003. Our SMB and Large Account segments both increased, offsetting the decrease in our Public Sector’s sales. Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$802.3	59.3%	$744.4	56.7%	7.8%
Public Sector	253.0	18.7	320.6	24.4	(21.1)
Large Account	298.5	22.0	247.9	18.9	20.4

Total	$1,353.8	100.0%	$1,312.9	100.0%	3.1%

Gross Profit:
SMB	$98.0	12.2%	$83.4	11.2%	17.5%
Public Sector	23.8	9.4	26.3	8.2	(9.5)
Large Account	30.3	10.2	28.0	11.3	8.2

Total	$152.1	11.2%	$137.7	10.5%	10.5%

•	Net sales for our SMB segment increased due to the increase in the number of sales account managers employed in 2004 while maintaining sales productivity. Sales representatives for the SMB segment totaled 415 at December 31, 2004, up from 378 at December 31, 2003. Sales productivity was flat in 2004 compared to 2003 because we implemented company-wide gross margin improvement initiatives in early 2004. As discussed below, these initiatives inhibited our sales growth as we refrained from low-margin sales but resulted in improved over-all operating margins.

•	Net sales for our Public Sector segment decreased due primarily to a 58.5% decrease in sales to the federal government. Our federal government sales decreased from the prior year due to the late 2003 cancellation of our GSA contract described previously. Although we were issued a new GSA contract in August 2004, it was too late into the federal buying season to recover this business. However, sales to state and local governmental and educational institutions (“SLED”) increased 14.7% due to improvement in average sales productivity per account manager. Sales account managers for the Public Sector segment totaled 107 at December 31, 2004, up from 104 at December 31, 2003. The headcount mix between our federal and SLED account managers was unchanged from year to year due to our investment decision to maintain our federal account managers despite the nine month absence of our GSA contract.

•	Net sales for our Large Account segment increased due to an improvement in average sales productivity per account manager. IT spending grew at a faster pace for our large Fortune 1000 customers than those of our other two business segments. Sales account managers for the Large Account segment totaled 69 at December 31, 2004, down from 85 at the end of 2003. This reduction in headcount resulted from a planned reduction in under-performing sales representatives.

Gross profit increased in our SMB and Large Account areas as shown by the above, whereas the gross margin percentage of net sales improved for our SMB and Public Sector segments.

•

Gross profit for the SMB segment improved due to increases in both net sales and gross margin rate. We were able to improve gross margin rates by increasing add-on sales of accessories and other companion products to our system sales, as well increasing sales of third-party warranty, installation, and other services.

These initiatives were implemented in both our SMB and Public Sector segments in early 2004. Additionally, as discussed earlier, our revised estimates of advertising reimbursements in excess of costs incurred accounted for 60 basis points of our 1.0% increase in gross margin rate in the SMB segment.

•	Despite an increase in gross margin rate, gross profit for the Public Sector segment decreased due to the decline in federal sales discussed above. Similar to our SMB segment, we were able to improve margin rates by increasing add-on sales of accessories and other companion products to our system sales, as well as increasing sales of third-party warranty, installation, and other services. As a result of losing its GSA contract in late 2003, the Public Sector increased its agency revenues from sales through third-party GSA schedules in 2004, which contributed to its improved gross margin rate. Revising our estimates used in EITF 02-16 led to an impact of less than 0.1% on this segment’s gross margin rate.

•	Gross profit for the Large Account segment increased due to the increase in sales explained earlier, despite a decrease in the gross margin rate. Changes in customer mix and continuing competitive pressures caused gross margin rates to decrease on a year-over-year basis.

Selling, general, and administrative expenses increased in both dollars and as a percentage of sales in 2004 from 2003.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for approximately two-thirds of our SG&A expenses, as shown earlier in the table of SG&A expenses. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation technology to support the sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Year Ended December 31,				% Change
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$85.3	10.6%	$82.3	11.1%	3.6%
Public Sector	31.9	12.6	28.5	8.9	11.9
Large Account	15.5	5.2	14.0	5.6	10.7

Total	$132.7	9.8%	$124.8	9.5%	6.3%

•	SG&A expenses for the SMB segment increased slightly in 2004, while decreasing as a percentage of net sales from 2003. This segment has a relatively fixed cost structure, and the increase in its 2004 net sales resulted in a lower expense rate for this year. As discussed earlier, in 2004 we revised our estimates relating to vendor consideration as a result of EITF 02-16 and reclassified in our SMB segment $5.4 million of advertising reimbursements in excess of advertising costs from SG&A expense to cost of goods sold and inventory. The resulting net increase in advertising expenses was the primary reason for our increased expense on a dollar basis but was partially offset by decreases in depreciation expense and bad debt expense.

•	The Public Sector segment’s SG&A expenses increased in 2004 but were significantly higher as a percentage of net sales from 2003. The significant decrease in our federal sales described above accounted for the increase in this segment’s SG&A expense as a percentage of sales. We retained our experienced sales personnel in anticipation of our new GSA contract, which was awarded in August 2004.

•	SG&A expenses for the Large Account segment increased on a dollar basis but decreased as a percentage of net sales. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

Special charges totaled $5.2 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively. A roll forward of special charges for the two years ended December 31, 2004 is shown below (in thousands of dollars). There were no changes in estimates in any of the periods presented.

	Workforce Reductions	Employee Defalcation	GSA Review	Other	Total
Balance December 31, 2002	$208	$—	$—	$—	$208
Charges	407	1,130	392	—	1,929
Cash payments	(502)	(1,130)	(155)	—	(1,787)

Balance December 31, 2003	113	—	237	—	350

Charges	860	101	3,559	712	5,232
Cash payments	(724)	(101)	(3,072)	(497)	(4,394)

Balance December 31, 2004	$249	$—	$724	$215	$1,188

The charges for the employee defalcation represent the loss sustained by one of our commercial subsidiaries in excess of the amount covered by insurance. The charges for the GSA contract review represent costs of our review relating to the cancellation by the GSA in late 2003 of its contract with our subsidiary, GovConnection, and costs related to securing a new GSA schedule, which was awarded in August 2004. The other charges in 2004 include $200 accrued as an estimated liability in a patent infringement case currently in litigation and $512 in professional fees relating to our review of certain calendar year 2000 and 2003 transactions. We concluded our review of these transactions in October 2004.

Income from operations increased by $3.2 million, or 29.4%, to $14.1 million for the year ended December 31, 2004 from $10.9 million compared to 2003. MoreDirect, our Large Account segment, accounted for $14.6 million and $12.9 million of our income from operations in 2004 and 2003, respectively. Excluding MoreDirect, we incurred a loss from operations of $0.5 million for 2004 and $2.0 million in 2003.

Income from operations as a percentage of net sales increased from 0.8% in 2003 to 1.0% in 2004. This increase was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense was $1.4 million in 2004 and $1.3 million in 2003. Interest expense increased due to slightly higher average borrowings outstanding and slightly higher interest rates in 2004 as compared to 2003.

Our effective tax rate was 35.4% for 2004 and 39.5% for 2003. This year-over-year decrease was due to a decrease in our accrual for state tax contingencies in certain states in which we operate. We anticipate that our effective tax rate will be approximately 39% in 2005 due to anticipated changes in mix of state income taxes to which we are subject.

Net income increased by $2.4 million, or 40.7%, to $8.3 million in 2004 from $5.9 million in 2003, principally as a result of the increase in income from operations.

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

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,				% Change
	2003		2002
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$744.4	56.7%	$703.5	59.0%	5.8%
Public Sector	320.6	24.4	293.9	24.7	9.1
Large Account	247.9	18.9	194.1	16.3	27.7

Total	$1,312.9	100.0%	$1,191.5	100.0%	10.2%

Gross Profit:
SMB	$83.4	11.2%	$82.8	11.8%	0.7%
Public Sector	26.3	8.2	25.4	8.6	3.5
Large Account	28.0	11.3	21.0	10.8	33.3

Total	$137.7	10.5%	$129.2	10.8%	6.6%

•	Net sales for our SMB segment increased due to the increase in the number of sales representatives in the year while also improving sales productivity. Sales representatives for the SMB segment totaled 378 at December 31, 2003, up from 341 at December 31, 2002.

•	Net sales for our Public Sector segment increased due primarily to a 19.2% growth in sales to state and local government units and educational organizations. Sales to the federal government increased slightly from 2002, which included first quarter sales relating to the September 11, 2001 disaster. Sales account managers for the Public Sector segment totaled 104 at December 31, 2003, up from 99 at the end of 2002. The cancellation of the GSA contract described above did not have a significant impact on our 2003 sales, as most of the federal sales orders had been placed prior to the cancellation.

•	Net sales for our Large Account segment increased due to the inclusion of this segment for only nine months in 2002. MoreDirect was acquired in early April of 2002, and accordingly, net sales for that company are included only from the date of its acquisition. Had the acquisition taken place at the beginning of 2002, net sales for this segment would have been substantially flat over the two years. Sales account managers for the Large Account segment totaled 85 at December 31, 2003, up from 72 at December 31, 2002.

Gross profit increased as shown by the above table, although the corresponding gross margin percentage of net sales decreased.

•	Gross profit for the SMB segment was substantially flat, as the increase from higher sales was offset by the decline in the gross margin rate, reflecting continuing competitive pressures and the shift in product mix shown in previous tables. We expect to offset this decline in gross margin rates by increasing add-on sales of accessories and other companion products to our system sales, as well as continuing to increase the level of enterprise product sales and sales of third-party warranty, installation, and other services.

•	Gross profit for the Public Sector segment increased due to the increase in sales discussed above, offset by a decline in the gross margin rate. The decline in margin was attributable to aggressive sales growth promotions to state and local government and educational customers.

•	Gross profit for the Large Account segment increased due to the increase in sales explained earlier, plus an increase in the gross margin rate. This growth was attributable to changes in customer mix, plus higher rebates obtained from suppliers.

Selling, general, and administrative expenses increased in 2003 from 2002 but decreased as a percentage of sales. The dollar increase is attributable to the inclusion of MoreDirect for the full year in 2003, as explained above.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for approximately two-thirds of our SG&A expenses, as shown earlier in the table of SG&A expenses. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet Web technology to support the sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Year Ended December 31,				% Change
	2003		2002
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$82.3	11.1%	$82.4	11.7%	(0.1)%
Public Sector	28.5	8.9	28.9	9.8	(1.4)
Large Account	14.0	5.6	10.7	5.5	30.8

Total	$124.8	9.5%	$122.0	10.2%	2.3%

•	SG&A expenses for the SMB segment remained flat in 2003 compared to 2002, while decreasing as a percentage of net sales. This segment has a relatively fixed cost structure, and the significant decrease in its 2002 net sales resulted in an unusually high expense rate for that year. We believe that the SMB segment’s expense rate is higher than that for the other two segments, primarily due to lower sales productivity of its sales force and the additional costs associated with the level of its inventory procurement, stocking, and warehousing operations. The SMB segment can support a higher sales level in future periods.

•	The Public Sector segment’s SG&A expenses decreased slightly in 2003 while also decreasing as a percentage of net sales from 2002. This decrease is indicative of this segment’s improvement in sales productivity by the generation of more sales per account manager and greater leveraging of its fixed costs.

•	SG&A expenses for the Large Account segment increased in line with the full year reporting period in 2003 and the partial year period in 2002 discussed earlier. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

Special charges totaled $1.9 million and $1.6 million for 2003 and 2002, respectively. A roll forward of special charges for the two years ended December 31, 2003 is shown below (in thousands of dollars). There were no changes in estimates in any of the periods presented.

	Workforce Reductions	Litigation Settlement	Employee Defalcation	GSA Review	Total
Balance December 31, 2001	$425	$—	$—	$—	$425
Charges	886	750	—	—	1,636
Cash payments	(1,103)	(750)	—	—	(1,853)

Balance December 31, 2002	208	—	—	—	208
Charges	407	—	1,130	392	1,929
Cash payments	(502)	—	(1,130)	(155)	(1,787)

Balance December 31, 2003	$113	$—	$—	$237	$350

The 2003 charges for the GSA contract review represent costs of our investigations relating to the GSA’s cancellation in late 2003 of its contract with our subsidiary, GovConnection. The 2003 charges for employee defalcation represent the loss sustained by one of our commercial subsidiaries in excess of the amount covered by insurance. In 2002, we settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying these allegations, we recorded $0.8 million in settlement costs and legal fees related to this matter. We have also recognized $0.4 million and $0.9 million in charges related to staff reductions in 2003 and 2002, respectively.

Income from operations increased by $5.3 million, or 94.6%, to $10.9 million for 2003 from $5.6 million for 2002. MoreDirect, our Large Account segment, accounted for $12.9 million and $10.3 million of our income from operations in 2003 and 2002, respectively. Excluding MoreDirect, we incurred a loss from operations of $2.0 million for 2003 and $4.7 million in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures for computer equipment and software used in our business, and more recently, earn-out payments required under our acquisition of MoreDirect.

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for 2005 to consist primarily of capital expenditures of $3.0 to $3.5 million, payments on capital and operating lease obligations of approximately $4.6 million, and final payment of approximately $6.9 million under our MoreDirect merger agreement. We expect to meet our cash requirements for 2005 through a combination of cash on hand, cash generated from operations and, if necessary, additional borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2004 we had approximately $6.8 million in unrestricted accounts.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•	Credit Facilities. As of December 31, 2004, we had drawn $4.8 million of our $45.0 million bank line of credit. This line of credit can be increased, at our option, to $65 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2004	2003	2002
Net cash provided by operating activities	$13.3	$3.3	$5.0
Net cash used for investing activities	(8.9)	(8.3)	(37.6)
Net cash (used for) provided by financing activities	(0.5)	6.2	(1.2)

Increase (decrease) in cash and cash equivalents	$3.9	$1.2	$(33.8)

Cash provided by operating activities increased in 2004 but decreased in 2003. The primary reasons for the increase in 2004 were an increase in net earnings before depreciation and a decrease in receivables, partially offset by a decrease in payables. The decrease in 2003 resulted primarily from significant increases in receivables, inventory, and other current assets from prior levels, not fully offset by the increase in accounts payable.

At December 31, 2004, we had $79.7 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $8.2 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities include our capital expenditures in the three years presented, primarily for computer equipment and capitalization of internally-developed software. Additionally, MoreDirect was acquired in April 2002, which accounted for $32.6 million of the use of cash in 2002. We continued to use cash in both 2003 and 2004 to fund earn-out payments due to the former shareholder of MoreDirect. These payments totaled $11.1 million and $10.8 million in 2004 and 2003, respectively. The final payment in 2005 is expected to approximate $6.9 million.

Cash used for financing activities in 2004 related to a decrease in our net borrowings by $0.8 million under our bank line of credit, whereas there was an increase in our net borrowings of $5.6 million in 2003. Further, our 2002 financing activities included a $1.0 million repayment of a note payable and purchases of treasury stock aggregating $0.8 million. There was no change in our net bank borrowings in 2002.

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

Bank Line of Credit.    Our bank line of credit provides us with a borrowing capacity of up to $45 million, with an option to increase the facility up to $65 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Amounts outstanding under this facility were $4.8 million at December 31, 2004; these amounts bear interest at the prime rate (5.25% at December 31, 2004). Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $40.2 million at December 31, 2004. In 2005, we received a letter of commitment from the bank to increase the line to $50 million and extend it for three years, on substantially the same terms, including the uplift feature. We are in the process of negotiating definitive documentation for this extended facility.

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

Liquidity Table for Contractual Obligations.    The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2004 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations(1)	$11,037	$1,504	$2,897	$2,174	$4,462
Operating lease obligations	6,875	3,124	2,588	1,040	123
Earn-out obligation for acquisition	6,921	6,921	—	—	—

Total	$24,833	$11,549	$5,485	$3,214	$4,585

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Capital Leases.    We have a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership. We also have a three-year lease for certain computer equipment with an unrelated party. We are required to make lease payments aggregating from $1.0 million to $1.5 million per year. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

Operating Leases.    We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. See the “Liquidity Table for Contractual Obligations” above for lease commitments under these leases.

Earn-out Provisions of MoreDirect Merger Agreement.    We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we were required to make additional payments to the MoreDirect shareholder if certain earnings levels were achieved through December 31, 2004. An earn-out payment of $6.9 million is due in 2005 based on MoreDirect’s 2004 earnings. Earn-out payments aggregating $11.l million and $10.8 million were made in 2004 and 2003 based on MoreDirect’s 2003 and 2002 earnings, respectively.

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

Bank Line of Credit.    Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, dividends and other distributions, investments, and liens) with which the Company and all of its subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at December 31, 2004 was 0.3 to 1.0.

•	Minimum Consolidated Net Worth must be at least $125.0 million, plus 50% of consolidated net income for each quarter since December 31, 2001 (loss quarters not counted). Such amount was calculated at December 31, 2004 as $134.8 million, whereas our actual consolidated stockholders’ equity at this date was $166.2 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $20 million of the formula availability which must be held in reserves. As of December 31, 2004, $40.2 million was available for additional borrowings.

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

MoreDirect Merger Agreement.    The merger agreement with MoreDirect contemplated an earn-out period of three years following the closing whereby if MoreDirect maintained certain earnings levels, additional payments were to be made to MoreDirect’s shareholder. We accrued liabilities to MoreDirect’s shareholder for $6.9 million, $11.6 million, and $10.8 million in earn-out consideration for the years ended December 31, 2004, 2003, and 2002, respectively, and have paid the amounts relating to 2003 and 2002. We expect to pay the earn-out consideration for 2004 in early 2005.

Capital Markets.    Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the IT industry, our financial performance and stock price, and the state of the capital markets.

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

We believe that our accounting policies described below fit the definition of “critical accounting policies.” We have reviewed our policies for the year ended December 31, 2004 and determined that they remain our most critical accounting policies.

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

Revenue for certain third party service contracts and software licenses that we sell are recorded on a net sales recognition basis because we do not assume the risks and rewards of ownership in these transactions. For such contracts and licenses, we evaluate whether the sales of such services should be recorded as gross sales or net sales as required under the guidelines described in Staff Accounting Bulletin No. 104, “Revenue Recognition” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Under gross sales recognition, we are the primary obligor, and the entire selling process is recorded in sales with our cost to the third party service provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third party service provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment manufacturers directly to our customers and receive agency fees for such transactions. We do not take title to the products in these transactions; title is passed directly from the supplier to our customer.

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

Vendor Consideration

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. We also receive vendor co-op advertising funding for our catalogs and other programs. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of such specific, incremental, and identifiable costs, are offset against selling, general, and administrative expense on the consolidated statements of income. Advertising reimbursements that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are reclassified to cost of sales in accordance with EITF 02-16. The level of allowances received from certain merchandise vendors has declined in past years and may do so again. Such a decline could have a material impact on gross margin and operating income.

Inventories – Merchandise

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-salable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions. This could negatively impact our earnings. Our obsolescence charges have historically approximated $6 million per annum. There have been no unusual charges precipitated by specific technological or forecast issues.

Contingencies

From time to time we are subject to potential claims and assessments from third parties. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” In 2003, we were subject to audit by the General Services Administration. While we have accrued an estimate of our anticipated liability in the financial statements, such estimate is subject to change based on incremental findings by the government auditors. Any such change in estimate will impact both our results of operations and our cash flows.

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

Over the last several years, we have incurred no impairment charges. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially effect our valuations and result in impairment charges against the carrying value of those assets.

Employee Compensation and Benefits

Our employee compensation model has several elements that we consider variable. These include our obligation to our employees for health care. We have selected a plan that results in our being self-insured up to certain stop-loss limits. Accordingly, we have to estimate the amount of health care claims outstanding at a given point in time. These estimates are based on historical experience and could be subject to change. Such change could negatively impact both our earnings and our cash flows.

We also have granted stock options to our employees. In general, such grants since 1998 have been made at the current fair value of our stock and accordingly, given that we account for option awards under APB Opinion 25, “Accounting for Stock Issued to Employees,” no compensation charge has been recorded. In previous years, most specifically those years prior to our initial public offering, there was a difference between the strike price of the option and the then current fair value of the stock. This difference resulted in a fixed and determinable compensation charge. We have not modified option grants in a manner that would cause either re-measurement of the awards or the commencement of variable accounting.

As described in the notes to the financial statements, pro-forma disclosure has been provided as if we applied the fair value methodology to option awards. The recognition of compensation for awards, as will be required upon the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123(R)) on July 1, 2005, will have an adverse effect on our earnings. As discussed below, we are currently evaluating the extent of the impact SFAS 123(R) will have on our consolidated statements of operations.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In January and December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN No. 46) and No. 46, revised (FIN No. 46(R)), respectively, “Consolidation of Variable Interest Entities.” These statements address accounting for entities commonly known as special-purpose or off-balance-sheet entities and require that the assets, liabilities, and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Certain provisions of FIN No. 46(R) related to interests in special purpose entities were effective for the period ended December 31, 2003. The adoption of FIN No. 46(R) did not have a material effect on our consolidated financial position or results of operations

In December 2004, the FASB issued SFAS 123(R). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123(R) is effective for the first interim or annual reporting period that begins after June 15, 2005 and will be effective for our interim quarter ending September 30, 2005. We are evaluating the two methods of adoption allowed by SFAS 123(R): the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123(R) may materially increase stock compensation expense and decrease net income. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

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

We have experienced variability in sales , and there is no assurance that we will be able to maintain profitable operations.

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

We base our operating expenditures on sales forecasts. If our revenues do not meet anticipated levels in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

Despite our August 2004 award of an authorization to sell to the federal government under a new General Services Administration schedule, our sales to that organization may not regain prior years’ sales levels, which would negatively impact our business.

In November 2003, we were advised that the GSA cancelled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures that may have resulted in the sale of unqualified items or underpayment of required fees. The matter has been referred to the Department of Justice for review, and we are cooperating in that review. While we were awarded authorization in August 2004 to resume selling to the federal government under a new GSA schedule, we saw a significant year-over-year decline in our 2004 federal government sales. Accordingly, our revenues may continue to be adversely impacted as we attempt to regain this business.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 63%, 63%, and 67% of our total product purchases in the years ended December 31, 2004, 2003, and 2002, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 27%, 22%, and 28% of our total product purchases in the years ended December 31, 2004, 2003, and 2002, respectively. Purchases from Tech Data Corporation comprised 14%, 15%, and 14% of our total product purchases in the years ended December 31, 2004, 2003, and 2002, respectively. Effective May 3, 2002, Hewlett-Packard Company (“HP”) completed its acquisition of Compaq Computer Corporation. Our combined purchases from HP and Compaq constituted 11%, 15%, and 15% of our total product purchases in the years ended December 31, 2004, 2003, and 2002, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2004, 2003, and 2002. If we were unable to acquire products from Ingram, Tech Data, or HP, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2004 was $79.7 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Many product suppliers provide us with co-op advertising support and in exchange we feature their products in our catalogs. This support significantly defrays our catalog production expense. In the past, we have experienced a decrease in the level of co-op advertising support available to us from certain manufacturers. The level of co-op advertising support we receive from some manufacturers may further decline in the future. Such a decline could decrease our gross margin and increase our SG&A expenses as a percentage of sales and have a material adverse effect on our cash flows.

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

Our management information systems require continual upgrades to most effectively manage our operations and customer database. Although we maintain some redundant systems, with full data backup, a substantial interruption in management information systems or in telephone communication systems, including those resulting from natural disasters as well as power loss, telecommunications failure, and similar events, would substantially hinder our ability to process customer orders and thus could have a material adverse effect on our business.

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

We ship approximately 56% of our products to customers by DHL Worldwide Express (“DHL”), with the remainder being shipped by United Parcel Service, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

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

We presently collect sales and use taxes on sales of products to residents in many states. Taxable sales to customers were approximately 29% of our net sales during the year ended December 31, 2004. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Moreover, due to our presence on various forms of electronic media and other operational factors, our contacts with many states may exceed the limited contacts involved in the Supreme Court case. We cannot predict the level of contacts that is sufficient to permit a state to impose on us a sales or use tax collection obligation. Two of our competitors have elected to collect sales and use taxes in all states. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, or, if a court were to determine that our contacts with a state exceed the constitutionality permitted contacts, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in tax liability for past sales as well as price increases to our customers, and could reduce demand for our product.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had $4.8 million in borrowings outstanding pursuant to the credit agreement as of December 31, 2004. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, $4.8 million in borrowings were outstanding on the credit agreement at December 31, 2004, and the average outstanding borrowings during the year were not material. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 8.    Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were in the reasonable assurance level.

Except as stated below, no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Upon the request of the Chief Executive Officer and Chairman of our Board of Directors, the Audit Committee of our Board conducted a review of certain transactions that occurred in 2000 and 2003. This review was completed in October 2004. Although the Audit Committee determined that no adjustments to our financial statements were required, it concluded that there were instances in which existing internal controls relating to the authorization, review, and processing of such transactions were overridden, and document retention policies with respect to certain vendor rebates were not followed or were deficient. Accordingly, we implemented certain corrective actions in the fourth quarter of 2004. These included enhancing management review procedures over significant sales and rebate transactions, and modifying our document retention policies relating to rebate-related vendor reporting as necessary. We have evaluated and realigned certain senior management responsibilities and authority.

Concurrent with the completion of our documentation and testing of our internal controls over financial reporting, and as a matter of course, we will arrange for additional Sarbanes-Oxley training for our management personnel. In addition, we have implemented an on-line business-ethics training program for substantially all employees of our organization.

Item 9B.    Other Information

On February 14, 2005, our subsidiary MoreDirect, Inc. entered into a five-year lease with Boca Technology Center, LLC for office property located in Boca Raton, Florida. The lease commences April 1, 2005 and requires monthly payments of $8,091 in year one of the lease. Subsequent years’ rents are subject to a 4% annual increase. MoreDirect occupied this facility in March 2005 and is expected to terminate its previous Boca Raton lease, as required, on April 30, 2005.

On February 28, 2005, our subsidiary Merrimack Services Corporation, entered into a two-year amendment to its lease with EWE Warehouse Investments V, LTD. for property located in Wilmington, Ohio. The lease, one of two that we have for our Wilmington distribution center, was effective March 1, 2005 and requires a monthly payment of $45,739.

On March 5, 2005, our subsidiary Merrimack Services Corporation entered into a five-year lease with 222 International, LP for office property located in Portsmouth, New Hampshire. The lease commences May 1, 2005 and requires a monthly payment of $16,205.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information included under the headings, “Executive Officers of PC Connection” in Item 4 of Part I hereof and “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be held on June 9, 2005 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2004. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

Item 14.    Principal Accountant Fees and Services

The information included under the heading “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of This Report:

(1)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document.

(2)	Consolidated Financial Statement Schedule:

The following Consolidated Financial Statement Schedule, as set forth below, is filed with this report:

Schedule	Page Reference
Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are either not applicable or the relevant information has already been disclosed in the financial statements.

(3)	Supplementary Data

Not applicable.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.4(1)	Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
9.1(1)	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)	1993 Incentive and Non-Statutory Stock Option Plan, as amended.
10.2(1)	1997 Stock Incentive Plan.
10.3(1)	Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in Marlow, New Hampshire.
10.4(1)	Employment Agreement between the Registrant and Robert F. Wilkins, dated December 23, 1995.
10.5(1)	Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.
10.6(1)	Agreement between the Registrant and Ingram Micro, Inc., dated October 30, 1997, as amended.
10.7(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997 for property located at Route 101A, Merrimack, New Hampshire.
10.8(1)	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.9(1)	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.10(2)	Employment Agreement between the Registrant and Mark A. Gavin, dated February 5, 1998.
10.11(3)	Agreement for Wholesale Financing, dated as of March 25, 1998, between the Registrant and Deutsche Financial Services Corporation.
10.12(3)	Amendment to Agreement for Wholesale Financing, dated as of March 25, 1998, between the Registrant and Deutsche Financial Services Corporation.
10.13(1)	Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1998, for property located at 450 Marlboro Street, Keene, New Hampshire.
10.14(4)	Amendment, dated January 1, 1999, to the Lease Agreement between the Registrant and Gallup & Hall Partnership, dated June 1, 1987, as amended for property located in Marlow, New Hampshire.
10.15(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.16(4)	Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.
10.17(3)	Amendment to Agreement for Wholesale Financing, dated as of February 25, 2000, between the Registrant and Deutsche Financial Services Corporation.
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

Exhibits
10.22(4)

Amendment, dated June 26, 2000 to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated July 31, 1998 for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.23(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.
10.24(4)	Amendment, dated November 1, 1996 to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates for property located in Rockville, Maryland.
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
10.32(7)

Amendment No. 1 to the Agreement and Plan of Merger, dated April 5, 2002, by and among PC Connection, Inc., Boca Acquisition Corp., MoreDirect, Inc., Russell Madris, the sole stockholder of MoreDirect, Inc. and Michael Diamant, James Garrity, and Scott Madris.

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

Exhibits
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
10.43(12)

Amendment to Agreement for Wholesale Financing and Guaranty, dated as of December 18, 2001, by and among the Registrant, PC Connection Sales Corporation, Merrimack Services Corporation, and Deutsche Financial Services Corporation.

10.44(12)

First Amendment, dated June 14, 2002 to the Amended and Restated Credit and Security Agreement, dated May 31, 2002, between PC Connection, Inc., Comteq Federal of New Hampshire, Inc., GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.

10.45(12)

Second Amendment, dated July 29, 2002 to the Amended and Restated Credit and Security Agreement, dated May 31, 2002, between PC Connection, Inc., Comteq Federal of New Hampshire, Inc., GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.

10.46(12)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
10.47(12)

Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.48(12)

Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.49(12)

Amendment, dated April 23, 2003 to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD, as amended June 19, 2001, for property located at Old State Route 73, Wilmington, Ohio.

10.50(12)

Third Amendment, dated October 1, 2003 to the Amended and Restated Credit and Security Agreement, dated May 31, 2002, between PC Connection, Inc., Comteq Federal of New Hampshire, Inc., GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., the Lender’s Party hereto and Citizens Bank of Massachusetts.

10.51(12)

Acknowledgement, Waiver and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc. and IBM Credit LLC.

10.52(13)

Amendment, dated September 7, 2004 to the Lease Agreement between Merrimack Services Corporation and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.

10.53(13)	Amendment, dated September 24, 2004 to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.
10.54(13)	Separation Agreement by and between the Company and Mark A. Gavin, dated October 20, 2004.
10.55	Lease between MoreDirect, Inc. and Boca Technology Center, LLC, dated February 14, 2005, for property located in Boca Raton, Florida.
10.56

Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

Exhibits
10.57	Sublease between Merrimack Services Corporation and 222 International, LP, dated March 4, 2005, for property located in Portsmouth, New Hampshire.
10.58	Summary of Compensation for Executive Officers.
10.59	Summary of Compensation for Non-Employee Directors.
14.1(12)	Code of Business Conduct.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on April 1, 2002.
(7)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, dated April 5, 2002.
(8)	Incorporated by reference from exhibits filed with the Company’s current Report on Form 8-K, dated June 5, 2002.
(9)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(10)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 13, 2003.
(11)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File number 0-23827, filed November 20, 2003.
(12)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(13)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(+)	Confidential treatment requested for this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 31, 2005
	By:	/s/ PATRICIA GALLUP
Patricia Gallup, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRUCE BARONE Bruce Barone	Director	March 31, 2005

/s/ JOSEPH BAUTE Joseph Baute	Director	March 31, 2005

/s/ PETER BAXTER Peter Baxter	Director	March 31, 2005

/s/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 31, 2005

/s/ JACK FERGUSON Jack Ferguson	Treasurer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ PATRICIA GALLUP Patricia Gallup	Chairman and Chief Executive Officer	March 31, 2005

/s/ DAVID HALL David Hall	Director	March 31, 2005

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

Deloitte & Touche LLP, an independent registered public accounting firm, are retained to audit the Company’s consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Patricia Gallup	Jack L. Ferguson
President and	Treasurer and
Chief Executive Officer	Interim Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 21, 2005

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$6,829	$2,977
Restricted cash	—	5,000
Accounts receivable, net	120,752	144,337
Inventories – merchandise	78,390	80,140
Deferred income taxes	3,039	3,051
Income taxes receivable	1,325	2,190
Prepaid expenses and other current assets	3,644	3,649

Total current assets	213,979	241,344
Property and equipment, net	17,647	20,396
Goodwill, net	51,687	45,264
Other intangibles, net	3,040	3,393
Other assets	189	208

Total Assets	$286,542	$310,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$373	$334
To third party	391	—
Note payable – bank	4,810	5,614
Accounts payable	79,709	112,538
Accrued expenses and other liabilities	18,138	14,382
Acquisition earn-out obligation	6,921	11,593

Total current liabilities	110,342	144,461
Capital lease obligations, less current maturities:
To affiliate	5,715	6,088
To third party	841	—
Deferred income taxes	3,486	2,867

Total Liabilities	120,384	153,416

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 25,462 and 25,342 issued, 25,100 and 24,980 outstanding at December 31, 2004 and December 31, 2003, respectively	255	253
Additional paid-in capital	77,091	76,428
Retained earnings	91,098	82,794
Treasury stock at cost	(2,286)	(2,286)

Total Stockholders’ Equity	166,158	157,189

Total Liabilities and Stockholders’ Equity	$286,542	$310,605

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net sales	$1,353,834	$1,312,891	$1,191,497
Cost of sales	1,201,780	1,175,212	1,062,311

Gross profit	152,054	137,679	129,186
Selling, general, and administrative expenses	132,729	124,824	121,964
Special charges	5,232	1,929	1,636

Income from operations	14,093	10,926	5,586
Interest expense	(1,385)	(1,305)	(1,152)
Other, net	152	117	513

Income before taxes	12,860	9,738	4,947
Income taxes	(4,556)	(3,850)	(1,700)

Net income	$8,304	$5,888	$3,247

Earnings per common share:
Basic	$.33	$.24	$.13

Diluted	$.33	$.23	$.13

Shares used in computation of earnings per common share:
Basic	25,028	24,713	24,555

Diluted	25,269	25,114	24,860

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance, January 1, 2002	24,748	$247	$74,393	$73,659	(205)	$(1,537)	$146,762

Exercise of stock options, including income tax benefits	108	1	371	—	—	—	372
Issuance of stock under employee stock purchase plan	141	2	510	—	—	—	512
Net income and comprehensive income	—	—	—	3,247	—	—	3,247
Repurchase of common stock for Treasury	—	—	—	—	(157)	(749)	(749)

Balance, December 31, 2002	24,997	250	75,274	76,906	(362)	(2,286)	150,144

Exercise of stock options, including income tax benefits	257	2	728	—	—	—	730
Issuance of stock under employee stock purchase plan	88	1	426	—	—	—	427
Net income and comprehensive income	—	—	—	5,888	—	—	5,888

Balance, December 31, 2003	25,342	253	76,428	82,794	(362)	(2,286)	157,189

Exercise of stock options, including income tax benefits	47	1	259	—	—	—	260
Issuance of stock under employee stock purchase plan	73	1	404	—	—	—	405
Net income and comprehensive income	—	—	—	8,304	—	—	8,304

Balance, December 31 2004	25,462	$255	$77,091	$91,098	(362)	$(2,286)	$166,158

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$8,304	$5,888	$3,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,127	8,363	8,145
Deferred income taxes	632	(888)	1,475
Provision for doubtful accounts	4,280	2,953	7,238
Loss on disposal of fixed assets	8	41	1
Changes in assets and liabilities:
Accounts receivable	19,305	(11,976)	(6,478)
Inventories	1,750	(27,661)	5,295
Prepaid expenses and other current assets	870	(1,267)	83
Other non-current assets	19	126	(48)
Accounts payable	(32,829)	27,045	(12,808)
Income tax benefits from exercise of stock options	97	349	117
Accrued expenses and other liabilities	3,755	328	(1,279)

Net cash provided by operating activities	13,318	3,301	4,988

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,804)	(2,517)	(5,075)
Proceeds from sale of property and equipment	3	2	17
Payments for acquisition, net of cash acquired	(11,095)	(10,829)	(22,585)
Cash escrow distributed (funded) for acquisition	5,000	5,000	(10,000)

Net cash used for investing activities	(8,896)	(8,344)	(37,643)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	369,285	238,259	69,836
Repayment of short-term borrowings	(370,089)	(232,645)	(69,836)
Repayment of notes payable	—	—	(1,000)
Repayment of capital lease obligation to affiliate	(334)	(199)	(171)
Exercise of stock options	163	381	255
Issuance of stock under employee stock purchase plan	405	427	512
Purchase of treasury shares	—	—	(749)

Net cash (used for) provided by financing activities	(570)	6,223	(1,153)

Increase (decrease) in cash and cash equivalents	3,852	1,180	(33,808)
Cash and cash equivalents, beginning of year	2,977	1,797	35,605

Cash and cash equivalents, end of year	$6,829	$2,977	$1,797

Supplemental Cash Flow Information:
Interest paid	$1,155	$899	$901
Income taxes paid	2,819	6,065	1,734
Acquisition earn-out obligation, net of adjustments	6,423	11,560	10,800
Purchase of assets through capital lease obligation	1,232	—	—

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. and subsidiaries is a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, accessories, and networking products through our three primary sales subsidiaries, PC Connection Sales Corporation, GovConnection, Inc., and MoreDirect, Inc. Our primary customers are small- and medium-sized businesses, governmental agencies and educational organizations, and medium-to-large corporate accounts. The following is a summary of significant accounting policies.

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

Revenue for certain third party service contracts and software licenses that we sell are recorded on a net sales recognition basis because we do not assume the risks and rewards of ownership in these transactions. For such contracts and licenses, we evaluate whether the sales of such services should be recorded as gross sales or net sales as required under the guidelines described in Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Under gross sales recognition, we are the primary obligor, and the entire selling process is recorded in sales with our cost to the third party service provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third party service provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment manufacturers directly to our customers and receive agency fees for such transactions. We do not take title to the products in these transactions; title is passed directly from the supplier to our customer.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value.

Restricted Cash

In connection with the acquisition of MoreDirect, Inc. in 2002 (see Note 3 – Acquisitions), we established a $10,000 cash escrow to fund a portion of the contingent consideration. In the first quarter of 2003, we used $5,000 of these escrowed funds to satisfy a portion of the 2002 earn-out obligation payable by us. We used the remaining $5,000 to satisfy a portion of our 2003 obligation paid in 2004.

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

Inventories—Merchandise

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment, are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable.

Advertising Costs and Reimbursements

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximate the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of such specific, incremental, and identifiable costs, are offset against selling, general, and administrative expense on the consolidated statements of income. Advertising reimbursements that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are reclassified to cost of sales in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).

Advertising costs charged to expense were $22,494, $22,764, and $19,871 for the respective years ended December 31, 2004, 2003, and 2002. Total advertising reimbursements received from vendors were $29,119, $29,430, and $28,347 for the respective years ended December 31, 2004, 2003, and 2002. We reclassified $7,498, $2,247, and $2,819 of these reimbursements to cost of sales or inventory in the respective years ended December 31, 2004, 2003, and 2002.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for both financial and income tax reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software is capitalized and amortized over lives ranging from three to five years, except that certain capitalized internally developed software is expensed for income tax reporting purposes. Depreciation is and has been provided using accelerated methods for property acquired prior to 1996 and on the straight-line method for property acquired thereafter. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives. We periodically evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows, and recognize an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. We did not recognize any impairments in 2004, 2003, or 2002.

Goodwill and Other Intangible Assets

Our intangible assets consist of: (1) goodwill, which commencing in 2002, is not being amortized; (2) indefinite lived intangibles, which consist of certain trademarks that are not subject to amortization; and (3) amortizing intangibles, which consist of customer lists, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

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

Accruals for tax contingencies are recorded when certain positions taken in filed tax returns, although supported, are probable of being successfully challenged, resulting in additional tax liabilities. Accruals are not recorded for tax contingencies not likely to be successfully challenged. Such accruals are adjusted as necessary in light of changing facts and circumstances.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers’ financial condition are performed by management on a regular basis.

During the years ended December 31, 2004, 2003, and 2002, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 27%, 22%, and 28%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 14%, 15%, and 14% of our total product purchases in the years ended December 31, 2004, 2003, and 2002, respectively. Effective May 3, 2002, Hewlett-Packard Company (“HP”) completed its acquisition of Compaq Computer Corporation. Our combined purchases from HP and Compaq constituted 11%, 15%, and 15% of our total product purchases in 2004, 2003, and 2002, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2004, 2003, and 2002.

No single customer other than the federal government accounted for more than 2% of total net sales in 2004. Net sales to the federal government in 2004, 2003, and 2002 were $64,900, $156,600, and $156,400, or 4.8%, 11.9%, and 13.1% of total net sales, respectively.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002
Numerator:
Net income	$8,304	$5,888	$3,247

Denominator:
Denominator for basic earnings per share	25,028	24,713	24,555
Effect of dilutive securities:
Employee stock options	241	401	305

Denominator for diluted earnings per share	25,269	25,114	24,860

Earnings per share:
Basic	$.33	$.24	$.13

Diluted	$.33	$.23	$.13

The following unexercised stock options were excluded from the computation of diluted earnings per share for years ended December 31, 2004, 2003, and 2002 because the exercise prices of the options were generally greater than the average market price of the common shares during the respective periods:

	2004	2003	2002
Anti-dilutive stock options	1,426	1,516	2,447

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

We did not record any compensation expense under the intrinsic value method in 2004, 2003, or 2002. Had we recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the years ended December 31 would have been as follows:

	2004	2003	2002
Net income, as reported	$8,304	$5,888	$3,247
Compensation expense, net of taxes, under SFAS No. 123	1,110	1,877	1,982
Net income, under SFAS No. 123	7,194	4,011	1,265
Basic net income per share, as reported	.33	.24	.13
Basic net income per share, under SFAS No. 123.29		.16	.05
Diluted net income per share, as reported	.33	.23	.13
Diluted net income per share, under SFAS No. 123.28		.16	.05

We measured the fair value of options on their grant date using the Black/Scholes option-pricing model. The key weighted-average assumptions we used to apply this pricing model were as follows:

	2004	2003	2002
Risk-free interest rates	3.08%	3.20%	2.80%
Volatility	94.5%	68.6%	125.5%
Expected life of option grants	4 years	4 years	4 years
Dividend yield	0%	0%	0%

Share Repurchase Authorization

We announced on March 28, 2001, that our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. We have repurchased an aggregate of 362,267 shares for $2,286 as of December 31, 2004, which are reflected as treasury stock on the consolidated balance sheet.

Recently Issued Financial Accounting Standards

In January and December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN No. 46) and No. 46, revised (FIN No. 46(R)), respectively, “Consolidation of Variable Interest Entities.” These statements address accounting for entities commonly known as special-purpose or off-balance-sheet entities and require that the assets, liabilities, and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Certain provisions of FIN No. 46(R) related to interests in special purpose entities were effective for the period ended December 31, 2003. The adoption of FIN No. 46(R) did not have a material effect on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123(R) is effective for the first interim or annual reporting period that begins after June 15, 2005 and will be effective for our interim quarter ending September 30, 2005. We are evaluating the two methods of adoption allowed by SFAS 123(R): the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123(R) may materially increase stock compensation expense and decrease net income. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. SFAS No. 142 also includes provisions for the assessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We perform the assessment annually on January 1st. We completed the impairment review required by SFAS No. 142 on January 1, 2004 and 2005, and determined that our goodwill and intangible assets were not impaired.

Intangible assets not subject to amortization are as follows:

	December 31,
	2004	2003
Goodwill	$51,687	$45,264
Trademarks	1,190	1,190

A rollforward of goodwill is as follows:

Balance, January 1, 2002	$8,807
MoreDirect acquisition April 5, 2002	14,097
MoreDirect contingent consideration	10,800

Balance, December 31, 2002	33,704
Adjustment to MoreDirect acquisition	(62)
Adjustment to 2002 contingent consideration	29
MoreDirect contingent consideration	11,593

Balance, December 31, 2003	45,264
Adjustment to 2003 contingent consideration	(498)
MoreDirect contingent consideration	6,921

Balance, December 31, 2004	$51,687

Intangible assets subject to amortization, consisting of customer lists, were $1,850 and $2,203 at December 31, 2004 and 2003, respectively (net of accumulated amortization of $970 and $617, respectively). For the years ended December 31, 2004, 2003, and 2002, we recorded amortization expense of $353, $353, and $264, respectively.

The estimated amortization expense relating to customer lists for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2005	353
2006	353
2007	353
2008	353
2009	353
2010 and thereafter	85

3.    ACQUISITIONS

On April 5, 2002, we completed the acquisition of MoreDirect. Under the terms of the agreement, all outstanding stock options of MoreDirect were cashed out for approximately $4,100, which was funded by us, and we paid the sole shareholder of MoreDirect approximately $18,000 in cash at closing. MoreDirect also distributed approximately $7,900 to its sole shareholder from available cash balances for previously taxed but undistributed S Corporation earnings. Acquisition costs of $600 have been included in the purchase price. In addition we paid additional cash to the MoreDirect shareholder based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. For the years ended December 31, 2004, 2003, and 2002, we accrued earn-out consideration owed to MoreDirect’s shareholder of $6,921, $11,593, and $10,829, respectively. We also escrowed $10,000 in cash at closing to fund a portion of these contingent payments, of which $5,000 was used to satisfy a portion of the 2002 liability paid by us in 2003, and the balance was used to satisfy a portion of the 2003 liability paid by us in 2004.

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

Additional goodwill of $6,423 (net of a $498 adjustment), $11,560 (net of a $33 adjustment), and $10,800 was added in 2004, 2003, and 2002, respectively, relating to the payment of contingent consideration. The goodwill was assigned to the Large Account segment. All of this goodwill is expected to be deductible for income tax purposes as a result of this acquisition.

4.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2004	2003
Trade	$119,797	$138,653
Co-op advertising	2,837	4,331
Vendor returns, rebates, and other	3,579	6,800
Due from employees	165	202

Total	126,378	149,986
Less allowances for:
Sales returns	1,493	1,520
Doubtful accounts	4,133	4,129

Accounts receivable, net	$120,752	$144,337

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2004	2003
Facilities and equipment under capital lease	$8,447	$7,215
Leasehold improvements	5,968	5,912
Furniture and equipment	25,415	27,114
Computer software, including licenses and internally-developed software	29,051	28,055
Automobiles	169	157

Total	69,050	68,453
Less accumulated depreciation and amortization	51,403	48,057

Property and equipment, net	$17,647	$20,396

We recorded depreciation and amortization expense, including capital lease amortization, of $6,774, $8,074, and $8,094 for the years ended December 31, 2004, 2003, and 2002, respectively.

6.    SPECIAL CHARGES

In 2004, we recorded a charge of $3,559 related to our review of the General Services Administration (“GSA”) contract cancellation and costs related to securing a new schedule. We also recorded in 2004 a charge of $860 related to staff reductions, a charge of $512 for professional fees incurred relating to a review of certain calendar year 2000 and 2003 transactions, a charge of $101 related to the remaining uninsured portion of a 2003 employee defalcation, and a charge of $200 related to a proposed litigation settlement involving alleged patent infringement.

In 2003, we recorded a charge of $407 related to staff reductions, a charge of $392 related to the GSA contract cancellation, and a charge of $1,130 related to the uninsured portion of an employee defalcation.

On March 15, 2002, we announced that we had settled litigation commenced by Microsoft Corporation involving alleged trademark and copyright infringement. While denying the allegations, we recorded a $750 charge in settlement costs and legal fees related to this matter. We recorded a charge of $886 related to staff reductions in 2002.

A rollforward of special charges for the three years in the period ended December 31, 2004 is shown below. There were no changes in estimates in the interim periods.

	Workforce Reduction	Litigation Matters	GSA Review	Employee Defalcation	Other	Total
Balance January 1, 2002	$425	$—	$—	$—	$—	$425
Charges	886	750	—	—	—	1,636
Cash Payments	(1,103)	(750)	—	—	—	(1,853)

Balance December 31, 2002	208	—	—	—	—	208

Charges	407	—	392	1,130	—	1,929
Cash Payments	(502)	—	(155)	(1,130)	—	(1,787)

Balance December 31, 2003	113	—	237	—	—	350

Charges	860	200	3,559	101	512	5,232
Cash payments	(724)	—	(3,072)	(101)	(497)	(4,394)

Liabilities at December 31, 2004	$249	$200	$724	$—	$15	$1,188

Liabilities at December 31, 2004, 2003, and 2002 are included in accrued expenses and other liabilities on the balance sheet.

7.    BANK BORROWINGS

We have a $45,000 credit facility secured by substantially all of our business assets. This facility was amended as of October 1, 2003 to give us the option of increasing the borrowing by up to $20,000. Amounts outstanding under this facility bear interest at the prime rate (5.25% at December 31, 2004). The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at December 31, 2004 was only 0.3 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation and Amortization). Borrowing availability under the agreement was $40,190 at December 31, 2004.

Borrowings of $4,810 and $5,614 were outstanding under this credit facility at December 31, 2004 and 2003, respectively. The credit facility matures on December 31, 2005, at which time amounts outstanding become due. We received a commitment from the bank dated March 1, 2005 to extend the facility for an additional three years to March 31, 2008 and to raise the facility to $50,000 and retain the $20,000 option to increase further, on substantially the same terms as the existing facility. We are in the process of negotiating definitive documentation for the new agreement.

Certain information with respect to short-term borrowings were as follows:

	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
Year ended December 31,
2004	4.3%	$22,441	$9,447
2003	4.1	27,623	5,452
2002	4.1	10,408	1,038

8.    TRADE CREDIT ARRANGEMENTS

At December 31, 2004 and 2003, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At December 31, 2004 and 2003, accounts payable included $8,215 and $6,397, respectively, owed to these financial institutions.

9.    CAPITAL LEASE

In November 1997, we entered into a fifteen-year lease for our corporate headquarters with an affiliated company related to us through common ownership. We occupied the facility upon completion of construction in late November 1998, and the lease payments commenced in December 1998.

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

In December 2004, we entered into a sale-leaseback transaction with a three-year lease for certain computer equipment. The cost of the leased equipment included in furniture and equipment was approximately $1,232. Annual lease payments under the terms of the lease are approximately $442 for each of the three years. At the termination of the lease we have the option of either continuing the lease at the current rate, returning the equipment, or purchasing the equipment at fair market value.

The net book value of capital lease assets was $5,521 and $4,770 as of December 31, 2004 and 2003, respectively.

Future aggregate minimum annual lease payments under these leases at December 31, 2004 are as follows:

Year Ending December 31	Payments
2005	$1,504
2006	1,467
2007	1,430
2008	1,035
2009	1,139
2010 and thereafter	4,462

Total minimum payments (excluding taxes, maintenance, and insurance)	11,037
Less amount representing interest	3,717

Present value of minimum lease payments	7,320
Less current maturities (excluding interest)	764

Long-term portion	$6,556

10.    STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorized the issuance of up to 10,000,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 2004 and 2003.

Incentive and Non-Statutory Stock Option Plans

In December 1993, the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the “1993 Plan”). Under the terms of the 1993 Plan, we are authorized to make awards of restricted stock and to grant incentive and non-statutory options to our employees, consultants, and advisors to purchase shares of our stock. A total of 1,686 shares of our Common Stock was authorized for issuance upon exercise of options granted or awards made under the 1993 Plan. Options vest over varying periods up to four years and have contractual lives up to ten years.

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”), which became effective on the closing of our initial public offering in 1998. The 1997 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares, and awards of restricted stock and unrestricted stock. A total of 3,600 shares have been reserved for issuance under this Plan.

Information regarding the 1993 and 1997 Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding January 1, 2002	2,894	13.40

Granted	485	6.63	5.36
Exercised	(108)	5.52
Forfeited	(721)	14.42

Outstanding December 31, 2002	2,550	12.29

Granted	1,070	6.74	3.63
Exercised	(257)	8.59
Forfeited	(636)	13.56

Outstanding, December 31, 2003	2,727	10.78

Granted	260	7.85	4.55
Exercised	(46)	9.06
Forfeited	(594)	9.59

Outstanding, December 31, 2004	2,347	10.90

The following table summarizes the status of outstanding stock options as of December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	No. of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	No. of Shares	Weighted Average Exercise Price
$0.51	17	0.50	$0.51	17	$0.51
$3.81—$6.95	590	7.29	5.19	279	4.96
$7.10—$9.98	762	6.91	7.91	197	8.89
$10.01—$14.35	679	5.06	11.19	550	11.42
$15.25—$34.83	208	5.16	19.97	208	19.98
$51.81—$52.75	91	5.56	51.98	91	51.98

$ 0.51—$52.75	2,347	6.22	$10.90	1,342	$13.65

Total exercisable options and their weighted average exercise price at December 31, 2003 and 2002 were 1,204 shares at $13.92 and 1,267 shares at $11.62, respectively.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of Common Stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the offering period, whichever is lower. An aggregate of 638 shares of Common Stock has been reserved for issuance under the Purchase Plan, of which 581 shares were purchased.

11.    INCOME TAXES

The 2004, 2003, and 2002 provision for income taxes consisted of the following:

	Years Ended December 31,
	2004	2003	2002
Paid or currently payable:
Federal	$3,985	$4,108	$(142)
State	(60)	630	367

Total current	3,925	4,738	225

Deferred:
Federal	600	(697)	1,567
State	31	(191)	(92)

Net deferred	631	(888)	1,475

Net provision	$4,556	$3,850	$1,700

The components of the deferred taxes at December 31, 2004 and 2003 are as follows:

	2004	2003
Current:
Provisions for doubtful accounts	$1,571	$1,374
Inventory costs capitalized for tax purposes	274	317
Inventory and sales returns reserves	556	699
Deductible expenses, primarily employee-benefit related	126	4
Other	512	657

Net deferred tax asset—current	$3,039	3,051

Non-Current:
Compensation under non-statutory stock option agreements	$37	53
State tax credit carryforwards	1,465	1,015
Excess of book value over the tax basis of goodwill and other intangibles	(2,528)	(1,389)
Excess of book value over the tax basis of property and equipment	(1,595)	(2,131)

Subtotal	(2,621)	(2,452)
Valuation allowance	(865)	(415)

Net deferred tax liability—non-current	(3,486)	(2,867)

Net deferred tax (liability) asset	$(447)	$184

The state tax credit carryforwards are available to offset future state income taxes in years with sufficient state income levels to create creditable tax and within the applicable carryforward period for these credits. Total carryforwards aggregated $1,465 and $1,015 at December 31, 2004 and 2003, respectively, against which we have provided valuation allowances of $865 and $415, respectively, representing the portion of carryforward credits that we believe is not likely to be realized due to these restrictions. These credits are subject to a five-year carryforward period, with $150 expiring beginning in 2006 and $450, $415, and $450 expiring respectively on an annual basis through 2009.

The reconciliation of our 2004, 2003, and 2002 income tax provision to the statutory federal tax rate is as follows:

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	4.5	4.8
Prior year tax matters	(3.5)	—	—
State tax credits carried forward, net of federal tax	—	—	(5.9)
Nondeductible expenses	0.4	0.1	0.2
Other—net	—	(0.1)	0.2

Effective income tax rate	35.4%	39.5%	34.3%

We have established accruals for certain state and federal tax contingencies when, despite our belief that our tax return positions are fully supported, we believe that certain positions are probable of being successfully challenged. These accruals relate primarily to various state tax jurisdictional issues concerning the nature and extent of our operations and activities in those states.

The tax contingency accruals are adjusted in light of changing facts and circumstances. Total tax contingency reserves were $1,197 at December 31, 2004.

12.    EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2004, 2003, or 2002. We made matching contributions to the employee savings element of the plan of $653, $602, and $614 in 2004, 2003, and 2002, respectively.

13.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office facilities from our principal stockholders under 20-year noncancelable operating leases. The lease agreement for one facility requires us to pay all real estate taxes and insurance premiums related thereto. We also lease several other buildings from our principal stockholders on a month-to-month basis.

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to six years.

Future aggregate minimum annual lease payments under these leases at December 31, 2004 are as follows:

Year Ending December 31	Related Parties	Others	Total
2005	$147	$2,254	$2,401
2006	147	1,310	1,457
2007	144	728	872
2008	82	651	733
2009	—	307	307
2010 and thereafter	—	123	123

Total rent expense aggregated $4,905, $4,952, and $5,732 for the years ended December 31, 2004, 2003, and 2002, respectively, under the terms of the leases described above. Such amounts included $147, $147, and $173 in 2004, 2003, and 2002, respectively, paid to related parties.

Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. These claims include certain patent infringement litigation alleging damages of $800. We have accrued $200 and expect to enter non-binding mediation to settle this litigation. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. An audit was conducted on our GSA contract for the period May 1, 1997 to March 31, 2002, and in November 2003, the GSA’s contract with our subsidiary, GovConnection, was cancelled. Management has concluded that such cancellation was precipitated by an audit of contractual compliance, although we have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit. A new GSA contract was awarded in August 2004.

Based on our own internal review of contractual compliance, we have noted that several internal control deficiencies have existed at GovConnection surrounding its compliance with the GSA contract. Actions have been taken to address these deficiencies. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract or any penalties assessed. We have reserved $0.8 million for such fees or any penalties assessed. However, we will continue to evaluate such reserves in light of additional information that comes to our attention.

We have been informally advised that audit matters related to GovConnection have been referred to the Department of Justice for its review. Such a referral exposes us to possible civil damages for non-compliance with the GSA contract. Such damages can be substantial. No reserves have been provided for such a claim because of the preliminary nature of this matter. We will continue to evaluate our reserves—as they relate both to the GSA audit and the Department of Justice investigation—in light of additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on our results of operations or financial condition. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract. In order to assist in this evaluation, we have engaged outside counsel and an independent accounting firm to undertake a review of our systems, policies, and procedures relative to its federal, state, and local government contracts.

14.    OTHER RELATED PARTY TRANSACTIONS

As described in Notes 9 and 13, we have leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to us through common ownership.

	Years Ended December 31
	2004	2003	2002
Revenue:
Sales of various products	$0	$1	$3
Sales of services to affiliated companies	74	64	132
Costs:
Purchase of services from affiliated companies	0	0	1

15.    SEGMENT AND RELATED DISCLOSURES

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by our Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer.

Our operations are organized under three reportable operating segments — the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers, the “Public Sector” segment, which serves federal, state and local government organizations, and educational institutions, and the “Large Account” segment, acquired in April 2002, which serves medium-to-large corporations.

Segment information applicable to our reportable operating segments for the years ended December 31, 2004, 2003, and 2002 is shown below:

	Year Ended December 31, 2004
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$802,303	$253,073	$298,458	$—	$1,353,834
Transfers between segments	224,114	—	—	(224,114)	—

Net sales	$1,026,417	$253,073	$298,458	$(224,114)	$1,353,834

Operating income (loss) before allocations	$58,103	$2,746	$16,217	$(62,973)	$14,093
Allocations	46,856	14,502	1,615	(62,973)	—

Operating income (loss)	11,247	(11,756)	14,602	—	14,093
Interest and other — net	(987)	(285)	39	—	(1,233)

Income (loss) before taxes	$10,260	$(12,041)	$14,641	$—	$12,860

Selected Operating Expenses:
Depreciation and amortization	$6,306	$115	$706	$—	$7,127
Special charges	1,389	3,618	225	—	5,232

Balance Sheet Data:
Total assets	$197,914	$54,116	$93,178	$(58,666)	$286,542
Goodwill, net	1,173	7,634	42,880	—	51,687

	Year Ended December 31, 2003
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$744,396	$320,622	$247,873	$—	$1,312,891
Transfers between segments	245,466	—	—	(245,466)	—

Net sales	$989,862	$320,622	$247,873	$(245,466)	$1,312,891

Operating income (loss) before allocations	$49,151	$9,840	$14,270	$(62,335)	$10,926
Allocations	48,511	12,427	1,397	(62,335)	—

Operating income (loss)	640	(2,587)	12,873	—	10,926
Interest and other — net	(1,002)	(202)	16	—	(1,188)

Income (loss) before taxes	$(362)	$(2,789)	$12,889	$—	$9,738

Selected Operating Expenses:
Depreciation and amortization	$7,658	$86	$682	$—	$8,426
Special charges	421	392	1,116	—	1,929

Balance Sheet Data:
Total assets	$202,778	$93,241	$96,237	$(81,651)	$310,605
Goodwill, net	1,173	7,634	36,457	—	45,264

	Year Ended December 31, 2002
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$703,505	$293,938	$194,054	$—	$1,191,497
Transfers between segments	203,199	—	—	(203,199)	—

Net sales	$906,704	$293,938	$194,054	$(203,199)	$1,191,497

Operating income (loss) before allocations	$42,360	$8,867	$10,816	$(56,457)	$5,586
Allocations	43,445	12,486	526	(56,457)	—

Operating income (loss)	(1,085)	(3,619)	10,290	$—	5,586
Interest and other — net	(696)	24	33	—	(639)

Income (loss) before taxes	$(1,781)	$(3,595)	$10,323	$—	$4,947

Selected Operating Expenses:
Depreciation and amortization	$7,779	$77	$502	$—	$8,358
Special charges	1,511	125	—	—	1,636

Balance Sheet Data:
Total assets	$187,161	$83,389	$76,144	$(78,012)	$268,682
Goodwill, net	1,173	7,634	24,897	—	33,704

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

Senior management also monitors revenue by sales channel (Outbound Telemarketing and Field Sales, Inbound Telesales, and Online Internet) and product mix (Notebooks and PDAs, Desktops and Servers, Storage Devices, Software, Net/Com Products, Printers and Printer Supplies, Video, Imaging, and Sound, Memory and System Enhancements, and Accessories/Other).

Net sales by segment, sales channel, and product mix are presented below:

	Years Ended December 31,
	2004	2003	2002
Segment (excludes transfers between segments)
SMB	$802,303	$744,396	$703,505
Public Sector	253,073	320,622	293,938
Large Account	298,458	247,873	194,054

Total	$1,353,834	$1,312,891	$1,191,497

Sales Channel
Outbound Telemarketing and Field Sales	$992,955	$1,007,758	$922,694
Inbound Telesales	85,481	93,056	87,085
Online Internet	275,398	212,077	181,718

Total	$1,353,834	$1,312,891	$1,191,497

Product Mix
Notebooks and PDAs	$276,208	$261,540	$202,065
Desktop/Servers	192,563	193,560	173,833
Storage Devices	110,442	116,785	112,056
Software	162,575	144,843	162,640
Net/Com Products	98,522	103,995	98,243
Printers and Printer Supplies	149,211	149,302	141,317
Video, Imaging, and Sound	164,933	154,268	131,192
Memory and System Enhancements	71,480	75,109	65,708
Accessories/Other	127,900	113,489	104,443

Total	$1,353,834	$1,312,891	$1,191,497

Substantially, all of our net sales in 2004, 2003, and 2002 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 2004, 2003, and 2002. All of our assets at December 31, 2004 and 2003 were located in the United States. Our primary target customers are small- to medium-sized businesses comprised of 20 to 500 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. No single customer other than the federal government accounted for more than 2% of total net sales in 2004. Net sales to the federal government in 2004, 2003, and 2002 were $64,900, $156,600, and $156,400, or 4.8%, 11.9%, and 13.1% of total net sales, respectively.

16.    SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 2003. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See “Factors That May Affect Future Results and Financial Condition—Historical Net Losses; Variability of Quarterly Results.”

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Net sales	$327,635	$335,335	$351,265	$339,599
Cost of sales	293,710	299,173	311,859	297,038

Gross profit	33,925	36,162	39,406	42,561
Selling, general, and administrative expenses	30,690	31,483	32,765	37,791
Special charges	1,030	753	1,800	1,649

Income from operations	2,205	3,926	4,841	3,121
Interest expense	(384)	(341)	(334)	(326)
Other, net	47	54	35	16

Income before income taxes	1,868	3,639	4,542	2,811
Income tax provision	(710)	(1,383)	(1,725)	(738)

Net income	$1,158	$2,256	$2,817	$2,073

Weighted average common shares outstanding:
Basic	24,998	25,008	25,047	25,057

Diluted	25,356	25,225	25,215	25,271

Earnings per common share:
Basic	$.05	$.09	$.11	$.08

Diluted	$.05	$.09	$.11	$.08

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net sales	$283,527	$321,568	$349,420	$358,376
Cost of sales	251,052	288,611	313,494	322,055

Gross profit	32,475	32,957	35,926	36,321
Selling, general, and administrative expenses	29,639	30,018	32,059	33,108
Special charges	—	397	—	1,532

Income from operations	2,836	2,542	3,867	1,681
Interest expense	(303)	(276)	(270)	(456)
Other, net	44	54	27	(8)

Income before income taxes	2,577	2,320	3,624	1,217
Income tax provision	(1,002)	(917)	(1,444)	(487)

Net income	$1,575	$1,403	$2,180	$730

Weighted average common shares outstanding:
Basic	24,651	24,665	24,741	24,792

Diluted	24,920	25,013	25,322	25,308

Earnings per common share:
Basic	$.06	$.06	$.09	$.03

Diluted	$.06	$.06	$.09	$.03

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions- Write-Offs	Other		Balance at End of Period
Allowance for Sales Returns
Year Ended December 31, 2002	$1,745	$34,722		$(35,459)	459	(2)	1,467
Year Ended December 31, 2003	1,467	34,174		(34,121)	—		1,520
Year Ended December 31, 2004	1,520	32,892		(32,919)	—		1,493

Allowance for Doubtful Accounts
Year Ended December 31, 2002	7,432	7,238	(1)	(10,525)	997	(2)	5,142
Year Ended December 31, 2003	5,142	2,953	(1)	(3,966)	—		4,129
Year Ended December 31, 2004	4,129	4,279	(1)	(4,275)	—		4,133

Inventory Valuation Reserve
Year Ended December 31, 2002	1,200	4,877		(4,827)	20	(2)	1,270
Year Ended December 31, 2003	1,270	5,889		(5,699)	—		1,460
Year Ended December 31, 2004	1,460	5,636		(5,861)	—		1,235

(1)	Additions to the provision for doubtful accounts include charges to advertising and cost of sales aggregating $1,878, $(104), and $665 for the years ended December 31, 2004, 2003, and 2002 respectively. Such allowances relate to receivables under cooperative arrangements with vendors.
(2)	Acquisition of MoreDirect subsidiary on April 5, 2002.

S-1