Form 10-Q
period 2005-03-31
PC CONNECTION INC
filed 2005-05-16
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23827

PC CONNECTION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0513618
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

730 MILFORD ROAD, MERRIMACK, NEW HAMPSHIRE	03054
(Address of Principal Executive Offices)	(Zip Code)

(603) 683-2000

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of March 31, 2005 was 25,135,721.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 13, 2005

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$6,336	$6,829
Accounts receivable, net	119,100	120,752
Inventories–merchandise	72,511	78,390
Deferred income taxes	2,874	3,039
Income taxes receivable	1,369	1,325
Prepaid expenses and other current assets	4,439	3,644

Total current assets	206,629	213,979

Property and equipment, net	16,740	17,647
Goodwill, net	51,687	51,687
Other intangibles, net	2,952	3,040
Other assets	223	189

Total assets	$278,231	$286,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current maturities of capital lease obligations:
To affiliate	$382	$373
To third party	398	391
Note payable—bank	1,423	4,810
Accounts payable	75,024	79,709
Accrued expenses and other liabilities	16,731	18,138
Acquisition earn-out obligation	6,921	6,921

Total current liabilities	100,879	110,342

Capital lease obligation, less current maturities:
To affiliate	5,616	5,715
To third party	706	841
Deferred income taxes	3,674	3,486

Total liabilities	110,875	120,384

Stockholders’ Equity:

Common stock	255	255
Additional paid-in capital	77,341	77,091
Retained earnings	92,046	91,098
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	167,356	166,158

Total liabilities and stockholders’ equity	$278,231	$286,542

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$323,851	$327,635
Cost of sales	286,517	293,710

Gross profit	37,334	33,925
Selling, general, and administrative expenses	35,416	30,690
Special charges	—	1,030

Income from operations	1,918	2,205
Interest expense	(272)	(384)
Other, net	(25)	47

Income before taxes	1,621	1,868

Income tax provision	(673)	(710)

Net income	$948	$1,158

Weighted average common shares outstanding:
Basic	25,127	24,998

Diluted	25,362	25,356

Earnings per common share:
Basic	$.04	$.05

Diluted	$.04	$.05

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2005

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance - December 31, 2004	25,462	$255	$77,091	$91,098	(362)	$(2,286)	$166,158

Exercise of stock options, including income tax benefits	36	—	250	—	—	—	250

Net income	—	—	—	948	—	—	948

Balance – March 31, 2005	25,498	$255	$77,341	$92,046	(362)	$(2,286)	$167,356

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:

Net income	$948	$1,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,714	1,753
Provision for doubtful accounts	878	775
Loss on disposal of fixed assets	41	—

Changes in assets and liabilities:
Accounts receivable	774	16,523
Inventories	5,879	10,672
Prepaid expenses and other current assets	(839)	(83)
Other non-current assets	(34)	9
Accounts payable	(4,685)	(19,985)
Income tax benefits from exercise of stock options	49	84
Accrued expenses and other liabilities	(1,407)	805
Deferred income taxes	353	1,172

Net cash provided by operating activities	3,671	12,883

Cash Flows from Investing Activities:

Purchases of property and equipment	(773)	(529)
Proceeds from sale of property and equipment	13	—
Payment of acquisition earn-out obligation	—	(10,295)
Cash escrow distributed for acquisition	—	5,000

Net cash used for investing activities	(760)	(5,824)

Cash Flows from Financing Activities:

Proceeds from short-term borrowings	50,560	88,311
Repayment of short-term borrowings	(53,947)	(93,925)
Repayment of capital lease obligations	(218)	(80)
Exercise of stock options	201	56

Net cash used for financing activities	(3,404)	(5,638)

(Decrease) increase in cash and cash equivalents	(493)	1,421
Cash and cash equivalents, beginning of period	6,829	2,977

Cash and cash equivalents, end of period	$6,336	$4,398

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (“PC Connection,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three months ended March 31, 2005 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2005.

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring to the customer at the point of shipment or (ii) have FOB-destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer.

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” based on significant historical experience. Should such returns no longer prove estimable, we believe that the impact on our financials would not necessarily be significant since the return privilege expires thirty days after shipment.

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and have been classified as “net sales.” Costs related to such shipping and handling billings are classified as “cost of sales.”

Revenue for third party service contracts that we sell are recorded on a net sales recognition basis because we do not assume the risks and rewards of ownership in these transactions. For such contracts, we evaluate whether the sales of such services should be recorded as gross sales or net sales as required under the guidelines described in Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Under gross sales recognition, we are the primary obligor, and the entire selling process is recorded in sales with our cost to the third party service provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third party service provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment manufacturers directly to our customers and receive agency fees for such transactions. We do not take title to the products in these transactions; title is passed directly from the supplier to our customer.

Advertising Costs and Reimbursements

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximates the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of such specific, incremental, and identifiable costs, are offset against selling, general, and administrative expense on the condensed consolidated statements of income. Advertising reimbursements that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are reclassified to cost of sales in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).

Advertising costs charged to expense were $5,697 and $4,480 for the three months ended March 31, 2005 and 2004, respectively. Gross advertising reimbursements received from vendors were $6,618 and $6,181 for the three months ended March 31, 2005 and 2004, respectively. We reclassified $3,148 and $563 of these reimbursements to cost of sales or inventory for the three months ended March 31, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

Intangible assets subject to amortization, consisting of customer lists, were $1,762 and $1,850 at March 31, 2005 and December 31, 2004, respectively (net of accumulated amortization of $1,058 and $970, respectively). For each of the three-month periods ended March 31, 2005 and 2004, we recorded amortization expense of $88.

We have designated January 1 of each year as the date we perform our annual impairment tests relative to goodwill. This test was completed in the first quarter of 2005, and no impairment was recorded.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2005	$265	(A)
2006	353
2007	353
2008	353
2009	353
2010 and thereafter	85

(A)	Represents estimated amortization expense for the nine months ending December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Stock-Based Compensation

Compensation expense associated with awards of stock or options to employees and directors is measured using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The intrinsic value method requires that compensation expense, if any, be measured by the difference between the fair value of our common stock and the strike price of the option as of a measurement date. This measurement date is generally when both the number of shares and the strike price of the options are determined. Information concerning the impact of the utilization of the fair market value model prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” is shown below.

We did not record any compensation expense under the intrinsic value method in the three-month periods ended March 31, 2005 and 2004. Had we recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the three-month periods ended March 31 would have been as follows:

	Three Months Ended
March 31,	2005	2004
Net income, as reported	$948	$1,158
Compensation expense, net of taxes, under SFAS No. 123	120	237
Net income, under SFAS No. 123	828	921
Basic net income per share, as reported	.04	.05
Basic net income per share, under SFAS No. 123.03		.04
Diluted net income per share, as reported	.04	.05
Diluted net income per share, under SFAS No. 123.03		.04

We measured the fair value of options on their grant date using the Black/Scholes option-pricing model. The key weighted-average assumptions we used to apply this pricing model were as follows:

	Three Months Ended
March 31,	2005	2004
Risk-free interest rates	3.48%	2.58%
Volatility	75.80%	98.60%
Expected life of option grants	4 years	4 years
Dividend yield	0%	0%

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2005	2004
Numerator:
Net income	$948	$1,158

Denominator:
Denominator for basic earnings per share	25,127	24,998
Dilutive effect of unexercised employee stock options	235	358

Denominator for diluted earnings per share	25,362	25,356

Earnings per share:
Basic	$.04	$.05

Diluted	$.04	$.05

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended
March 31,	2005	2004
Anti-dilutive stock options	1,242	1,153

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

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers, the “Public Sector” segment, which serves federal, state, and local government organizations and educational institutions, and the “Large Account” segment, acquired in April 2002, which serves medium-to-large corporations.

Segment information applicable to our reportable operating segments for the three months ended March 31, 2005 and 2004 is shown below:

	Three Months Ended March 31, 2005
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$200,325	$47,160	$76,366	$—	$323,851
Transfers between segments	46,244	—	—	(46,244)	—

Net Sales	$246,569	$47,160	$76,366	$(46,244)	$323,851

Operating income (loss) before allocations	$12,595	$123	$4,360	$(15,160)	$1,918
Allocations	11,451	3,362	347	(15,160)	—

Operating income (loss)	1,144	(3,239)	4,013	—	1,918
Interest and other—net	(247)	(60)	10	—	(297)

Income (loss) before taxes	$897	$(3,299)	$4,023	$—	$1,621

Selected Operating Expenses:
Depreciation and amortization	$1,492	$44	$178	$—	$1,714
Special charges	—	—	—	—	—

Balance Sheet Data:
Total assets	$194,254	$49,208	$95,938	$(61,169)	$278,231
Goodwill, net	1,173	7,634	42,880	—	51,687

	Three Months Ended March 31, 2004
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$207,424	$53,852	$66,359	$—	$327,635
Transfers between segments	46,848	—	—	(46,848)	—

Net Sales	$254,272	$53,852	$66,359	$(46,848)	$327,635

Operating income (loss) before allocations	$14,796	$(143)	$3,281	$(15,729)	$2,205
Allocations	11,970	3,412	347	(15,729)	—

Operating income (loss)	2,826	(3,555)	2,934	—	2,205
Interest and other—net	(276)	(68)	7	—	(337)

Income (loss) before taxes	$2,550	$(3,623)	$2,941	$—	$1,868

Selected Operating Expenses:
Depreciation and amortization	$1,551	$27	$175	$—	$1,753
Special charges	374	489	167	—	1,030

Balance Sheet Data:
Total assets	$209,558	$63,911	$97,514	$(94,896)	$276,087
Goodwill, net	1,173	7,634	35,959	—	44,766

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

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended
March 31,	2005	2004
Segment (excludes transfers between segments)
SMB	$200,325	$207,424
Public Sector	47,160	53,852
Large Account	76,366	66,359

Total	$323,851	$327,635

Sales Channel
Outbound Telemarketing and Field Sales	$227,233	$247,824
Online Internet	78,217	57,639
Inbound Telesales	18,401	22,172

Total	$323,851	$327,635

Product Mix
Notebooks and PDAs	$60,850	$68,737
Desktop/Servers	47,957	46,265
Storage Devices	28,861	26,503
Software	38,254	41,290
Net/Com Products	24,871	24,278
Printers and Printer Supplies	34,418	36,886
Video, Imaging, and Sound	37,565	39,104
Memory and System Enhancements	17,747	16,867
Accessories/Other	33,328	27,705

Total	$323,851	$327,635

Substantially all of our net sales for the three months ended March 31, 2005 and 2004 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at March 31, 2005 and December 31, 2004 were located in the United States. Our primary target customers are small- to medium-sized businesses (“SMBs”) comprised of 20 to 500 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 2% of total net sales in the three months ended March 31, 2005 and 2004. Net sales to the federal government accounted for $10,030, or 3.1% of total net sales for the three months ended March 31, 2005, and $14,467, or 4.4% of total net sales for the three months ended March 31, 2004.

Note 5 – Special Charges

We did not record any special charges in the three months ended March 31, 2005. Although we incurred $104 in expenses related to staff reductions in the first quarter of 2005, these were included in selling, general, and administrative expenses. For the three months ended March 31, 2004, we recorded a charge of $549 related to staff reductions, a charge of $439 related to the General Services Administration (“GSA”) contract cancellation, and a charge of $42 related to additional costs incurred as a result of a 2003 employee defalcation.

A rollforward of restructuring reserves for the three months ended March 31, 2005 is shown below.

	Workforce Reductions	Litigation Matters	GSA Review	Other	Total
Balance December 31, 2004	$249	$200	$724	$15	$1,188
Charges	—	—	—	—	—
Cash payments and adjustments	(68)	—	(724)	(15)	(807)

Liabilities at March 31, 2005	$181	$200	$—	$—	$381

Liabilities at March 31, 2005 and December 31, 2004 are included in accrued expenses and other liabilities on the balance sheet.

Note 6 – Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. Our Annual Report on Form 10-K for the year ended December 31, 2004 details this transaction. Under the terms of the agreement, MoreDirect’s shareholder continued to be eligible to earn additional consideration based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. For the years ended December 31, 2004, 2003, and 2002, we accrued earn-out consideration owed to MoreDirect’s shareholder of $6,921, $11,593, and $10,829, respectively. We paid the 2004 earn-out consideration in April 2005.

Note 7 – Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. These claims include a patent infringement action filed in the U.S. District Court for the Southern District of Ohio. We are actively defending this action, including the filing of motion to dismiss. We believe the plaintiff is seeking damages of $800. We accrued $200 in the fourth quarter of 2004 and have entered non-binding mediation to settle this litigation, which is continuing to date. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, the GSA, in the fourth quarter of 2003, canceled the contract that our subsidiary, GovConnection, had with that agency. Although the GSA awarded GovConnection a new contract in August 2004, we have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract. We have reserved $800 for such fees or any penalties assessed. However, we will continue to evaluate such reserves in light of additional information that comes to our attention.

We have been informally advised that audit matters related to GovConnection have been referred to the Department of Justice for its review. Such a referral exposes us to possible civil damages for non-compliance with the GSA contract. Such damages can be substantial. No reserves have been provided for such a claim because of the preliminary nature of this matter. We will continue to evaluate our reserves—as they relate both to the GSA audit and the Department of Justice investigation—in light of additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on our results of operations or financial condition. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract. In order to assist in this evaluation, we engaged outside counsel and an independent accounting firm to review our systems, policies, and procedures relative to its federal, state, and local government contracts. That review has been substantially completed.

Note 8 – Bank Borrowing and Trade Credit Arrangements

We have a $45,000 credit facility secured by substantially all of our business assets. This facility was amended as of October 1, 2003 to give us the option of increasing the borrowing by up to $20,000. Amounts outstanding under this facility bear interest at the prime rate (5.75% at March 31, 2005). The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at March 31, 2005 was only 0.1 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $43,577 at March 31, 2005.

Borrowings of $1,423 and $4,810 were outstanding under this credit facility at March 31, 2005 and December 31, 2004, respectively. The credit facility matures on December 31, 2005, at which time amounts outstanding, if any, become due. We received a commitment from the bank dated March 1, 2005 to extend the facility for an additional three years to March 31, 2008 and to raise the facility to $50,000 and retain the $20,000 option to increase further, on substantially the same terms as the existing facility. We are in the process of negotiating definitive documentation for the new agreement.

At March 31, 2005 and December 31, 2004, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At March 31, 2005 and December 31, 2004, accounts payable included $6,499 and $8,215, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management’s current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. All statements, trends, analyses, and other information contained in this report relative to trends in net sales, gross margin, and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “may,” “project,” “will,” “would,” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” included within this section. Particular attention should be paid to the cautionary statements involving the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity, and the level of business investment in information technology products. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

PC Connection, Inc. (“we,” “us,” or “our”) is a national direct marketer of a wide range of information technology products and services—including computer systems, software and peripheral equipment, networking communications, and other products, and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, installation, and other services performed by third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses (“SMB”) through our PC Connection Sales subsidiary, (b) federal, state, and local government and educational institutions (“Public Sector”) through our GovConnection subsidiary, and (c) large corporate accounts (“Large Account”) through our MoreDirect subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) our Web sites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.

Opportunities and Challenges

With our sales representing less than 1% of the overall approximate $200 billion United States Information Technology (“IT”) market, we believe we have an excellent opportunity to grow and gain a larger share of this market. We anticipate that most of this additional market share will come from smaller value-added resellers who have the largest share of the current IT market. We expect our expanding service offerings to compete effectively with these historical service providers.

As noted in our 2004 Annual Report on Form 10-K, the General Services Administration (“GSA”) cancelled its contract with GovConnection, following its review of that subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. Although we received a new contract in August 2004, we saw a significant year-over-year decline in our federal government sales. Our federal government revenues may continue to be negatively impacted as GovConnection seeks to regain sales under the new GSA contract. This matter is further discussed below in the section entitled “Factors That May Affect Future Results and Financial Condition.”

The primary challenges we face in effectively managing our business are: (1) increasing our SMB and Public Sector revenues while continuing to improve our gross profit margins in all three sales subsidiaries, (2) improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general, and administrative (“SG&A”) expenses over a higher sales base. With only modest growth projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins.

Results of Operations

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
March 31,	2005	2004
Net sales (in millions)	$323.9	$327.6

Net sales	100.0%	100.0%
Gross margin	11.5	10.4
Selling, general, and administrative expenses	10.9	9.4
Special charges	—	0.3
Income from operations	0.6	0.7

Our overall decrease in sales resulted from softness in demand in our SMB and Public Sector segments, offset in part by sales growth in our Large Account segment. As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, we implemented a series of gross margin improvement initiatives late in the first quarter of 2004. These initiatives contributed to our year-over-year increase in gross margin in the first quarter of 2005. Additionally, we revised our estimates relating to vendor consideration as a result of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Most product manufacturers provide us with co-op advertising support in exchange for product coverage in our catalogs as well as other advertising promotions. This pronouncement requires that such consideration be recorded as a reduction of cost of sales unless the consideration represents reimbursement for costs incurred for a specific advertising program funded by an individual vendor. In the first quarter of 2005, we reclassified $2.8 million of additional advertising reimbursements in excess of advertising costs incurred from SG&A expenses to cost of goods sold and inventory. Of the $2.8 million reclassification, we reclassed $2.6 million to cost of goods sold and the balance to inventory. Such excess advertising reimbursements had previously been recorded as an offset to SG&A expense, and that reclassification resulted in year-over-year increases, on a consolidated basis, of 0.8% in gross margin and 0.9% in SG&A expenses as a percentage of net sales for the three months ended March 31, 2005. SG&A rates were also adversely impacted by increased advertising circulation costs and by our investment in federal sales representatives in our Public Sector segment.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended
March 31,	2005	2004
Business Segment
SMB	62%	63%
Public Sector	14	17
Large Account	24	20

Total	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	70%	76%
Online Internet	24	17
Inbound Telesales	6	7

Total	100%	100%

Product Mix
Notebooks and PDAs	19%	21%
Desktop/Servers	15	14
Storage Devices	9	8
Software	12	13
Net/Com Products	8	7
Printers and Printer Supplies	11	11
Videos, Imaging, and Sound	11	12
Memory and System Enhancements	5	5
Accessories/Other	10	9

Total	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2005	2004
Segment

SMB	12.3%	10.9%
Public Sector	10.1	8.7
Large Account	10.5	9.9

Total	11.5%	10.4%

As discussed previously, our revised estimates relating to EITF 02-16 resulted in a 1.3% improvement in gross margin rate in the SMB segment. Despite increased competition in its education and government markets, our Public Sector segment was able to improve its gross margin rates by implementing certain gross margin initiatives and by increasing agency sales. Changes in MoreDirect’s customer mix and increased supplier rebates led to a year-over-year increase in our Large Account segment’s margin rate for the first quarter of 2005.

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended
March 31,	2005	2004
Personnel costs	$23.6	$22.6
Advertising, net	2.2	(1.1)
Facilities operations	2.1	2.4
Credit card fees	1.8	1.8
Depreciation and amortization	1.7	1.8
Bad debts	0.6	0.4
Other, net	3.4	2.8

Total	$35.4	$30.7

Percentage of net sales	10.9%	9.4%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels. Net advertising increased due to an increase in our catalog circulation and as a result of a revision of the estimates employed while implementing EITF 02-16, discussed earlier.

For the three months ended March 31, 2005 and 2004, we recorded gross advertising expense of $5.7 million and $4.5 million, respectively. For the three months ended March 31, 2005 and 2004, we received total vendor advertising funding of $6.6 million and $6.2 million, respectively. We reclassified $3.1 million and $0.6 million of these reimbursements to cost of sales and inventory. As discussed earlier, we revised our estimates used to determine excess vendor advertising in 2004, and accordingly, $2.8 million of the first quarter 2005 reclassification referred to above relates to this revision in our estimates. Our net advertising expense increased year over year in the first quarter of 2005. Although the level of vendor co-op advertising support available to us from certain manufacturers has declined from previous years, and may decline further in the future, the overall level of co-op advertising support has remained consistent with our levels of spending for catalog and other advertising programs. We believe that the overall levels of co-op advertising support available over the next twelve months will be consistent with our planned advertising programs.

Year-Over-Year Comparisons

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$200.3	61.8%	$207.4	63.3%	(3.4)%
Public Sector	47.2	14.6	53.8	16.4	(12.3)
Large Account	76.4	23.6	66.4	20.3	15.1

Total	$323.9	100.0%	$327.6	100.0%	(1.1)%

Gross Profit:
SMB	$24.5	12.3%	$22.7	10.9%	7.9%
Public Sector	4.8	10.1	4.7	8.7	2.1
Large Account	8.0	10.5	6.5	9.9	23.1

Total	$37.3	11.5%	$33.9	10.4%	10.0%

Net sales for the first quarter of 2005 decreased compared to the first quarter of 2004 due to decreases in our SMB and Public Sector segments, as explained by the following:

•	Net sales for our SMB segment decreased year over year due to a softening in the small- to medium-sized market during the first quarter of 2005. Sales representatives for the SMB segment totaled 424 at March 31, 2005, an increase from 373 at March 31, 2004. However, sales productivity declined year over year as a majority of this year-over-year increase occurred over the last six months.

•	Net sales for our Public Sector segment decreased year over year due to a 30.7% decline in sales to the federal government and a 5.7% decline in sales to state and local government units and educational organizations. As noted earlier, federal government revenues declined due to the cancellation of our GSA contract in late 2003. We received a new contract in August 2004 and seek to rebuild this business. Sales representatives for the Public Sector segment totaled 102 at March 31, 2005, a decline from 107 at March 31, 2004.

•	Net sales for our Large Account segment increased year over year by 15.1%, its fifth consecutive quarterly year-over-year increase. Average annualized sales productivity increased 26.4% over the prior year quarter as its sales representatives increased revenues from existing customers as well as acquired new accounts in the large corporate market. Sales representatives for this segment totaled 71 at March 31, 2005, down from 78 at March 31, 2004.

Gross profit for the first quarter of 2005 increased compared to the first quarter of 2004, as shown by the above table in both dollars and gross margin rates in all three sales subsidiaries, as explained by the following:

•	Gross profit for our SMB segment increased year over year, as the decrease from lower sales was offset by an increase in gross margin rates. Gross margins increased primarily as a result of the revision of estimates used to reclass excess vendor consideration from SG&A to cost of goods sold. As discussed earlier, we reclassed an additional $2.6 million of vendor consideration to cost of goods sold in the first quarter of 2005 as compared to the first quarter of 2004, representing nearly all of the 133 basis point improvement in this segment’s gross margin. Gross margins were negatively impacted by increased shipping costs and tighter competitive pricing pressures. However, due to the gross margin initiatives begun in 2004, we were able to stabilize gross profit rates. These initiatives included more stringent management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management.

•	Gross profit for our Public Sector segment increased despite a decline in sales due to the increase in its gross margin rate. We were able to improve margin rates by increasing add-on sales of accessories and other companion products to our system sales, as well as increasing service and agency revenues. (Since we are not the primary obligor in an agency sale, the cost to the third party service provider is recorded as a reduction of sales, with no cost of good sold, thus leaving the entire gross profit as the reported net sale for the transaction.)

•	Gross profit for our Large Account segment increased due to corresponding increases in sales and gross margin rates. The addition of higher margin business, as well as increased supplier reimbursements and greater use of early payment discounts, contributed to its margin improvement.

Selling, general, and administrative expenses increased for the first quarter of 2005 and also increased as a percentage of sales as compared to the first quarter of 2004. As noted earlier, the dollar increase was primarily related to the EITF 02-16 reclassification of $2.8 million from SG&A to cost of goods sold and inventory in our SMB segment.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for over two-thirds of our SG&A expenses, as shown earlier in the table of SG&A expenses. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, and deploying next generation Internet technology to support our sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended March 31,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$23.4	11.7%	$19.5	9.4%	20.0%
Public Sector	8.0	16.9	7.8	14.5	2.6
Large Account	4.0	5.2	3.4	5.1	17.6

Total	$35.4	10.9%	$30.7	9.4%	15.3

•	SG&A expenses for our SMB segment increased in the first quarter of 2005 compared to the same period in 2004, and also increased as a percentage of net sales from 2004. Net advertising increased as a result of the previously discussed vendor consideration reclassification as well as increased catalog circulation costs in the first quarter of 2005 compared to the first quarter of 2004.

•	SG&A expenses for our Public Sector segment increased slightly in the first quarter of 2005, but were significantly higher as a percentage of net sales from the comparable period in 2004. The significant decrease in our federal sales described above accounted for the increase in this segment’s SG&A expense as a percentage of sales. We retained our experienced sales personnel in anticipation of our new GSA contract, which was awarded in August 2004.

•	SG&A expenses for our Large Account segment increased in the first quarter of 2005 in dollars and as a percentage of net sales compared to the first quarter of 2004. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

We did not record any special charges in the three months ended March 31, 2005. Although we incurred $0.1 million in expenses related to staff reductions in the first quarter of 2005, these were included in SG&A expense. A roll forward of special charges for the period presented is shown below. There were no changes in estimates in any of the periods presented.

	Workforce Reductions	Litigation Matters	GSA Review	Other	Total
Balance December 31, 2004	$249	$200	$724	$15	$1,188
Charges	—	—	—	—	—
Cash payments and adjustments	(68)	—	(724)	(15)	(807)

Liabilities at March 31, 2005	$181	$200	$—	$—	$381

In the three months ended March 31, 2004, we recorded a charge of $0.5 million related to staff reductions, a charge of $0.4 million related to the 2003 General Services Administration contract cancellation, and a charge of $0.04 million related to additional costs incurred as a result of a 2003 employee defalcation.

Income from operations decreased by $0.3 million to $1.9 million for the first quarter of 2005 from $2.2 million for the first quarter of 2004. Income from operations as a percentage of net sales decreased to 0.6% for the first quarter of 2005 from 0.7% for the first quarter of 2004. This decrease was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense decreased due to lower average borrowings outstanding in the first quarter of 2005 as compared to the first quarter of 2004.

Our effective tax rate was 41.5% for the first quarter of 2005 and 38.0% for the first quarter of 2004. The increase was due primarily to state tax loss carryforwards in certain jurisdictions not recognizable as offsets to tax charges in other jurisdictions.

Net income decreased by $0.3 million to $0.9 million for the first quarter of 2005 from $1.2 million for the first quarter of 2004, principally as a result of the decrease in income from operations.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures for computer equipment and software used in our business, and more recently, earn-out payments required under our 2002 merger agreement with MoreDirect.

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditure, and other requirements at least for the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of between $3.0 and $4.0 million, payments on capital and operating lease obligations of approximately $4.0 million, and a final earn-out payment of $6.9 million under our merger agreement with MoreDirect. We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and, if necessary, additional borrowings on our bank line of credit.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2005	2004
Net cash provided by operating activities	$3.7	$12.9
Net cash used for investing activities	(0.8)	(5.8)
Net cash used for financing activities	(3.4)	(5.7)

(Decrease) increase in cash and cash equivalents	$(0.5)	$1.4

Cash provided by operations decreased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to higher 2004 collections of receivables and decreases in inventory, partially offset by higher 2004 reductions in payables. Our overall Days Sales Outstanding for the three months ended March 31, 2005 improved to 43 days, from 44 days at March 31, 2004, but down from 42 days at December 31, 2004.

At March 31, 2005, we had $75.0 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount included $6.5 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities include our capital expenditures in periods presented, primarily for computer equipment and capitalization of internally-developed software. Additionally, according to the terms of our merger agreement with MoreDirect, we continue to use cash to fund earn-out payments due to the former shareholder of MoreDirect. We paid $10.3 million in earn-out consideration in the first quarter of 2004, whereas we did not pay the 2004 earn-out liability of $6.9 million in the first quarter of 2005. That payment was made in April 2005.

Cash used by financing activities related to a decrease in our net borrowings by $3.4 million and $5.6 million under our bank line of credit in the three months ended March 31, 2005 and 2004, respectively.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $45 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Amounts outstanding under this facility bear interest at the prime rate (5.75% at March 31, 2005). Borrowings of $1.4 million were outstanding under this credit facility at March 31, 2005. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $43.6 million at March 31, 2005. The credit facility matures on December 31, 2005, at which time amounts outstanding, if any, become due. We received a commitment from the bank dated March 1, 2005 to extend the facility for an additional three years to March 31, 2008 and to raise the facility to $50.0 million and to retain the $20.0 million option to increase further, on substantially the same terms as the existing facility. We are in the process of negotiating definitive documentation for the new agreement.

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

Liquidity Table for Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of March 31, 2005 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations(1)	$9,456	$1,025	$2,051	$2,203	$4,177
Operating lease obligations	6,454	2,982	2,491	935	46
Earn-out obligation for acquisition	6,921	6,921	—	—	—

Total	$22,831	$10,928	$4,542	$3,138	$4,223

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

Capital Leases. We have a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership. We also have a three-year lease for certain computer equipment with an unrelated party. These leases require us to make lease payments aggregating from $1.0 million to $1.2 million per year. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. See the above “Liquidity Table for Contractual Obligations” for lease commitments under these leases.

Earn-out Provisions of MoreDirect Merger Agreement. We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we were required to make additional payments to the former shareholder of MoreDirect if certain earnings levels were achieved through December 31, 2004. Earn-out payments aggregating $6.9 million, $11.l million, and $10.8 million were made in 2005, 2004, and 2003, based on MoreDirect’s 2004, 2003, and 2002 earnings, respectively. We made the 2004 earn-out payment of $6.9 million in April 2005.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies and profitable operations, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at March 31, 2005 was 0.1 to 1.0.

•	Minimum Consolidated Net Worth must be at least $125.0 million, plus 50% of consolidated net income for each quarter since December 31, 2001 (loss quarters not counted). Such amount was calculated at March 31, 2005 as $135.2 million, whereas our actual consolidated stockholders’ equity at this date was $167.4 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $20 million of the formula availability which must be held in reserves. As of March 31, 2005, $43.6 million of the facility was available for additional borrowings.

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

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)). This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123(R) was deferred by the Securities and Exchange Commission in April 2005 and is now effective for the beginning of the first fiscal year after June 15, 2005 and will be effective for our interim quarter ending March 31, 2006. We are evaluating the two methods of adoption allowed by SFAS 123(R): the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123(R) may materially increase stock compensation expense and decrease net income. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

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

We have experienced variability in sales, and there is no assurance that we will be able to maintain profitable operations.

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	changes in the overall level of economic activity;

•	the condition of the personal computer industry in general;

•	changes in the level of business investment in information technology products;

•	shifts in customer demand for hardware and software products;

•	industry shipments of new products or upgrades;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in response rates;

•	fluctuations in postage, paper, shipping, and printing costs and in merchandise returns;

•	adverse weather conditions that affect response, distribution, or shipping;

•	shifts in the timing of holidays;

•	changes in our product offerings;

•	changes in consumer demand for information technology products; and

•	changes in vendor distribution of products.

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

In November 2003, we were advised that the GSA cancelled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures that may have resulted in the sale of unqualified items or underpayment of required fees. The matter has been referred to the Department of Justice for review, and we are cooperating in that review. While we were awarded authorization in August 2004 to resume selling to the federal government under a new GSA schedule, we have experienced significant year-over-year declines in our 2004 and 2005 federal government sales. Accordingly, our revenues may continue to be adversely impacted as we attempt to regain this business.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 69% and 64% of our total product purchases in the three months ended March 31, 2005 and 2004, respectively. Among these five vendors, purchases from Ingram Micro, Inc. represented 24% and 27% of our total product purchases in the three months ended March 31, 2005 and 2004, respectively. Purchases from Tech Data Corporation comprised 24% and 14% of our total product purchases in the three months ended March 31, 2005 and 2004, respectively. Purchases from Hewlett-Packard Company (“HP”) represented 9% and 12% of our total product purchases in the three months ended March 31, 2005 and 2004, respectively. No other vendor supplied more than 10% of our total product purchases in the three months ended March 31, 2005 and 2004, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at March 31, 2005 was $75.0 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We presently collect sales and use taxes on sales of products to residents in many states. Taxable sales to customers were approximately 29% of our net sales during the three months ended March 31, 2005. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business within those states. Moreover, due to our presence on various forms of electronic media and other operational factors, our contacts with many states may exceed the limited contacts involved in the Supreme Court case. We cannot predict the level of contacts that is sufficient to permit a state to impose on us a sales or use tax collection obligation. Two of our competitors have elected to collect sales and use taxes in all states. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, or, if a court were to determine that our contacts with a state exceed the constitutionality permitted contacts, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in tax liability for past sales as well as price increases to our customers, and could reduce demand for our product.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had borrowings outstanding of $1.4 million pursuant to our credit agreement as of March 31, 2005. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, borrowings outstanding totaled $1.4 million on the credit agreement at March 31, 2005, and the average outstandings borrowing during the first quarter of 2005 were not material. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(e)	The following table provides information about purchases by the Company during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
01/01/05-01/31/05	—	—	—	$12,714,000
02/01/05-02/28/05	—	—	—	$12,714,000
03/01/05-03/31/05	—	—	—	$12,714,000
Total:	—	—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 5—Other Information

On April 22, 2005, the Compensation Committee of the Board of Directors (the “Committee”) of PC Connection, Inc. reviewed executive officer compensation and approved base salary increases for the following named executive officers (as defined in Item 402(a)(3) of Regulation S-K) effective April 9, 2005. The Committee made no changes to incentive, equity, or other components of the compensation of the named executive officers.

Executive	Previous Base Salary	New Base Salary
Patricia Gallup President, Chief Executive Officer, and Chairman	$430,000	$445,000
Robert Wilkins Executive Vice President	$415,000	$430,000
Bradley Mousseau Vice President of Human Resources	$200,000	$208,000

On April 14, 2005, our subsidiary GovConnection, Inc., entered into an amendment to its lease with Fairhaven Investors Limited Partnership for property located in Fairfield, Connecticut. The amendment was effective April 14, 2005, requires a monthly payment of $16,667, and has a term of two years.

Item 6—Exhibits

Exhibit Number		Description
10.1	*	Amendment, dated April 14, 2005, to the Lease Agreement between GovConnection, Inc. and Fairhaven Investors Limited Partnership, dated May 1, 2003, for property located in Fairhaven, Connecticut.

15	*	Letter on unaudited interim financial information.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: May 16, 2005	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: May 16, 2005	By:	/S/ JACK FERGUSON
Jack Ferguson
Treasurer and Interim Chief Financial Officer