Form 10-Q
period 2005-06-30
PC CONNECTION INC
filed 2005-08-15
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of June 30, 2005 was 25,224,048.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 15, 2005

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,502	$6,829
Accounts receivable, net	123,743	120,752
Inventories–merchandise	61,593	78,390
Deferred income taxes	2,956	3,039
Income taxes receivable	1,611	1,325
Prepaid expenses and other current assets	4,491	3,644

Total current assets	210,896	213,979

Property and equipment, net	16,406	17,647
Goodwill, net	51,687	51,687
Other intangibles, net	2,864	3,040
Other assets	333	189

Total assets	$282,186	$286,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Current maturities of capital lease obligations:
To affiliate	$393	$373
To third party	403	391
Note payable—bank	—	4,810
Accounts payable	84,864	79,709
Accrued expenses and other liabilities	17,406	18,138
Acquisition earn-out obligation	—	6,921

Total current liabilities	103,066	110,342

Capital lease obligations, less current maturities:
To affiliate	5,513	5,715
To third party	604	841
Deferred income taxes	3,737	3,486

Total liabilities	112,920	120,384

Stockholders’ Equity:

Common stock	256	255
Additional paid-in capital	77,686	77,091
Retained earnings	93,610	91,098
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	169,266	166,158

Total liabilities and stockholders’ equity	$282,186	$286,542

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$350,710	$335,335	$674,561	$662,970
Cost of sales	310,346	299,173	596,863	592,883

Gross profit	40,364	36,162	77,698	70,087
Selling, general, and administrative expenses	37,379	31,483	72,795	62,173
Special charges	—	753	—	1,783

Income from operations	2,985	3,926	4,903	6,131
Interest expense	(285)	(341)	(557)	(725)
Other, net	50	54	25	101

Income before taxes	2,750	3,639	4,371	5,507

Income tax provision	(1,186)	(1,383)	(1,859)	(2,093)

Net income	$1,564	$2,256	$2,512	$3,414

Weighted average common shares outstanding:
Basic	25,157	25,008	25,142	25,003

Diluted	25,211	25,225	25,274	25,295

Earnings per common share:
Basic	$.06	$.09	$.10	$.14

Diluted	$.06	$.09	$.10	$.14

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2005

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—December 31, 2004	25,462	$255	$77,091	$91,098	(362)	$(2,286)	$166,158
Exercise of stock options, including income tax benefits	92	1	427	—	—	—	428
Issuance of stock under employee stock purchase plan	32	—	168	—	—	—	168
Net income	—	—	—	2,512	—	—	2,512

Balance—June 30, 2005	25,586	$256	$77,686	$93,610	(362)	$(2,286)	$169,266

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$2,512	$3,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,586	3,539
Provision for doubtful accounts	1,805	2,076
Deferred income taxes	334	916
Loss on disposal of fixed assets	40	1
Changes in assets and liabilities:
Accounts receivable	(4,796)	22,441
Inventories	16,797	(232)
Prepaid expenses and other current assets	(1,133)	905
Other non-current assets	(144)	2
Accounts payable	5,155	(23,576)
Income tax benefits from exercise of stock options	80	85
Accrued expenses and other liabilities	(732)	1,519

Net cash provided by operating activities	23,504	11,090

Cash Flows from Investing Activities:

Purchases of property and equipment	(2,222)	(1,002)
Proceeds from sale of property and equipment	13	—
Payment of acquisition earn-out obligation	(6,921)	(11,095)
Cash escrow distributed for acquisition	—	5,000

Net cash used for investing activities	(9,130)	(7,097)

Cash Flows from Financing Activities:

Proceeds from short-term borrowings	125,205	174,121
Repayment of short-term borrowings	(130,015)	(179,735)
Repayment of capital lease obligations	(407)	(163)
Exercise of stock options	348	58
Issuance of stock under employee stock purchase plan	168	205

Net cash used for financing activities	(4,701)	(5,514)

Increase (decrease) in cash and cash equivalents	9,673	(1,521)
Cash and cash equivalents, beginning of period	6,829	2,977

Cash and cash equivalents, end of period	$16,502	$1,456

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (“PC Connection,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three and six months ended June 30, 2005 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2005.

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring to the customer at the point of shipment or (ii) have FOB-destination specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer.

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

Revenue for third party service contracts are recorded on a net sales recognition basis because we do not assume the risks and rewards of ownership in these transactions. For such contracts, we evaluate whether the sales of such services should be recorded as gross sales or net sales as required under the guidelines described in Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Under gross sales recognition, we are the primary obligor, and the entire selling price is recorded in sales with our cost to the third party service provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third party service provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment manufacturers directly to our customers and receive agency fees for such transactions. We do not take title to the products in these transactions; title is passed directly from the supplier to our customer.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor consideration adjustments, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in selling, general, and administrative expenses. Total costs of this nature included in selling, general, and administrative expenses for the periods reported are shown below:

	Three Months Ended	Six Months Ended
June 30, 2005	$2,255	$4,300
June 30, 2004	2,262	4,446

Advertising Costs and Reimbursements

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximates the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent reimbursements of such specific, incremental, and identifiable costs, are offset against selling, general, and administrative expense on the condensed consolidated statements of income. Advertising reimbursements that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of the advertising expense associated with that program are reclassified to cost of sales in accordance with EITF 02-16.

Advertising costs charged to expense were $6,199 and $5,693 for the three months ended June 30, 2005 and 2004, respectively. Gross advertising reimbursements received from vendors were $7,362 and $7,794 for the three months ended June 30, 2005 and 2004, respectively. We reclassified $4,165 and $512 of these reimbursements to cost of sales or inventory for the three months ended June 30, 2005 and 2004, respectively.

Advertising costs charged to expense were $11,896 and $10,173 for the six months ended June 30, 2005 and 2004, respectively. Gross advertising reimbursements received from vendors were $13,981 and $13,975 for the six months ended June 30, 2005 and 2004, respectively. We reclassified $7,314 and $1,075 of these reimbursements to cost of sales or inventory for the six months ended June 30, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

Intangible assets subject to amortization, consisting of customer lists, were $1,674 and $1,850 at June 30, 2005 and December 31, 2004, respectively (net of accumulated amortization of $1,146 and $970, respectively). For each of the three-month periods ended June 30, 2005 and 2004, we recorded amortization expense of $88. For each of the six-month periods ended June 30, 2005 and 2004, we recorded amortization expense of $176.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,	Estimated Amortization Expense
2005	$177	(A)
2006	353
2007	353
2008	353
2009	353
2010 and thereafter	85

(A)	Represents estimated amortization expense for the six months ending December 31, 2005.

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

We did not record any compensation expense under the intrinsic value method in the three and six months ended June 30, 2005 and 2004. Had we recorded compensation expense using the fair value method under SFAS No. 123, pro forma net income and diluted net income per share for the periods indicated would have been as follows:

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Net income, as reported	$1,564	$2,256	$2,512	$3,414
Compensation expense, net of taxes, under SFAS No. 123	155	256	282	504
Net income, under SFAS No. 123	1,409	2,000	2,230	2,910
Basic net income per share, as reported	.06	.09	.10	.14
Basic net income per share, under SFAS No. 123.06		.08	.09	.12
Diluted net income per share, as reported	.06	.09	.10	.14
Diluted net income per share, under SFAS No. 123.06		.08	.09	.12

We measured the fair value of options on their grant date using the Black/Scholes option-pricing model. The key weighted-average assumptions we used to apply this pricing model were as follows:

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Risk-free interest rates	3.83%	3.00%	3.49%	3.00%
Volatility	75.37%	96.80%	75.75%	96.80%
Expected life of option grants	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%

The weighted-average fair values of the stock options granted in the three months ended June 30, 2005 and 2004 were $3.51 and $4.91, respectively. The weighted-average fair values of the stock options granted in the six months ended June 30, 2005 and 2004 were $4.56 and $5.62, respectively.

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Numerator:
Net income	$1,564	$2,256	$2,512	$3,414

Denominator:
Denominator for basic earnings per share	25,157	25,008	25,142	25,003
Dilutive effect of unexercised employee stock options	54	217	132	292

Denominator for diluted earnings per share	25,211	25,225	25,274	25,295

Earnings per share:
Basic	$.06	$.09	$.10	$.14

Diluted	$.06	$.09	$.10	$.14

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005 and 2004 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Anti-dilutive stock options	1,910	1,482	1,845	1,471

Note 3—New Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“FAS 154”) which is a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the requirements for the accounting and reporting of accounting changes by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our financial statements.

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

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers, the “Public Sector” segment, which serves federal, state, and local government organizations and educational institutions, and the “Large Account” segment, which serves medium-to-large corporations.

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2005 and 2004 is shown below:

	Three Months Ended June 30, 2005
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$207,296	$64,957	$78,457	$—	$350,710
Transfers between segments	56,155	—	—	(56,155)	—

Net sales	$263,451	$64,957	$78,457	$(56,155)	$350,710

Operating income before allocations	$13,014	$1,254	$4,669	$(15,952)	$2,985
Allocations	11,912	3,692	348	(15,952)	—

Operating income (loss)	1,102	(2,438)	4,321	—	2,985
Interest and other—net	(212)	(36)	13	—	(235)

Income (loss) before taxes	$890	$(2,474)	$4,334	$—	$2,750

Selected Operating Expenses:
Depreciation and amortization	$1,652	$38	$182	$—	$1,872

	Three Months Ended June 30, 2004
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$194,058	$63,335	$77,942	$—	$335,335
Transfers between segments	58,781	—	—	(58,781)	—

Net sales	$252,839	$63,335	$77,942	$(58,781)	$335,335

Operating income before allocations	$14,624	$1,187	$4,056	$(15,941)	$3,926
Allocations	11,814	3,666	461	(15,941)	—

Operating income (loss)	2,810	(2,479)	3,595	—	3,926
Interest and other—net	(235)	(62)	10	—	(287)

Income (loss) before taxes	$2,575	$(2,541)	$3,605	$—	$3,639

Selected Operating Expenses:
Depreciation and amortization	$1,582	$28	$176	$—	$1,786
Special charges	23	695	35	—	753

	Six Months Ended June 30, 2005
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$407,621	$112,117	$154,823	$—	$674,561
Transfers between segments	102,399	—	—	(102,399)	—

Net sales	$510,020	$112,117	$154,823	$(102,399)	$674,561

Operating income before allocations	$25,609	$1,377	$9,029	$(31,112)	$4,903
Allocations	23,363	7,054	695	(31,112)	—

Operating income (loss)	2,246	(5,677)	8,334	—	4,903
Interest and other—net	(459)	(96)	23	—	(532)

Income (loss) before taxes	$1,787	$(5,773)	$8,357	$—	$4,371

Selected Operating Expenses:
Depreciation and amortization	$3,144	$82	$360	$—	$3,586

Balance Sheet Data:
Total assets	$189,774	$51,465	$99,704	$(58,757)	$282,186
Goodwill, net	1,173	7,634	42,880	—	51,687

	Six Months Ended June 30, 2004
	SMB Segment	Public Sector Segment	Large Acct. Segment	Eliminations	Consolidated
Sales to external customers	$401,482	$117,187	$144,301	—	$662,970
Transfers between segments	105,629	—	—	(105,629)	—

Net sales	$507,111	$117,187	$144,301	$(105,629)	$662,970

Operating income before allocations	$29,420	$1,044	$7,337	$(31,670)	$6,131
Allocations	23,784	7,078	808	(31,670)	—

Operating income (loss)	5,636	(6,034)	6,529	—	6,131
Interest and other—net	(511)	(130)	17	—	(624)

Income (loss) before taxes	$5,125	$(6,164)	$6,546	$—	$5,507

Selected Operating Expenses:
Depreciation and amortization	$3,133	$55	$351	$—	$3,539
Special charges	397	1,184	202	—	1,783

Balance Sheet Data:
Total assets	$200,759	$67,148	$95,891	$(89,021)	$274,777
Goodwill, net	1,173	7,634	35,959	—	44,766

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

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Segment (excludes transfers between segments)
SMB	$207,296	$194,058	$407,621	$401,482
Public Sector	64,957	63,335	112,117	117,187
Large Account	78,457	77,942	154,823	144,301

Total	$350,710	$335,335	$674,561	$662,970

Sales Channel
Outbound Telemarketing and Field Sales	$246,088	$244,859	$473,321	$492,682
Internet Sales	85,715	69,724	163,932	127,364
Inbound Telesales	18,907	20,752	37,308	42,924

Total	$350,710	$335,335	$674,561	$662,970

Product Mix
Notebooks and PDAs	$63,615	$67,413	$124,465	$136,150
Desktop/Servers	51,720	46,228	99,677	92,493
Storage Devices	28,739	26,710	57,600	53,213
Software	42,557	39,435	80,811	80,725
Net/Com Products	27,830	23,680	52,701	47,958
Printers and Printer Supplies	37,696	39,737	72,114	76,623
Video, Imaging, and Sound	43,165	42,157	80,730	81,261
Memory and System Enhancements	17,480	17,593	35,227	34,460
Accessories/Other	37,908	32,382	71,236	60,087

Total	$350,710	$335,335	$674,561	$662,970

Substantially all of our net sales for the six months ended June 30, 2005 and 2004 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at June 30, 2005 and December 31, 2004 were located in the United States. Our primary target customers are small- to medium-sized businesses comprised of 20 to 500 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 2% of total net sales in the three and six months ended June 30, 2005 and 2004. Net sales to the federal government accounted for $15,532, or 4.4% of total net sales for the three months ended June 30, 2005, and $11,001, or 3.3% of total net sales for the three months ended June 30, 2004. Net sales to the federal government accounted for $25,562, or 3.8% of total net sales for the six months ended June 30, 2005, and $25,468, or 3.8% of total net sales for the six months ended June 30, 2004.

Note 5—Special Charges

We did not record any special charges in the three and six months ended June 30, 2005. In the three months ended June 30, 2004, we recorded special charges of $26 related to staff reductions, $688 related to the General Services Administration (“GSA”) contract cancellation, and $39 related to additional costs incurred as a result of a 2003 employee defalcation. In the six months ended June 30, 2004, we recorded special charges of $575 related to staff reductions, $1,127 related to the GSA contract cancellation, and $81 related to additional costs incurred as a result of a 2003 employee defalcation.

A rollforward of restructuring reserves for the six months ended June 30, 2005 is shown below.

	Workforce Reductions	Litigation Matters	GSA Review	Other	Total
Balance December 31, 2004	$249	$200	$724	$15	$1,188
Charges	—	—	—	—	—
Cash payments and adjustments	(140)	—	(724)	(15)	(879)

Liabilities at June 30, 2005	$109	$200	$—	$—	$309

Liabilities at June 30, 2005 and December 31, 2004 are included in accrued expenses and other liabilities on the balance sheet.

Note 6—Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. Our Annual Report on Form 10-K for the year ended December 31, 2004 details this transaction. Under the terms of the agreement, MoreDirect’s shareholder continued to be eligible to earn additional consideration based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. For the years ended December 31, 2004, 2003, and 2002, we paid earn-out consideration owed to MoreDirect’s shareholder of $6,921, $11,095, and $10,829, respectively. The payment for the year ended December 31, 2004 was the final payment required under this agreement.

Note 7—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. These claims include a patent infringement action filed in the U.S. District Court for the Southern District of Ohio (the “Ohio Action”). We deny the allegations made in the Ohio Action, intend to vigorously defend the Ohio Action, and have filed a motion to dismiss it. The parties also have participated in a non-binding mediation session, and the plaintiff has proposed a settlement of $2,200. We accrued $200 in the fourth quarter of 2004. In the opinion of management, the outcome of all these matters including the Ohio Action is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, the GSA, in the fourth quarter of 2003, canceled the contract that our subsidiary, GovConnection, Inc. (“GovConnection”), had with that agency. Although the GSA awarded GovConnection a new contract in August 2004, we have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to that agency’s audit. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract. In light of additional information that came to our attention, we have, for the quarter ended June 30, 2005, increased the reserve for such fees or any penalties assessed from $800 to $1,050. We will continue to evaluate such reserves in light of additional information that comes to our attention.

The matter has been referred to the Department of Justice for its review, and we are cooperating in that review. Such a referral exposes us to possible civil damages for non-compliance with the GSA contract. Such damages can be substantial. No reserves have been provided for such a claim because of the preliminary nature of this matter. We will continue to evaluate our reserves—as they relate both to the GSA audit and the Department of Justice investigation—in light of additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on our results of operations or financial condition. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract. In order to assist in this evaluation, we engaged outside counsel and an independent consulting firm to review our systems, policies, and procedures relative to its federal, state, and local government contracts. That review has been substantially completed.

We have established accruals for certain state and federal tax contingencies when, despite our belief that our tax return positions are fully supported, we believe that certain positions are probable of being successfully challenged. These accruals relate primarily to various state tax jurisdictional issues concerning the nature and extent of our operations and activities in those states. The tax contingency accruals are adjusted in light of changing facts and circumstances. Net increases in these accruals were $23 and $9 for the three and six months ended June 30, 2005, respectively. Total tax contingency reserves were $1,206 at June 30, 2005.

Note 8—Bank Borrowing and Trade Credit Arrangements

On June 29, 2005, we secured a new $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $20,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (6.25% at June 30, 2005). The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at June 30, 2005 was 0.2 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $50,000 at June 30, 2005. This facility replaced a similar $45,000 facility which was in place previously.

No borrowings were outstanding under this credit facility as of June 30, 2005. Borrowings of $4,810 were outstanding under the previous credit facility at December 31, 2004. The credit facility matures on June 29, 2008, at which time amounts outstanding, if any, become due.

At June 30, 2005 and December 31, 2004, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At June 30, 2005 and December 31, 2004, accounts payable included $11,913 and $8,215, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management’s current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management All statements, trends, analyses, and other information contained in this report relative to trends in net sales, gross margin, and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “may,” “project,” “will,” “would,” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” included within this section. Particular attention should be paid to the cautionary statements involving the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity, and the level of business investment in information technology products. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

PC Connection, Inc. (“we,” “us,” or “our”) is a national direct marketer of a wide range of information technology products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, installation, and other services performed by third-party providers. We operate through three primary business segments: (1) consumers and small- to medium-sized businesses (“SMB”) through our PC Connection Sales subsidiary, (2) federal, state, and local government and educational institutions (“Public Sector”) through our GovConnection subsidiary, and (3) large corporate accounts (“Large Account”) through our MoreDirect subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) our Web sites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.

Opportunities and Challenges

With our sales representing less than 1% of the overall approximately $200 billion United States Information Technology (“IT”) market, we believe we have an excellent opportunity to grow and gain a larger share of this market. We anticipate that most of this additional market share will come from smaller value-added resellers who have the largest share of the current IT market. We expect our expanding service offerings to compete effectively with these historical service providers.

As noted in our 2004 Annual Report on Form 10-K, the General Services Administration (“GSA”) canceled its contract with GovConnection in November 2003, following its review of that subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. Although we received a new contract in August 2004, we saw a significant year-over-year decline in our federal government sales. Our federal government revenues may continue to be negatively impacted as GovConnection seeks to regain sales under the new GSA contract. This matter is further discussed below in the section entitled “Factors That May Affect Future Results and Financial Condition.”

The primary challenges we face in effectively managing our business are: (1) increasing our SMB and Public Sector revenues while continuing to improve our gross profit margins in all three sales subsidiaries, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general, and administrative (“SG&A”) expenses over a higher sales base. With only modest growth projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Net sales (in millions)	$350.7	$335.3	$674.6	$663.0

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	11.5	10.8	11.5	10.6
Selling, general, and administrative expenses	10.6	9.4	10.8	9.4
Special charges	—	0.2	—	0.3
Income from operations	0.9	1.2	0.7	0.9

Our overall increase in sales resulted from year-over-year sales growth achieved in all three business segments. The year-over-year increases in our gross margins and substantially all of the increases in our SG&A expenses as a percentage of net sales are attributable to a reclassification of certain vendor consideration amounts. As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, we revised our estimates relating to vendor consideration as a result of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Most product manufacturers provide us with co-op advertising support in exchange for product coverage in our catalogs as well as other advertising promotions. This pronouncement requires that such consideration be recorded as a reduction of cost of sales unless the consideration represents reimbursement for costs incurred for a specific advertising program funded by an individual vendor. In the three- and six-month periods ended June 30, 2005, we reclassified $3.7 million and $6.5 million, respectively, of additional advertising reimbursements in excess of advertising costs incurred from SG&A expenses to cost of goods sold and inventory. We reclassified $3.6 million and $6.2 million of these respective amounts to cost of goods sold, and the respective balances were deducted from inventory. Such excess advertising reimbursements had previously been recorded as offsets to SG&A expense. For the three months ended June 30, 2005, this reclassification resulted in an increase, on a consolidated basis, of 1.0% in both gross margin and in SG&A expenses as a percentage of net sales. For the six months ended June 30, 2005, this reclassification resulted in an increase, on a consolidated basis, of 0.9% in gross margin and 1.0% in SG&A expenses as a percentage of net sales.

SG&A rates were also adversely impacted by increased catalog circulation and Internet advertising costs and by our investment in federal sales representatives in our Public Sector segment.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Business Segment
SMB	59%	58%	60%	60%
Public Sector	19	19	17	18
Large Account	22	23	23	22

Total	100%	100%	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	70%	73%	70%	74
Internet Sales	25	21	24	19
Inbound Telesales	5	6	6	7

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	18%	20%	18%	21%
Desktop/Servers	15	14	15	14
Storage Devices	8	8	8	8
Software	12	12	12	12
Net/Com Products	8	7	8	7
Printers and Printer Supplies	11	12	11	12
Videos, Imaging, and Sound	12	12	12	12
Memory and System Enhancements	5	5	5	5
Accessories/Other	11	10	11	9

Total	100%	100%	100%	100%

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor consideration adjustments, including those pursuant to EITF 02-16. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in selling, general, and administrative expenses. Accordingly, our gross margins may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such costs as a percentage of net sales for the periods reported are as follows:

	Three Months Ended	Six Months Ended
June 30, 2005	0.64%	0.64%
June 30, 2004	0.67	0.67

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Segment
SMB	12.4%	11.7%	12.3%	11.3%
Public Sector	10.0	9.1	10.0	8.9
Large Account	10.5	9.8	10.5	9.8
Total	11.5%	10.8%	11.5%	10.6%

As discussed previously, our revised estimates relating to EITF 02-16 resulted in a 1.0% overall improvement in gross margin rate for the second quarter of 2005. Specifically, on a segment basis for the three months ended June 30, 2005, our revised estimates relating to EITF 02-16 resulted in 1.2% and 1.7% increases in our SMB and Public Sector gross margin rates, respectively. For the six-month period ended June 30, 2005, this same revision resulted in 1.2% and 1.0% increases in our respective SMB and Public Sector gross margin rates. Partially offsetting the effect of such revision, gross margin rates for our SMB segment decreased modestly for both the three- and six-month periods ending June 30, 2005, as a result of an increasingly competitive environment. Similar competitive pressures also affected our Public Sector segment. However, favorable changes in MoreDirect’s customer mix and increased supplier rebates led to year-over-year increases in our Large Account segment’s margin rate for the three and six months ended June 30, 2005.

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Personnel costs	$24.7	$23.5	$48.3	$46.0
Advertising, net	3.0	(1.6)	5.2	(2.7)
Facilities operations	2.1	2.4	4.2	4.8
Credit card fees	1.9	1.8	3.8	3.6
Depreciation and amortization	1.9	1.8	3.6	3.5
Bad debts	0.7	0.7	1.2	1.1
Other, net	3.1	2.9	6.5	5.9

Total	$37.4	$31.5	$72.8	$62.2

Percentage of net sales	10.6%	9.4%	10.8%	9.4%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels. Net advertising increased due to increases in our catalog circulation and Internet advertising and as a result of a revision of the estimates employed while implementing EITF 02-16, discussed earlier.

For the three months ended June 30, 2005 and 2004, we recorded gross advertising expense of $6.2 million and $5.7 million, respectively, and received total vendor advertising funding of $7.4 million and $7.8 million, respectively. We reclassified $4.2 million and $0.5 million, respectively, of this funding to cost of sales and inventory. As discussed earlier, we revised our estimates used to determine excess vendor advertising in 2004, and accordingly, $3.7 million of the second quarter 2005 reclassification relates to this revision in our estimates. Consequently, our reported net advertising expense increased year over year in the second quarter of 2005.

For the six months ended June 30, 2005 and 2004, we recorded gross advertising expense of $11.9 million and $10.2 million, respectively, and received total vendor advertising funding of $14.0 million in each period. We reclassified $7.3 million and $1.1 million, respectively, of these reimbursements to cost of sales and inventory. As discussed earlier, we revised our estimates used to determine excess vendor advertising in 2004, and accordingly, $6.5 million of the 2005 reclassification relates to this revision in our estimates, which accounts for the majority of our net advertising expense increase in the six months ended June 30, 2005.

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

Year-Over-Year Comparisons

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2005		2004		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales:
SMB	$207.3	59.1%	$194.1	57.9%	6.8%
Public Sector	65.0	18.5	63.3	18.9	2.7
Large Account	78.4	22.4	77.9	23.2	0.6

Total	$350.7	100.0%	$335.3	100.0%	4.6%

Gross Profit:
SMB	$25.7	12.4%	$22.8	11.7%	12.7%
Public Sector	6.5	10.0	5.8	9.1	12.1
Large Account	8.2	10.5	7.6	9.8	7.9

Total	$40.4	11.5%	$36.2	10.8%	11.6%

Net sales for the second quarter of 2005 increased compared to the second quarter of 2004 in all three of our segments, as explained by the following:

•	Net sales for our SMB segment increased due to an increase in sales representatives and the implementation of customer acquisition initiatives, including free shipping for Internet orders above specified order amounts. Sales representatives for our SMB segment totaled 424 at June 30, 2005, an increase from 377 at June 30, 2004. Sales productivity decreased modestly year over year as the increase in sales representatives outpaced the increase in net sales.

•	Net sales for our Public Sector segment increased due to a 41.2% increase in sales to the federal government, partially offset by a 5.6% decline in sales to state and local government units and educational organizations. Our federal government revenues increased due to the successful negotiation of new contract vehicles and the increase in the number of vendors on our new GSA schedule, which was awarded in August 2004. Sales representatives for our Public Sector segment totaled 109 at June 30, 2005, a decline from 110 at June 30, 2004.

•	Net sales for our Large Account segment increased for the sixth consecutive quarter year over year. Average annualized sales productivity increased 10.7% compared to the prior year quarter as its sales representatives increased revenues from existing customers as well as acquired new accounts in the large corporate market. Sales representatives for our Large Account segment totaled 69 at June 30, 2005, down from 76 at June 30, 2004.

Gross profit for the second quarter of 2005 increased compared to the second quarter of 2004 in both dollars and gross margin rates in all three sales subsidiaries, as explained by the following:

•	Gross profit for our SMB segment increased primarily as a result of the revision of estimates used to reclassify excess vendor consideration from SG&A to cost of goods sold. For our SMB segment, we reclassified an additional $2.5 million of vendor consideration to cost of goods sold in the second quarter of 2005 as compared to the second quarter of 2004, representing a 1.2% improvement in our SMB segment’s gross margin. Gross margins were negatively impacted by increased competitive pricing pressures. However, due to the gross margin initiatives begun in 2004, we were able to mitigate the decline in gross profit rates. These initiatives included more stringent management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management.

•	Gross profit for our Public Sector segment increased due primarily to the EITF 02-16 reclassification of $1.1 million from SG&A to cost of goods sold. This reclassification resulted in a 1.7% improvement in our Public Sector segment’s gross margin rate. Partially offsetting this increase was a 0.4% decrease attributable to increased competitive pressures and a 0.4% decrease due to the increase in our reserve for GSA fees.

•	Gross profit for our Large Account segment increased due to corresponding increases in sales and gross margin rates. The addition of higher margin business, as well as increased supplier reimbursements, contributed to its margin improvement.

Selling, general, and administrative expenses increased for the second quarter of 2005 and also increased as a percentage of sales as compared to the second quarter of 2004. As noted earlier, the increase was due primarily to the EITF 02-16 reclassification of $3.7 million from SG&A to cost of goods sold and inventory.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for over two-thirds of our SG&A expenses, as shown earlier in the table of SG&A expenses. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, implementing improvements in our information systems, and deploying next generation Internet technology to support our sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended June 30,
	2005		2004		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$24.6	11.9%	$20.0	10.3%	23.0%
Public Sector	8.9	13.7	7.5	11.8	18.7
Large Account	3.9	5.0	4.0	5.1	(2.5)

Total	$37.4	10.6%	$31.5	9.4%	18.7%

•	SG&A expenses for our SMB segment increased for the second quarter of 2005 compared to the second quarter of 2004 primarily due to an increase in net advertising expense. This increase was due to the previously discussed vendor consideration reclassification and an increase in Internet advertising costs. Our investments in making our sales support systems more responsive and flexible also contributed to this segment’s SG&A expenses.

•	SG&A expenses for our Public Sector segment increased in the second quarter of 2005 and were higher as a percentage of net sales compared to the second quarter of 2004. Similar to the SMB segment, net advertising increased as a result of the previously discussed vendor consideration reclassification as well as investments made in making our sales support systems more responsive and flexible.

•	SG&A expenses for our Large Account segment decreased in the second quarter of 2005 in dollars and as a percentage of net sales. SG&A expenses for our Large Account segment represent the lowest of our three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

We did not record any special charges in the three months ended June 30, 2005, and there were no changes in estimates in any of the periods presented.

In the three months ended June 30, 2004, we recorded a special charge of $0.7 million related to the 2003 GSA contract cancellation and special charges aggregating $0.05 million for workforce reductions and a 2003 employee defalcation.

Income from operations decreased by $0.9 million to $3.0 million for the second quarter of 2005 from $3.9 million for the second quarter of 2004. Income from operations as a percentage of net sales decreased to 0.9% for the second quarter of 2005 from 1.2% for the second quarter of 2004. This decrease was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense decreased due to lower average borrowings outstanding in the second quarter of 2005 as compared to the second quarter of 2004.

Our effective tax rate was 43.1% for the second quarter of 2005 and 38.0% for the second quarter of 2004. The increase was due primarily to state tax loss carryforwards in certain jurisdictions not recognizable as offsets to state tax charges in other jurisdictions.

Net income decreased by $0.7 million to $1.6 million for the second quarter of 2005 from $2.3 million for the second quarter of 2004, principally as a result of the decrease in income from operations. Subsequent to the announcement on July 28, 2005 of our results for the three months ended June 30, 2005, we received additional information in connection with the GSA contract review that indicated an increase of the reserve for fees or penalties assessed from $0.8 million to $1.1 million was required.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2005		2004		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales:
SMB	$407.7	60.4%	$401.5	60.5%	1.5%
Public Sector	112.1	16.6	117.2	17.7	(4.4)
Large Account	154.8	23.0	144.3	21.8	7.3

Total	$674.6	100.0%	$663.0	100.0%	1.7%

Gross Profit:
SMB	$50.2	12.3%	$45.5	11.3%	10.3%
Public Sector	11.3	10.1	10.4	8.9	8.7
Large Account	16.2	10.5	14.2	9.8	14.1

Total	$77.7	11.5%	$70.1	10.6%	10.8%

Net sales for the six months ended June 30, 2005 increased compared to the six months ended June 30, 2004 due to increases in our SMB and Large Account segments, partially offset by a decrease in our Public Sector, as explained by the following:

•	Net sales for our SMB segment increased due to an increase in sales representatives and the implementation of customer acquisition initiatives, including free shipping for Internet orders above specified order amounts. Sales representatives for our SMB segment totaled 424 at June 30, 2005, an increase from 377 at June 30, 2004.

•	Net sales for our Public Sector segment decreased due to a 5.6% year-over-year decline in sales to state and local government units and educational organizations. Our federal government revenues were largely unchanged year over year as we continue to rebuild this business. During the six months ended June 30, 2005, we added several new vendors to our current GSA schedule. Sales representatives for our Public Sector segment totaled 109 at June 30, 2005, a decline from 110 at June 30, 2004.

•	Net sales for our Large Account segment increased primarily to penetration of existing accounts as well as new account acquisitions, offsetting a decrease in the number of sales representatives. Sales representatives for this segment totaled 69 at June 30, 2005, down from 76 at June 30, 2004.

Gross profit for the six months ended June 30, 2005 increased in both dollars and gross margin rates in all three sales subsidiaries compared to the six months ended June 30, 2004, as explained by the following:

•	Gross profit for our SMB segment increased primarily as a result of the revision of estimates used to reclassify excess vendor consideration from SG&A to cost of goods sold. As discussed earlier, we reclassified an additional $5.0 million of vendor consideration to cost of goods sold in the six-month period ended June 30, 2005 as compared to the six months ended June 30, 2004, representing a 1.2% improvement in this segment’s gross margin. Gross margins were negatively impacted by increased shipping costs and tighter competitive pricing pressures. However, due to the gross margin initiatives begun in 2004, we were able to mitigate the decline in gross profit rates. These initiatives included more stringent management of discounting, more extensive and focused sales training on costs and margins, and targeted improvements in sales pricing, sales incentives, and account management.

•	Gross profit for our Public Sector segment increased in both dollars and as a percentage of sales due primarily to the EITF 02-16 reclassification of $1.1 million of vendor consideration from SG&A to cost of goods sold. This reclassification accounted for the dollar increase and resulted in a 1.0% improvement in this segment’s gross margin rate. We have implemented margin improvements similar to those discussed above, which have partially offset this segment’s increasingly competitive pricing pressures. These margin improvement initiatives include increasing add-on sales of accessories and other companion products to our system sales, as well as increasing service and agency revenues. Since we are not the primary obligor in an agency sale, the fees paid to us by the third party service provider are recorded as revenue, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.

•	Gross profit for our Large Account segment increased due to corresponding increases in both sales and gross margin rates. The addition of higher margin business, as well as increased supplier reimbursements, contributed to its margin improvement.

Selling, general, and administrative expenses increased for the six months ending June 30, 2005 and also increased as a percentage of sales as compared to the six months ending June 30, 2004. As noted earlier, the dollar increase was partly related to the EITF 02-16 reclassification of $6.5 million from SG&A to cost of goods sold and inventory in our SMB and Public Sector segments.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for over two-thirds of our SG&A expenses, as shown earlier in the table of SG&A expenses. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, implementing improvements in our information systems, and deploying next generation Internet technology to support our sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Six Months Ended June 30,
	2005		2004		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$48.0	11.8%	$39.5	9.8%	21.5%
Public Sector	16.9	15.1	15.3	13.1	10.5
Large Account	7.9	5.1	7.4	5.1	6.8

Total	$72.8	10.8%	$62.2	9.4%	17.0%

•	SG&A expenses for our SMB segment increased due primarily to an increase in net advertising expense. Net advertising expense increased due primarily to the previously discussed vendor consideration reclassification as well as increased catalog circulation and Internet advertising costs. Our investments in making our sales support systems more responsive and flexible also contributed to this segment’s SG&A expenses.

•	SG&A expenses for our Public Sector segment increased slightly in the six months ended June 30, 2005, but were significantly higher as a percentage of net sales compared to the six months ended June 30, 2004. The decrease in our state and local government sales described above contributed to the increase in our Public Sector segment’s SG&A expense as a percentage of net sales. This segment’s SG&A expenses as a percentage of net sales have been higher the last year as we took steps to retain our experienced federal sales personnel in anticipation of our new GSA contract, which was awarded in August 2004.

•	SG&A expenses for our Large Account segment increased in the six months ended June 30, 2005 in dollars but remained unchanged as a percentage of net sales compared to the six months ended June 30, 2004. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

We did not record any special charges in the six months ended June 30, 2005. A roll forward of special charges for the period presented is shown below. There were no changes in estimates in any of the periods presented.

	Workforce Reductions	Litigation Matters	GSA Review	Other	Total
Balance December 31, 2004	$249	$200	$724	$15	$1,188
Charges	—	—	—	—	—
Cash payments and adjustments	(140)	—	(724)	(15)	(879)

Liabilities at June 30, 2005	$109	$200	$—	$—	$309

In the six months ended June 30, 2004, we recorded special charges of $0.6 million related to staff reductions, $1.1 million related to the 2003 GSA contract cancellation, and $0.1 million related to additional costs incurred as a result of a 2003 employee defalcation.

Income from operations decreased by $1.2 million to $4.9 million for the six months ended June 30, 2005 from $6.1 million for the six months ended June 30, 2004. Income from operations as a percentage of net sales decreased to 0.7% for the six months ended June 30, 2005 from 0.9% for the six months ended June 30, 2004. This decrease was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense decreased due to lower average borrowings outstanding in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Our effective tax rate was 42.5% for the six months ended June 30, 2005 and 38.0% for the six months ended June 30, 2004. The increase was due primarily to state tax loss carryforwards in certain jurisdictions not recognizable as offsets to state tax charges in other jurisdictions.

Net income decreased by $0.9 million to $2.5 million for the six months ended June 30, 2005 from $3.4 million for the six months ended June 30, 2004, principally as a result of the decrease in income from operations. Subsequent to the announcement on July 28, 2005 of our results for the six months ended June 30, 2005, we received additional information in connection with the GSA contract review that indicated an increase of the reserve for fees or penalties assessed from $0.8 million to $1.1 million was required.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures for computer equipment and software used in our business, and during the last three years, earn-out payments required under our 2002 agreement with MoreDirect.

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditure, and other requirements at least for the next twelve months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of approximately $12.0 million and payments on capital and operating lease obligations of approximately $4.0 million. We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and, if necessary, additional borrowings on our bank line of credit.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2005	2004
Net cash provided by operating activities	$23.5	$11.1
Net cash used for investing activities	(9.1)	(7.1)
Net cash used for financing activities	(4.7)	(5.5)

Increase (decrease) in cash and cash equivalents	$9.7	$(1.5)

Cash provided by operations increased in the six months ended June 30, 2005 primarily due to an increase in payables and a decrease in inventory levels, partially offset by an increase in receivables. Recent supply chain initiatives contributed substantially to the reduced inventory levels. Although receivables increased due to increased sales, our overall Days Sales Outstanding for the six months ended June 30, 2005 was unchanged at 41 days from June 30, 2004, and improved from 43 days at March 31, 2005.

At June 30, 2005, we had $84.9 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount included $11.9 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities include our capital expenditures in periods presented, primarily for computer equipment and capitalization of internally-developed software. Additionally, according to the terms of our 2002 agreement with MoreDirect, we used cash to fund earn-out payments due to the former shareholder of MoreDirect. We paid $6.9 million and $11.1 million in earn-out consideration in the six months ending June 30, 2005 and 2004, respectively. The payment made in the six months ended June 30, 2005 was the final payment required under the agreement.

Cash used for financing activities related to decreases in our net borrowings of $4.8 million and $5.6 million under our bank line of credit in the six months ended June 30, 2005 and 2004, respectively.

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

Bank Line of Credit. We recently secured an increased bank line of credit which provides us with a borrowing capacity of up to $50 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” This facility includes an option to increase our borrowings by an additional $20 million at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (6.25% at June 30, 2005). No borrowings were outstanding under this credit facility at June 30, 2005. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $50.0 million at June 30, 2005. The credit facility matures on June 29, 2008, at which time amounts outstanding, if any, become due.

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

Liquidity Table for Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of June 30, 2005 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations(¹)	$10,268	$1,467	$2,677	$2,231	$3,893
Operating lease obligations	5,629	2,603	2,264	762	—

Total	$15,897	$4,070	$4,941	$2,993	$3,893

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

Capital Leases. We have a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership. We also have a three-year lease for certain computer equipment with an unrelated party. These leases require us to make lease payments aggregating from $1.1 million to $1.5 million per year. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. See the above “Liquidity Table for Contractual Obligations” for lease commitments under these leases.

Earn-out Provisions of MoreDirect Agreement. We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we were required to make additional payments to the former shareholder of MoreDirect if certain earnings levels were achieved through December 31, 2004. Earn-out payments aggregating $6.9 million, $11.l million, and $10.8 million were made in 2005, 2004, and 2003, based on MoreDirect’s 2004, 2003, and 2002 earnings, respectively. We made the 2004 earn-out payment of $6.9 million, which represents the final payment required under the agreement, in April 2005.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at June 30, 2005 was 0.2 to 1.0.

•	Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ending March 31, 2006 (loss quarters not counted). Our actual consolidated stockholders’ equity at June 30, 2005 was $169.4 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $5 million of the formula availability which must be held in reserves. As of June 30, 2005, $50.0 million of the facility was available for additional borrowings.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“FAS 154”) which is a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the requirements for the accounting and reporting of accounting changes by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our financial statements.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITIONS

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

In November 2003, we were advised that the GSA canceled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures and the possibility of the sale of unqualified items or underpayment of required fees. The matter has been referred to the Department of Justice for review, and we are cooperating in that review. While we were awarded authorization in August 2004 to resume selling to the federal government under a new GSA schedule, we experienced significant declines in our 2004 and 2005 federal government sales from 2003 levels. Accordingly, our revenues may continue to be adversely impacted as we attempt to regain this business.

We are exposed to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry.

The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, placing larger than typical inventory stocking orders and increasing our participation in first-to-market purchase opportunities. We may also participate in end-of-life-cycle purchase opportunities and market products on a private-label basis, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are taking steps to reduce their inventory exposure by supporting “build-to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us, which could negatively impact our business.

We acquire products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 67% and 63% of our total product purchases in the six months ended June 30, 2005 and 2004, respectively. Among these five vendors, purchases from Ingram Micro, Inc. (“Ingram”) represented 24% and 27% of our total product purchases in the six months ended June 30, 2005 and 2004, respectively. Purchases from Tech Data Corporation (“Tech Data”) comprised 23% and 14% of our total product purchases in the six months ended June 30, 2005 and 2004, respectively. Purchases from Hewlett-Packard Company (“HP”) represented 9% and 11% of our total product purchases in the three months ended June 30, 2005 and 2004, respectively. No other vendor supplied more than 10% of our total product purchases in the six months ended June 30, 2005 and 2004, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at June 30, 2005 was $84.9 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

Some product manufacturers either do not permit us to sell the full line of their products or limit the number of product units available to direct marketers such as us. An element of our business strategy is to continue increasing our participation in first-to-market purchase opportunities. The availability of certain desired products, especially in the direct marketing channel, has been constrained in the past. We could experience a material adverse effect to our business if we are unable to source first-to-market purchase or similar opportunities, or if we face the reemergence of significant availability constraints.

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

Many product suppliers provide us with co-op advertising support, and in exchange, we feature their products in our catalogs. This support significantly defrays our catalog production expense. In the past, we have experienced a decrease in the level of co-op advertising support available to us from certain manufacturers. The level of co-op advertising support we receive from some manufacturers may further decline in the future. Such a decline could decrease our gross margin and increase our SG&A expenses as a percentage of sales and have a material adverse effect on our cash flows.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including an increasing number of Internet retailers. Certain hardware and software vendors, such as HP, Lenovo, and Apple, who provide products to us, are also selling their products directly to end users through their own catalogs and over the Internet. We compete not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

Generally, pricing is very aggressive in the personal computer industry, and we expect pricing pressures to continue. An increase in price competition could result in a reduction of our profit margins. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions, or otherwise. Also, our sales of personal computer hardware products are generally producing lower profit margins than those associated with software products. Such pricing pressures could result in an erosion of our market share, reduced sales, and reduced operating margins, any of which could have a material adverse effect on our business.

The methods of distributing personal computers and related products are changing, and such changes may negatively impact us and our business.

The manner in which personal computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as online shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, HP, and Lenovo, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end users could have a material adverse effect on our results of operations.

We could experience system failures which would interfere with our ability to process orders.

We depend on the accuracy and proper use of our management information systems, including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:

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

We have had an increasing level of sales made over the Internet in part because of the growing use and acceptance of the Internet by end users. No one can be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Sales of computer products over the Internet do not currently represent a significant portion of overall computer product sales. Growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. We cannot accurately predict the rate at which they will do so.

Our success in growing our Internet business will depend in large part upon the development of an infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may overwhelm the existing Internet infrastructure. Our ability to increase the speed with which we provide services to customers and to increase the scope of such services ultimately is limited by, and reliant upon, the speed and reliability of the networks operated by third parties, and these networks may not continue to be developed.

We depend heavily on third-party shippers to deliver our products to customers.

We ship approximately 50% of our products to customers by DHL Worldwide Express (“DHL”), with the remainder being shipped by United Parcel Service, Inc. and other overnight delivery and surface services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

We may experience potential increases in shipping, paper, and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers.

Shipping costs are a significant expense in the operation of our business. Increases in postal or shipping rates and paper costs could significantly impact the cost of producing and mailing our catalogs and shipping customer orders. Postage prices and shipping rates increase periodically, and we have no control over future increases. We have a long-term contract with DHL whereby DHL ships products to our customers. We believe that we have negotiated favorable shipping rates with DHL. We generally invoice customers for shipping and handling charges. There can be no assurance that we will be able to pass on to our customers the full cost, including any future increases in the cost, of commercial delivery services such as DHL.

We also incur substantial paper and postage costs related to our marketing activities, including producing and mailing our catalogs. Paper prices historically have been cyclical, and we have experienced substantial increases in the past. Significant increases in postal or shipping rates and paper costs could adversely impact our business, financial condition, and results of operations, particularly if we cannot pass on such increases to our customers or offset such increases by reducing other costs.

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

We face many uncertainties relating to the collection of state sales and use tax.

We presently collect sales and use tax on sales of products to residents in many states. During the six months ended June 30, 2005, we collected sales and use tax on approximately 20% of our net sales. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business within those states. Moreover, due to our presence on various forms of electronic media and other operational factors, our contacts with many states may exceed the limited contacts involved in the Supreme Court case. We cannot predict the level of contacts that is sufficient to permit a state to impose on us a sales or use tax collection obligation. Two of our competitors have elected to collect sales and use taxes in all states. If the Supreme Court changes its position, or if legislation is passed to overturn the Supreme Court’s decision, or if a court were to determine that our contacts with a state exceed the constitutionality permitted contacts, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in tax liability for past sales as well as price increases to our customers, and could reduce demand for our product.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. No borrowings were outstanding pursuant to our credit agreement as of June 30, 2005. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, no borrowings were outstanding on the credit agreement at June 30, 2005, and the average outstanding borrowings during the six-month period ended June 30, 2005 were not material. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(e)	The following table provides information about purchases by the Company during the quarter ended June 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
04/01/05–04/30/05	—	—	—	$12,714,000
05/01/05–05/31/05	—	—	—	$12,714,000
06/01/05–06/30/05	—	—	—	$12,714,000
Total:	—	—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 4—Submission of Matters to a Vote of Security Holders

At the 2005 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on June 9, 2005, the following matters were acted upon by the stockholders of the Company:

1.	The election of six Directors.

2.	Approval of an amendment to the Company’s 1997 Employee Stock Purchase Plan, as amended, to increase the number of shares of common stock authorized for issuance thereunder from 637,500 to 837,500 shares, representing an increase of 200,000 shares.

3.	The ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of common stock issued, outstanding, and eligible to vote as of the record date of April 22, 2005 was 25,135,721. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

1.	Election of Directors:

Nominees	Votes For	Votes Withheld
Patricia Gallup	23,717,323	1,214,826
David Hall	23,717,310	1,214,839
Bruce Barone	24,770,713	161,436
David Beffa-Negrini	24,768,438	163,711
Joseph Baute	23,715,635	1,216,514
Donald Weatherson	23,472,082	1,460,067

2.	Approval of an amendment to the Company’s 1997 Employee Stock Purchase Plan:

Votes For	Votes Against	Votes Abstained	Unvoted
22,457,067	62,859	6,556	2,405,667

3.	Ratification of the selection of by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year:

Votes For	Votes Against	Votes Abstained
24,880,548	40,579	11,022

Item 6—Exhibits

Exhibit Number		Description

15	*	Letter on unaudited interim financial information.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: August 15, 2005	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: August 15, 2005	By:	/S/ JACK FERGUSON
Jack Ferguson
Treasurer and Interim Chief Financial Officer