Form 10-Q
period 2005-09-30
PC CONNECTION INC
filed 2005-11-14
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of September 30, 2005 was 25,224,048.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2005 and 2004, and the condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

November 11, 2005

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,121	$6,829
Accounts receivable, net	148,641	120,752
Inventories—merchandise	66,944	78,390
Deferred income taxes	3,100	3,039
Income taxes receivable	1,369	1,325
Prepaid expenses and other current assets	3,550	3,644

Total current assets	231,725	213,979

Property and equipment, net	17,577	17,647
Goodwill, net	51,687	51,687
Other intangibles, net	2,776	3,040
Other assets	376	189

Total assets	$304,141	$286,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$404	$373
To third party	407	391
Note payable—bank	7,566	4,810
Accounts payable	96,188	79,709
Accrued expenses and other liabilities	18,890	18,138
Acquisition earn-out obligation	—	6,921

Total current liabilities	123,455	110,342

Capital lease obligations, less current maturities:
To affiliate	5,408	5,715
To third party	501	841
Deferred income taxes	3,587	3,486

Total liabilities	132,951	120,384

Stockholders’ Equity:
Common stock	256	255
Additional paid-in capital	77,686	77,091
Retained earnings	95,534	91,098
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	171,190	166,158

Total liabilities and stockholders’ equity	$304,141	$286,542

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$371,124	$351,265	$1,045,685	$1,014,235
Cost of sales	329,044	311,859	925,907	904,742

Gross profit	42,080	39,406	119,778	109,493
Selling, general, and administrative expenses	37,531	32,765	110,326	94,938
Special charges	853	1,800	853	3,583

Income from operations	3,696	4,841	8,599	10,972
Interest expense	(289)	(334)	(846)	(1,059)
Other, net	25	35	50	136

Income before taxes	3,432	4,542	7,803	10,049

Income tax provision	(1,508)	(1,725)	(3,367)	(3,818)

Net income	$1,924	$2,817	$4,436	$6,231

Weighted average common shares outstanding:
Basic	25,224	25,047	25,170	25,018

Diluted	25,271	25,215	25,275	25,271

Earnings per common share:
Basic	$.08	$.11	$.18	$.25

Diluted	$.08	$.11	$.18	$.25

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares
	Shares	Amount			Shares	Amount	Total
Balance—December 31, 2004	25,462	$255	$77,091	$91,098	(362)	$(2,286)	$166,158
Exercise of stock options, including income tax benefits	92	1	427	—	—	—	428
Issuance of stock under employee stock purchase plan	32	—	168	—	—	—	168
Net income	—	—	—	4,436	—	—	4,436

Balance—September 30, 2005	25,586	$256	$77,686	$95,534	(362)	$(2,286)	$171,190

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$4,436	$6,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,340	5,340
Provision for doubtful accounts	2,790	3,083
Deferred income taxes	40	163
Loss on disposal of fixed assets	41	9
Income tax benefits from exercise of stock options	80	90
Changes in assets and liabilities:
Accounts receivable	(30,679)	17,751
Inventories	11,446	2,726
Prepaid expenses and other current assets	50	1,163
Other non-current assets	(187)	(18)
Accounts payable	16,479	(21,981)
Accrued expenses and other liabilities	752	3,954

Net cash provided by operating activities	10,588	18,511

Cash Flows from Investing Activities:

Purchases of property and equipment	(5,060)	(2,449)
Proceeds from sale of property and equipment	13	3
Payment of acquisition earn-out obligation	(6,921)	(11,095)
Cash escrow distributed for acquisition	—	5,000

Net cash used for investing activities	(11,968)	(8,541)

Cash Flows from Financing Activities:

Proceeds from short-term borrowings	180,800	270,686
Repayment of short-term borrowings	(178,044)	(276,300)
Repayment of capital lease obligations	(600)	(247)
Exercise of stock options	348	76
Issuance of stock under employee stock purchase plan	168	205

Net cash provided by (used for) financing activities	2,672	(5,580)

Increase in cash and cash equivalents	1,292	4,390
Cash and cash equivalents, beginning of period	6,829	2,977

Cash and cash equivalents, end of period	$8,121	$7,367

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (“PC Connection,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet. The operating results for the three and nine months ended September 30, 2005 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2005.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

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

	Three Months Ended	Nine Months Ended
September 30, 2005	$2,406	$6,706
September 30, 2004	2,038	6,484

Advertising Costs and Reimbursements

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximates the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent reimbursements of such specific, incremental, and identifiable costs, are offset against selling, general, and administrative expense on the condensed consolidated statements of income. Advertising reimbursements that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of the advertising expense associated with that program are included in the cost of inventory purchases in accordance with EITF 02-16.

Advertising costs charged to expense were $5,164 and $5,457 for the three months ended September 30, 2005 and 2004, respectively. Gross advertising reimbursements received from vendors were $7,132 and $7,329 for the three months ended September 30, 2005 and 2004, respectively. We included $4,743 and $1,782 of these reimbursements in the cost of inventory purchases for the three months ended September 30, 2005 and 2004, respectively. A lower level of such reimbursements qualified for offset against specific identified costs in 2005.

Advertising costs charged to expense were $17,060 and $15,630 for the nine months ended September 30, 2005 and 2004, respectively. Gross advertising reimbursements received from vendors were $21,113 and $21,304 for the nine months ended September 30, 2005 and 2004, respectively. We included $12,057 and $2,857 of these reimbursements in the cost of inventory purchases for the nine months ended September 30, 2005 and 2004, respectively. The year-over-year difference in the amount of reimbursements offset against cost of sales and inventory is attributable to (1) the refinement we implemented in the third quarter of 2004 in our methods of identifying costs that could be offset pursuant to EITF 02-16, and (2) the lower level of reimbursements that qualified for offset against specific identified costs in 2005.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Goodwill and Other Intangible Assets

Intangible assets subject to amortization, consisting of customer lists, were $1,586 and $1,850 at September 30, 2005 and December 31, 2004, respectively (net of accumulated amortization of $1,234 and $970, respectively). For each of the three-month periods ended September 30, 2005 and 2004, we recorded amortization expense of $88. For each of the nine-month periods ended September 30, 2005 and 2004, we recorded amortization expense of $264.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,	Estimated Amortization Expense
2005	$88	(A)
2006	353
2007	353
2008	353
2009	353
2010 and thereafter	85

(A)	Represents estimated amortization expense for the three months ending December 31, 2005.

We have designated January 1 of each year as the date we perform our annual impairment tests relative to goodwill. This test was completed in the first quarter of 2005, and no impairment was recorded. Additionally, an interim test was performed as of September 30, 2005, and no impairment was recorded.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying condensed consolidated financial statements. Actual results could differ from those estimates.

Stock-Based Compensation

Compensation expense associated with awards of stock or options to employees and directors is measured using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The intrinsic value method requires that compensation expense, if any, be measured by the difference between the fair value of our common stock and the strike price of the option as of a measurement date. This measurement date is generally when both the number of shares and the strike price of the options are determined. Information concerning the impact of the utilization of the fair market value model prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), is shown below.

We did not record any compensation expense under the intrinsic value method in the three and nine months ended September 30, 2005 and 2004. Had we recorded compensation expense using the fair value method under

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

SFAS No. 123, pro forma net income and diluted net income per share for the periods indicated would have been as follows:

	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Net income, as reported	$1,924	$2,817	$4,436	$6,231
Compensation expense, net of taxes, under SFAS No. 123	139	256	421	764
Net income, under SFAS No. 123	1,785	2,561	4,015	5,467
Basic net income per share, as reported	.08	.11	.18	.25
Basic net income per share, under SFAS No. 123.07		.10	.16	.22
Diluted net income per share, as reported	.08	.11	.18	.25
Diluted net income per share, under SFAS No. 123.07		.10	.16	.22

We measured the fair value of options on their grant date using the Black-Scholes option-pricing model. The key weighted-average assumptions we used to apply this pricing model were as follows:

	Three Months Ended				Nine Months Ended
September 30,	2005		2004		2005		2004
Risk-free interest rates	4.01%		3.39%		3.53%		3.08%
Volatility	72.33%		96.14%		75.51%		97.64%
Expected life of option grants	4 year	s	4 year	s	4 year	s	4 year	s
Dividend yield	0%		0%		0%		0%

The weighted-average fair values of the stock options granted in the three months ended September 30, 2005 and 2004 were $3.81 and $4.77, respectively. The weighted-average fair values of the stock options granted in the nine months ended September 30, 2005 and 2004 were $4.51 and $5.60, respectively.

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Numerator:
Net income	$1,924	$2,817	$4,436	$6,231

Denominator:
Denominator for basic earnings per share	25,224	25,047	25,170	25,018
Dilutive effect of employee stock options	47	168	105	253

Denominator for diluted earnings per share	25,271	25,215	25,275	25,271

Earnings per share:
Basic	$.08	$.11	$.18	$.25

Diluted	$.08	$.11	$.18	$.25

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

The following potentially dilutive securities were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Anti-dilutive stock options	1,866	3,615	1,849	2,774

Note 3—New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123(R) is effective for the beginning of the first fiscal year after June 15, 2005 and will be effective for our interim quarter ending March 31, 2006. We are evaluating the two methods of adoption allowed by SFAS 123(R): the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123(R) may materially increase stock compensation expense and decrease net income. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which is a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of accounting changes by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial statements.

Note 4—Segment and Related Disclosures

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by our Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer.

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers, the “Public Sector” segment, which serves federal, state, and local government organizations and educational institutions, and the “Large Account” segment, which serves medium-to-large corporations.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2005 and 2004 is shown below:

	Three Months Ended September 30, 2005
	SMB Segment	Public Sector Segment	Large Acct. Segment
				Eliminations	Consolidated
Sales to external customers	$203,493	$87,249	$80,382	$—	$371,124
Transfers between segments	80,707	—	—	(80,707)	—

Net sales	$284,200	$87,249	$80,382	$(80,707)	$371,124

Operating income before allocations	$13,805	$2,631	$4,346	$(17,086)	$3,696
Allocations	12,491	4,248	347	(17,086)	—

Operating income (loss)	1,314	(1,617)	3,999	—	3,696
Interest and other—net	(185)	(90)	11	—	(264)

Income (loss) before taxes	$1,129	$(1,707)	$4,010	$—	$3,432

Selected Operating Expenses:
Depreciation and amortization	$1,544	$25	$185	$—	$1,754
Special charges	602	251	—	—	853

	Three Months Ended September 30, 2004
	SMB Segment	Public Sector Segment	Large Acct. Segment
				Eliminations	Consolidated
Sales to external customers	$195,943	$77,864	$77,458	$—	$351,265
Transfers between segments	71,281	—	—	(71,281)	—

Net sales	$267,224	$77,864	$77,458	$(71,281)	$351,265

Operating income before allocations	$14,367	$1,488	$4,248	$(15,262)	$4,841
Allocations	10,852	4,006	404	(15,262)	—

Operating income (loss)	3,515	(2,518)	3,844	—	4,841
Interest and other—net	(224)	(87)	12	—	(299)

Income (loss) before taxes	$3,291	$(2,605)	$3,856	$—	$4,542

Selected Operating Expenses:
Depreciation and amortization	$1,595	$29	$177	$—	$1,801
Special charges	280	1,501	19	—	1,800

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

	Nine Months Ended September 30, 2005
	SMB Segment	Public Sector Segment	Large Acct. Segment
				Eliminations	Consolidated
Sales to external customers	$611,114	$199,366	$235,205	$—	$1,045,685
Transfers between segments	183,106	—	—	(183,106)	—

Net sales	$794,220	$199,366	$235,205	$(183,106)	$1,045,685

Operating income before allocations	$39,414	$4,008	$13,375	$(48,198)	$8,599
Allocations	35,854	11,302	1,042	(48,198)	—

Operating income (loss)	3,560	(7,294)	12,333	—	8,599
Interest and other—net	(644)	(186)	34	—	(796)

Income (loss) before taxes	$2,916	$(7,480)	$12,367	$—	$7,803

Selected Operating Expenses:
Depreciation and amortization	$4,688	$107	$545	$—	$5,340
Special charges	602	251	—	—	853

Balance Sheet Data:
Total assets	$192,817	$75,305	$99,927	$(63,908)	$304,141
Goodwill, net	1,173	7,634	42,880	—	51,687

	Nine Months Ended September 30, 2004
	SMB Segment	Public Sector Segment	Large Acct. Segment
				Eliminations	Consolidated
Sales to external customers	$597,425	$195,051	$221,759	$—	$1,014,235
Transfers between segments	176,910	—	—	(176,910)	—

Net sales	$774,335	$195,051	$221,759	$(176,910)	$1,014,235

Operating income before allocations	$43,787	$2,532	$11,585	$(46,932)	$10,972
Allocations	34,636	11,084	1,212	(46,932)	—

Operating income (loss)	9,151	(8,552)	10,373	—	10,972
Interest and other—net	(735)	(217)	29	—	(923)

Income (loss) before taxes	$8,416	$(8,769)	$10,402	$—	$10,049

Selected Operating Expenses:
Depreciation and amortization	$4,728	$84	$528	$—	$5,340
Special charges	677	2,685	221	—	3,583

Balance Sheet Data:
Total assets	$200,457	$71,468	$100,790	$(90,486)	$282,229
Goodwill, net	1,173	7,634	35,959	—	44,766

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Segment (excludes transfers between segments)
SMB	$203,493	$195,943	$611,114	$597,425
Public Sector	87,249	77,864	199,366	195,051
Large Account	80,382	77,458	235,205	221,759

Total	$371,124	$351,265	$1,045,685	$1,014,235

Sales Channel
Outbound Telemarketing and Field Sales	$260,208	$258,784	$733,529	$751,466
Internet Sales	95,361	73,189	259,293	200,553
Inbound Telesales	15,555	19,292	52,863	62,216

Total	$371,124	$351,265	$1,045,685	$1,014,235

Product Mix
Notebooks and PDAs	$71,958	$75,894	$196,423	$212,044
Desktop/Servers	51,730	48,858	151,407	141,351
Storage Devices	32,119	27,635	89,719	80,848
Software	44,875	41,958	125,686	122,683
Net/Com Products	29,023	25,703	81,724	73,661
Printers and Printer Supplies	40,033	37,065	112,147	113,688
Video, Imaging, and Sound	43,753	41,407	124,483	122,668
Memory and System Enhancements	18,152	19,068	53,379	53,528
Accessories/Other	39,481	33,677	110,717	93,764

Total	$371,124	$351,265	$1,045,685	$1,014,235

Substantially all of our net sales for the nine months ended September 30, 2005 and 2004 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in each of those respective periods. All of our assets at September 30, 2005 and December 31, 2004 were located in the United States. Our primary target customers are small- to medium-sized businesses comprised of 20 to 500 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 2% of total net sales in the three and nine months ended September 30, 2005 and 2004. Net sales to the federal government accounted for $22,520, or 6.1% of total net sales for the three months ended September 30, 2005, and $18,230, or 5.2% of total net sales for the three months ended September 30, 2004. Net sales to the federal government accounted for $48,082, or 4.6% of total net sales for the nine months ended September 30, 2005, and $43,698, or 4.3% of total net sales for the nine months ended September 30, 2004.

Note 5—Special Charges

In the three and nine months ended September 30, 2005, we recorded special charges of $853 related to management restructuring costs classified as workforce reductions. In the three months ended September 30, 2004, we recorded special charges of $1,500 related to the General Services Administration (“GSA”) contract

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

cancellation, $8 related to staff reductions, and $292 primarily related to our review of certain calendar year 2000 and 2003 transactions. In the nine months ended September 30, 2004, we recorded special charges of $2,627 related to the GSA contract cancellation, $583 related to staff reductions, and $373 primarily related to our review of certain calendar year 2000 and 2003 transactions.

A rollforward of restructuring reserves for the nine months ended September 30, 2005 is shown below.

	Workforce Reductions	Litigation Matters	GSA Review	Other	Total
Balance December 31, 2004	$249	$200	$724	$15	$1,188
Charges	853	–	–	–	853
Cash payments	(235)	–	(724)	–	(959)
Adjustments	–	–	–	(15)	(15)

Liabilities at September 30, 2005	$867	$200	$–	$–	$1,067

Liabilities at September 30, 2005 and December 31, 2004 are included in accrued expenses and other liabilities on the balance sheet.

Note 6—Acquisition of MoreDirect, Inc.

On April 5, 2002, we completed the acquisition of MoreDirect, Inc. Our Annual Report on Form 10-K for the year ended December 31, 2004 details this transaction. Under the terms of the agreement, MoreDirect’s shareholder continued to be eligible to earn additional consideration based upon MoreDirect achieving targeted levels of annual earnings before income taxes through December 31, 2004. For the years ended December 31, 2004, 2003, and 2002, we paid earn-out consideration owed to MoreDirect’s shareholder of $6,921, $11,095, and $10,829, respectively. The payment for the year ended December 31, 2004, made in April 2005, was the final payment required under this agreement.

Note 7—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. These claims included a patent infringement action filed in the U.S. District Court for the Southern District of Ohio (the “Ohio Action”). The Ohio Action was resolved and the case dismissed on October 31, 2005. In the opinion of management, the outcome of the Ohio Action did not, and the outcome of the other matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, the GSA, in the fourth quarter of 2003, canceled the contract that our subsidiary, GovConnection, Inc. (“GovConnection”), had with that agency. Although the GSA awarded GovConnection a new contract in August 2004, we have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to that agency’s audit. We have reserved $1,050 which we believe is adequate to cover any claims as they relate to payment of fees required under the contract or any penalties assessed. We will continue to evaluate such reserves in light of additional information that comes to our attention.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

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

We have established accruals for certain state tax contingencies when, despite our belief that our tax return positions are fully supported, we believe that certain positions are probable of being successfully challenged. These accruals relate primarily to various state tax jurisdictional issues concerning the nature and extent of our operations and activities in those states. The tax contingency accruals are adjusted in light of changing facts and circumstances. Net decreases in these accruals were $108 and $99 for the three and nine months ended September 30, 2005, respectively. Total tax contingency reserves were $1,098 at September 30, 2005.

Note 8—Bank Borrowing and Trade Credit Arrangements

On June 29, 2005, we secured a new $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $20,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (6.75% at September 30, 2005). The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at September 30, 2005 was 0.1 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $42,434 at September 30, 2005.

Borrowings of $7,566 and $4,810 were outstanding under the respective credit facilities at September 30, 2005 and December 31, 2004. Our new credit facility matures on June 29, 2008, at which time amounts outstanding, if any, become due.

At September 30, 2005 and December 31, 2004, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At September 30, 2005 and December 31, 2004, accounts payable included $7,192 and $8,215, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Note 9— Purchase of Certain Assets of Amherst Technologies, L.L.C.

On October 21, 2005, we completed the acquisition of certain assets of Amherst Technologies, L.L.C. and certain other parties (collectively, “Amherst”) from IBM Credit, LLC (“IBM”), pursuant to a Bill of Sale, entered into between IBM and us, for $7,751,000 in cash. Prior to this transaction, IBM was granted a security interest to the acquired assets by Amherst. The assets we acquired include customer relationships and related intangibles; intellectual property; and miscellaneous furniture, fixtures, and equipment. Most of the acquired assets will be combined with our MoreDirect, Inc. subsidiary to expand its reach into the medium-to-large corporate customer segment and enhance its sales efforts. The remaining assets will be combined with either our PC Connection Sales Corporation subsidiary, which sells to the small- and medium-sized business market, or our ServiceConnection, Inc. subsidiary, which offers value-added IT services and provides back-end services to our sales subsidiaries.

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

As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, the General Services Administration (“GSA”) canceled its contract with GovConnection in November 2003, following its review of that subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. Although we received a new GSA contract in August 2004, we saw a significant year-over-year decline in our federal government sales. Our federal government revenues may continue to be negatively impacted as GovConnection seeks to regain sales under the new GSA contract. This matter is further discussed below in the section entitled “Factors That May Affect Future Results and Financial Condition.”

The primary challenges we face in effectively managing our business are: (1) increasing our revenues while continuing to improve our gross profit margins in all three sales subsidiaries, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general, and administrative (“SG&A”) expenses over a higher sales base. With only moderate growth projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Net sales (in millions)	$371.1	$351.3	$1,045.7	$1,014.2

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	11.3	11.2	11.5	10.8
Selling, general, and administrative expenses	10.1	9.3	10.6	9.4
Special charges	0.2	0.5	0.1	0.3
Income from operations	1.0	1.4	0.8	1.1

Our overall increase in net sales for the above-reported 2005 periods resulted from year-over-year sales growth achieved in all three business segments. Gross margin dollars increased for the quarter partly as a result of increased sales, as overall gross margin rate increased only modestly. SG&A rates increased for the third quarter as a result of higher net advertising expense (and lower levels of offsetable vendor reimbursements pursuant to EITF 02-16—see below), as well as our increased investments in sales systems and service business. For the nine months ended September 30, 2005, the year-over-year increases in our gross margin and SG&A expenses as a percentage of net sales are attributable largely to a reclassification of certain vendor consideration amounts. As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, we revised our estimates in the third quarter of 2004 relating to vendor consideration as a result of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Most product manufacturers provide us with co-op advertising support in exchange for product coverage in our catalogs as well as other advertising promotions. This pronouncement requires that such consideration be recorded as a reduction of cost of sales unless the consideration represents reimbursement for costs incurred for a specific advertising program funded by an individual vendor. In the nine-month periods ended September 30, 2005 and 2004, we reclassified $10.5 million and $1.2 million, respectively, of additional advertising reimbursements in excess of advertising costs incurred from SG&A expenses to cost of sales and inventory. We reclassified $10.3 million and $0.8 million of these respective amounts to cost of sales, and the respective balances were deducted from inventory. Such excess advertising reimbursements had previously been recorded as offsets to SG&A expense.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Business Segment
SMB	55%	56%	58%	59%
Public Sector	23	22	19	19
Large Account	22	22	23	22

Total	100%	100%	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	70%	74%	70%	74
Internet Sales	26	21	25	20
Inbound Telesales	4	5	5	6

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	19%	21%	19%	21%
Desktop/Servers	14	14	14	14
Storage Devices	9	8	9	8
Software	12	12	12	12
Net/Com Products	8	7	8	7
Printers and Printer Supplies	11	11	11	11
Videos, Imaging, and Sound	12	12	12	12
Memory and System Enhancements	5	5	5	6
Accessories/Other	10	10	10	9

Total	100%	100%	100%	100%

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

	Three Months Ended	Nine Months Ended
September 30, 2005	0.65%	0.64%
September 30, 2004	0.58	0.64

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Segment
SMB	12.9%	12.2%	12.5%	11.6%
Public Sector	9.2	9.8	9.7	9.3
Large Account	9.8	10.2	10.3	10.0
Total	11.3%	11.2%	11.5%	10.8%

Consolidated gross margin increased modestly year over year for the third quarter due to the gross margin gain realized in our SMB segment, as both the Public Sector and Large Account segments experienced year-over-year gross margin declines. We continue to focus on improving product margins by increasing add-on sales of accessories and other companion products to system sales and by increasing sales of third-party warranty, installation, and other services. Our increase in gross margin rate for the nine months ended September 30, 2005 was primarily the result of our revised estimates relating to EITF 02-16, as discussed previously. Specifically, on a segment basis for the nine months ended September 30, 2005, our revised estimates relating to EITF 02-16 resulted in year-over-year increases of 1.2% and 0.9%, respectively, in our SMB and Public Sector gross margin rates. Favorable changes in MoreDirect’s customer mix led to a year-over-year increase in our Large Account segment’s margin rate for the nine months ended September 30, 2005.

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Personnel costs	$24.9	$23.2	$73.2	$69.3
Advertising, net	2.8	—	8.0	(2.8)
Facilities operations	2.2	2.3	6.4	7.1
Credit card fees	2.0	1.8	5.7	5.4
Depreciation and amortization	1.8	1.8	5.3	5.3
Bad debts	0.7	0.8	1.9	1.9
Other, net	3.1	2.9	9.8	8.7

Total	$37.5	$32.8	$110.3	$94.9

Percentage of net sales	10.1%	9.3%	10.6%	9.4%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels. Total operating expenses increased for the three and nine months ended September 30, 2005 partly as a result of investments in our sales systems and our service-related business; these included additional personnel and a new advertising brand campaign for our recently formed ServiceConnection, Inc. subsidiary.

For the nine months ended September 30, 2005 and 2004, we recorded gross advertising expense of $17.1 million and $15.6 million, respectively, and received total vendor consideration of $21.1 million and $21.3 million, respectively. We reclassified $12.1 million and $2.9 million of the respective vendor consideration to cost of sales and inventory. As discussed earlier, we revised our estimates used to determine excess vendor advertising in 2004, and accordingly, $10.5 million and $1.2 million of the respective reclassifications for the nine months ended September 30, 2005 and 2004 relate to this revision in our estimates, which accounts for the majority of our year-over-year increase in net advertising expense. Net advertising expense increased also as a result of higher Internet advertising costs and larger catalog circulation in the nine months ended September 30, 2005.

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

Year-Over-Year Comparisons

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Net Sales:
SMB	$203.5	54.8%	$195.9	55.8%	3.9%
Public Sector	87.2	23.5	77.9	22.2	11.9
Large Account	80.4	21.7	77.5	22.0	3.7

Total	$371.1	100.0%	$351.3	100.0%	5.6%

Gross Profit:
SMB	$26.2	12.9%	$23.9	12.2%	9.6%
Public Sector	8.0	9.2	7.6	9.8	5.3
Large Account	7.9	9.8	7.9	10.2	—

Total	$42.1	11.3%	$39.4	11.2%	6.9%

Net sales for the third quarter of 2005 increased compared to the third quarter of 2004 in all three of our segments, as explained by the following:

•	Net sales for our SMB segment increased due to an increase in sales representatives and a 26.2% increase in this segment’s Internet sales. We attribute our higher level of Internet sales to increased Internet advertising and enhancements to our Internet site, as well as a shift by our consumer customers to the Internet channel from our inbound telesales channel. Sales representatives for our SMB segment totaled 410 at September 30, 2005, an increase from 384 at September 30, 2004. Sales productivity decreased modestly year over year due to having a larger percentage of new hires in 2005.

•	Net sales for our Public Sector segment increased due to a 23.5% increase in sales to the federal government and an 8.5% increase in sales to state and local government units and educational organizations. Our increased federal revenues were partly due to the addition of new vendors to our current GSA contract, which was awarded in August 2004 and therefore only in effect for the latter half of the prior year quarter. Our sales to educational customers increased year over year due to customer acquisitions and stronger back-to-school sales. Sales representatives for our Public Sector segment totaled 105 at September 30, 2005, an increase from 104 at September 30, 2004.

•	Net sales for our Large Account segment increased for the seventh consecutive quarter year over year. Average annualized sales productivity increased 11.2% compared to the prior year quarter as its sales representatives increased revenues from existing customers as well as acquired new accounts in the large corporate market. Sales representatives for our Large Account segment totaled 70 at September 30, 2005, down from 73 at September 30, 2004.

Gross profit for the third quarter of 2005 increased compared to the third quarter of 2004 in both dollars and as a percentage of sales, on a consolidated basis, as explained by the following:

•	Gross profit for our SMB segment increased year over year in both dollars and as a percentage of net sales. These increases were primarily the result of a larger percentage of vendor consideration being recorded as a reduction to cost of sales in 2005 as discussed earlier. However, increased competitive pressures and higher freight costs negatively impacted gross profit.

•	Gross profit for our Public Sector segment increased year over year in dollars but decreased as a percentage of net sales. The dollar increase was largely the result of increased vendor consideration associated with higher sales levels. Gross margin rates declined due to competitive pressures experienced in that segment’s state and local government and education markets.

•	Gross profit for our Large Account segment was unchanged year over year but decreased as a percentage of sales. Increased business with certain high-volume low-margin customers, as well as decreased supplier reimbursements, led to its margin decline.

Selling, general, and administrative expenses increased in the third quarter of 2005 and also increased as a percentage of sales as compared to the third quarter of 2004. As noted earlier, these increases were due to higher net advertising expense and increased investments in our sales systems and services business.

We have concentrated our efforts on managing our overall operating costs. Personnel costs generally account for over two-thirds of our SG&A expenses, as shown earlier in the table of SG&A expenses. While we plan to continue our focus on controlling discretionary expenditures, we expect that SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as hiring more experienced outbound sales account managers, improving marketing programs, implementing improvements in our information systems, and developing more responsive and productive systems for our sales organization.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$24.3	11.9%	$20.1	10.2%	20.9%
Public Sector	9.3	10.7	8.7	11.1	6.9
Large Account	3.9	4.9	4.0	5.2	(2.5)

Total	$37.5	10.1%	$32.8	9.3%	14.3%

•

SG&A expenses for our SMB segment increased for the third quarter of 2005 compared to the third quarter of 2004 as result of higher net advertising expense, as well as our investments in our service business and in making our sales support systems more responsive and flexible. Net advertising expense increased due to higher Internet advertising costs and as a result of our reporting a smaller percentage of our 2005 vendor funding as a reduction of SG&A expense. In accordance with EITF 02-16, vendor consideration which cannot be identified to a specific program funded by an individual vendor is recorded as a reduction of cost of sales, and not as a reduction of SG&A expense. In 2005, a greater share of our supplier reimbursements was recorded as a reduction of cost of sales when compared to the third quarter a year ago due to the nature of the funding, which reduced the amount of specific identifiable costs which could be offset.

•	SG&A expenses for our Public Sector segment increased modestly in the third quarter of 2005 and were lower as a percentage of net sales compared to the third quarter of 2004. Similar to the SMB segment, SG&A expense increased due to investments in our service business and in making our sales support systems more responsive and flexible.

•	SG&A expenses for our Large Account segment were largely unchanged in the third quarter of 2005 in dollars and as a percentage of net sales. SG&A expenses for our Large Account segment represent the lowest of our three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

We recorded special charges of $0.9 million related to management restructuring costs, classified as workforce reductions in the three months ended September 30, 2005. A roll forward of special charges for the period presented is shown in the table below (in thousands). There were no changes in estimates for these special charges in any of the periods presented.

	Workforce Reductions	Litigation Matters	Total
Balance June 30, 2005	$109	$200	$309
Charges	853	—	853
Cash payments	(95)	—	(95)

Liabilities at September 30, 2005	$867	$200	$1,067

In the three months ended September 30, 2004, we recorded special charges of $1.5 million related to the 2003 GSA contract cancellation and $0.3 million related to a review of certain calendar year 2000 and 2003 transactions.

Income from operations decreased by $1.1 million to $3.7 million for the third quarter of 2005 from $4.8 million for the third quarter of 2004. Income from operations as a percentage of net sales decreased to 1.0% for the third quarter of 2005 from 1.4% for the third quarter of 2004. This decrease was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense decreased due to lower average borrowings outstanding in the third quarter of 2005 as compared to the third quarter of 2004.

Our effective tax rate was 43.9% for the third quarter of 2005 and 38.0% for the third quarter of 2004. The increase was due primarily to state tax loss carryforwards in certain jurisdictions not recognizable as offsets to state tax charges in other jurisdictions.

Net income decreased by $0.9 million to $1.9 million for the third quarter of 2005 from $2.8 million for the third quarter of 2004, principally as a result of the decrease in income from operations.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Net Sales:
SMB	$611.1	58.4%	$597.4	58.9%	2.3%
Public Sector	199.4	19.1	195.0	19.2	2.3
Large Account	235.2	22.5	221.8	21.9	6.0

Total	$1,045.7	100.0%	$1,014.2	100.0%	3.1%

Gross Profit:
SMB	$76.4	12.5%	$69.3	11.6%	10.2%
Public Sector	19.3	9.7	18.1	9.3	6.6
Large Account	24.1	10.2	22.1	10.0	9.0

Total	$119.8	11.5%	$109.5	10.8%	9.4%

Net sales for the nine months ended September 30, 2005 increased compared to the nine months ended September 30, 2004 due to increases in all three segments, as explained by the following:

•	Net sales for our SMB segment increased due to an increase in sales representatives and the implementation of customer acquisition initiatives, including free shipping for Internet orders above specified order amounts and increased Internet advertising. Sales representatives for our SMB segment totaled 410 at September 30, 2005, an increase from 384 at September 30, 2004.

•	Net sales for our Public Sector segment increased due to a 10.0% year-over-year increase in our federal government revenues, as our sales to state and local government units and educational organizations were level year over year. During the nine months ended September 30, 2005, we added several new vendors to our GSA contract, which was awarded mid-way through the third quarter of 2004 and therefore not in effect for most of the prior year period. Sales representatives for our Public Sector segment totaled 105 at September 30, 2005, an increase from 104 at September 30, 2004.

•	Net sales for our Large Account segment improved as a result of increased sales volumes to existing customers and new account acquisitions, offsetting a decrease in the number of sales representatives. Sales representatives for this segment totaled 70 at September 30, 2005, down from 73 at September 30, 2004.

Gross profit for the nine months ended September 30, 2005 increased in both dollars and gross margin rates in all three sales subsidiaries compared to the nine months ended September 30, 2004, as explained by the following:

•	Gross profit for our SMB segment increased primarily due to a refinement of estimates pursuant to EITF 02-16 used to reclassify excess vendor consideration from SG&A to cost of goods sold. As discussed earlier, we reclassified an additional $7.6 million of vendor consideration to cost of goods sold in the nine-month period ended September 30, 2005 as compared to the nine months ended September 30, 2004. This represents a 1.2% improvement in this segment’s gross margin. Gross margins were negatively impacted by increased shipping costs and tighter competitive pricing pressures, which offset the increased vendor consideration.

•

Gross profit for our Public Sector segment increased in both dollars and as a percentage of sales due primarily to the EITF 02-16 reclassification of $1.8 million of vendor consideration from SG&A to cost of goods sold. This reclassification accounted for the dollar increase and resulted in a 0.9%

improvement in this segment’s gross margin rate. We have implemented margin improvements, which have partially offset this segment’s increasingly competitive pricing pressures. These margin improvement initiatives include increasing add-on sales of accessories and other companion products to our system sales, as well as increasing service revenues.

•	Gross profit for our Large Account segment increased due to corresponding increases in both sales and gross margin rates. The addition of higher margin business, as well as increased supplier reimbursements, contributed to its margin improvement.

Selling, general, and administrative expenses increased for the nine months ended September 30, 2005 and also increased as a percentage of sales as compared to the nine months ended September 30, 2004. As noted earlier, the dollar increase was partly related to the EITF 02-16 reclassification of an additional $9.2 million from SG&A to cost of sales and inventory in our SMB and Public Sector segments.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$72.2	11.8%	$59.5	10.0%	21.3%
Public Sector	26.3	13.2	23.9	12.3	10.0
Large Account	11.8	5.0	11.5	5.2	2.6

Total	$110.3	10.6%	$94.9	9.4%	16.2%

•	SG&A expenses for our SMB segment increased primarily due to an increase in net advertising expense. Net advertising expense increased as a result of the previously discussed vendor consideration reclassification as well as increased Internet advertising costs and higher catalog circulation. Our investments in making our sales support systems more responsive and flexible also contributed to this segment’s SG&A expenses.

•	SG&A expenses for our Public Sector segment increased in the nine months ended September 30, 2005, and were higher as a percentage of net sales compared to the nine months ended September 30, 2004. This segment’s SG&A expenses as a percentage of net sales have been higher the last year as we took steps to retain our experienced federal sales personnel in anticipation of our new GSA contract, which was awarded in August 2004. Our investments in making our sales support systems more responsive and flexible also contributed to this segment’s SG&A expenses.

•	SG&A expenses for our Large Account segment increased in the nine months ended September 30, 2005 in dollars but decreased as a percentage of net sales compared to the nine months ended September 30, 2004. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

We recorded special charges of $0.9 million related to management restructuring costs, classified as workforce reductions in the nine months ended September 30, 2005. A roll forward of special charges for the period presented is shown below.

	Workforce Reductions	Litigation Matters	GSA Review	Other	Total
Balance December 31, 2004	$249	$200	$724	$15	$1,188
Charges	853	—	—	—	853
Cash payments	(235)	—	(724)	—	(959)
Adjustments	—	—	—	(15)	(15)

Liabilities at September 30, 2005	$867	$200	$—	$—	$1,067

In the nine months ended September 30, 2004, we recorded special charges of $2.6 million related to the 2003 GSA contract cancellation, $0.6 million related to staff reductions, and $0.4 million related to our review of certain calendar year 2000 and 2003 transactions.

Income from operations decreased by $2.4 million to $8.6 million for the nine months ended September 30, 2005 from $11.0 million for the nine months ended September 30, 2004. Income from operations as a percentage of net sales decreased to 0.8% for the nine months ended September 30, 2005 from 1.1% for the nine months ended September 30, 2004. This decrease was attributable to the changes in gross margin and SG&A expenses as discussed above.

Interest expense decreased due to lower average borrowings outstanding in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Our effective tax rate was 43.2% for the nine months ended September 30, 2005 and 38.0% for the nine months ended September 30, 2004. The increase was due primarily to state tax loss carryforwards in certain jurisdictions not recognizable as offsets to state tax charges in other jurisdictions.

Net income decreased by $1.8 million to $4.4 million for the nine months ended September 30, 2005 from $6.2 million for the nine months ended September 30, 2004, principally as a result of the decrease in income from operations.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditure, and other requirements at least for the next twelve months. As stated in Note 9 to our condensed financial statements, in October 2005 we paid $7.8 million for the purchase of certain assets of Amherst Technologies, L.L.C. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of approximately $9.0 million and payments on capital and operating lease obligations of approximately $4.0 million. We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and, if necessary, additional borrowings on our bank line of credit.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2005	2004
Net cash provided by operating activities	$10.6	$18.5
Net cash used for investing activities	(12.0)	(8.5)
Net cash provided by (used for) financing activities	2.7	(5.6)

Increase in cash and cash equivalents	$1.3	$4.4

Cash provided by operations in the nine months ended September 30, 2005 decreased primarily due to an increase in receivables, partially offset by an increase in payables and a decrease in inventory from December 31, 2004 levels. Recent supply chain initiatives contributed substantially to the reduced inventory levels. Receivables increased due to higher sales as well as an increase in our overall Days Sales Outstanding (DSO) for the nine months ended September 30, 2005. DSO’s increased to 46 days at September 30, 2005, from 41 days at September 30, 2004, and from 41 days at June 30, 2005, as a result of a higher concentration of sales in the last half of the 2005 third quarter.

At September 30, 2005, we had $96.2 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount included $7.2 million payable to two financial institutions under security agreements to facilitate the purchase of inventory. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities include our capital expenditures in periods presented, primarily for computer equipment and capitalization of internally-developed software. Additionally, according to the terms of our 2002 agreement with MoreDirect, we used cash to fund earn-out payments due to the former shareholder of MoreDirect. We paid $6.9 million and $11.1 million in earn-out consideration in the nine months ending September 30, 2005 and 2004, respectively. The payment made in the nine months ended September 30, 2005 was the final payment required under the agreement.

Cash used for financing activities related to an increase of $2.8 million and a decrease of $5.6 million in our net borrowings under our bank line of credit in the nine months ended September 30, 2005 and 2004, respectively.

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

Bank Line of Credit. We recently secured an increased bank line of credit which provides us with a borrowing capacity of up to $50 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” This facility includes an option to increase our borrowings by an additional $20 million at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (6.75% at September 30, 2005). Borrowings of $7.6 million were outstanding under this credit facility at September 30, 2005. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $42.4 million at September 30, 2005. The credit facility matures on June 29, 2008, at which time amounts outstanding, if any, become due.

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

Liquidity Table for Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of September 30, 2005 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations(1)	$9,901	$1,467	$2,566	$2,260	$3,608
Operating lease obligations	5,156	2,238	2,216	702	—

Total	$15,057	$3,705	$4,782	$2,962	$3,608

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

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

Earn-out Provisions of MoreDirect Agreement. We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we were required to make additional payments to the former shareholder of MoreDirect if certain earnings levels were achieved through December 31, 2004. Earn-out payments aggregating $6.9 million, $11.1 million, and $10.8 million were made in 2005, 2004, and 2003, based on MoreDirect’s 2004, 2003, and 2002 earnings, respectively. We made the 2004 earn-out payment of $6.9 million, which represents the final payment required under the agreement, in April 2005.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at September 30, 2005 was 0.1 to 1.0.

•	Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ending March 31, 2006 (loss quarters not counted). Our actual consolidated stockholders’ equity at September 30, 2005 was $171.2 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $5 million of the formula availability which must be held in reserves. As of September 30, 2005, $42.4 million of the facility was available for additional borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123(R) is effective for the beginning of the first fiscal year after June 15, 2005 and will be effective for our interim quarter ending March 31, 2006. We are evaluating the two methods of adoption allowed by SFAS 123(R): the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123(R) may materially increase stock compensation expense and decrease net income. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which is a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of accounting changes by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial statements.

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

Our results also may vary based on our success of integrating acquisitions into our business, the impact of the costs of acquisitions and integration, and our ability to hire and retain sales representatives and other essential personnel. In addition, customer response rates for our catalogs and other marketing vehicles are subject to variations. The first and last quarters of the year generally have higher response rates while the two middle quarters typically have lower response rates.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 69% and 62% of our total product purchases in the nine months ended September 30, 2005 and 2004, respectively. Among these five vendors, purchases from Ingram Micro, Inc. (“Ingram”) represented 26% and 27% of our total product purchases in the nine months ended September 30, 2005 and 2004, respectively. Purchases from Tech Data Corporation (“Tech Data”) comprised 26% and 13% of our total product purchases in the nine months ended September 30, 2005 and 2004, respectively. Purchases from Hewlett-Packard Company (“HP”) represented 10% and 11% of our total product purchases in the three months ended September 30, 2005 and 2004, respectively. No other vendor supplied more than 10% of our total product purchases in the nine months ended September 30, 2005 and 2004, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at September 30, 2005 was $96.2 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We presently collect sales and use tax on sales of products to residents in many states. During the nine months ended September 30, 2005, we collected sales and use tax on approximately 20% of our net sales. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business within those states. Moreover, due to our presence on various forms of electronic media and other operational factors, our contacts with many states may exceed the limited contacts involved in the Supreme Court case. We cannot predict the level of contacts that is sufficient to permit a state to impose on us a sales or use tax collection obligation. Two of our competitors have elected to collect sales and use taxes in all states. If the Supreme Court changes its position, or if legislation is passed to overturn the Supreme Court’s decision, or if a court were to determine that our contacts with a state exceed the constitutionality permitted contacts, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in tax liability for past sales as well as price increases to our customers, and could reduce demand for our product.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. Borrowings of $7.6 million were outstanding pursuant to our credit agreement as of September 30, 2005. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, no borrowings were outstanding on the credit agreement at September 30, 2005, and the average outstanding borrowings during the nine-month period ended September 30, 2005 were not material. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

As noted in our 2004 Annual Report on Form 10-K, NCR Corporation had previously filed a complaint in the U.S. District Court for the Southern District of Ohio (the “Ohio Action”), alleging patent infringement against us. The Ohio Action was resolved and the case dismissed on October 31, 2005. In the opinion of management, the outcome of this matter did not have a material effect on our financial position, results of operations, and cash flows.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table provides information about purchases by the Company during the quarter ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
07/01/05–07/31/05	—	—	—	$12,714,000
08/01/05–08/31/05	—	—	—	$12,714,000
09/01/05–09/30/05	—	—	—	$12,714,000
Total:	—	—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 5—Other Information

On July 30, 2004, our subsidiary, Merrimack Services Corporation entered into an amendment to its agreement with DHL Express, Inc., dated June 2, 2003. This amendment was effective July 30, 2004 and extended the term of the agreement until September 11, 2006.

Item 6—Exhibits

Exhibit Number	Description

10.1*	Amendment to agreement with DHL Express, Inc., dated July 30, 2004.

15*	Letter on unaudited interim financial information.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Treasurer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: November 14, 2005	By:	/s/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Date: November 14, 2005	By:	/s/ JACK FERGUSON
Jack Ferguson Treasurer and Interim Chief Financial Officer