Form 10-K
period 2005-12-31
PC CONNECTION INC
filed 2006-03-30
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(603) 683-2000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  ☐    NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☐    NO  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2005, based on $6.21 per share, the last reported sale price on the NASDAQ National Market on that date, was $48,601,422.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 17, 2006:

Class	Number of Shares
Common Stock, $.01 par value	25,259,261

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.	Business

GENERAL

We are a national direct marketer of a wide range of information technology products and services, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We operate through three primary business segments: (1) consumers and small- to medium-sized businesses, or SMB, through our PC Connection Sales subsidiaries, (2) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary, and (3) large corporate accounts, or Large Account, through our MoreDirect subsidiary. Our principal customers are SMBs (comprised of 20 to 1,000 employees), governmental agencies and educational organizations, and medium-to-large corporate accounts. We sell products through a combination of outbound telemarketing, field sales, targeted direct mail catalogs, our Internet Web sites, Internet advertising, and in selected computer magazines. We offer a broad selection of over 100,000 products targeted for business use at competitive prices, including products from Acer, Apple Computer, Cisco Systems, Hewlett-Packard, IBM, Lenovo, Microsoft, Sony, Symantec, and Toshiba. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

We are subject to the informational requirements of the Exchange Act, and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or SEC. Such reports and information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation at the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (http://www.sec.gov) that contains such reports and information regarding issuers that file electronically with the SEC. We maintain a Web site with the address www.pcconnection.com. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the VARBusiness 500 for the last five years.

We believe that our consistent customer focus has also resulted in strong brand name recognition and a broad and loyal customer base. At December 31, 2005, our mailing list consisted of approximately 3,600,000 customers, of which approximately 444,000 had purchased products from us within the last twelve months. Approximately 88% of our net sales in the year ended December 31, 2005 were made to customers who had previously purchased products from us. We believe we also have strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

Our business-to-business marketing efforts are targeted to SMBs, government and educational organizations, and medium-to-large corporate accounts. As of December 31, 2005, we employed 618 account managers, including 186 new account managers with less than 12 months of outbound telemarketing experience with us. Account managers are responsible for managing corporate accounts and focus on outbound sales calls to prospective customers. We believe that increasing our sales representatives’ productivity is critical to our future success, and we have increased our investments in this area accordingly.

We publish several catalogs, including PC Connection®, focusing on PCs and compatible products, and MacConnection®, focusing on Apple personal computers and compatible products. We also issue, from time to time, specialty catalogs, including GovConnection catalogs directed to government and education organizations. With colorful illustrations, concise product descriptions, relevant technical information, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software, and other related products. We distributed approximately 27 million catalogs during the year ended December 31, 2005.

We also market our products and services through our Web sites: www.pcconnection.com, www.govconnection.com, www.macconnection.com, and www.moredirect.com. Our Web sites provide customers and prospective customers with product information and enable customers to place electronic orders for products. For the fiscal year 2005, Internet sales processed directly online were $382.9 million, or 26.5% of net sales, compared to 20.3% in 2004. These sales during the fourth quarter of 2005 were $123.7 million, or 31.0% of that quarter’s net sales, compared to 22.0% for the fourth quarter of 2004.

The Internet supports three key business initiatives for us:

•	Customer choice — We have built our business on the premise that our customers should be able to choose how they interact with us, be it by mail, telephone, fax, e-mail, or over the Internet.

•	Lowering transactions costs — Our Web site tools, including robust product search features and Internet Business Accounts, allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call into our Telesales Representatives or Account Managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our Web sites.

•	Leveraging the time of experienced Account Managers — Our investments in technology-based sales and service programs allow our Account Managers more time to build and maintain relationships with our customers and help them to solve their business problems.

Additional financial information regarding our business segments is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

MARKET AND COMPETITION

We generate approximately 58% of our sales from the SMB market, 24% from medium-to-large corporate accounts (Fortune 1000), and 18% from governmental agencies and educational organizations. We estimate the overall U.S. Information Technology market that we serve to be in excess of $200 billion. The largest segment of the market is served by local and regional “value added resellers,” or VARs, many of whom we believe are transitioning from the hardware and software business to IT services, which generally have higher margins.

We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide computing supplier. We have also partnered with third-party technology and telecommunications service providers. We now offer access to the same services and technical expertise to our customers as local and regional VARs, but with more extensive product selection at lower prices.

Intense competition for customers has led manufacturers of PCs and related products to use all available channels, including direct marketers, to distribute products. Certain manufacturers who have traditionally used resellers to distribute their products have established or attempted to establish their own direct marketing operations, including sales through the Internet. Accordingly, we believe that these manufacturers of PCs and related products will continue to provide us and other third-party direct marketers favorable product allocations and marketing support.

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

BUSINESS STRATEGIES

Our objective is to become the principal supplier of information technology products and solutions, including personal computers and related products and services, to our customers. The key elements of our business strategies include:

•	Providing consistent customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. We deliver value to our customers through high-quality service and technical support provided by our knowledgeable, well-trained personnel. We also have efficient delivery programs and offer our customers reasonable return policies.

•	Offering a broad product selection at competitive prices. We offer our customers a wide assortment of information technology products and solutions, including personal computers and related products and networking products, at competitive prices. Our merchandising programs feature products that provide customers with aggressive price and performance and the convenience of one-stop shopping for their personal computer and related needs.

•	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the VARBusiness 500 for the last five years. Our mailing list includes approximately 3,600,000 names, of which approximately 444,000 have purchased products from us during the last 12 months.

•	Maintaining long-standing vendor relationships. We have a history of strong relationships with vendors, and were among the first direct marketers qualified by manufacturers to market computer systems to end users. We provide our vendors with both information concerning customer preferences and an efficient channel for the advertising and distribution of their products.

GROWTH STRATEGIES

Our growth strategies are to increase revenues derived from our penetration of our existing customers, broaden our product offerings, and expand our customer base. The key elements of our growth strategies include:

•	Expanding product and service offerings. We continually evaluate information technology products and services focused on business users, adding new products and services as they become available or in response to customer demand. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices, and believe that the expansion of our corporate outbound marketing program will enhance our access to such product offerings. In addition to using our own inventories, we utilize our distribution and manufacturing suppliers to drop ship products directly to our customers. We drop shipped 44% of our net sales in 2005, compared to 38% in 2004.

•	Increasing outbound telemarketing productivity. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We plan to expand and focus our training and evaluation programs, system enhancements, and sales tools more towards assisting our sales personnel in improving their productivity. As we increase our productivity, we plan to increase the number of our corporate account managers and assign them a greater number of our customers.

•	Expanding electronic commerce channel. Our Web-based catalog provides detailed product descriptions, product search capabilities, and online order processing. This channel provides our customers with a convenient means of shopping with us, and it also allows us to leverage our account managers more effectively. The number of Internet Business Account users grew from 138,000 at December 31, 2004 to approximately 168,000 at December 31, 2005. We plan to further improve online sales capabilities, including product information and customer service and support available on our Web site.

•	Targeting customer segments. Through targeted marketing, we seek to expand the number of our active customers and generate additional sales from these existing customers. We have developed specialty catalogs, as well as standard catalogs with special cover pages, featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server, and networking products.

•	Pursuing strategic acquisitions and alliances. We seek acquisitions and alliances that add new customers, strengthen our product offerings, add management talent, and produce operating results which are accretive to our core business earnings. In 2002, we acquired MoreDirect, a premier e-procurement supplier of IT products for medium-to-large corporate organizations nationwide. In October 2005, we acquired selected assets of Amherst Technologies, and as a result, we added approximately 40 former Amherst sales representatives in the fourth quarter of 2005.

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

We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first. We provide toll-free technical support from 9:00 a.m. through 5:30 p.m. Eastern Time, Monday through Friday. Product support technicians assist callers with questions concerning compatibility, installation, determination of defects, and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service. In-house technicians perform both warranty and non-warranty repair on most major systems and hardware products.

Using our customized information system, we send our customer orders to our distribution center for processing immediately after a customer receives credit approval. Through our Everything Overnight® service, orders accepted up until 2:00 a.m. Eastern Time, (until midnight on most custom-configured systems) are generally shipped for overnight delivery via DHL Worldwide. We also configure approximately 20% of the computer systems we ship from our distribution center. Configuration typically consists of the installation of memory, accessories, and/or software.

MARKETING AND SALES

We sell our products through our direct marketing channels to SMBs, government agencies and educational organizations, and medium-to-large corporate accounts. We seek to be the primary supplier of information technology products and solutions, including personal computers and related products, to our existing customers and to expand our customer base. We use multiple marketing approaches to reach existing and prospective customers, including:

•	outbound telemarketing and field sales;

•	Web and print media advertising;

•	marketing programs targeted to specific customer populations; and

•	catalogs and inbound telesales.

All of our marketing approaches emphasize our broad product offerings, fast delivery, customer support, competitive pricing, and our increasing range of service solutions.

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

Sales Channels.    The following table sets forth our percentage of net sales by sales channel:

	Years Ended December 31,
Sales Channel	2005	2004	2003
Outbound Telemarketing and Field Sales	69%	74%	77%
Online Internet	26	20	16
Inbound Telesales	5	6	7

Total	100%	100%	100%

Outbound Telemarketing and Field Sales.    We seek to build loyal relationships with our potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to a one-on-one relationship with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and other marketing materials designed to meet each customer’s specific IT needs. We pay most of our account managers a base annual salary plus incentive compensation. Incentive compensation is tied to gross profit dollars produced by the individual account manager. Account managers historically have significantly increased productivity after approximately twelve months of training and experience. At December 31, 2005, we employed 618 sales representatives, including 186 with less than twelve months of outbound telemarketing experience with us.

Online Internet. (www.pcconnection.com, www.govconnection.com, www.macconnection.com, and www.moredirect.com)    We provide product descriptions and prices of all products online. Our PC Connection Web site also provides updated information for over 90,000 items and on-screen images for more than 58,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe that our Web sites will be an increasingly important sales source and communication tool for improving customer service.

Inbound Telesales.    Our inbound sales representatives answer customer telephone calls generated by our catalogs and other advertising programs. These representatives also assist customers in making purchasing decisions, process product orders, and respond to customer inquiries on order status, product pricing, and availability. Using our proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information, expediting the ordering process. Our two principal catalogs are PC Connection® for the PC market and MacConnection® for the Apple market. In 2005, we published twelve editions of each. We distribute catalogs to purchasers on our in-house mailing list as well as to other prospective customers. In addition, we distribute specialty catalogs to educational and governmental customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wider assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as developers.

Business Segments.    We conduct our business operations through three primary business segments: (1) SMB, (2) Large Account, and (3) Public Sector.

SMB Segment.    While we continue to generate credit card sales to consumers, our principal target customers in this segment are small-to-medium-sized business customers with 20 to 1,000 employees. Our primary means of marketing to this segment incorporate all three sales channels—outbound telemarketing, primarily to our business customers; inbound telesales, particularly to our consumer group; and online Internet sales to both consumer and business customers.

Large Account Segment.    Through our MoreDirect subsidiary’s custom designed Web-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing, evaluating, purchasing, and tracking a wide variety of IT products and services. MoreDirect’s account managers typically have ten to twenty years of experience and are located strategically across the United States. This allows them to work directly with customers, often on site. MoreDirect generally places all product orders with manufacturers and/or distribution companies for drop shipment directly to its customers.

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

The following table sets forth the relative distribution of our net sales by business segment:

	Years Ended December 31,
Business Segment	2005	2004	2003
SMB	58%	59%	57%
Large Account	24	22	19
Public Sector	18	19	24

Total	100%	100%	100%

Specialty Marketing.    Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, package inserts, fax broadcasts, and electronic mail. We also market call-answering and fulfillment services to certain of our product vendors.

Customers.    We maintain an extensive database of customers and prospects currently aggregating approximately 3,600,000 names. Approximately 88% of our net sales in the year ended December 31, 2005 were made to customers who had previously purchased products from us. Except for sales to the federal government, no single customer accounted for more than 2% of our consolidated revenue in 2005. The loss of any single customer will not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product offerings. We currently offer our customers over 100,000 information technology products designed for business applications from more than 1,000 manufacturers, including hardware and peripherals, accessories, networking products, and software. We select the products that we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. As part of our merchandising strategy, we also offer products related to PCs, such as digital cameras.

The following table sets forth our percentage of net sales (in dollars) of notebooks and personal digital assistants (“PDAs”), desktops and servers, storage devices, software, networking communications products, printers and printer supplies, video, imaging, and sound, memory and system enhancements, and accessories and other products during the years ended December 31, 2005, 2004, and 2003.

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2005	2004	2003
Notebooks and PDAs	18%	21%	20%
Desktops/Servers	14	14	15
Storage Devices	9	8	9
Software	12	12	11
Net/Com Products	8	7	8
Printers and Printer Supplies	11	11	11
Video, Imaging, and Sound	12	12	12
Memory and System Enhancements	5	5	5
Accessories/Other	11	10	9

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

During the year ended December 31, 2005, we purchased approximately 61% of our products from distributors and aggregators and the balance directly from manufacturers. We ship the majority of our purchases directly to our distribution facility in Wilmington, Ohio. During the years ended December 31, 2005, 2004, and 2003, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 26%, 27%, and 22%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 19%, 14%, and 15% of our total product purchases in the years ended December 31, 2005, 2004, and 2003, respectively. Purchases from HP constituted 11%, 11%, and 15% of our total product purchases in 2005, 2004, and 2003, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2005, 2004, and 2003. We believe that alternative sources for products obtained from Ingram Micro, Tech Data, and HP are available to us.

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

DISTRIBUTION

At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products. Orders are transmitted electronically from our Connecticut, Maryland, Massachusetts, New Hampshire, and Texas sales facilities to our Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Through our Everything Overnight® service, orders accepted up until 2:00 a.m. Eastern time, (until midnight on custom-configured systems) are generally shipped for overnight delivery via DHL Worldwide Express. We ship approximately 50% of our orders through DHL. Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. Our MoreDirect subsidiary generally places all product orders with manufacturers and/or distribution companies for drop shipment directly to customers. Order status with distributors is tracked online and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” to reflect the anticipated receipt of products by the customers in the period. Products dropped shipped by suppliers increased from 38% of net sales in 2004 to 44% of net sales in 2005. In future years, we expect that products drop shipped from suppliers will continue to increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

MANAGEMENT INFORMATION SYSTEMS

All of our subsidiaries, except for MoreDirect, use management information systems, principally comprised of applications software running on IBM AS/400 and RS6000 computers and Microsoft Windows 2003-based servers, which we have customized for our use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales, and distribution, and the preparation of daily operating control reports on key aspects of the business. We also operate advanced telecommunications equipment to support our sales and customer service operations. Key elements of the telecommunications systems are integrated with our computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data.

MoreDirect has developed a custom designed Internet-based system, Traxx®, which comprises applications software running on Linux and Sun Solaris servers. This system is an integrated application of sales order processing, integrated supply chain visibility, and full EDI links with major manufacturers’ distribution partners for product information, availability, pricing, ordering, delivery, and tracking, including related accounting functions.

We believe that our customized information systems enable us to improve our productivity, ship customer orders on a same-day basis, respond quickly to changes in our industry, and provide high levels of customer service.

Our success is dependent in large part on the accuracy and proper use of our information systems, including our telephone systems, to manage our inventory and accounts receivable collections, to purchase, sell, and ship our products efficiently and on a timely basis, and to maintain cost-efficient operations. We have undertaken a significant upgrade of our sales processing systems and expect to continually upgrade our information systems to more effectively manage our operations and customer database.

COMPETITION

The direct marketing and sale of information technology products, including personal computers and related products, is highly competitive. We compete with other direct marketers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. We also compete with:

•	certain product manufacturers that sell directly to customers, such as Dell Inc. and Gateway, Inc., as well as some of our own suppliers, such as HP, Lenovo, and Apple;

•	distributors that sell directly to certain customers;

•	various cost-plus aggregators, franchisers, and national computer retailers; and

•	companies with more extensive Web sites and commercial online networks.

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include PC Connection®, GovConnection®, MacConnection®, and MoreDirect®, and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection®, HealthConnection™, Graphics Connection®, and Education Connection®, Your Brands, Your Way, Next Day®, and Epiq PC Systems®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, both with respect to the products we sell and use.

WORK FORCE

As of December 31, 2005, we employed 1,571 persons, of whom 801 were engaged in sales related activities, 165 were engaged in providing IT services and customer service and support, 288 were engaged in purchasing, marketing, and distribution related activities, 95 were engaged in the operation and development of management information systems, and 222 were engaged in administrative and accounting functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a work stoppage since our inception.

Item 1A.	Risk Factors

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

We have experienced variability in sales, and there is no assurance that we will be able to maintain profitable operations.

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	changes in the overall level of economic activity;

•	the condition of the personal computer industry in general;

•	changes in the level of business investment in information technology products;

•	shifts in customer demand for hardware and software products;

•	variations in levels of competition;

•	industry shipments of new products or upgrades;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in response rates;

•	fluctuations in postage, paper, shipping, and printing costs and in merchandise returns;

•	adverse weather conditions that affect response, distribution, or shipping;

•	changes in our product offerings;

•	changes in consumer demand for information technology products; and

•	changes in vendor distribution of products.

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

Despite our August 2004 award of an authorization to sell to the federal government under a new General Services Administration (“GSA”) schedule, our sales to that organization may not regain prior years’ sales levels, which would negatively impact our business.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 67%, 63%, and 63% of our total product purchases in the years ended December 31, 2005, 2004, and 2003, respectively. Among these five vendors, purchases from Ingram represented 26%, 27%, and 22% of our total product purchases in the years ended December 31, 2005, 2004, and 2003, respectively. Purchases from Tech Data comprised 19%, 14%, and 15% of our total product purchases in the years ended December 31, 2005, 2004, and 2003, respectively. Purchases from HP represented 11%, 11%, and 15% of our total product purchases in the years ended December 31, 2005, 2004, and 2003, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2005, 2004, and 2003, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2005 was $114.4 million.

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

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including CDW Corporation, Insight Enterprises, Inc., and Dell Inc., who are much larger than we are. Certain hardware and software vendors, such as HP, Lenovo, and Apple, who provide products to us, are also selling their products directly to end users through their own catalogs and over the Internet. We compete not only for customers, but also for co-op advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

Our management information systems require continual upgrades to most effectively manage our operations and customer database. We are currently in the midst of a major upgrade to our sales processing system. Although we maintain some redundant systems, with full data backup, a substantial interruption in management information systems or in telephone communication systems, including those resulting from natural disasters as well as power loss, telecommunications failure, and similar events, would substantially hinder our ability to process customer orders and thus could have a material adverse effect on our business.

We rely on the continued development of electronic commerce and Internet infrastructure development.

We have had an increasing level of sales made over the Internet in part because of the growing use and acceptance of the Internet by end users. No one can be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Sales of computer products over the Internet represent a significant and increasing portion of overall computer product sales. Growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. We cannot accurately predict the rate at which they will do so.

Our success in growing our Internet business will depend in large part upon the development of an infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may overwhelm the existing Internet infrastructure. Our ability to increase the speed with which we provide services to customers and to increase the scope of such services ultimately is limited by, and reliant upon, the speed, reliability, and cost-effectiveness of the networks operated by third parties, and these networks may not continue to be developed or be available at prices consistent with our required business model.

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

We presently collect sales and use tax on sales of products to residents in many states. During the year ended December 31, 2005, we collected sales and use tax on approximately 19% of our net sales. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business within those states. Moreover, due to our presence on various forms of electronic media and other operational factors, our contacts with many states may exceed the limited contacts involved in the Supreme Court case. We cannot predict the level of contacts that is sufficient to permit a state to impose on us a sales or use tax collection obligation. Two of our competitors have elected to collect sales and use taxes in all states. If the Supreme Court changes its position, or if legislation is passed to overturn the Supreme Court’s decision, or if a court were to determine that our contacts with a state exceed the constitutionality permitted contacts, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in tax liability for past sales as well as price increases to our customers, and could reduce demand for our product.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the first quarter of 2007 and the fourth quarter of 2009, respectively. We also operate telemarketing centers in Keene and Portsmouth, New Hampshire; Marlborough, Massachusetts; Rockville, Maryland; Fairfield, Connecticut; and Boca Raton, Florida. We also opened a new sales office in Addison, Texas during the first quarter of 2006. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that existing distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months and beyond.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2005 to a vote of security holders.

Executive Officers of PC Connection

The executive officers of PC Connection and their ages as of March 17, 2006 are as follows:

Name	Age	Position
Patricia Gallup	51	Chairman, President, and Chief Executive Officer
Robert F. Wilkins	44	Executive Vice President
Peter J. Cannone	40	Senior Vice President, Sales Subsidiaries
Jack L. Ferguson	67	Vice President, Treasurer and Chief Financial Officer
Bradley G. Mousseau	54	Vice President, Human Resources

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

Robert F. Wilkins has served as Executive Vice President of PC Connection since January 2000. Mr. Wilkins served as President of PC Connection Sales Corporation from January 2000 to December 2001. Mr. Wilkins served as Senior Vice President of Sales and Marketing from January 1999 to January 2000 and Senior Vice President of Merchandising and Product Management from January 1998 to January 1999. From December 1995 to January 1998, Mr. Wilkins served as Vice President of Merchandising and Product Management. On March 30, 2006, Mr. Wilkins resigned from the Company.

Peter J. Cannone has served as Senior Vice President, Sales Subsidiaries since August 2005. Mr. Cannone served as President of our subsidiary, PC Connection Sales Corporation, from January 2004 to August 2005 and served as Vice President of PC Connection Sales Corporation from April 2003 to January 2004. Mr. Cannone served as President of AAI Distribution from February 2002 to November 2002. Mr. Cannone served as Vice President of PC Connection Sales Corporation from August 1999 to February 2002.

Jack L. Ferguson has served as Vice President and Chief Financial Officer since December 2005 and as Treasurer since November 1997. Mr. Ferguson served as Interim Chief Financial Officer from October 2004 to December 2005 and as Director of Finance from December 1992 to November 1997. Prior to joining PC Connection, Mr. Ferguson was a partner with Deloitte & Touche LLP.

Bradley G. Mousseau has served as Vice President, Human Resources since January 2000. Prior to joining PC Connection, Mr. Mousseau served as Vice President of Global Workforce Strategies for Systems & Computer Technology Corporation (SCT) from April 1997 to January 2000.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

PC Connection’s Common Stock commenced trading on March 3, 1998 on the Nasdaq National Market under the symbol “PCCC.” As of March 17, 2006, there were 25,259,261 shares outstanding of our common stock held by approximately 115 stockholders of record and 2,991 beneficial holders.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq National Market.

2005	High	Low
Quarter Ended:
December 31	$6.70	$5.10
September 30	7.19	5.05
June 30	8.60	4.95
March 31	10.17	5.52

2004
Quarter Ended:
December 31	$10.00	$6.66
September 30	7.74	6.21
June 30	8.64	6.52
March 31	10.90	6.45

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Our secured credit agreement contains restrictions that may limit our ability to pay dividends in the future.

Share Repurchase Authorization

We announced on March 28, 2001, that our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. We have repurchased an aggregate of 362,267 shares for $2.3 million as of December 31, 2005, which are reflected as treasury stock on the consolidated balance sheet. Our current bank line of credit dated June 29, 2005, however, limits additional repurchases to $10 million without bank approval of higher amounts. We did not repurchase any shares of our common stock in the year ended December 31, 2005.

Item 6.	Selected Financial Data

The following selected financial and operating data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share and selected operating data)
Statement of Operations Data:
Net sales	$1,444,297	$1,353,834	$1,312,891	$1,191,497	$1,186,217
Cost of sales	1,280,701	1,201,780	1,175,212	1,062,311	1,054,631

Gross profit	163,596	152,054	137,679	129,186	131,586
Selling, general, and administrative expenses	151,981	132,729	124,824	121,964	117,610
Special charges (1)	2,127	5,232	1,929	1,636	2,204

Income from operations	9,488	14,093	10,926	5,586	11,772
Interest expense	(1,447)	(1,385)	(1,305)	(1,152)	(1,179)
Other, net	89	152	117	513	1,307

Income before income taxes	8,130	12,860	9,738	4,947	11,900
Income tax provision	(3,683)	(4,556)	(3,850)	(1,700)	(4,521)

Net income	$4,447	$8,304	$5,888	$3,247	$7,379

Basic net income per share	$.18	$.33	$.24	$.13	$.30

Diluted net income per share	$.18	$.33	$.23	$.13	$.30

Selected Operating Data:
Catalogs distributed	27,467,000	31,125,000	31,525,000	28,765,000	41,683,000
Orders entered (2)	1,439,000	1,281,000	1,333,000	1,243,000	1,265,000
Average order size (2)	$1,166	$1,230	$1,169	$1,119	$1,116

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance Sheet Data:
Working capital	$100,893	$103,637	$96,883	$91,289	$120,442
Total assets	337,705	286,542	310,605	268,682	243,645
Short-term debt:
Current maturities of capital lease obligations:
To affiliate	416	373	334	200	171
To third party	412	391	—	—	—
Notes payable	19,975	4,810	5,614	—	1,000
Long-term debt:
Capital lease obligations, less current maturities:
To affiliate	5,299	5,715	6,088	6,421	6,621
To third party	396	841	—	—	—
Total stockholders’ equity	171,399	166,158	157,189	150,144	146,762

(1)	Our 2005 special charges consist of $1,071 for the cost of workforce reductions and $1,056 incurred related to the temporary retention of certain Amherst employees and facilities subsequent to the purchase of certain assets of Amherst Technologies. Our 2004 special charges consist of $860 for the cost of workforce reductions, $101 for the remaining uninsured portion of a 2003 employee defalcation, $3,559 related to our review of the 2003 General Services Administration (“GSA”) contract cancellation and costs related to securing a new schedule, $512 in professional fees related to a review of certain prior year rebate-related transactions, and $200 related to a proposed litigation settlement. Our 2003 special charges consist of $407 for the cost of workforce reductions, $1,130 for an uninsured portion of an employee defalcation, and $392 for an internal review of GovConnection’s GSA contract cancellation. Our 2002 special charges consist of $886 for the cost of workforce reductions and $750 for costs relating to the Microsoft settlement. Our 2001 special charges consist of $1,510 for the cost of workforce reductions and $694 for costs relating to a proposed acquisition that was abandoned.
(2)	Does not reflect cancellations or returns.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

PC Connection is a national direct marketer of a wide range of IT products and services—including computer systems, software and peripheral equipment, networking communications, and other products, and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, configuration, installation, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) our Web sites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.

The primary challenges we face in effectively managing our business are (1) increasing our revenues while improving our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general, and administrative (“SG&A”) expenses over a higher sales base. With only moderate growth projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins.

We enjoyed a modest improvement in sales productivity (average annualized sales per sales representative) in 2005 compared to the prior year and have made significant investments in our sales training programs and information systems in anticipation of further productivity gains in the latter half of 2006. We also launched in the fourth quarter of 2005 our “Core 1” sales training program with the goal of improving sales representatives’ retention and productivity. Increasing our sales representatives’ productivity will remain a key corporate challenge for the upcoming year. We also invested in our services business in 2005 in anticipation of migrating our business from a product-centered to solution-oriented model.

As previously reported, the General Services Administration, or GSA, cancelled its contract with GovConnection in November 2003, following its review of that subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. Although we were awarded a new GSA contract in August 2004, we have experienced significant declines in our 2004 and 2005 federal government sales from 2003 levels. Our federal government revenues may continue to be negatively impacted as GovConnection seeks to regain sales under the new GSA contract. This matter is further discussed in the section entitled “Factors That May Affect Future Results and Financial Condition” in Item 1A of Part I of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated information derived from our statements of income expressed as a percentage of net sales.

	Years Ended December 31,
	2005	2004	2003
Net sales (in millions)	$1,444.3	$1,353.8	$1,312.9

Net sales	100.0%	100.0%	100.0%
Gross profit	11.3	11.2	10.5
Selling, general, and administrative expenses	10.5	9.8	9.5
Special charges	0.1	0.4	0.2
Income from operations	0.7	1.0	0.8

Our overall increase in 2005 net sales resulted from year-over-year sales growth achieved in all three business segments. The year-over-year increases in our gross margin and SG&A expenses as a percentage of net sales are attributable largely to the inclusion of additional vendor consideration amounts as reductions to cost of sales. Most product manufacturers provide us with co-op advertising support in exchange for product coverage in our catalogs as well as other advertising promotions. As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, we revised our estimates in the third quarter of 2004 relating to vendor consideration as a result of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). This pronouncement requires that such consideration be recorded as a reduction of cost of sales unless the consideration represents reimbursement for costs incurred for a specific advertising program funded by an individual vendor. In the years ended December 31, 2005 and 2004, we recorded $14.5 million and $5.4 million, respectively, of additional advertising reimbursements in excess of advertising costs incurred as reductions to cost of sales and inventory. We recorded $14.3 million and $4.9 million of these respective amounts as offsets to cost of sales, and the respective balances reduced inventory. Such excess advertising reimbursements had previously been recorded as offsets to SG&A expense. This 2004 revision resulted in increases, on a consolidated basis, of 1.0% and 0.4% in both gross margin and SG&A expenses as a percentage of net sales for 2005 and 2004, respectively. SG&A expenses also increased as a result of increased investments in 2005 related to our improvements to our sales systems and our service-related business. As a result of these investments, we expect to see increases in both retention and productivity in our sales representatives in the latter half of 2006.

Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Years Ended December 31,
	2005	2004	2003
Business Segment
SMB	58%	59%	57%
Large Account	24	22	19
Public Sector	18	19	24

Total	100%	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	69%	74%	77%
Online Internet	26	20	16
Inbound Telesales	5	6	7

Total	100%	100%	100%

Product Mix
Notebooks and PDAs	18%	21%	20%
Desktop/Servers	14	14	15
Storage Devices	9	8	9
Software	12	12	11
Net/Com Products	8	7	8
Printers and Printer Supplies	11	11	11
Video, Imaging, and Sound	12	12	12
Memory and System Enhancements	5	5	5
Accessories/Other	11	10	9

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2005	2004	2003
Segment
SMB	12.4%	12.2%	11.2%
Large Account	10.0	10.2	11.3
Public Sector	9.6	9.4	8.2
Total	11.3%	11.2%	10.5%

Consolidated gross margin increased modestly year over year in 2005 due to the gross margin gain realized in our SMB and Public Sector segments, as the Large Account segment experienced a slight year-over-year gross margin decline. Our increase in gross margin rate for the year ended December 31, 2005 was primarily the result of our revised estimates relating to EITF 02-16, as discussed previously. Specifically, on a segment basis for the year ended December 31, 2005, our revised estimates relating to EITF 02-16 resulted in increases of 1.4% and 1.1%, respectively, in our SMB and Public Sector gross margin rates. We continue to focus on improving product margins by increasing add-on sales of accessories and other companion products to system sales and by increasing sales of third-party warranty, installation, and other services. Excluding the effect of EITF 02-16, gross margins decreased in 2005 primarily as the result of increased competitive pressures, as described more fully below.

We continue to focus on generating more gross profit dollars per transaction and on increasing gross margin. Our efforts to preserve and improve product margins include:

•	Increasing our higher-margin sales of third-party warranty, installation, and other services;

•	Maximizing higher-valued vendor incentive programs; and

•	Increasing sales productivity.

Gross margin on sales to corporate accounts that purchase at volume discounts is generally lower than gross margins on consumer or smaller business sales. Gross margin on sales to Public Sector customers has historically been lower than that for commercial sales. However, the gross profit dollar contribution per Public Sector and Large Account order is generally higher as average order sizes are usually larger. We believe that sales to Large Account and Public Sector customers will continue to represent a growing portion of our business mix in future periods. We also expect the increasing migration of customers to our web sites to continue the increase in the percentage of online Internet sales, which generally have higher margins.

Gross margins also vary by product mix. Sales of notebooks and PDAs accounted for 18% of our overall sales in 2005, a decrease from 21% in 2004. The decrease in these two product lines served to increase our overall gross margin rates. Sales of computer systems (including desktops, servers, and notebooks) result in a relatively high dollar sales order and generally provide the largest gross profit dollar contribution per order of all our products. However they usually yield the lowest gross margin percentage.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor consideration adjustments, including those pursuant to EITF 02-16. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in selling, general, and administrative expenses. Accordingly, our gross margins may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such costs, as a percentage of net sales for the years reported, are as follows:

Years Ended December 31,
2005	2004	2003
0.62%	0.64%	0.69%

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2005	2004	2003
Personnel costs	$100.6	$93.5	$89.7
Advertising, net	11.4	0.9	(4.4)
Facilities operations	8.4	9.3	9.4
Credit card fees	7.8	7.4	7.6
Depreciation and amortization	7.2	7.1	8.4
Bad debts	2.7	2.4	3.1
Other–net	13.9	12.1	11.0

Total	$152.0	$132.7	$124.8

Percentage of net sales	10.5%	9.8%	9.5%

We have concentrated our efforts on managing our overall operating costs. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as enhancing our sales training, improving marketing programs, and deploying next generation technology to support the sales organization.

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels. Total operating expenses increased year over year in 2005 partly as a result of investments in our sales systems and our service-related business; these included incremental expenditures related to training, customer acquisition programs, and other marketing initiatives.

Most product manufacturers provide us with co-op advertising support in exchange for product coverage in our catalogs as well as other advertising promotions. EITF 02-16, which addresses the income classification of vendor consideration, became effective for the periods beginning January 1, 2003. This pronouncement requires that such consideration be recorded as a reduction of cost of sales unless the consideration represents reimbursement for costs incurred for a specific advertising program funded by an individual vendor. For the years ended December 31, 2005, 2004, and 2003, we recorded advertising expense of $23.2 million, $22.5 million, and $22.8 million, respectively. For the years ended December 31, 2005, 2004, and 2003, we received total vendor advertising funding of $28.6 million, $29.1 million, and $29.4 million, respectively. We recorded $16.7 million, $7.5 million, and $2.2 million of these reimbursements as reductions to cost of sales and inventory in 2005, 2004, and 2003, respectively. As discussed earlier, we revised our estimates used to determine excess vendor advertising in 2004, and accordingly, $14.5 million and $5.4 million of the respective 2005 and 2004 amounts referred to above relates to this revision in our estimates. Our net advertising expense was accordingly higher in those two years. Although the level of vendor co-op advertising support available to us from certain manufacturers has declined, and may decline further in the future, the overall level of co-op advertising support has remained consistent with our levels of spending for catalog and other advertising programs. We believe that the overall levels of co-op advertising support available over the next twelve months will be consistent with our planned advertising programs.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales increased 6.7% to $1,444.3 million in 2005 from $1,353.8 million in 2004 as we experienced increases in all three business segments. Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$834.6	57.8%	$802.3	59.3%	4.0%
Large Account	347.5	24.1	298.5	22.0	16.4
Public Sector	262.2	18.1	253.0	18.7	3.6

Total	$1,444.3	100.0%	$1,353.8	100.0%	6.7%

Gross Profit:
SMB	$103.7	12.4%	$98.0	12.2%	5.8%
Large Account	34.6	10.0	30.3	10.2	14.2
Public Sector	25.3	9.6	23.8	9.4	6.3

Total	$163.6	11.3%	$152.1	11.2%	7.6%

•	Net sales for our SMB segment increased due to a modest increase in the number of sales representatives employed in 2005 while maintaining sales productivity. Sales representatives for the SMB segment totaled 411 at December 31, 2005, up from 405 at December 31, 2004. Net sales for our SMB segment also increased due the implementation of customer acquisition initiatives, including increased Internet advertising, which contributed to our 25% year-over-year increase in SMB Internet sales in 2005.

•	Net sales for our Large Account segment increased due to an improvement in average sales productivity per account manager and as a result of our acquisition in October 2005 of certain assets of Amherst Technologies LLC, or the Amherst Transaction. Our fourth quarter sales of 2005 included $25 million of revenues generated by former Amherst sales representatives who joined this segment. Sales representatives for the Large Account segment totaled 100 at December 31, 2005, up from 69 at the end of 2004. This segment’s productivity increase resulted from increased penetration of our existing customer base, as well as the addition of new accounts.

•	Net sales for our Public Sector segment increased due to a 6.2% year-over-year increase in our federal government revenues, as our sales to state and local government units and educational organizations were level year over year. During the year ended December 31, 2005, we added several new vendors to our GSA contract, which was awarded in the third quarter of 2004 and therefore not in effect for most of the prior year. Sales representatives for our Public Sector segment totaled 107 at December 31, 2005 and 2004.

Gross profit increased in all three business segments as shown by the above, whereas the gross margin percentage of net sales improved for our SMB and Public Sector segments.

•	Gross profit for our SMB segment increased primarily due to a refinement of estimates, made in the third quarter of 2004, pursuant to EITF 02-16, which required the transfer of additional vendor consideration from SG&A to cost of sales. For the year ended December 31, 2005, we recorded $11.4 million of additional vendor consideration as a reduction to cost of sales, compared to $4.7 million in 2004. These offsets resulted in gross margin increases of 1.4% and 0.6% of net sales for 2005 and 2004, respectively. Gross margins were otherwise negatively impacted by increased shipping costs and tighter competitive pricing pressures, which partly offset the increased vendor consideration.

•	Gross profit for our Large Account segment increased due to an increase in sales as explained above. Gross margin rates decreased modestly in this highly competitive large enterprise segment. We targeted a select group of high-value customers in the latter half of 2005, which partly accounted for the sales increase but also adversely impacted gross margin rates.

•	Gross profit for our Public Sector segment increased in both dollars and as a percentage of sales due primarily to our recording additional vendor consideration, pursuant to EITF 02-16, as a reduction to cost of sales in 2005 compared to the prior year. For the year ended December 31, 2005, we recorded $2.9 million of additional vendor consideration as a reduction to cost of sales, compared to $0.2 million in 2004. These offsets resulted in gross margin increases of 1.1% and 0.1% of net sales for 2005 and 2004, respectively. Similar to SMB, increased shipping costs and tighter competitive pricing pressures negatively impacted this segment’s gross margin rates.

Selling, general, and administrative expenses increased in both dollars and as a percentage of sales in 2005 from 2004.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Years Ended December 31,				% Change
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$98.8	11.8%	$85.3	10.6%	15.8%
Large Account	17.9	5.2	15.5	5.2	15.5
Public Sector	35.3	13.5	31.9	12.6	10.7

Total	$152.0	10.5%	$132.7	9.8%	14.5%

•	SG&A expenses for our SMB segment increased year over year, and were higher as a percentage of net sales in 2005 compared to 2004, primarily due to an increase in net advertising expense. Net advertising expense increased as a result of the previously discussed change in estimates for vendor consideration as well as increased Internet advertising costs. Our investments in making our sales support systems more responsive and flexible also contributed to this segment’s SG&A expenses.

•	SG&A expenses for our Large Account segment increased year over year, but remained flat as a percentage of net sales in 2005 compared to the prior year. The dollar increase resulted partly from the additional sales representatives added from our Amherst Transaction. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

•	SG&A expenses for our Public Sector segment increased year over year, and were higher as a percentage of net sales in 2005 compared to 2004. Net advertising expense increased as a result of the previously discussed change in estimates for vendor consideration. This segment’s SG&A expenses as a percentage of net sales also continue to be higher than its historical trend due to our retention of experienced federal sales personnel while we continue to rebuild our federal business. (See “Factors That May Affect Future Results and Financial Condition” for further discussion of this topic.) Our investments in making our sales support systems more responsive and flexible also contributed to this segment’s SG&A expenses.

Special charges totaled $2.1 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. A roll forward of special charges for the two years ended December 31, 2005 is shown below (in thousands of dollars). There were no significant changes in estimates in any of the periods presented.

	Workforce Reductions	Amherst Transaction	Employee Defalcation	GSA Review	Other	Total
Balance December 31, 2003	$113	$—	$—	$237	$—	$350
Charges	860	—	101	3,559	712	5,232
Cash payments	(724)	—	(101)	(3,072)	(497)	(4,394)

Balance December 31, 2004	249	—	—	724	215	1,188

Charges	1,071	1,056	—	—	—	2,127
Cash payments	(454)	(924)	—	(724)	(200)	(2,302)
Adjustments					(15)	(15)

Balance December 31, 2005	$866	$132	$—	$—	$—	$998

The 2005 Amherst Transaction charges relate primarily to the temporary retention of certain Amherst employees and facilities while we integrated this business. The 2004 charges for the employee defalcation represent the loss sustained by one of our commercial subsidiaries in excess of the amount covered by insurance. The 2004 charges for the GSA contract review represent costs of our review relating to the cancellation by the GSA in late 2003 of its contract with our subsidiary, GovConnection, and costs related to securing a new GSA schedule, which was awarded in August 2004. The other charges in 2004 include $200 accrued as an estimated liability in a patent infringement case, which we settled in 2005, and $512 in professional fees relating to our review of certain calendar year 2000 and 2003 transactions.

Income from operations decreased by $4.6 million to $9.5 million for the year ended December 31, 2005 from $14.1 million compared to 2004. MoreDirect, our Large Account segment, accounted for $16.8 million and $14.6 million of our income from operations in 2005 and 2004, respectively. Excluding MoreDirect, we incurred a loss from operations of $7.3 million for 2005 and $0.5 million for 2004, primarily as the result of the losses incurred in our Public Sector segment and the lower gross margin in our SMB segment, after excluding the effect of EITF 02-16.

Income from operations as a percentage of net sales decreased from 1.0% in 2004 to 0.7% in 2005. This decrease was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense was $1.4 million in both 2005 and 2004. Interest expense was unchanged in 2005 as higher interest rates in 2005 were offset by lower borrowings as compared to 2004.

Our effective tax rate was 45.3% for 2005 and 35.4% for 2004. This year-over-year increase was due primarily to the tax benefits of state tax loss carryforwards in certain jurisdictions not recognizable as offsets to state tax charges in other jurisdictions, and to certain non-deductible expenses. We anticipate that our effective tax rate will be approximately 39% in 2006 due to anticipated changes in mix of state income taxes to which we are subject.

Net income decreased by $3.9 million to $4.4 million in 2005 from $8.3 million in 2004, principally as a result of the decrease in income from operations.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales increased 3.1% to $1,353.8 million in 2004 from $1,312.9 million in 2003. Our SMB and Large Account segments both increased, offsetting the decrease in our Public Sector’s sales. Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$802.3	59.3%	$744.4	56.7%	7.8%
Large Account	298.5	22.0	247.9	18.9	20.4
Public Sector	253.0	18.7	320.6	24.4	(21.1)

Total	$1,353.8	100.0%	$1,312.9	100.0%	3.1%

Gross Profit:
SMB	$98.0	12.2%	$83.4	11.2%	17.5%
Large Account	30.3	10.2	28.0	11.3	8.2
Public Sector	23.8	9.4	26.3	8.2	(9.5)

Total	$152.1	11.2%	$137.7	10.5%	10.5%

•	Net sales for our SMB segment increased due to the increase in the number of sales account managers employed in 2004 while maintaining sales productivity. Sales representatives for the SMB segment totaled 405 at December 31, 2004, up from 378 at December 31, 2003. Sales productivity was flat in 2004 compared to 2003 because we implemented company-wide gross margin improvement initiatives in early 2004. As discussed below, these initiatives inhibited our sales growth as we refrained from low-margin sales but resulted in improved over-all operating margins.

•	Net sales for our Large Account segment increased due to an improvement in average sales productivity per account manager. IT spending grew at a faster pace for our large Fortune 1000 customers than those of our other two business segments. Sales account managers for the Large Account segment totaled 69 at December 31, 2004, down from 85 at the end of 2003. This reduction in headcount resulted from a planned reduction in under-performing sales representatives.

•	Net sales for our Public Sector segment decreased due primarily to a 58.5% decrease in sales to the federal government. Our federal government sales decreased from the prior year due to the late 2003 cancellation of our GSA contract described previously. Although we were issued a new GSA contract in August 2004, it was too late into the federal buying season to recover this business. However, sales to state and local governmental and educational institutions (“SLED”) increased 14.7% due to improvement in average sales productivity per account manager. Sales account managers for the Public Sector segment totaled 107 at December 31, 2004, up from 104 at December 31, 2003. The headcount mix between our federal and SLED account managers was unchanged from year to year due to our investment decision to maintain our federal account managers despite the nine month absence of our GSA contract.

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

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Year Ended December 31,				% Change
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$85.3	10.6%	$82.3	11.1%	3.6%
Large Account	15.5	5.2	14.0	5.6	10.7
Public Sector	31.9	12.6	28.5	8.9	11.9

Total	$132.7	9.8%	$124.8	9.5%	6.3%

•	SG&A expenses for the SMB segment increased slightly in 2004, while decreasing as a percentage of net sales from 2003. This segment has a relatively fixed cost structure, and the increase in its 2004 net sales resulted in a lower expense rate for this year. As discussed earlier, in 2004 we revised our estimates relating to vendor consideration as a result of EITF 02-16 and reclassified in our SMB segment $5.4 million of advertising reimbursements in excess of advertising costs from SG&A expense to cost of goods sold and inventory. The resulting net increase in advertising expenses was the primary reason for our increased expense on a dollar basis but was partially offset by decreases in depreciation expense and bad debt expense.

•	SG&A expenses for the Large Account segment increased on a dollar basis but decreased as a percentage of net sales. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

•	The Public Sector segment’s SG&A expenses increased in 2004 but were significantly higher as a percentage of net sales from 2003. The significant decrease in our federal sales described above accounted for the increase in this segment’s SG&A expense as a percentage of sales. We retained our experienced sales personnel in anticipation of our new GSA contract, which was awarded in August 2004.

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

The charges for the employee defalcation represent the loss sustained by one of our commercial subsidiaries in excess of the amount covered by insurance. The charges for the GSA contract review represent costs of our review relating to the GSA contract cancellation in late 2003 and costs related to securing a new GSA schedule, which was awarded in August 2004. The other charges in 2004 include $200 accrued as an estimated liability in a patent infringement case currently in litigation and $512 in professional fees relating to our review of certain calendar year 2000 and 2003 transactions. We concluded our review of these transactions in October 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, and recently the Amherst Transaction.

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for 2006 to consist primarily of capital expenditures of $4.0 to $5.0 million and payments on capital and operating lease obligations of approximately $5.0 million. We expect to meet our cash requirements for 2006 through a combination of cash on hand, cash generated from operations and, if necessary, additional borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2005 we had approximately $9.8 million in unrestricted accounts.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•	Credit Facilities. As of December 31, 2005, we had drawn $20.0 million of our $50.0 million bank line of credit. This line of credit can be increased, at our option, to $70.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$9.6	$13.3	$3.3
Net cash used for investing activities	(21.7)	(8.9)	(8.3)
Net cash provided by (used for) financing activities	15.0	(0.5)	6.2

Increase in cash and cash equivalents	$2.9	$3.9	$1.2

Cash provided by operating activities decreased in 2005 but increased in 2004. The primary reasons for the decrease in 2005 were a decrease in net earnings before depreciation and an increase in receivables, partially offset by an increase in payables. The increase in 2004 resulted primarily from an increase in net earnings before depreciation and a decrease in receivables, partially offset by a decrease in payables.

At December 31, 2005, we had $114.4 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $12.3 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased significantly in 2005. These activities include our capital expenditures in the three years presented, primarily for computer equipment and capitalization of internally-developed software. Our 2002 acquisition of MoreDirect required earn-out payments due to the former shareholder of MoreDirect. These payments totaled $6.9 million, $11.1 million, and $10.8 million in 2005, 2004 and 2003, respectively. Additionally, in October 2005 we consummated the Amherst Transaction, which accounted for $7.8 million of the use of cash in 2005.

Cash provided by financing activities in 2005 related to an increase in our net borrowings of $15.2 million under our bank line of credit, whereas there was a decrease in our net borrowings by $0.8 million in 2004. Our 2003 financing activities consisted primarily of an increase in net borrowings of $5.6 million.

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

Bank Line of Credit.    We secured from our current bank an increased line of credit in June 2005 to provide us with a borrowing capacity of up to $50.0 million. In addition, we have the option to increase the facility an additional $20.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Amounts outstanding under this facility were $20.0 million at December 31, 2005. Approximately $17.0 million of this amount bear interest at Eurodollar Rates ($10.0 million at 5.11% and $7.0 million at 5.36%). The balance bears interest at the prime rate (7.25% at December 31, 2005). Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $30.0 million at December 31, 2005.

This facility, which matures in June 2008, operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings under the line are classified as current.

Inventory Trade Credit Agreements.    We have security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $12.3 million as of December 31, 2005, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations.    The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2005 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations (1)	$9,533	$1,467	$2,464	$2,279	$3,323
Operating lease obligations	7,742	3,172	3,551	1,019	—

Total	$17,275	$4,639	$6,015	$3,298	$3,323

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Capital Leases.    We have a 15-year lease for our corporate headquarters with an affiliated company related through common ownership. We also have a three-year lease for certain computer equipment with an unrelated party. We are required to make lease payments aggregating from $1.0 million to $1.5 million per year. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

Operating Leases.    We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. See “Contractual Obligations” above for lease commitments under these leases.

Earn-out Provisions of MoreDirect Merger Agreement.    We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we were required to make additional payments to the MoreDirect shareholder if certain earnings levels were achieved through December 31, 2004. Earn-out payments aggregating $6.9 million, $11.1 million, and $10.8 million were made in 2005, 2004, and 2003, respectively, based on MoreDirect’s 2004, 2003, and 2002 earnings, respectively.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit.    Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which the Company and all of its subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at December 31, 2005 was 1.2 to 1.0.

•	Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ending March 31, 2006 (loss quarters not counted). Our actual consolidated stockholders’ equity at December 31, 2005 was $171.4 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $5 million of the formula availability which must be held in reserves. As of December 31, 2005, $30.0 million of the facility was available for additional borrowings.

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

We believe that our accounting policies described below fit the definition of “critical accounting policies.” We have reviewed our policies for the year ended December 31, 2005 and determined that they remain our most critical accounting policies.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment manufacturers directly to our customers and receive agency fees for such transactions. We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer.

Net amounts included in revenue for such service contracts and agency sales transactions were $7.3 million, $5.8 million, and $5.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Vendor Consideration

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. We also receive vendor co-op advertising funding for our catalogs and other programs. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying specific, incremental, and identifiable costs, are offset against selling, general, and administrative expense on the consolidated statements of income. Advertising reimbursements that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are recorded as reductions to cost of inventory purchases in accordance with EITF 02-16. The level of allowances received from certain merchandise vendors has declined in past years and may do so again. Such a decline could have a material impact on gross margin and operating income.

Inventories – Merchandise

Inventories (all finished goods) consisting of software packages, computer systems, peripheral equipment, and consumer electronics are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-salable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions. This could negatively impact our earnings. Our obsolescence charges have historically ranged between $6.0 million and $7.0 million per annum. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

Contingencies

From time to time we are subject to potential claims and assessments from third parties. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” In 2003, we were subject to audit by the GSA. While we have accrued an estimate of our anticipated liability in the financial statements, such estimate is subject to change based on incremental findings by the government auditors. Any such change in estimate will impact both our results of operations and our cash flows.

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

We also have granted stock options to our employees. In general, such grants since 1998 have been made at the current fair value of our stock and accordingly, given that we account for option awards under APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), no compensation charge has been recorded. In previous years, most specifically those years prior to our initial public offering, there was a difference between the strike price of the option and the then current fair value of the stock. This difference resulted in a fixed and determinable compensation charge. In December 2005, we accelerated the vesting of certain stock options. This acceleration was undertaken to minimize recognition of compensation expense in future years in anticipation of the adoption of SFAS 123(R) in 2006, as discussed below. (See “Note 11—Stockholders’ Equity” of our “Notes to Consolidated Financial Statements” for further discussion.) We did not, however, modify option grants in a manner that would cause either re-measurement of the awards or the commencement of variable accounting.

As described in the notes to the financial statements, pro-forma disclosure has been provided as if we applied the fair value methodology to option awards. The recognition of compensation for awards, as will be required upon the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) for our interim quarter ending March 31, 2006, will have an adverse effect on our earnings. For the years 2006 through 2009, we expect to record $0.6 million, $0.5 million, $0.3 million, and $0.1 million, respectively, for the remaining unvested options held by officers from grants greater than 20,000 shares.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123(R) is effective for the beginning of the first fiscal year after June 15, 2005 and will be effective for our interim quarter ending March 31, 2006. SFAS 123(R) allows the choice between two methods of adoption: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123(R) may materially increase stock compensation expense and decrease net income. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. We have adopted the provisions of SFAS 123(R) effective January 1, 2006, using the modified prospective approach.

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

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We had $20.0 million in borrowings outstanding pursuant to the credit agreement as of December 31, 2005. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, $20.0 million in borrowings were outstanding on the credit agreement at December 31, 2005, and the average outstanding borrowings during the year were $7.5 million. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On November 11, 2005, our subsidiary Merrimack Services Corporation entered into a four-year amendment to its lease with EWE Warehouse Investments V, LTD. for property located in Wilmington, Ohio. The lease, one of two that we have for our Wilmington distribution center, was effective December 1, 2005 and requires a monthly payment of $40,533.

On December 12, 2005, our subsidiary GovConnection, Inc. entered into a three-year amendment with Metro Park I, LLC for office property located in Rockville, Maryland. The lease commences April 1, 2006 and requires a monthly payment of $16,781 in year one of the lease, $17,284 in year two, and $17,803 in year three.

On March 30, 2006, Robert F. Wilkins, Executive Vice President, resigned from the Company. The Company intends to enter into a separation agreement under which Mr. Wilkins will receive a total of $430,000, payable in equal bi-weekly payments over a period of 52 weeks. A copy of Mr. Wilkins’s employment agreement was filed previously by the Company with the Securities and Exchange Commission.

Mr. Wilkins will be retained as a consultant by the Company following his separation. Under the terms of the consulting agreement, Mr. Wilkins will earn between $264,000 and $304,000 over a period of one year.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information included under the headings, “Executive Officers of PC Connection” in Item 4 of Part I hereof and “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on May 24, 2006 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2005. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

Item 13.	Certain Relationships and Related Transactions

The information included under the heading “Certain Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information included under the heading “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report:

(1)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document.

(2)	Consolidated Financial Statement Schedule:

The following Consolidated Financial Statement Schedule, as set forth below, is filed with this report:

Schedule	Page Reference
Schedule II—Valuation and Qualifying Accounts	F-28

All other schedules have been omitted because they are either not applicable or the relevant information has already been disclosed in the financial statements.

(3)	Supplementary Data

Not applicable.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.4(1)	Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
9.1(1)	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2(1)	1993 Incentive and Non-Statutory Stock Option Plan, as amended.
10.3(1)	1997 Stock Incentive Plan.
10.4	Amended and Restated 1997 Employee Stock Purchase Plan, as amended
10.5(18)	PC Connection, Inc. Discretionary Bonus Plan.
10.6(1)	Employment Agreement between the Registrant and Robert F. Wilkins, dated December 23, 1995.
10.7(4)	Amendment to Employment Agreement between the Registrant and Robert F. Wilkins dated December 23, 1995.
10.8(1)	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.9	Separation Agreement by and between PC Connection, Inc. and Kenneth A. Grady, dated November 28, 2005.
10.10(1)	Agreement between the Registrant and Ingram Micro, Inc., dated October 30, 1997, as amended.
10.11(11)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
10.12(11)

Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.13(11)

Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.14(11)

Acknowledgement, Waiver and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc. and IBM Credit LLC.

10.15

Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc. and IBM Credit LLC.

10.16

Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, Inc., GovConnection, Inc., and MoreDirect, Inc. and IBM Credit LLC.

10.17(15)

Second Amended and Restated Credit and Security Agreement, dated June 29, 2005, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., Merrimack Services Corporation, PC Connection Sales Corporation, PC Connection Sales of Massachusetts, Inc. and MoreDirect, Inc., each as guarantors

10.18(6)	Agreement and Plan of Merger, dated March 25, 2002, by and among PC Connection, Inc., Boca Acquisition Corp., MoreDirect, Inc. and the stockholders of MoreDirect, Inc. set forth on Schedule 1 thereto.

Exhibits
10.19(7)

Amendment No. 1 to the Agreement and Plan of Merger, dated April 5, 2002, by and among PC Connection, Inc., Boca Acquisition Corp., MoreDirect, Inc., Russell Madris, the sole stockholder of MoreDirect, Inc. and Michael Diamant, James Garrity, and Scott Madris.

10.20(16)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.
10.21(10)(+)	National Account Agreement between Airborne Express, Inc. and Merrimack Services Corporation d/b/a PC Connection Services, dated June 2, 2003.
10.22(17)	Amendment to agreement with DHL Express, Inc., dated July 30, 2004.
10.23(1)	Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in Marlow, New Hampshire.
10.24(4)	Amendment, dated January 1, 1999, to the Lease Agreement between the Registrant and Gallup & Hall Partnership, dated June 1, 1987, as amended for property located in Marlow, New Hampshire.
10.25(8)	Lease between Merrimack Services Corporation and Audio Accessories, Inc., dated November 1, 2002, for property located at Mill Street, Marlow, New Hampshire.
10.26(1)	Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.
10.27(8)

Amendment, dated June 1, 2002, to the Lease Agreement between Merrimack Services Corporation and Gallup & Hall, dated May 1, 1997, for property located at 442 Marlboro Street, located in Keene, New Hampshire.

10.28(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.
10.29(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.30(1)	Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1998, for property located at 450 Marlboro Street, Keene, New Hampshire.
10.31(4)	Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.
10.32(12)

Amendment, dated September 7, 2004, to the Lease Agreement between Merrimack Services Corporation and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.

10.33(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 24, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.
10.34(4)

Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated July 31, 1998, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.35(8)

Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD, dated June 26, 2000, for property located at Old State Route 73, Wilmington, Ohio.

10.36(13)

Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.37(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.
10.38(5)

Amendment, dated June 19, 2001, to the Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and Merrimack Services Corporation for property located at Old State Route 73, Wilmington, Ohio.

10.39(11)

Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD, as amended June 19, 2001, for property located at Old State Route 73, Wilmington, Ohio.

10.40

Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD, as amended April 24, 2003, for property located at Old State Route 73, Wilmington, Ohio.

Exhibits
10.41(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.
10.42(4)	Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates for property located in Rockville, Maryland.
10.43(4)

Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated November 1, 1996, as amended for property located in Rockville, Maryland.

10.44(4)

Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Industrial Associates, dated March 31, 1998, as amended for property located in Rockville, Maryland.

10.45(8)

Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection (formerly known as ComTeq Federal, Inc.) and Rockville Office/Industrial Associates, dated March 31, 1998, as amended for property located in Rockville, Maryland.

10.46	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. Metro Park I, LLC, dated December 14, 2003, for property located in Rockville, Maryland.
10.47(4)	Lease between Merrimack Services Corporation and Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.
10.48(9)	Lease between GovConnection, Inc. and Fairhaven Investors Limited Partnership, dated April 30, 2003, for property located at 2150 Post Road, Fairfield, Connecticut.
10.49(14)	Amendment, dated April 14, 2005, to the Lease Agreement between GovConnection, Inc. and Fairhaven Investors Limited Partnership, dated May 1, 2003, for property located in Fairhaven, Connecticut.
10.50(12)	Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.
10.51(13)	Lease between MoreDirect, Inc. and Boca Technology Center, LLC, dated February 14, 2005, for property located in Boca Raton, Florida.
10.52(13)	Sublease between Merrimack Services Corporation and 222 International, LP, dated March 4, 2005, for property located in Portsmouth, New Hampshire.
10.53	Lease between MoreDirect, Inc. and RMC Midway Walnut, LP, dated January 06, 2006, for property located at 14295 Midway Road, Addison, Texas.
10.54	Lease between PC Connection Sales of Massachusetts, Inc. and RMC Midway Walnut, LP, dated January 06, 2006, for property located at 14295 Midway Road, Addison, Texas.
10.55	Summary of Compensation for Executive Officers.
10.56	Summary of Compensation for Non-Employee Directors.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.

(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on April 1, 2002.
(7)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, dated April 5, 2002.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(9)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 13, 2003.
(10)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File number 0-23827, filed November 20, 2003.
(11)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(12)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(13)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2005.
(14)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 16, 2005.
(15)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on July 6, 2005.
(16)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(17)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 14, 2005.
(18)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 30, 2005.
(+)	Confidential treatment requested for this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 30, 2006

	By:	/S/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PATRICIA GALLUP Patricia Gallup	Chairman and Chief Executive Officer	March 30, 2006

/S/ JACK FERGUSON Jack Ferguson	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/S/ BRUCE BARONE Bruce Barone	Director	March 30, 2006

/S/ JOE BAUTE Joe Baute	Director	March 30, 2006

/S/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 30, 2006

/S/ DAVID HALL David Hall	Director	March 30, 2006

/S/ DONALD WEATHERSON Donald Weatherson	Director	March 30, 2006

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

While we have not performed our first formal assessment of internal control over financial reporting called for by the Public Company Accounting Oversight Board Standard No. 2, we believe the Company maintains an effective internal control structure. It consists, in part, of an organization with clearly defined lines of responsibility and delegation of authority, comprehensive systems, and control procedures. We believe that this structure provides reasonable assurance that transactions are executed in accordance with management authorization and accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP, an independent registered public accounting firm, is retained to audit the Company’s consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Patricia Gallup	Jack L. Ferguson
President and	Vice President, Treasurer and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Boston, Massachusetts

March 30, 2006

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$9,770	$6,829
Accounts receivable, net	162,525	120,752
Inventories–merchandise	75,374	78,390
Deferred income taxes	3,769	3,039
Income taxes receivable	1,742	1,325
Prepaid expenses and other current assets	4,219	3,644

Total current assets	257,399	213,979
Property and equipment, net	17,700	17,647
Goodwill, net	56,820	51,687
Other intangibles, net	5,427	3,040
Other assets	359	189

Total Assets	$337,705	$286,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$416	$373
To third party	412	391
Note payable–bank	19,975	4,810
Accounts payable	114,413	79,709
Accrued expenses and other liabilities	21,290	18,138
Acquisition earn-out obligation	—	6,921

Total current liabilities	156,506	110,342
Capital lease obligations, less current maturities:
To affiliate	5,299	5,715
To third party	396	841
Deferred income taxes	4,105	3,486

Total Liabilities	166,306	120,384

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 25,622 and 25,462 issued, 25,259 and 25,100 outstanding at December 31, 2005 and December 31, 2004, respectively	256	255
Additional paid-in capital	77,884	77,091
Retained earnings	95,545	91,098
Treasury stock at cost	(2,286)	(2,286)

Total Stockholders’ Equity	171,399	166,158

Total Liabilities and Stockholders’ Equity	$337,705	$286,542

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales	$1,444,297	$1,353,834	$1,312,891
Cost of sales	1,280,701	1,201,780	1,175,212

Gross profit	163,596	152,054	137,679
Selling, general, and administrative expenses	151,981	132,729	124,824
Special charges	2,127	5,232	1,929

Income from operations	9,488	14,093	10,926
Interest expense	(1,447)	(1,385)	(1,305)
Other, net	89	152	117

Income before taxes	8,130	12,860	9,738
Income tax provision	(3,683)	(4,556)	(3,850)

Net income	$4,447	$8,304	$5,888

Earnings per common share:
Basic	$.18	$.33	$.24

Diluted	$.18	$.33	$.23

Shares used in computation of earnings per common share:
Basic	25,184	25,028	24,713

Diluted	25,281	25,269	25,114

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance, January 1, 2003	24,997	$250	$75,274	$76,906	(362)	$(2,286)	$150,144

Exercise of stock options, including income tax benefits	257	2	728	—	—	—	730
Issuance of stock under employee stock purchase plan	88	1	426	—	—	—	427
Net income and comprehensive income	—	—	—	5,888	—	—	5,888

Balance, December 31, 2003	25,342	253	76,428	82,794	(362)	(2,286)	157,189

Exercise of stock options, including income tax benefits	47	1	259	—	—	—	260
Issuance of stock under employee stock purchase plan	73	1	404	—	—	—	405
Net income and comprehensive income	—	—	—	8,304	—	—	8,304

Balance, December 31, 2004	25,462	255	77,091	91,098	(362)	(2,286)	166,158

Exercise of stock options, including income tax benefits	96	1	447	—	—	—	448
Issuance of stock under employee stock purchase plan	64	—	312	—	—	—	312
Acceleration of certain stock options	—	—	34	—	—	—	34
Net income and comprehensive income	—	—	—	4,447	—	—	4,447

Balance, December 31, 2005	25,622	$256	$77,884	$95,545	(362)	$(2,286)	$171,399

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$4,447	$8,304	$5,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,197	7,127	8,363
Deferred income taxes	(111)	632	(888)
Provision for doubtful accounts	3,993	4,280	2,953
Loss on disposal of fixed assets	43	8	41
Acceleration of certain stock options	34	—	—
Changes in assets and liabilities:
Accounts receivable	(45,766)	19,305	(11,976)
Inventories	3,016	1,750	(27,661)
Prepaid expenses and other current assets	(992)	870	(1,267)
Other non-current assets	(170)	19	126
Accounts payable	34,704	(32,829)	27,045
Income tax benefits from exercise of stock options	82	97	349
Accrued expenses and other liabilities	3,152	3,755	328

Net cash provided by operating activities	9,629	13,318	3,301

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,572)	(2,804)	(2,517)
Purchase of intangible asset	(475)	—	—
Proceeds from sale of property and equipment	13	3	2
Payments of acquisition earn-out obligations	(6,921)	(11,095)	(10,829)
Payment for acquisition	(7,779)	—	—
Cash escrow distributed for acquisition	—	5,000	5,000

Net cash used for investing activities	(21,734)	(8,896)	(8,344)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	320,379	369,285	238,259
Repayment of short-term borrowings	(305,214)	(370,089)	(232,645)
Repayment of capital lease obligations	(797)	(334)	(199)
Exercise of stock options	366	163	381
Issuance of stock under employee stock purchase plan	312	405	427

Net cash provided by (used for) financing activities	15,046	(570)	6,223

Increase in cash and cash equivalents	2,941	3,852	1,180
Cash and cash equivalents, beginning of year	6,829	2,977	1,797

Cash and cash equivalents, end of year	$9,770	$6,829	$2,977

Supplemental Cash Flow Information:
Interest paid	$1,188	$1,155	$899
Income taxes paid	3,960	2,819	6,065
Acquisition earn-out obligation, net of adjustments	—	6,423	11,560
Purchase of assets through capital lease obligation	—	1,232	—

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a national direct marketer of a wide range of information technology products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We operate through three primary business segments: (1) consumers and small- to medium-sized businesses, or SMB, through our PC Connection Sales subsidiaries, (2) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary, and (3) large corporate accounts, or Large Account, through our MoreDirect subsidiary.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB—destination specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer.

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

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been classified as “net sales.” Costs related to such shipping and handling billings are classified as “cost of sales.”

Revenue for third party service contracts is recorded on a net sales recognition basis because we do not assume the risks and rewards of ownership in these transactions. For such contracts, we evaluate whether the sales of such services should be recorded as gross sales or net sales as required under the guidelines described in Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Under gross sales recognition, we are the primary obligor, and the entire selling process is recorded in sales with our cost to the third party service provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third party service provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment manufacturers directly to our customers and receive agency fees for such transactions. We do not take title to the products in these transactions; title is passed directly from the supplier to our customer.

Net amounts included in revenue for such service contracts and agency sales transactions were $7,279, $5,797, and $4,960 for the years ended December 31, 2005, 2004, and 2003, respectively.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor consideration adjustments, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in selling, general, and administrative expenses. Total direct operating expenses relating to these functions included in selling, general, and administrative expenses for the years ended December 31, 2005, 2004, and 2003 are shown below:

Years Ended December 31,
2005	2004	2003
$8,911	$8,684	$9,112

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $ 4,189 and $2,845 at December 31, 2005 and 2004, respectively.

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

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. Allowances from product rebates that require certain volumes of product sales or purchases are recorded only after the related milestones are met.

Advertising Costs and Reimbursements

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximates the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of such specific, incremental, and identifiable costs, are offset against selling, general, and administrative expense on the consolidated statements of income. Advertising reimbursements that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are included in the cost of inventory purchases in accordance with EITF 02-16.

Advertising costs charged to expense were $23,207, $22,494, and $22,764 for the respective years ended December 31, 2005, 2004, and 2003. Total advertising reimbursements received from vendors were $28,582, $29,119, and $29,430 for the respective years ended December 31, 2005, 2004, and 2003. We recorded $16,725, $7,498, and $2,247 of these reimbursements as reductions to cost of sales or inventory in the respective years ended December 31, 2005, 2004, and 2003.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for both financial and income tax reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software, is capitalized and amortized over lives ranging from three to five years, except that certain capitalized internally developed software is expensed for income tax reporting purposes. Depreciation is provided using the straight-line method for property. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives. We periodically evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows, and recognize an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. We did not recognize any impairments in 2005, 2004, or 2003.

Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill, which is not amortized; (2) indefinite lived intangibles, which consist of certain trademarks that are not subject to amortization; and (3) amortizing intangibles, which consist of customer lists and a licensing agreement, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 2 describes SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the annual impairment methodology that we employ on January 1 of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of a year should an event occur which suggests that the recoverability of goodwill should be challenged. Non-amortizing intangibles are also subject to annual impairment tests.

Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles, are written down to their respective fair values.

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

During the years ended December 31, 2005, 2004, and 2003, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 26%, 27%, and 22%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 19%, 14%, and 15% of our total product purchases in 2005, 2004, and 2003, respectively. Purchases from Hewlett-Packard Company constituted 11%, 11%, and 15% of our total product purchases in 2005, 2004, and 2003, respectively. No other vendor supplied more than 10% of our total product purchases in 2005, 2004, or 2003.

No single customer, other than the federal government, accounted for more than 2% of total net sales in 2005. Net sales to the federal government in 2005, 2004, and 2003 were $68,924, $64,900, and $156,600, or 4.8%, 4.8%, and 11.9% of total net sales, respectively.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
Numerator:
Net income	$4,447	$8,304	$5,888

Denominator:
Denominator for basic earnings per share	25,184	25,028	24,713
Dilutive effect of employee stock options	97	241	401

Denominator for diluted earnings per share	25,281	25,269	25,114

Earnings per share:
Basic	$.18	$.33	$.24

Diluted	$.18	$.33	$.23

The following unexercised stock options were excluded from the computation of diluted earnings per share for years ended December 31, 2005, 2004, and 2003 because the exercise prices of the options were generally greater than the average market price of the common shares during the respective periods:

	2005	2004	2003
Anti-dilutive stock options	1,830	1,426	1,516

Stock-Based Compensation

Compensation expense associated with awards of stock or options to employees and directors is measured using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The intrinsic value method requires that compensation expense, if any, be measured by the difference between the fair value of our common stock and the strike price of the option as of a measurement date. This measurement date is generally when both the number of shares and the strike price of the options are determined. Information concerning the impact of the utilization of the fair market value model prescribed by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) is shown below.

We recorded $34 of compensation expense in 2005 under the intrinsic value method, but did not record any compensation expense in 2004 or 2003. The 2005 expense resulted from the acceleration of vesting of certain options discussed in Note 11. Had we recorded compensation expense using the fair value method under SFAS 123, pro forma net income and diluted net income per share for the years ended December 31 would have been as shown below. Of the 2005 pro forma compensation expense, approximately $1,211, net of taxes, resulted from this vesting acceleration.

	2005	2004	2003
Net income, as reported	$4,447	$8,304	$5,888
Compensation expense, net of taxes, included in net income as reported	19	—	—
Compensation expense, net of taxes, under SFAS 123	2,310	1,110	1,877
Net income, under SFAS 123	2,156	7,194	4,011
Basic net income per share, as reported	.18	.33	.24
Basic net income per share, under SFAS 123.09		.29	.16
Diluted net income per share, as reported	.18	.33	.23
Diluted net income per share, under SFAS 123.09		.28	.16

We measured the fair value of options on their grant date using the Black/Scholes option-pricing model. The key weighted-average assumptions we used to apply this pricing model were as follows:

	2005	2004	2003
Risk-free interest rates	3.99%	3.08%	3.20%
Volatility	81.0%	94.5%	68.6%
Expected life of option grants	5.0 years	4.0 years	4.0 years
Dividend yield	0%	0%	0%

Share Repurchase Authorization

We announced on March 28, 2001, that our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. We have repurchased an aggregate of 362,267 shares for $2,286 as of December 31, 2005, which are reflected as treasury stock on the consolidated balance sheet. Our current bank line of credit dated June 29, 2005 limits additional repurchases to $10,000 without bank approval of higher amounts.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123(R) is effective for the beginning of the first fiscal year after June 15, 2005 and will be effective for our interim quarter ending March 31, 2006. SFAS 123(R) allows the choice between two methods of adoption: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123(R) may materially increase stock compensation expense and decrease net income. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. We have adopted the provisions of SFAS 123(R) effective January 1, 2006, using the modified prospective approach. See Note 11.

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

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

We apply the provisions of SFAS 142 which required, among other things, the discontinuance of the amortization of goodwill and indefinite lived intangibles. SFAS 142 also includes provisions for the assessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We perform the assessment annually on January 1. We completed the impairment review required by SFAS 142 on January 1, 2006 and 2005, and determined that our goodwill and intangible assets were not impaired.

Intangible assets not subject to amortization are as follows:

	December 31,
	2005	2004
Goodwill	$56,820	$51,687
Trademarks	1,190	1,190

A rollforward of goodwill is as follows:

Balance, January 1, 2003	$33,704
Adjustment to MoreDirect acquisition	(62)
Adjustment to 2002 contingent consideration	29
MoreDirect contingent consideration	11,593

Balance, December 31, 2003	45,264
Adjustment to 2003 contingent consideration	(498)
MoreDirect contingent consideration	6,921

Balance, December 31, 2004	51,687
Amherst Technologies acquisition, October 21, 2005	5,133

Balance, December 31, 2005	$56,820

Intangible assets subject to amortization at December 31, 2005 consisted of customer lists of $3,815 and a licensing agreement of $422 (net of accumulated amortization of $1,405 and $53, respectively). Intangible assets subject to amortization at December 31, 2004 consisted of customer lists of $1,850 (net of accumulated amortization of $970). The weighted-average amortization period of the customer list and licensing agreement acquired in the year ended December 31, 2005 was four years. For the years ended December 31, 2005, 2004, and 2003, we recorded amortization expense of $489, $353, and $353, respectively.

The estimated amortization expense relating to customer lists and licensing agreements for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2006	$1,065
2007	1,071
2008	1,071
2009	942
2010	88
2011 and thereafter	—

3.    ACQUISITION OF MOREDIRECT, INC.

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

4.    PURCHASE OF CERTAIN ASSETS OF AMHERST TECHNOLOGIES, LLC

On October 21, 2005, we completed the acquisition of certain assets of Amherst Technologies, LLC and certain other parties (collectively, “Amherst”) from IBM Credit, LLC (“IBM”) for $7,751 in cash. Prior to this transaction, IBM was granted a security interest by Amherst covering the acquired assets. The assets we acquired include customer relationships and related intangibles; intellectual property; and miscellaneous furniture, fixtures, and equipment. The acquired assets were combined with our MoreDirect, Inc. subsidiary to expand its reach into the medium-to-large corporate customer segment and enhance its sales efforts. We incurred an additional $28 of costs directly related to the transaction.

The transaction was accounted for by the purchase method, and accordingly, any sales generated by former Amherst Technologies’ sales representatives are included in our consolidated financial statements only for periods after October 21, 2005.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. We did not assume any liabilities in this transaction. The fair values of certain intangible assets were determined by management, utilizing in part a third party valuation.

At October 21, 2005
Intangible assets	$2,400
Property, plant and equipment and other assets	246
Goodwill	5,133

Purchase price of selected assets	$7,779

The $2,400 of acquired intangible assets represents customer relationships (four-year weighted-average useful life). Goodwill of $5,133 was assigned to our Large Account segment. All of this goodwill is expected to be deductible for income tax purposes as a result of this transaction.

5.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2005	2004
Trade	$160,058	$119,797
Co-op advertising	3,086	2,837
Vendor returns, rebates, and other	5,065	3,579
Due from employees	209	165
Due from affiliates	23	—

Total	168,441	126,378
Less allowances for:
Sales returns	2,288	1,493
Doubtful accounts	3,628	4,133

Accounts receivable, net	$162,525	$120,752

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2005	2004
Facilities and equipment under capital lease	$8,447	$8,447
Leasehold improvements	6,049	5,968
Furniture and equipment	27,815	25,415
Computer software, including licenses and internally-developed software	30,895	29,051
Automobiles	201	169

Total	73,407	69,050
Less accumulated depreciation and amortization	55,707	51,403

Property and equipment, net	$17,700	$17,647

We recorded depreciation and amortization expense, including capital lease amortization, of $6,708, $6,774, and $8,074 for the years ended December 31, 2005, 2004, and 2003, respectively.

7.    SPECIAL CHARGES

In 2005, we recorded a charge of $1,056 related to the temporary retention of certain Amherst employees and facilities subsequent to the purchase of certain assets of Amherst Technologies. We also recorded in 2005 charges of $1,071 related to management restructuring costs, classified as workforce reductions in the table below.

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

A rollforward of special charges for the three years in the period ended December 31, 2005 is shown below. There were no significant changes in estimates in the interim periods.

	Workforce Reduction	Amherst Technologies	GSA Review	Employee Defalcation	Other	Total
Balance, January 1, 2003	$208	$—	$—	$—	$—	$208
Charges	407	—	392	1,130	—	1,929
Cash Payments	(502)	—	(155)	(1,130)	—	(1,787)

Balance, December 31, 2003	113	—	237	—	—	350

Charges	860	—	3,559	101	712	5,232
Cash payments	(724)	—	(3,072)	(101)	(497)	(4,394)

Balance, December 31, 2004	249	—	724	—	215	1,188

Charges	1,071	1,056	—	—	—	2,127
Cash payments	(454)	(924)	(724)	—	(200)	(2,302)
Adjustments	—	—	—	—	(15)	(15)

Liabilities at December 31, 2005	$866	$132	$—	$—	$—	$998

Liabilities at December 31, 2005 and 2004 are included in accrued expenses and other liabilities on the balance sheet.

8.    BANK BORROWINGS

On June 29, 2005, we secured from our current bank an increased $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $20,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (7.25% at December 31, 2005). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for durations of one, two, three, four, or six months. The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at December 31, 2005 was 1.2 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $30,025 at December 31, 2005.

Borrowings of $19,975 and $4,810 were outstanding under this credit facility at December 31, 2005 and 2004, respectively. A total of $17,000 of the December 31, 2005 outstanding borrowings consisted of three-month and one-month Eurodollar Rate Loans of $10,000 at 5.11% interest and $7,000 at 5.36% interest, respectively. The credit facility matures on June 29, 2008, at which time amounts outstanding become due.

Certain information with respect to short-term borrowings was as follows:

	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
Year ended December 31,
2005	6.5%	$34,053	$7,460
2004	4.3	22,441	9,447
2003	4.1	27,623	5,452

9.    TRADE CREDIT AGREEMENTS

At December 31, 2005 and 2004, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At December 31, 2005 and 2004, accounts payable included $12,316 and $8,215, respectively, owed to these financial institutions.

10.    CAPITAL LEASE

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

The net book value of capital lease assets was $4,655 and $5,521 as of December 31, 2005 and 2004, respectively.

Future aggregate minimum annual lease payments under these leases at December 31, 2005 are as follows:

Year Ending December 31	Payments
2006	$1,467
2007	1,430
2008	1,035
2009	1,139
2010	1,139
2011 and thereafter	3,323

Total minimum payments (excluding taxes, maintenance, and insurance)	9,533
Less amount representing interest	3,010

Present value of minimum lease payments	6,523
Less current maturities (excluding interest)	828

Long-term portion	$5,695

11.    STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorized the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 2005 and 2004.

Incentive and Non-Statutory Stock Option Plans

In December 1993, the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the “1993 Plan”). Under the terms of the 1993 Plan, we are authorized to make awards of restricted stock and to grant incentive and non-statutory options to our employees, consultants, and advisors to purchase shares of our stock. A total of 1,686 shares of our Common Stock was authorized for issuance upon exercise of options granted or awards made under the 1993 Plan. Options vested over varying periods up to four years and had contractual lives up to ten years.

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

Information regarding the 1993 and 1997 Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding, January 1, 2003	2,550	$12.29

Granted	1,070	6.74	$3.63
Exercised	(257)	8.59
Forfeited and cancelled	(636)	13.56

Outstanding, December 31, 2003	2,727	10.78

Granted	260	7.85	4.55
Exercised	(46)	9.06
Forfeited and cancelled	(594)	9.59

Outstanding, December 31, 2004	2,347	10.90

Granted	635	6.46	4.21
Exercised	(96)	6.76
Forfeited and cancelled	(344)	13.25

Outstanding, December 31, 2005	2,542	9.74

The following table summarizes the status of outstanding stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	No. of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	No. of Shares	Weighted Average Exercise Price
$3.81—$6.95	871	8.06	$5.35	629	$5.31
$7.10—$9.98	877	6.55	7.97	674	8.02
$10.01—$14.35	588	4.01	11.21	563	11.26
$15.25—$34.83	132	4.21	19.89	132	19.89
$51.81—$52.75	74	4.56	52.02	74	52.02

$ 3.81—$52.75	2,542	6.28	$9.74	2,072	$10.42

Total exercisable options and their weighted average exercise price at December 31, 2004 and 2003 were 1,342 shares at $13.65 and 1,204 shares at $13.92, respectively.

The Board of Directors approved on December 30, 2005 the acceleration of the vesting of the following outstanding options: (1) all unvested options from grants of 20 shares or more held by officers that would otherwise vest in 2006, (2) all “market condition” options (those options whose vesting depends upon reaching certain stock prices), held by officers, and (3) all other options from grants of less than 20 shares held by directors, officers and other employees. The vesting of options to purchase approximately 743 shares of common stock with exercise prices ranging from $4.73 to $10.53 per share, with a weighted average exercise price of approximately $6.98 per share, was accelerated. All other terms and conditions of the original option grants remain unchanged. Vesting was not accelerated for options held by officers to purchase approximately 470 shares. The primary purpose of this decision to accelerate vesting was to avoid recognizing stock-based compensation associated with these options that would be required under SFAS 123(R) when adopted in 2006, a substantial portion of which is “out-of-the-money.” This acceleration is consistent with expected changes to our overall compensation approach which going forward will rely less heavily on stock options.

We recorded compensation expense of $34 related to this acceleration in the fourth quarter of 2005, which amount represents the additional intrinsic value under APB 25 of those options whose vesting was accelerated. The estimated future compensation expense for those options that would have been recorded had such vesting not been accelerated, based on adopting SFAS 123(R) on January 1, 2006, was approximately $1,388. For the years 2006 through 2009, we expect to record $562, $474, $341, and $121, respectively, for the remaining unvested options held by officers from grants greater than 20 shares. If we should make any grants of stock options or of a similar type vehicle, we will, under SFAS 123(R), be required to recognize the expense associated with the vesting of the vehicles in the periods reported.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of common stock to participating employees. On December 30, 2005, the Board modified the Purchase Plan after reviewing the impact of SFAS 123(R) on compensation expense related to the discounted purchase by employees of common stock. Previously under the Purchase Plan, employees were permitted to purchase company stock at a price of 85% of the lesser of the fair market value per share of common stock on either the first or last business day of the six-month offering period. Effective January 1, 2006, our employees may purchase company stock at 95% of the purchase price as of the last business day of the six-month period. This modification will permit us to avoid recognition of stock compensation expense associated with the purchase of common stock under our Purchase Plan. An aggregate of 838 shares of common stock has been reserved for issuance under the Purchase Plan, of which 645 shares were purchased.

12.    INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2005	2004	2003
Paid or currently payable:
Federal	$3,127	$3,985	$4,108
State	667	(60)	630

Total current	3,794	3,925	4,738

Deferred:
Federal	(125)	600	(697)
State	14	31	(191)

Net deferred	(111)	631	(888)

Net provision	$3,683	$4,556	$3,850

The components of the deferred taxes at December 31, 2005 and 2004 are as follows:

	2005	2004
Current:
Provisions for doubtful accounts	$1,419	$1,571
Inventory costs capitalized for tax purposes	285	274
Inventory and sales returns reserves	773	556
Deductible expenses, primarily employee-benefit related	326	126
State tax contingency and other accruals	273	—
Other	693	512

Net deferred tax asset—current	$3,769	$3,039

Non-Current:
Compensation under non-statutory stock option agreements	$21	$37
Tax effect of state tax loss carryforwards	1,032	834
State tax credit carryforwards	1,780	1,465
Excess of book value over the tax basis of goodwill and other intangibles	(4,006)	(2,528)
Excess of book value over the tax basis of property and equipment	(720)	(1,595)

Subtotal	(1,893)	(1,787)
Valuation allowance	(2,212)	(1,699)

Net deferred tax liability—non-current	(4,105)	(3,486)

Net deferred tax liability	$(336)	$(447)

The state tax credit carryforwards are available to offset future state income taxes in years with sufficient state income levels to create creditable tax and within the applicable carryforward period for these credits. Total tax credit carryforwards aggregated $1,780 and $1,465 at December 31, 2005 and 2004, respectively. These credits are subject to a five-year carryforward period, with $150 expiring beginning in 2006 and $450, $415, $450, and $315 expiring respectively on an annual basis through 2010. Additionally, certain of our subsidiaries have operating loss carryforwards aggregating $18,972 at December 31, 2005 and representing state tax benefits, net of federal taxes, of approximately $1,032. These loss carryforwards are subject to five- and twenty-year carryforward periods, with $191, $134, $151, $64, and $56 expiring from 2006 through 2010, respectively, and $436 expiring after 2020. We have provided valuation allowances of $2,212 and $1,699 at December 31, 2005 and 2004, respectively, against the state tax credit and state tax loss carryforwards, representing the portion of carryforward credits that we believe is not likely to be realized due to these restrictions.

The reconciliation of our 2005, 2004, and 2003 income tax provision to the statutory federal tax rate is as follows:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.2	3.5	4.5
State tax loss carryforwards	(5.1)	(2.6)	(1.9)
Less valuation allowance	5.1	2.6	1.9
Prior year tax matters	—	(3.5)	—
Nondeductible expenses	3.2	0.4	0.1
Other—net	1.9	—	(0.1)

Effective income tax rate	45.3%	35.4%	39.5%

We have established accruals for certain state and federal tax contingencies when, despite our belief that our tax return positions are fully supported, we believe that certain positions are probable of being successfully challenged. These accruals relate primarily to various state tax jurisdictional issues concerning the nature and extent of our operations and activities in those states.

The tax contingency accruals are adjusted in light of changing facts and circumstances. Total tax contingency reserves were $1,131 and $1,197 at December 31, 2005 and 2004, respectively. These reserves were decreased in 2005 by $66 due to the settlement of a federal income tax audit without assessment and by $152 due to the reduced exposure to state transfer pricing taxes, partially offset by increases of $152 due to other state tax exposures. The tax contingency reserves were decreased in 2004 by $229 due to reduced state income tax jurisdictional exposures and by $293 due to reduced federal income tax audit exposures for earlier tax years. The reserves were increased in 2003 by $143 due to estimated increases in certain other state tax contingencies.

13.    EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2005, 2004, or 2003. We made matching contributions to the employee savings element of the plan of $662, $653, and $602 in 2005, 2004, and 2003, respectively.

14.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office facilities from our principal stockholders under 20-year noncancelable operating leases. The lease agreement for one facility requires us to pay all real estate taxes and insurance premiums related thereto. We also lease several other buildings from our principal stockholders on a month-to-month basis.

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to six years.

Future aggregate minimum annual lease payments under these leases at December 31, 2005 are as follows:

Year Ending December 31	Related Parties	Others	Total
2006	$158	$2,441	$2,599
2007	154	1,775	1,929
2008	89	1,457	1,546
2009	—	866	866
2010	—	154	154
2011 and thereafter	—	—	—

Total rent expense aggregated $3,413, $4,905, and $4,952 for the years ended December 31, 2005, 2004, and 2003, respectively, under the terms of the leases described above. Such amounts included $157, $147, and $147 in 2005, 2004, and 2003, respectively, paid to related parties.

Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. These claims include certain patent infringement litigation naming us and several other resellers as well as certain manufacturers of products we sell or use in our business. No specific amounts have been claimed as damages. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

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

Based on our own internal review of contractual compliance, we have noted that several internal control deficiencies have existed at GovConnection surrounding its compliance with the GSA contract. Actions have been taken to address these deficiencies. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract or any penalties assessed. We have reserved $1.1 million for such fees or any penalties assessed. However, we will continue to evaluate such reserves in light of additional information that comes to our attention.

We have been informally advised that audit matters related to GovConnection have been referred to the Department of Justice for its review. Such a referral exposes us to possible civil damages for non-compliance with the GSA contract. Such damages can be substantial. No reserves have been provided for such a claim because of the preliminary nature of this matter. We will continue to evaluate our reserves—as they relate both to the GSA audit and the Department of Justice investigation—in light of additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on our results of operations or financial condition. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract. In order to assist in this evaluation, we engaged outside counsel and an independent accounting firm to review our systems, policies, and procedures relative to our federal, state, and local government contracts and to assist us in resolving this matter.

15.    OTHER RELATED-PARTY TRANSACTIONS

As described in Notes 10 and 14, we have leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to us through common ownership.

	Years Ended December 31
	2005	2004	2003
Revenue:
Sales of services to affiliated companies	$82	$74	$65

16.    SEGMENT AND RELATED DISCLOSURES

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

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses as well as consumers; the “Large Account” segment, acquired in April 2002, which serves medium-to-large corporations; and the “Public Sector” segment, which serves federal, state and local government organizations, and educational institutions.

Segment information applicable to our reportable operating segments for the years ended December 31, 2005, 2004, and 2003 is shown below:

	Year Ended December 31, 2005
	SMB Segment	Large Acct. Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$834,618	$347,508	$262,171	$—	$1,444,297
Transfers between segments	243,716	—	—	(243,716)	—

Net sales	$1,078,334	$347,508	$262,171	$(243,716)	$1,444,297

Operating income (loss) before allocations	$53,249	$18,140	$4,974	$(66,875)	$9,488
Allocations	50,223	1,390	15,262	(66,875)	—

Operating income (loss)	3,026	16,750	(10,288)	—	9,488
Interest and other — net	(1,135)	49	(272)	—	(1,358)

Income (loss) before taxes	$1,891	$16,799	$(10,560)	$—	$8,130

Selected Operating Expenses:
Depreciation and amortization	$6,241	$824	$132	$—	$7,197
Special charges	1,876	—	251	—	2,127

Balance Sheet Data:
Total assets	$225,870	$120,552	$63,324	$(72,041)	$337,705
Goodwill, net	1,173	48,013	7,634	—	56,820

	Year Ended December 31, 2004
	SMB Segment	Large Acct. Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$802,303	$298,458	$253,073	$—	$1,353,834
Transfers between segments	224,114	—	—	(224,114)	—

Net sales	$1,026,417	$298,458	$253,073	$(224,114)	$1,353,834

Operating income (loss) before allocations	$58,103	$16,217	$2,746	$(62,973)	$14,093
Allocations	46,856	1,615	14,502	(62,973)	—

Operating income (loss)	11,247	14,602	(11,756)	—	14,093
Interest and other — net	(987)	39	(285)	—	(1,233)

Income (loss) before taxes	$10,260	$14,641	$(12,041)	$—	$12,860

Selected Operating Expenses:
Depreciation and amortization	$6,306	$706	$115	$—	$7,127
Special charges	1,389	225	3,618	—	5,232

Balance Sheet Data:
Total assets	$197,914	$93,178	$54,116	$(58,666)	$286,542
Goodwill, net	1,173	42,880	7,634	—	51,687

	Year Ended December 31, 2003
	SMB Segment	Large Acct. Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$744,396	$247,873	$320,622	$—	$1,312,891
Transfers between segments	245,466	—	—	(245,466)	—

Net sales	$989,862	$247,873	$320,622	$(245,466)	$1,312,891

Operating income (loss) before allocations	$49,151	$14,270	$9,840	$(62,335)	$10,926
Allocations	48,511	1,397	12,427	(62,335)	—

Operating income (loss)	640	12,873	(2,587)	—	10,926
Interest and other — net	(1,002)	16	(202)	—	(1,188)

Income (loss) before taxes	$(362)	$12,889	$(2,789)	$—	$9,738

Selected Operating Expenses:
Depreciation and amortization	$7,595	$682	$86	$—	$8,363
Special charges	421	1,116	392	—	1,929
Balance Sheet Data:
Total assets	$202,778	$96,237	$93,241	$(81,651)	$310,605
Goodwill, net	1,173	36,457	7,634	—	45,264

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

Senior management also monitors revenue by sales channel (Outbound Telemarketing and Field Sales, Inbound Telesales, and Online Internet) and product mix (Notebooks and PDAs; Desktops and Servers; Storage Devices; Software; Net/Com Products; Printers and Printer Supplies; Video, Imaging, and Sound; Memory and System Enhancements; and Accessories/Other).

Net sales by segment, sales channel, and product mix are presented below:

	Years Ended December 31,
	2005	2004	2003
Segment (excludes transfers between segments)
SMB	$834,618	$802,303	$744,396
Large Account	347,508	298,458	247,873
Public Sector	262,171	253,073	320,622

Total	$1,444,297	$1,353,834	$1,312,891

Sales Channel
Outbound Telemarketing and Field Sales	$990,249	$992,955	$1,007,758
Inbound Telesales	71,104	85,481	93,056
Online Internet	382,944	275,398	212,077

Total	$1,444,297	$1,353,834	$1,312,891

Product Mix
Notebooks and PDAs	$265,562	$276,208	$261,540
Desktop/Servers	208,596	192,563	193,560
Storage Devices	123,360	110,442	116,785
Software	173,952	162,575	144,843
Net/Com Products	114,107	98,522	103,995
Printers and Printer Supplies	150,824	149,211	149,302
Video, Imaging, and Sound	179,035	164,933	154,268
Memory and System Enhancements	75,489	71,480	75,109
Accessories/Other	153,372	127,900	113,489

Total	$1,444,297	$1,353,834	$1,312,891

Substantially, all of our net sales in 2005, 2004, and 2003 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 2005, 2004, and 2003. All of our assets at December 31, 2005 and 2004 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. No single customer other than the federal government accounted for more than 2% of total net sales in 2005. Net sales to the federal government in 2005, 2004, and 2003 were $68,924, $64,900, and $156,600, or 4.8%, 4.8%, and 11.9% of total net sales, respectively.

17.    SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 2004. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See “Factors That May Affect Future Results and Financial Condition” in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2005.

	Quarters Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Net sales	$323,851	$350,710	$371,124	$398,612
Cost of sales	286,517	310,346	329,044	354,794

Gross profit	37,334	40,364	42,080	43,818
Selling, general, and administrative expenses	35,416	37,379	37,531	41,655
Special charges	—	—	853	1,274

Income from operations	1,918	2,985	3,696	889
Interest expense	(272)	(285)	(289)	(601)
Other, net	(25)	50	25	39

Income before income taxes	1,621	2,750	3,432	327
Income tax provision	(673)	(1,186)	(1,508)	(316)

Net income	$948	$1,564	$1,924	$11

Weighted average common shares outstanding:
Basic	25,127	25,157	25,224	25,226

Diluted	25,362	25,211	25,271	25,290

Earnings per common share:
Basic	$.04	$.06	$.08	$.00

Diluted	$.04	$.06	$.08	$.00

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Net sales	$327,635	$335,335	$351,265	$339,599
Cost of sales	293,710	299,173	311,859	297,038

Gross profit	33,925	36,162	39,406	42,561
Selling, general, and administrative expenses	30,690	31,483	32,765	37,791
Special charges	1,030	753	1,800	1,649

Income from operations	2,205	3,926	4,841	3,121
Interest expense	(384)	(341)	(334)	(326)
Other, net	47	54	35	16

Income before income taxes	1,868	3,639	4,542	2,811
Income tax provision	(710)	(1,383)	(1,725)	(738)

Net income	$1,158	$2,256	$2,817	$2,073

Weighted average common shares outstanding:
Basic	24,998	25,008	25,047	25,057

Diluted	25,356	25,225	25,215	25,271

Earnings per common share:
Basic	$.05	$.09	$.11	$.08

Diluted	$.05	$.09	$.11	$.08

18.    SUBSEQUENT EVENT

On March 30, 2006, Robert F. Wilkins, Executive Vice President, resigned from the Company. The Company intends to enter into a separation agreement under which Mr. Wilkins will receive a total of $430, payable in equal bi-weekly payments over a period of 52 weeks. A copy of Mr. Wilkins’s employment agreement was filed previously by the Company with the Securities and Exchange Commission.

Mr. Wilkins will be retained as a consultant by the Company following his separation. Under the terms of the consulting agreement, Mr. Wilkins will earn between $264 and $304 over a period of one year.

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions- Write-Offs	Balance at End of Period
Allowance for Sales Returns
Year Ended December 31, 2003	$1,467	$34,174		$(34,121)	$1,520
Year Ended December 31, 2004	1,520	32,892		(32,919)	1,493
Year Ended December 31, 2005	1,493	34,081		(33,286)	2,288

Allowance for Doubtful Accounts
Year Ended December 31, 2003	5,142	2,953	(1)	(3,966)	4,129
Year Ended December 31, 2004	4,129	4,279	(1)	(4,275)	4,133
Year Ended December 31, 2005	4,133	3,986	(1)	(4,491)	3,628

Inventory Valuation Reserve
Year Ended December 31, 2003	1,270	5,889		(5,699)	1,460
Year Ended December 31, 2004	1,460	5,636		(5,861)	1,235
Year Ended December 31, 2005	1,235	6,119		(5,805)	1,549

(1)	Additions to the provision for doubtful accounts include charges to advertising and cost of sales aggregating $1,321, $1,878, and $(104), for the years ended December 31, 2005, 2004, and 2003 respectively. Such allowances relate to receivables under cooperative arrangements with vendors.