Form 10-Q
period 2006-03-31
PC CONNECTION INC
filed 2006-05-12
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

    YES  ☐    NO  ☒

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of April 30, 2006 was 25,259,261.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2006 and 2005, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the condensed consolidated financial statements, effective January 1, 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 12, 2006

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,202	$9,770
Accounts receivable, net	150,957	162,525
Inventories—merchandise	61,085	75,374
Deferred income taxes	3,318	3,769
Income taxes receivable	1,545	1,742
Prepaid expenses and other current assets	4,911	4,219

Total current assets	230,018	257,399
Property and equipment, net	17,761	17,700
Goodwill, net	56,867	56,820
Other intangibles, net	5,166	5,427
Other assets	360	359

Total assets	$310,172	$337,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$427	$416
To third party	417	412
Note payable—bank	15,149	19,975
Accounts payable	89,635	114,413
Accrued expenses and other liabilities	21,363	21,290

Total current liabilities	126,991	156,506
Capital lease obligation, less current maturities:
To affiliate	5,189	5,299
To third party	289	396
Deferred income taxes	4,458	4,105

Total liabilities	136,927	166,306

Stockholders’ Equity:
Common stock	256	256
Additional paid-in capital	78,024	77,884
Retained earnings	97,251	95,545
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	173,245	171,399

Total liabilities and stockholders’ equity	$310,172	$337,705

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net sales	$380,478	$323,851
Cost of sales	334,060	286,517

Gross profit	46,418	37,334
Selling, general, and administrative expenses	41,955	35,416
Special charges	891	—

Income from operations	3,572	1,918
Interest expense	(644)	(272)
Other, net	11	(25)

Income before taxes	2,939	1,621
Income tax provision	(1,233)	(673)

Net income	$1,706	$948

Weighted average common shares outstanding:
Basic	25,259	25,127

Diluted	25,299	25,362

Earnings per common share:
Basic	$.07	$.04

Diluted	$.07	$.04

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2006

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares
	Shares	Amount			Shares	Amount	Total
Balance—December 31, 2005	25,622	$256	$77,884	$95,545	(362)	$(2,286)	$171,399
Stock compensation expense	—	—	140	—	—	—	140
Net income	—	—	—	1,706	—	—	1,706

Balance—March 31, 2006	25,622	$256	$78,024	$97,251	(362)	$(2,286)	$173,245

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$1,706	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,698	1,714
Provision for doubtful accounts	894	878
Deferred income taxes	804	353
Loss on disposal of fixed assets	14	41
Stock compensation expense	140	—
Changes in assets and liabilities:
Accounts receivable	10,674	774
Inventories	14,289	5,879
Prepaid expenses and other current assets	(495)	(839)
Other non-current assets	(1)	(34)
Accounts payable	(24,778)	(4,685)
Income tax benefits from exercise of stock options	—	49
Accrued expenses and other liabilities	73	(1,407)

Net cash provided by operating activities	5,018	3,671

Cash Flows from Investing Activities:

Purchases of property and equipment	(1,579)	(773)
Proceeds from sale of property and equipment	20	13

Net cash used for investing activities	(1,559)	(760)

Cash Flows from Financing Activities:

Proceeds from short-term borrowings	125,911	50,560
Repayment of short-term borrowings	(130,737)	(53,947)
Repayment of capital lease obligations	(201)	(218)
Exercise of stock options	—	201

Net cash used for financing activities	(5,027)	(3,404)

Decrease in cash and cash equivalents	(1,568)	(493)
Cash and cash equivalents, beginning of period	9,770	6,829

Cash and cash equivalents, end of period	$8,202	$6,336

See notes to condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (“PC Connection,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three months ended March 31, 2006 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2006.

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB–destination specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer.

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

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor consideration adjustments, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in selling, general, and administrative expenses. Total direct operating expenses relating to these functions included in selling, general, and administrative expenses for the three-month periods ended March 31, 2006 and 2005 are shown below:

Three Months Ended March 31,
2006	2005
$2,286	$2,045

Advertising Costs and Reimbursements

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximates the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of such specific, incremental, and identifiable costs, are offset against selling, general, and administrative expense. Advertising reimbursements that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory in accordance with EITF Issue No. 02-16.

Advertising costs charged to expense were $4,059 and $5,697 for the three months ended March 31, 2006 and 2005, respectively. Gross advertising reimbursements received from vendors were $7,220 and $6,618 for the three months ended March 31, 2006 and 2005, respectively. We classified $5,330 and $3,148 of these reimbursements as offsets to cost of sales or inventory for the three months ended March 31, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

Intangible assets subject to amortization at March 31, 2006 consisted of customer lists of $3,560 and a licensing agreement of $416 (net of accumulated amortization of $1,660 and $59, respectively). Intangible assets subject to amortization at December 31, 2005 consisted of customer lists of $3,815 and a licensing agreement of $422 (net of accumulated amortization of $1,405 and $53, respectively). For the three-month periods ended March 31, 2006 and 2005, we recorded amortization expense of $261 and $88, respectively.

	March 31, 2006	December 31, 2005
Goodwill	$56,867	$56,820
Trademarks	1,190	1,190

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

A rollforward of goodwill is as follows:

Balance, December 31, 2005	$56,820
Adjustment to property and equipment, net	47

Balance, March 31, 2006	$56,867

We have designated January 1 of each year as the date we perform our annual impairment tests relative to goodwill. We completed the impairment review on January 1, 2006 and determined that our goodwill and trademarks were not impaired.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2006	$804	(A)
2007	1,071
2008	1,071
2009	942
2010	88
2011 and thereafter	—

(A)	Represents estimated amortization expense for the nine months ending December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying condensed consolidated financial statements. Actual results could differ from those estimates.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. This Statement replaced SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

We did not grant any options in the three months ended March 31, 2006. We recorded however compensation cost in the first quarter of 2006 for the unvested portion of outstanding stock options granted prior to January 1, 2006 as required by SFAS 123(R). The total expense recognized in the financial statements in the

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

first quarter of 2006 was $140 pre-tax, $125 after-tax, or less than $0.01 per basic and diluted share. See Note 4 for additional information on our stock-based compensation plans and related compensation expense.

Prior to our adoption of SFAS 123(R), we used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which required certain pro forma disclosures as if the fair value method had been followed for accounting for such compensation. The following table presents the pro forma effect on net income as if we had applied the fair value method to measure compensation cost prior to our adoption of SFAS 123(R):

Three Months Ended March 31, 2005
Net income, as reported	$948
Compensation expense, net of taxes, pro forma	120
Net income, pro forma	828
Basic net income per share, as reported	.04
Basic net income per share, pro forma	.03
Diluted net income per share, as reported	.04
Diluted net income per share, pro forma	.03

We measured the fair value of options on their grant date using the Black-Scholes-Merton option-pricing model. We did not grant any options in the three months ended March 31, 2006. The key weighted-average assumptions we used to apply this pricing model during the three months ended March 31, 2005 were as follows:

Three Months Ended March 31, 2005
Risk-free interest rates	3.48%
Volatility	75.80%
Expected life of option grants	4 years
Dividend yield	0%

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2006	2005
Numerator:
Net income	$1,706	$948

Denominator:
Denominator for basic earnings per share	25,259	25,127
Dilutive effect of employee stock options	40	235

Denominator for diluted earnings per share	25,299	25,362

Earnings per share:
Basic	$.07	$.04

Diluted	$.07	$.04

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended
March 31,	2006	2005
Anti-dilutive stock options	1,760	1,242

Note 3—Segment and Related Disclosures

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

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers, the “Large Account” segment, which serves medium-to-large corporations, and the “Public Sector” segment, which serves federal, state, and local government organizations and educational institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Segment information applicable to our reportable operating segments for the three months ended March 31, 2006 and 2005 is shown below:

	Three Months Ended March 31, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$219,121	$108,362	$52,995	$—	$380,478
Transfers between segments	53,569	—	—	(53,569)	—

Net Sales	$272,690	$108,362	$52,995	$(53,569)	$380,478

Operating income (loss) before allocations	$16,195	$4,767	$1,137	$(18,527)	$3,572
Allocations	14,411	232	3,884	(18,527)	—

Operating income (loss)	1,784	4,535	(2,747)	—	3,572
Interest and other—net	(506)	18	(145)	—	(633)

Income (loss) before taxes	$1,278	$4,553	$(2,892)	$—	$2,939

Selected Operating Expenses:
Depreciation and amortization	$1,302	$358	$38	$—	$1,698
Special charges	998	9	(116)	—	891
Balance Sheet Data:
Total assets	$238,558	$113,455	$55,406	$(97,247)	$310,172
Goodwill, net	1,173	48,060	7,634	—	56,867

	Three Months Ended March 31, 2005
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$200,325	$76,366	$47,160	$—	$323,851
Transfers between segments	46,244	—	—	(46,244)	—

Net Sales	$246,569	$76,366	$47,160	$(46,244)	$323,851

Operating income (loss) before allocations	$12,595	$4,360	$123	$(15,160)	$1,918
Allocations	11,451	347	3,362	(15,160)	—

Operating income (loss)	1,144	4,013	(3,239)	—	1,918
Interest and other—net	(247)	10	(60)	—	(297)

Income (loss) before taxes	$897	$4,023	$(3,299)	$—	$1,621

Selected Operating Expenses:
Depreciation and amortization	$1,492	$178	$44	$—	$1,714
Special charges	—	—	—	—	—
Balance Sheet Data:
Total assets	$194,254	$95,938	$49,208	$(61,169)	$278,231
Goodwill, net	1,173	42,880	7,634	—	51,687

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

Net sales by business segment, sales channel, and product mix are presented below:

	Three Months Ended
March 31,	2006	2005
Segment (excludes transfers between segments)
SMB	$219,121	$200,325
Large Account	108,362	76,366
Public Sector	52,995	47,160

Total	$380,478	$323,851

Sales Channel
Outbound Telemarketing and Field Sales	$246,617	$227,233
Online Internet	119,595	78,217
Inbound Telesales	14,266	18,401

Total	$380,478	$323,851

Product Mix
Notebooks and PDAs	$64,543	$60,850
Desktop/Servers	56,495	47,957
Storage Devices	33,918	28,861
Software	47,923	38,254
Net/Com Products	29,853	24,871
Printers and Printer Supplies	40,034	34,418
Video, Imaging, and Sound	46,868	37,565
Memory and System Enhancements	18,856	17,747
Accessories/Other	41,988	33,328

Total	$380,478	$323,851

Substantially all of our net sales for the three months ended March 31, 2006 and 2005 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at March 31, 2006 and December 31, 2005 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 2% of total net sales in the three months ended March 31, 2006 and 2005. Net sales to the federal government accounted for $12,850, or 3.4% of total net sales for the three months ended March 31, 2006, and $10,030, or 3.1 % of total net sales for the three months ended March 31, 2005.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Note 4—Share Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method, and therefore prior periods have not been restated. SFAS 123(R) requires a company to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost over the period during which the employee provides service in exchange for the award, usually the vesting period. Accordingly, we record compensation cost for all stock options granted or modified after December 31, 2005 and for the unvested stock options awarded prior to adoption.

Incentive and Non-Statutory Stock Option Plans

In December 1993, the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the “1993 Plan”). Under the terms of the 1993 Plan, we were authorized, for a ten-year period, to make awards of restricted stock and to grant incentive and non-statutory options to our employees, consultants, and advisors to purchase shares of our stock. Options vested over varying periods up to four years and had contractual lives up to ten years. We did not issue any stock options under the 1993 Plan after 1998 and have outstanding grants totaling 32 shares as of March 31, 2006.

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”), which became effective on the closing of our initial public offering in 1998. The 1997 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares, and awards of restricted stock and unrestricted stock. A total of 3,600 shares have been reserved for issuance under the 1997 Plan. We have issued stock options under the 1997 Plan, generally with a graded vesting period of four years and a contractual life of ten years. We did not issue any equity awards in the first quarter of 2006. In connection with the adoption of SFAS 123(R), our Compensation Committee is evaluating our equity award plan and its ability to motivate senior executives to better advance stockholders’ interests.

Information regarding the 1993 and 1997 Plans is as follows:

	Option Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	2,542	$9.74
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(45)	5.82

Outstanding, March 31, 2006	2,497	$9.81

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

The following table summarizes the status of outstanding stock options as of March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	No. of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	No. of Shares	Weighted Average Exercise Price
$ 3.81—$5.20	336	7.41	$4.93	246	$4.83
$ 5.38— 5.44	118	9.55	5.38	95	5.38
$ 5.54— 5.54	294	7.05	5.54	239	5.54
$ 6.03— 7.10	288	5.68	6.85	243	6.98
$ 7.11— 7.51	95	8.02	7.30	75	7.30
$ 7.91— 7.91	252	8.71	7.91	80	7.91
$ 8.54— 8.92	303	4.92	8.76	303	8.76
$ 9.71—10.99	234	6.09	10.32	209	10.34
$11.67—11.67	363	2.37	11.67	363	11.67
$13.17—52.75	214	4.06	30.88	214	30.88

$ 3.81—52.75	2,497	5.98	$9.81	2,067	$10.43

The weighted-average intrinsic value of all outstanding options as of March 31, 2006 was $2,193. The weighted-average intrinsic value of all exercisable options as of March 31, 2006 was $276, and the weighted-average remaining life of such exercisable options as of March 31, 2006 was 5.4 years. Unearned compensation cost related to the unvested portion of outstanding stock options as of March 31, 2006 was $1,318 and is expected to be recognized over a weighted-average period of approximately 2.0 years.

On December 30, 2005, our board of directors approved the acceleration of the vesting of the following outstanding options: (1) all unvested options from grants of 20,000 shares or more held by officers of the Company and any of its subsidiaries that would otherwise vest in 2006, (2) all “market condition” options (those options whose vesting depends upon reaching certain stock prices), held by officers, and (3) all unvested options from grants of less than 20,000 shares, held by directors, officers and other employees. Accordingly, all outstanding options were fully vested except options to purchase 470 shares of common stock. No options will therefore vest in 2006, and the options to purchase 470 shares of our common stock will continue to vest, commencing in 2007, in accordance with their terms.

Accounting for Share Based Compensation Prior to Adoption of SFAS 123(R)

Prior to our adoption of SFAS 123(R), we used the intrinsic value method prescribed by APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAF 148, which required certain pro forma disclosures as if the fair value had been recorded for share-based compensation expense. We used the Black-Scholes-Merton option valuation model to assess the fair value of each grant. In general, our option grants vested with a four-year graded vesting and a ten year contractual term. We elected to value each grant as a single award and to recognize cost on a straight-line method. See Note 1 for the pro forma disclosure of share-based compensation for the first quarter of 2005.

Accounting for Share Based Compensation Under SFAS 123(R)

We recognized compensation cost for the unvested portion of awards granted prior to adoption. Such cost was recognized using the original grant date fair value as assessed for the pro forma disclosures required by

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

SFAS 123. Also, as required by the modified prospective transition method, which we have elected, compensation related to the unvested portion of such pre-adopted grants will be recognized using the same attribution method used under SFAS 123. As discussed above, we treated our four-year graded vesting awards as a single award. As permitted, we will recognize compensation cost ratably over the service period.

The following table summarizes the components of share-based compensation recorded as expense:

Three Months Ended March 31, 2006
Pre-tax compensation expense	$140
Tax benefit	(15)

After-tax compensation expense	$125

The stock compensation expense effect on both basic and diluted earnings per share was less than $0.01 per share. We recorded a deferred tax asset of $15 in the first quarter of 2006 related to the benefit of non-qualified options.

Note 5—Special Charges

In the three months ended March 31, 2006, we recorded a charge of $371 related to the temporary retention of Amherst Technologies facilities subsequent to the purchase of certain assets of Amherst (as defined below). We also recorded in the first quarter of 2006 a charge of $520 related to management restructuring costs, classified as workforce reductions in the table below. Although we incurred $104 in expenses related to staff reductions in the first quarter of 2005, these were included in selling, general, and administrative expenses.

A roll forward of special charges for the three months ended March 31, 2006 is shown below.

	Workforce Reductions	Amherst Technologies	Total
Balance December 31, 2005	$866	$132	$998
Charges	520	371	891
Cash payments	(377)	(382)	(759)

Liabilities at March 31, 2006	$1,009	$121	$1,130

Liabilities at March 31, 2006 and December 31, 2005 are included in accrued expenses and other liabilities on the balance sheet.

Note 6—Purchase of Certain Assets of Amherst Technologies, LLC

On October 21, 2005, we completed the acquisition of certain assets of Amherst Technologies, LLC and certain other parties (collectively, “Amherst”) from IBM Credit, LLC (“IBM”) for $7,751 in cash. Prior to this transaction, IBM was granted a security interest by Amherst covering the acquired assets. The assets we acquired

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

include customer relationships and related intangibles; intellectual property; and miscellaneous furniture, fixtures, and equipment. The acquired assets were combined with our MoreDirect, Inc. subsidiary to expand its reach into the medium-to-large corporate customer segment and enhance its sales efforts. In the prior year, we incurred an additional $28 of costs directly related to the transaction.

The transaction was accounted for by the purchase method, and accordingly, any sales generated by former Amherst sales representatives are included in our consolidated financial statements only for periods after October 21, 2005.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. We did not assume any liabilities in this transaction. The fair values of certain intangible assets were determined by management, utilizing in part a third party valuation.

At October 21, 2005
Intangible assets	$2,400
Property, plant and equipment and other assets	199
Goodwill	5,180

Purchase price of selected assets	$7,779

The $2,400 of acquired intangible assets represents customer relationships (four-year weighted-average useful life). Goodwill of $5,180 was assigned to our Large Account segment. All of this goodwill is expected to be deductible for income tax purposes as a result of this transaction. During the first quarter of 2006, we revised our purchase accounting to reduce property, plant and equipment and other assets by $47, and increased goodwill by $47.

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

We are also subject to audit by various government agencies relating to sales under certain government contracts. An audit was conducted on our contract with the General Services Administration (“GSA”) for the period May 1, 1997 to March 31, 2002, and in November 2003, the GSA’s contract with our subsidiary, GovConnection, was cancelled. Management has concluded that such cancellation was precipitated by an audit of contractual compliance, although we have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit. A new GSA contract was awarded in August 2004.

Based on our own internal review of contractual compliance, we have noted that several internal control deficiencies existed at GovConnection surrounding its compliance with the GSA contract. Actions were taken to address these deficiencies. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract or any penalties assessed. We have reserved $1,050 for such fees or any penalties assessed. However, we will continue to evaluate such reserves in light of additional information that comes to our attention.

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

We are also subject to audit by states on sales and income taxes, unclaimed property, and other assessments. Certain sales tax audits have begun and we have received notification of an impending unclaimed property audit. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits.

Note 8—Bank Borrowing and Trade Credit Arrangements

On June 29, 2005, we secured from our current bank an increased $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $20,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (7.75% at March 31, 2006). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for durations of one, two, three, four, or six months. The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at March 31, 2006 was 1.0 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $34,851 at March 31, 2006.

Borrowings of $15,149 and $19,975 were outstanding under this credit facility at March 31, 2006 and December 31, 2005, respectively. A total of $8,000 of the March 31, 2006 outstanding borrowings consisted of a one-month Eurodollar Rate Loan at 5.63% interest. The credit facility matures on June 29, 2008, at which time amounts outstanding become due.

At March 31, 2006 and December 31, 2005, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregate amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At March 31, 2006 and December 31, 2005, accounts payable included $6,185 and $12,316, respectively, owed to these financial institutions.

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

OVERVIEW

PC Connection is a national direct marketer of a wide range of IT products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories, that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, configuration, installation, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local governments and educational institutions, or Public Sector, through our GovConnection subsidiary.

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

We enjoyed a modest improvement in sales productivity (average annualized sales per sales representative) in much of our business in the first quarter of 2006 compared to the prior year period and have made significant investments in our sales training programs and information systems in anticipation of further productivity gains later this year. We also launched in the fourth quarter of 2005 our “Core 1” sales training program with the goal of improving sales representatives’ retention and productivity. Increasing our sales representatives’ productivity will remain a key corporate challenge for the upcoming periods.

As previously reported, the General Services Administration, or GSA, cancelled its contract with GovConnection in November 2003, following its review of that subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. Although we were awarded a new GSA contract in August 2004, we have experienced significant declines in our federal government sales from 2003 levels. Our federal government revenues may continue to be negatively impacted as GovConnection seeks to regain sales under the new GSA contract. This matter is further discussed in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
March 31,	2006	2005
Net sales (in millions)	$380.5	$323.9

Net sales	100.0%	100.0%
Gross margin	12.2	11.5
Selling, general, and administrative expenses	11.0	10.9
Special charges	0.3	—
Income from operations	0.9	0.6

Our overall increase in sales resulted from sales growth in all three segments, as well as the inclusion of $27.3 million in sales generated by former Amherst Technologies representatives during the first quarter of 2006. As previously reported, we purchased certain assets of Amherst Technologies in October 2005. Through our customer acquisition initiatives in each business segment, we continued to acquire new accounts and, therefore, increased our market share in the first quarter of 2006. Consolidated gross profit dollars increased due to increases in both sales and gross profit margins. Gross margin improvement resulted from higher customer invoice product margins; increased sales of higher margin services, software, and accessories; lower freight charges as a percentage of sales; and increased vendor consideration. SG&A expenses increased in both dollars and as a percentage of sales. The dollar increase was largely attributable to the Amherst transaction, increased variable compensation associated with higher sales, the opening of a new sales center in Texas, and continued investments in sales, systems, services, and sales training.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended
March 31,	2006	2005
Business Segment
SMB	58%	62%
Large Account	28	24
Public Sector	14	14

Total	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	65%	70%
Online Internet	31	24
Inbound Telesales	4	6

Total	100%	100%

Product Mix
Notebooks and PDAs	17%	19%
Desktop/Servers	15	15
Storage Devices	9	9
Software	13	12
Net/Com Products	8	8
Printers and Printer Supplies	10	11
Videos, Imaging, and Sound	12	11
Memory and System Enhancements	5	5
Accessories/Other	11	10

Total	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2006	2005
Segment
SMB	13.4%	12.3%
Large Account	10.5	10.5
Public Sector	10.7	10.1

Total	12.2%	11.5%

Consolidated gross profit dollars increased over the first quarter of 2005 by $9.1 million, due to increases in both net sales and gross profit margins. Gross margin improvement resulted from higher customer invoice product margins; increased sales of higher margin services, software, and accessories; lower freight charges as a percentage of sales; and increased vendor consideration.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor consideration adjustments. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in SG&A expenses. Accordingly, our gross margins may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such costs, as a percentage of net sales for the periods reported, are as follows:

Three Months Ended March 31,
2006	2005
0.60%	0.63%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended
March 31,	2006	2005
Personnel costs	$29.3	$23.6
Advertising, net	2.2	2.2
Facilities operations	2.3	2.1
Credit card fees	1.9	1.8
Depreciation and amortization	1.7	1.7
Bad debts	0.7	0.6
Other, net	3.9	3.4

Total	$42.0	$35.4

Percentage of net sales	11.0%	10.9%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. The year-over-year increase in personnel costs resulted primarily from additional sales and service personnel from our Amherst transaction and increased variable compensation related to higher sales. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels.

Year-Over-Year Comparisons

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$219.1	57.6%	$200.3	61.8%	9.4%
Large Account	108.4	28.5	76.4	23.6	41.9
Public Sector	53.0	13.9	47.2	14.6	12.3

Total	$380.5	100.0%	$323.9	100.0%	17.5%

Gross Profit:
SMB	$29.3	13.4%	$24.5	12.3%	19.6%
Large Account	11.4	10.5	8.0	10.5	42.5
Public Sector	5.7	10.7	4.8	10.1	18.8

Total	$46.4	12.2%	$37.3	11.5%	24.4%

Net sales for the first quarter of 2006 increased compared to the first quarter of 2005 in all three of our segments, as explained by the following:

•	Net sales for our SMB segment increased due to increases in both headcount and productivity of its sales representatives, as well as the inclusion of $3.3 million in sales generated by former Amherst Technologies representatives. Sales representatives for our SMB segment totaled 452 at March 31, 2006, an increase from 413 at March 31, 2005. Sales productivity improved as a result of increased focus on selling services and accessories, in addition to our recent initiatives to acquire new customers and re-establishing inactive ones.

•	Net sales for our Public Sector segment increased due to a 28.1% increase in federal government sales and an 8.1% increase in sales to state and local governments and educational organizations. Federal revenues benefited from the addition of vendors to our current GSA and other contract vehicles. Our sales to state and local government and education customers increased year over year due to an increase in sales representatives. Sales representatives for our Public Sector segment totaled 108 at March 31, 2006, an increase from 102 at March 31, 2005.

•	Net sales for our Large Account segment increased due to organic growth and the inclusion of $24.0 million of sales generated by former Amherst sales representatives. Average annualized sales productivity increased 4.6% compared to the prior year quarter as its sales representatives increased revenues from existing customers. Sales representatives for our Large Account segment totaled 90 at March 31, 2006, an increase from 71 at March 31, 2005.

Gross profit for the first quarter of 2006 increased compared to the first quarter of 2005 in both dollars and as a percentage of sales, on a consolidated basis, as explained by the following:

•	Gross profit for our SMB segment increased year over year in both dollars and as a percentage of net sales. These increases were primarily the result of increased vendor consideration, higher customer invoice margins, and increased sales of higher-margin software and accessories.

•	Gross profit for our Public Sector segment increased year over year in dollars and as a percentage of net sales. The dollar increase was largely the result of increased vendor consideration associated with higher sales levels. The increase in gross margin rates were partly offset by decreased customer invoice margins, as competition in this segment’s markets continues to accelerate.

•	Gross profit for our Large Account segment increased year over year in dollars but was flat as a percentage of sales. Increased revenues, as discussed earlier, led to the gross profit dollar increase.

Selling, general, and administrative expenses increased for the first quarter of 2006 and also increased as a percentage of sales as compared to the first quarter of 2005.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended March 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$26.6	12.1%	$23.4	11.7%	13.7%
Large Account	6.8	6.3	4.0	5.2	70.0
Public Sector	8.6	16.1	8.0	16.9	7.5

Total	$42.0	11.0%	$35.4	10.9%	18.6%

•	SG&A expenses for our SMB segment increased year over year, and were higher as a percentage of net sales in the first quarter of 2006 compared to the same period in 2005, primarily due to increased investments made in our sales systems and services, as well as incremental variable compensation associated with increased revenues. Our investments in making our sales support systems more responsive and flexible are expected to provide a better buying experience for our customers and increase the productivity and retention of our sales force. SG&A expenses also increased due to our opening of a new sales office in Dallas County, Texas.

•	SG&A expenses for our Large Account segment increased year over year in both dollars and as a percentage of net sales in the first quarter of 2006 compared to the prior year period. These increases resulted largely from the additional sales and service representatives added from our Amherst Transaction. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

•	SG&A expenses for our Public Sector segment increased year over year, but decreased as a percentage of net sales in the first quarter of 2006. Similar to the SMB segment, SG&A expenses increased as a result of our investments in making our sales support systems more responsive and flexible, as well as incremental variable compensation associated with higher revenues.

In the three months ended March 31, 2006, we recorded a charge of $0.4 million related to the temporary retention of certain Amherst Technologies facilities subsequent to the purchase of certain assets of Amherst Technologies. We also recorded in the first quarter of 2006 a charge of $0.5 million related to management restructuring costs, classified as workforce reductions in the table below. At the year ended December 31, 2005, we recorded a liability of $0.1 million for a workforce reduction charge, which we reversed in the first quarter of 2006, when a change in circumstances reduced the amount outstanding. A roll forward of special charges for the period presented is shown below (in thousands of dollars).

	Workforce Reductions	Amherst Technologies	Total
Balance December 31, 2005	$866	$132	$998
Charges	520	371	891
Cash payments	(377)	(382)	(759)

Liabilities at March 31, 2006	$1,009	$121	$1,130

We did not record any special charges in the three months ended March 31, 2005. Although we incurred $0.1 million in expenses related to staff reductions in the first quarter of 2005, these were included in SG&A expense.

Income from operations increased by $1.7 million to $3.6 million for the first quarter of 2006 from $1.9 million for the first quarter of 2005. Income from operations as a percentage of net sales increased to 0.9% for the first quarter of 2006 from 0.6% for the first quarter of 2005. This increase was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense increased due to higher average borrowings outstanding and increased interest rates in the first quarter of 2006 as compared to the first quarter of 2005.

Our effective tax rate was 42.0% for the first quarter of 2006 and 41.5% for the first quarter of 2005. Our increased effective tax rates are the result of state tax loss carry forwards in certain jurisdictions not recognizable as offsets to tax charges in other jurisdictions.

Net income increased to $1.7 million for the first quarter of 2006 from $0.9 million for the first quarter of 2005, principally as a result of the increase in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, and recently our purchase of certain assets of Amherst Technologies.

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $4.0 to $5.0 million and payments on capital and operating lease obligations of approximately $5.0 million. We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, additional borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2006, we had approximately $8.2 million in unrestricted accounts.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•	Credit Facilities. As of March 31, 2006, we had drawn $15.1 million of our $50.0 million bank line of credit. This line of credit can be increased, at our option, to $70.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate needing any additional sources of financing to fund our operations, if demand for information technology products declines, our cash flows from operations may be substantially affected. See also related risks listed below at Item 1A, “Risk Factors.”

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2006	2005
Net cash provided by operating activities	$5.0	$3.7
Net cash used for investing activities	(1.6)	(0.8)
Net cash used for financing activities	(5.0)	(3.4)

Decrease in cash and cash equivalents	$(1.6)	$(0.5)

Cash provided by operating activities increased in the first quarter of 2006 over the first quarter of 2005. The primary reason for the increase in the first quarter of 2006 was an increase in net earnings before depreciation, as decreases in receivables and inventories were largely offset by a decrease in payables. Our overall Days Sales Outstanding for the three months ended March 31, 2006 increased to 45 days from 43 days for the comparable prior year period. Inventory turns, however, improved in the first quarter of 2006 to 20 times from 16 times for the first quarter of 2005.

At March 31, 2006, we had $89.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $6.2 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities include our capital expenditures in the periods presented, primarily for computer equipment and capitalization of internally-developed software.

Cash used for financing activities in the first quarters of 2006 and 2005 related primarily to a decrease in net borrowings of $4.8 million and $3.4 million, respectively, under our bank line of credit.

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

Bank Line of Credit. We secured from our current bank an increased line of credit in June 2005 to provide us with a borrowing capacity of up to $50.0 million. In addition, we have the option to increase the facility an additional $20.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Amounts outstanding under this facility were $15.1 million at March 31, 2006. Approximately $8.0 million of this amount bears interest at Eurodollar rates (5.63%). The balance bears interest at the prime rate (7.75% at March 31, 2006). Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $34.9 million at March 31, 2006.

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

Inventory Trade Credit Agreements. We have security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $6.2 million as of March 31, 2006, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of March 31, 2006 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations(1)	$9,166	$1,467	$2,382	$2,279	$3,038
Operating lease obligations	7,261	3,096	3,412	753	—

Total	$16,427	$4,563	$5,794	$3,032	$3,038

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at March 31, 2006 was 1.0 to 1.0.

•	Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ending March 31, 2006 (loss quarters not counted). Such amount was calculated at March 31, 2006 as $150.9 million. Our actual consolidated stockholders’ equity at March 31, 2006 was $173.2 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $5 million of the formula availability which must be held in reserves. As of March 31, 2006, $34.9 million of the facility was available for additional borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. This Statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. Refer to Note 4 for additional information on our stock-based compensation plans and related compensation expense.

Our critical accounting policies have not materially changed from those discussed in our Annual Report of Form 10-K for the year ended December 31, 2005, except as to SFAS 123(R) as described above.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate and Euro dollar rates. We had borrowings outstanding of $15.1 million pursuant to our credit agreement as of March 31, 2006. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, borrowings outstanding totaled $15.1 million on the credit agreement at March 31, 2006, and the average outstandings borrowing during the first quarter of 2006 were not material. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

In November 2003, we were advised that the GSA canceled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures and the possibility of the sale of unqualified items or underpayment of required fees. The matter has been referred to the Department of Justice for review, and we are cooperating in that review. While we were awarded authorization in August 2004 to resume selling to the federal government under a new GSA schedule, we experienced significant declines in our federal government sales from 2003 levels. Accordingly, our revenues may continue to be adversely impacted as we attempt to regain this business.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 71% and 69% of our total product purchases in the three months ended March 31, 2006 and 2005, respectively. Among these five vendors, purchases from Ingram represented 27% and 24% of our total product purchases in the three months ended March 31, 2006 and 2005, respectively. Purchases from Tech Data comprised 19% and 24% of our total product purchases in the three months ended March 31, 2006 and 2005, respectively. Purchases from HP represented 15% and 9% of our total product purchases in the three months ended March 31, 2006 and 2005, respectively. No other vendor supplied more than 10% of our total product purchases in the three months ended March 31, 2006 and 2005, respectively. If we were unable to acquire products from Ingram, Tech Data, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at March 31, 2006 was $89.6 million.

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

Many product suppliers provide us with co-op advertising support, and in exchange, we feature their products in our catalogs. This support significantly defrays our catalog production expense. In the past, we have experienced a decrease in the level of co-op advertising support available to us from certain manufacturers. The level of co-op advertising support we receive from some manufacturers may further decline in the future. Such a decline could decrease our gross margin and increase our selling, general and administrative expenses as a percentage of sales and have a material adverse effect on our cash flows.

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

We presently collect sales and use tax on sales of products to residents in many states. During the three months ended March 31, 2006, we collected sales and use tax on approximately 19% of our net sales. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business within those states. Moreover, due to our presence on various forms of electronic media and other operational factors, our contacts with many states may exceed the limited contacts involved in the Supreme Court case. We cannot predict the level of contacts that is sufficient to permit a state to impose on us a sales or use tax collection obligation. Two of our competitors have elected to collect sales and use taxes in all states. If the Supreme Court changes its position, or if legislation is passed to overturn the Supreme Court’s decision, or if a court were to determine that our contacts with a state exceed the constitutionality permitted contacts, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in tax liability for past sales as well as price increases to our customers, and could reduce demand for our product.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table provides information about purchases by the Company during the quarter ended March 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
01/01/06–01/31/06	—	—	—	$12,714,000
02/01/06–02/28/06	—	—	—	$12,714,000
03/01/06–03/31/06	—	—	—	$12,714,000
Total:	—	—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 5—Other Information

On May 9, 2006, the Compensation Committee of the Board of Directors of PC Connection, Inc. reviewed executive officer compensation and approved base salary increases for the following executive officers (as defined in Item 402(a)(3) of Regulation S-K) effective May 20, 2006.

Executive	Previous Base Salary	New Base Salary
Patricia Gallup	$445,000	$500,000
President, Chief Executive Officer, and Chairman
Peter Cannone	$300,000	$340,000
Senior Vice President, Sales Operations
Jack Ferguson	$260,750	$280,000
Senior Vice President, Treasurer and Chief Financial Officer
Bradley Mousseau	$208,000	$240,000
Senior Vice President, Human Resources

On May 12, 2006, the Board of Directors of PC Connection, Inc. approved an Executive Bonus Plan for 2006. This plan replaces in its entirety the Discretionary Bonus Plan previously adopted on December 30, 2005. The Executive Bonus Plan rewards executive management for achieving specified net income targets and meeting individual performance goals. The Chief Executive Officer is eligible to earn 50% of base salary upon achieving 90% of specified targets, up to 170% of base salary for exceeding such targets. The other executive officers are each eligible to earn 25% of his individual base salary upon achieving 90% of specified targets, up to 85% of base salary for exceeding such targets. The Board may distribute any earned bonus under the plan with cash, stock options, or restricted stock, or a combination of the foregoing, to meet its goals for short and long term incentives.

Item 6—Exhibits

Exhibit Number		Description
10.1	(1)	Lease between MoreDirect, Inc. and RMC Midway Walnut, LP, dated January 06, 2006, for property located at 14295 Midway Road, Addison, Texas.

10.2	(1)	Lease between PC Connection Sales of Massachusetts, Inc. and RMC Midway Walnut, LP, dated January 6, 2006, for property located at 14295 Midway Road, Addison, Texas.

10.3	*	Separation Agreement, dated March 30, 2006, by and between the Company and Robert Wilkins.

10.4	*	Consulting Agreement, dated March 30, 2006, by and between the Company and Robert Wilkins.

15	*	Letter on unaudited interim financial information.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 000-23827, filed on March 30, 2006.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: May 12, 2006	By:	/S/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Date: May 12, 2006	By:	/S/ JACK FERGUSON
Jack Ferguson Senior Vice President, Treasurer and Chief Financial Officer