Form 10-Q
period 2006-06-30
PC CONNECTION INC
filed 2006-08-11
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s Common Stock as of July 28, 2006 was 25,322,433.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 11, 2006

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,530	$9,770
Accounts receivable, net	161,915	162,525
Inventories—merchandise	67,653	75,374
Deferred income taxes	3,566	3,769
Income taxes receivable	1,369	1,742
Prepaid expenses and other current assets	3,793	4,219

Total current assets	246,826	257,399
Property and equipment, net	19,290	17,700
Goodwill	56,867	56,820
Other intangibles, net	4,898	5,427
Other assets	352	359

Total assets	$328,233	$337,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$439	$416
To third party	422	412
Note payable—bank	18,000	19,975
Accounts payable	96,690	114,413
Accrued expenses and other liabilities	25,475	21,290

Total current liabilities	141,026	156,506
Capital lease obligation, less current maturities:
To affiliate	5,074	5,299
To third party	182	396
Deferred income taxes	5,169	4,105

Total liabilities	151,451	166,306

Stockholders’ Equity:
Common stock	257	256
Additional paid-in capital	78,449	77,884
Retained earnings	100,362	95,545
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	176,782	171,399

Total liabilities and stockholders’ equity	$328,233	$337,705

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$408,094	$350,710	$788,572	$674,561
Cost of sales	357,351	310,346	691,411	596,863

Gross profit	50,743	40,364	97,161	77,698
Selling, general and administrative expenses	44,534	37,379	86,489	72,795
Special charges	450	—	1,341	—

Income from operations	5,759	2,985	9,331	4,903
Interest expense	(437)	(285)	(1,081)	(557)
Other, net	(15)	50	(4)	25

Income before taxes	5,307	2,750	8,246	4,371
Income tax provision	(2,196)	(1,186)	(3,429)	(1,859)

Net income	$3,111	$1,564	$4,817	$2,512

Weighted average common shares outstanding:
Basic	25,283	25,157	25,271	25,142

Diluted	25,396	25,211	25,372	25,274

Earnings per common share:
Basic	$.12	$.06	$.19	$.10

Diluted	$.12	$.06	$.19	$.10

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2006

(Unaudited)

(amounts in thousands)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—December 31, 2005	25,622	$256	$77,884	$95,545	(362)	$(2,286)	$171,399
Stock compensation expense	—	—	202	—	—	—	202
Exercise of stock options, including income tax benefits	41	1	243				244
Issuance of stock under Employee Stock Purchase Plan	22	—	120				120
Net income	—	—	—	4,817	—	—	4,817

Balance—June 30, 2006	25,685	$257	$78,449	$100,362	(362)	$(2,286)	$176,782

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:

Net income	$4,817	$2,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,456	3,586
Provision for doubtful accounts	1,752	1,805
Deferred income taxes	1,267	334
Loss on disposal of fixed assets	63	40
Stock compensation expense	202	—
Changes in assets and liabilities:
Accounts receivable	(1,142)	(4,796)
Inventories	7,721	16,797
Prepaid expenses and other current assets	799	(1,133)
Other non-current assets	7	(144)
Accounts payable	(17,723)	5,155
Income tax benefits from exercise of stock options	17	80
Accrued expenses and other liabilities	4,185	(732)

Net cash provided by operating activities	5,421	23,504

Cash Flows from Investing Activities:

Purchases of property and equipment	(4,647)	(2,222)
Proceeds from sale of property and equipment	20	13
Payment of acquisition earn-out obligation	—	(6,921)

Net cash used for investing activities	(4,627)	(9,130)

Cash Flows from Financing Activities:

Proceeds from short-term borrowings	244,402	125,205
Repayment of short-term borrowings	(246,377)	(130,015)
Repayment of capital lease obligations	(406)	(407)
Exercise of stock options	227	348
Issuance of stock under Employee Stock Purchase Plan	120	168

Net cash used for financing activities	(2,034)	(4,701)

(Decrease) increase in cash and cash equivalents	(1,240)	9,673
Cash and cash equivalents, beginning of period	9,770	6,829

Cash and cash equivalents, end of period	$8,530	$16,502

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (“PC Connection,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three and six months ended June 30, 2006 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2006.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by manufacturers directly to our customers and receive agency fees for such transactions. We do not take title to the products in these transactions; title is passed directly from the supplier to our customer.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor consideration adjustments, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in selling, general and administrative expenses. Total direct operating expenses relating to these functions included in selling, general and administrative expenses for the periods reported are shown below:

	Three Months Ended	Six Months Ended
June 30, 2006	$2,708	$5,406
June 30, 2005	2,255	4,300

Advertising Costs and Reimbursements

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximates the period of probable benefits. Other advertising costs are expensed as incurred. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of such specific, incremental, and identifiable costs, are offset against selling, general and administrative expense. Advertising reimbursements that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory in accordance with EITF Issue No. 02-16.

Advertising costs charged to expense were $5,549 and $6,199 for the three months ended June 30, 2006 and 2005, respectively. Gross advertising reimbursements received from vendors were $8,425 and $7,362 for the three months ended June 30, 2006 and 2005, respectively. We classified $6,503 and $4,165 of these reimbursements as offsets to cost of sales or inventory for the three months ended June 30, 2006 and 2005, respectively.

Advertising costs charged to expense were $9,608 and $11,896 for the six months ended June 30, 2006 and 2005, respectively. Gross advertising reimbursements received from vendors were $15,645 and $13,981 for the six months ended June 30, 2006 and 2005, respectively. We classified $11,833 and $7,314 of these reimbursements as offsets to cost of sales or inventory for the six months ended June 30, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

We have designated January 1 of each year as the date we perform our annual impairment tests relative to goodwill. We completed the impairment review on January 1, 2006 and determined that our goodwill and trademarks were not impaired.

	June 30, 2006	December 31, 2005
Goodwill	$56,867	$56,820
Trademarks	1,190	1,190
A rollforward of goodwill is as follows:
Balance, December 31, 2005	$56,820
Adjustment to property and equipment, net	47

Balance, June 30, 2006	$56,867

Intangible assets subject to amortization at June 30, 2006 consisted of customer lists of $3,322 and a licensing agreement of $386 (net of accumulated amortization of $1,898 and $89, respectively). Intangible assets subject to amortization at December 31, 2005 consisted of customer lists of $3,815 and a licensing agreement of $422 (net of accumulated amortization of $1,405 and $53, respectively). For the three-month periods ended June 30, 2006 and 2005, we recorded amortization expense of $268 and $88, respectively. For the six-month periods ended June 30, 2006 and 2005, we recorded amortization expense of $529 and $176, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2006	$536	(A)
2007	1,071
2008	1,071
2009	942
2010	88
2011 and thereafter	—

(A)	Represents estimated amortization expense for the six months ending December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying condensed consolidated financial statements. Actual results could differ from those estimates.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. This Statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

We did not grant any options in the six months ended June 30, 2006. As required by SFAS 123(R), we recorded compensation cost in the three and six months ended June 30, 2006 for the unvested portion of outstanding stock options granted prior to January 1, 2006. The total expense recognized in the financial statements in the three-month period ended June 30, 2006 was $62 pre-tax, $47 after-tax, or less than $0.01 per basic and diluted share. The total expense recognized in the financial statements in the six-month period ended June 30, 2006 was $202 pre-tax, $172 after-tax, or less than $0.01 per basic and diluted share. See Note 5 for additional information on our stock-based compensation plans and related compensation expense.

Prior to our adoption of SFAS 123(R), we used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 148”) which required certain pro forma disclosures as if the fair value method had been followed for accounting for such compensation. The following table presents the pro forma effect on net income as if we had applied the fair value method to measure compensation cost prior to our adoption of SFAS 123(R):

June 30, 2005	Three Months Ended	Six Months Ended
Net income, as reported	$1,564	$2,512
Compensation expense, net of taxes, pro forma	155	282
Net income, pro forma	1,409	2,230
Basic net income per share, as reported	.06	.10
Basic net income per share, pro forma	.06	.09
Diluted net income per share, as reported	.06	.10
Diluted net income per share, pro forma	.06	.09

We measured the fair value of options on their grant date using the Black-Scholes-Merton option-pricing model. We did not grant any options in the six months ended June 30, 2006. The key weighted-average assumptions we used to apply this pricing model during the three and six months ended June 30, 2005 were as follows:

June 30, 2005	Three Months Ended	Six Months Ended
Risk-free interest rates	3.83%	3.49%
Volatility	75.37%	75.75%
Expected life of option grants	4 years	4 years
Dividend yield	0%	0%

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2006	2005	2006	2005
Numerator:
Net income	$3,111	$1,564	$4,817	$2,512

Denominator:
Denominator for basic earnings per share	25,283	25,157	25,271	25,142
Dilutive effect of employee stock options	113	54	101	132

Denominator for diluted earnings per share	25,396	25,211	25,372	25,274

Earnings per share:
Basic	$.12	$.06	$.19	$.10

Diluted	$.12	$.06	$.19	$.10

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006 and 2005 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended		Six Months Ended
June 30,	2006	2005	2006	2005
Anti-dilutive stock options	3,797	1,910	4,038	1,845

Note 3—Recently Issued Accounting Standard

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), to clarify the accounting for uncertainty in tax positions. This interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position.

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

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers, the “Large Account” segment, which serves medium-to-large corporations, and the “Public Sector” segment, which serves federal, state, and local government entities and educational institutions.

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2006 and 2005 is shown below:

	Three Months Ended June 30, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$215,108	$128,333	$64,653	$—	$408,094
Transfers between segments	67,325	—	—	(67,325)	—

Net Sales	$282,433	$128,333	$64,653	$(67,325)	$408,094

Operating income (loss) before allocations	$14,491	$7,007	$1,459	$(17,198)	$5,759
Allocations	13,121	202	3,875	(17,198)	—

Operating income (loss)	$1,370	$6,805	$(2,416)	$—	$5,759
Interest and other—net	(334)	21	(139)	—	(452)

Income (loss) before taxes	$1,036	$6,826	$(2,555)	$—	$5,307

Selected Operating Expenses:
Depreciation and amortization	$1,380	$353	$25	$—	$1,758
Special Charges	—	—	450	—	450

	Three Months Ended June 30, 2005
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$207,296	$78,457	$64,957	$—	$350,710
Transfers between segments	56,155	—	—	(56,155)	—

Net Sales	$263,451	$78,457	$64,957	$(56,155)	$350,710

Operating income (loss) before allocations	$13,014	$4,669	$1,254	$(15,952)	$2,985
Allocations	11,912	348	3,692	(15,952)	—

Operating income (loss)	1,102	4,321	(2,438)	—	2,985
Interest and other—net	(212)	13	(36)	—	(235)

Income (loss) before taxes	$890	$4,334	$(2,474)	$—	$2,750

Selected Operating Expenses:
Depreciation and amortization	$1,652	$182	$38	$—	$1,872

	Six Months Ended June 30, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$434,229	$236,695	$117,648	$—	$788,572
Transfers between segments	120,894	—	—	(120,894)	—

Net Sales	$555,123	$236,695	$117,648	$(120,894)	$788,572

Operating income (loss) before allocations	$30,686	$11,774	$2,596	$(35,725)	$9,331
Allocations	27,532	434	7,759	(35,725)	—

Operating income (loss)	$3,154	$11,340	$(5,163)	$—	$9,331
Interest and other—net	(840)	39	(284)	—	(1,085)

Income (loss) before taxes	$2,314	$11,379	$(5,447)	$—	$8,246

Selected Operating Expenses:
Depreciation and amortization	$2,682	$711	$63	$—	$3,456
Special Charges	998	9	334	—	1,341
Balance Sheet Data:
Total assets	$235,141	$146,020	$66,555	$(119,483)	$328,233
Goodwill	1,173	48,060	7,634	—	56,867

	Six Months Ended June 30, 2005
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$407,621	$154,823	$112,117	$—	$674,561
Transfers between segments	102,399	—	—	(102,399)	—

Net Sales	$510,020	$154,823	$112,117	$(102,399)	$674,561

Operating income (loss) before allocations	$25,609	$9,029	$1,377	$(31,112)	$4,903
Allocations	23,363	695	7,054	(31,112)	—

Operating income (loss)	2,246	8,334	(5,677)	—	4,903
Interest and other—net	(459)	23	(96)	—	(532)

Income (loss) before taxes	$1,787	$8,357	$(5,773)	$—	$4,371

Selected Operating Expenses:
Depreciation and amortization	$3,144	$360	$82	$—	$3,586
Balance Sheet Data:
Total assets	$189,774	$99,704	$51,465	$(58,757)	$282,186
Goodwill	1,173	42,880	7,634	—	51,687

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

Net sales by business segment, sales channel, and product mix are presented below:

June 30,	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Segment (excludes transfers between segments)
SMB	$215,108	$207,296	$434,229	$407,621
Large Account	128,333	78,457	236,695	154,823
Public Sector	64,653	64,957	117,648	112,117

Total	408,094	350,710	788,572	674,561

Sales Channel
Outbound Telemarketing and Field Sales	268,631	246,088	515,448	473,321
Online Internet	127,289	85,715	246,684	163,932
Inbound Telesales	12,174	18,907	26,440	37,308

Total	$408,094	$350,710	$788,572	$674,561

Product Mix
Notebooks and PDAs	$73,377	$63,615	$137,920	$124,465
Desktop/Servers	55,893	51,720	112,388	99,677
Storage Devices	34,170	28,739	68,088	57,600
Software	51,656	42,557	99,579	80,811
Net/Com Products	32,946	27,830	62,799	52,701
Printers and Printer Supplies	40,684	37,696	80,718	72,114
Video, Imaging, and Sound	51,403	43,165	98,271	80,730
Memory and System Enhancements	19,892	17,480	38,748	35,227
Accessories/Other	48,073	37,908	90,061	71,236

Total	$408,094	$350,710	$788,572	$674,561

Substantially all of our net sales for the six months ended June 30, 2006 and 2005 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at June 30, 2006 and December 31, 2005 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 2% of total net sales in the three and six months ended June 30, 2006 and 2005. Net sales to the federal government accounted for $13,053, or 3.2% of total net sales for the three months ended June 30, 2006, and $15,532, or 4.4% of total net sales for the three months ended June 30, 2005. Net sales to the federal government accounted for $25,903, or 3.3% of total net sales for the six months ended June 30, 2006, and $25,562, or 3.8% of total net sales for the six months ended June 30, 2005.

Note 5—Share Based Compensation

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

Incentive and Non-Statutory Stock Option Plans

In December 1993, the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the “1993 Plan”). Under the terms of the 1993 Plan, we were authorized, for a ten-year period, to make awards of restricted stock and to grant incentive and non-statutory options to our employees, consultants, and advisors to purchase shares of our stock. Options vested over varying periods up to four years and had contractual lives up to ten years. We did not issue any stock options under the 1993 Plan after 1998 and have outstanding grants totaling 32 shares as of June 30, 2006.

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”), which became effective on the closing of our initial public offering in 1998. The 1997 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares, and awards of restricted stock and unrestricted stock. A total of 3,600 shares have been reserved for issuance under the 1997 Plan. Our employees, officers, directors, consultants and advisors are eligible to participate in the 1997 Plan. We have issued incentive and non-statutory stock options under the 1997 Plan, generally with a graded vesting period of four years and a contractual life of ten years. We did not issue any equity awards in the first half of 2006. In connection with the adoption of SFAS 123(R), our Compensation Committee is evaluating our equity award plan and its ability to motivate senior executives to better advance stockholders’ interests.

Information regarding the 1993 and 1997 Plans is as follows:

	Option Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	2,542	$9.74
Granted	—	—
Exercised	(41)	5.46
Forfeited and cancelled	(71)	6.40

Outstanding, June 30, 2006	2,430	$9.91

The following table summarizes the status of outstanding stock options as of June 30, 2006:

		Options Outstanding			Options Exercisable
Exercise Price Range		Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 3.81	$5.38	436	7.70	$5.04	324	$4.97
5.38	6.80	358	7.25	5.72	257	5.68
6.80	7.91	522	6.65	7.51	340	7.32
7.91	10.99	537	5.19	9.44	512	9.41
10.99	52.75	577	2.75	18.80	577	18.80

$ 3.81	$52.75	2,430	5.68	$9.91	2,010	$10.56

The intrinsic value of all outstanding options was $440 as of June 30, 2006. The intrinsic value of all exercisable options was $354 as of June 30, 2006, and the weighted-average remaining life of such exercisable options as of June 30, 2006 was 5.1 years. Intrinsic value represents the difference between $5.85, the closing price of our stock on June 30, 2006, and the exercise price. Unearned compensation cost related to the unvested portion of outstanding stock options as of June 30, 2006 was $1,650 and is expected to be recognized over a weighted-average period of approximately 1.8 years.

On December 30, 2005, our board of directors approved the acceleration of the vesting of the following outstanding options: (1) all unvested options from grants of 20,000 shares or more held by officers of the Company and any of its subsidiaries that would otherwise vest in 2006, (2) all “market condition” options (those options whose vesting depends upon reaching certain stock prices), held by officers, and (3) all unvested options from grants of less than 20,000 shares, held by directors, officers, and other employees. Accordingly, as of the date of adoption of SFAS 123(R), all outstanding options were fully vested except options to purchase 470 shares of common stock. No options will therefore vest in 2006, and remaining unvested options will continue to vest, commencing in 2007, in accordance with their terms.

Accounting for Share Based Compensation Prior to Adoption of SFAS 123(R)

Prior to our adoption of SFAS 123(R), we used the intrinsic value method prescribed by APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAS 148, which required certain pro forma disclosures as if the fair value had been recorded for share-based compensation expense. We used the Black-Scholes-Merton option valuation model to assess the grant date fair value of each award. In general, our option grants vested with a four-year graded vesting and a ten year contractual term. We elected to value each grant as a single award and to recognize cost on a straight-line method. See Note 1 for the pro forma disclosure of share-based compensation for the three and six months ended June 30, 2005.

Accounting for Share Based Compensation Under SFAS 123(R)

We recognized compensation cost for the unvested portion of awards granted prior to adoption. Such cost was recognized using the original grant date fair value as assessed for the pro forma disclosures required by SFAS 123. Also, as required by the modified prospective transition method, which we have elected, compensation related to the unvested portion of such pre-adopted grants will be recognized using the same attribution method used under SFAS 123. As discussed above, we treated our four-year graded vesting awards as a single award. As permitted, we will recognize compensation cost ratably over the service period.

The following table summarizes the components of share-based compensation recorded as expense:

June 30, 2006	Three Months Ended	Six Months Ended
Pre-tax compensation expense	$62	$202
Tax benefit	(15)	(30)

After-tax compensation expense	$47	$172

The stock compensation expense effect on both basic and diluted earnings per share for the three-and six-month periods ended June 30, 2006 was less than $0.01 per share. We recorded a deferred tax asset of $30 in the second quarter of 2006 related to the benefit of non-qualified options.

For the six months ended June 30, 2006, a total of 41 options to purchase our common stock were exercised. Cash proceeds related to the stock option exercises during that period were $227, and the total intrinsic value of these option exercises was $47. None of these option exercises resulted in excess tax benefits, which SFAS 123(R) requires to be presented as a financing cash inflow, because pro forma compensation expense exceeded the respective tax benefits realized upon the exercise of these options.

Note 6—Special Charges

In the six months ended June 30, 2006, we recorded a charge of $450 related to our review of a 2003 contract cancellation by the General Services Administration (“GSA”) and a charge of $371 related to the temporary retention of Amherst Technologies LLC facilities subsequent to the purchase of certain assets of Amherst

(as defined below). We also recorded in the first half of 2006 a charge of $520 related to management restructuring costs, classified as workforce reductions in the table below. We did not record any special charges in the six months ended June 30, 2005.

A roll forward of special charges for the six months ended June 30, 2006 is shown below.

	Workforce Reductions	Amherst Technologies	GSA Review	Total
Balance December 31, 2005	$866	$132	$—	$998
Charges	520	371	450	1,341
Cash payments	(714)	(503)	—	(1,217)

Liabilities at June 30, 2006	$672	$—	$450	$1,122

Liabilities at June 30, 2006 and December 31, 2005 are included in accrued expenses and other liabilities on the balance sheet.

Note 7—Purchase of Certain Assets of Amherst Technologies, LLC

On October 21, 2005, we completed the acquisition of certain assets of Amherst Technologies, LLC and certain other parties (collectively, “Amherst”) from IBM Credit, LLC (“IBM”) for $7,751 in cash. Prior to this transaction, IBM was granted a security interest by Amherst covering the acquired assets. The assets we acquired include customer relationships and related intangibles; intellectual property; and miscellaneous furniture, fixtures, and equipment. The acquired assets were combined with our Large Account segment to expand its reach into the medium-to-large corporate customer segment and enhance its sales efforts. In the prior year, we incurred an additional $28 of costs directly related to the transaction.

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

Note 8—Commitments and Contingencies

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

We are also subject to audit by various government agencies relating to sales under certain government contracts. An audit was conducted on our contract with the GSA for the period May 1, 1997 to March 31, 2002, and in November 2003, the GSA’s contract with our subsidiary, GovConnection, was cancelled. Management has concluded that such cancellation was precipitated by an audit of contractual compliance, although we have not received an audit report or received a claim from the GSA concerning amounts that might be owed pursuant to this audit. Based on our own internal review of contractual compliance, we have noted that several internal control deficiencies existed at GovConnection surrounding its compliance with the GSA contract. Actions were taken to address these deficiencies. In order to assist in this evaluation, we engaged outside counsel and an independent accounting firm to review our systems, policies, and procedures relative to our federal, state, and local government contracts and to assist us in resolving this matter. We were awarded a new GSA contract in August 2004.

We were informally advised in 2003 that the earlier audit matters related to GovConnection were referred to the Department of Justice for its review. Such a referral exposes us to possible civil damages for non-compliance with the GSA contract. Such damages can be substantial. We believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract or any penalties assessed. We are in the process of settling this matter and have engaged outside counsel to assist us. On the basis of their advice, we reserved an additional $450 during the second quarter of 2006. We have reserved a total of $1,500 for settlement of this matter. However, we will continue to evaluate our reserves—as they relate both to the GSA audit and the Department of Justice investigation—in light of additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on our results of operations or financial condition. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract.

We are also subject to audits by states on sales and income taxes, unclaimed property, and other assessments. Certain sales tax audits are in process, and a multi-state unclaimed property audit has begun. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Such outcome could have a material impact on our results of operations and financial condition.

Note 9—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $20,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (8.25% at June 30, 2006). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for durations of one, two, three, four, or six months. The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at June 30, 2006 was 0.6 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $32,000 at June 30, 2006.

Borrowings of $18,000 and $19,975 were outstanding under this credit facility at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, outstanding borrowings consisted of two-month Eurodollar Rate Loans of $10,000 at 6.67% interest and $8,000 at 6.93% interest. The credit facility matures on June 29, 2008, at which time amounts outstanding become due.

At June 30, 2006 and December 31, 2005, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregate amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At June 30, 2006 and December 31, 2005, accounts payable included $12,914 and $12,316, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW

PC Connection is a national direct marketer of a wide range of IT products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories, that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, configuration, installation, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government entities and educational institutions, or Public Sector, through our GovConnection subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) our Web sites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.

Challenges and Opportunities

The primary challenges we face in effectively managing our business are (1) increasing our revenues while improving our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general and administrative (“SG&A”) expenses over a higher sales base. With only moderate growth projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins.

We enjoyed a substantial improvement in sales productivity (average annualized sales per sales representative) in our Large Account segment in the second quarter of 2006 compared to the prior year period. We experienced, however, modest year-over-year sales productivity declines in the second quarter of 2006 in both our SMB and Public Sector segments, due primarily to increased hiring of new sales representatives. We have made significant investments in our sales training programs and information systems in anticipation of future productivity gains. Increasing our sales representatives’ productivity will remain a key corporate challenge for the upcoming periods.

As previously reported, the General Services Administration, or GSA, cancelled its contract with GovConnection in November 2003, following its review of that subsidiary’s contract management system and procedures and the possibility of the sale of unqualified items and underpayment of required fees. Although we were awarded a new GSA contract in August 2004, we have experienced significant declines in our federal government sales from 2003 levels. Our federal government revenues may continue to be negatively impacted as GovConnection seeks to regain sales under the new GSA contract and other federal government contracts. This matter is further discussed in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
June 30,	2006	2005	2006	2005
Net sales (in millions)	$408.1	$350.7	$788.6	$674.6
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	12.4	11.5	12.3	11.5
Selling, general and administrative expenses	10.9	10.6	10.9	10.8
Special charges	0.1	—	0.2	—
Income from operations	1.4%	0.9%	1.2%	0.7%

Our year-over-year increase in sales in the first half of 2006 resulted from sales growth in all three segments, as well as the inclusion of sales generated by former Amherst Technologies representatives during the six months ended June 30, 2006. As previously reported, we purchased certain assets of Amherst Technologies in October 2005. Gross profit dollars increased year over year in the six months ended June 30, 2006 in all three segments, due to increases in both sales and gross profit margins. Gross margin improvement resulted from higher customer invoice product margins; increased sales of higher margin services, software, and accessories; larger software agency fees; and increased vendor consideration. SG&A expenses increased in both dollars and as a percentage of sales. The dollar increase was largely attributable to the Amherst transaction, increased variable compensation associated with higher sales, the opening of a new sales center in Texas, and continued investments in sales, systems, services, and sales training.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment, sales channel, and product mix:

	Three Months Ended		Six Months Ended
June 30,	2006	2005	2006	2005
Business Segment
SMB	53%	59%	55%	60%
Large Account	31	22	30	23
Public Sector	16	19	15	17

Total	100%	100%	100%	100%

Sales Channel
Outbound Telemarketing and Field Sales	66%	70%	66%	70%
Online Internet	31	25	31	24
Inbound Telesales	3	5	3	6

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	18%	18%	18%	18%
Desktop/Servers	14	15	14	15
Storage Devices	8	8	9	8
Software	13	12	13	12
Net/Com Products	8	8	8	8
Printers and Printer Supplies	10	11	10	11
Videos, Imaging, and Sound	12	12	12	12
Memory and System Enhancements	5	5	5	5
Accessories/Other	12	11	11	11

Total	100%	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2006	2005	2006	2005
Business Segment
SMB	13.8%	12.4%	13.6%	12.3%
Large Account	10.7	10.5	10.6	10.5
Public Sector	11.3	10.0	11.0	10.1
Total	12.4%	11.5%	12.3%	11.5%

Consolidated gross profit dollars increased for the second quarter of 2006 over the second quarter of 2005 by $10.4 million, due to increases in both net sales and gross profit margins. Consolidated gross profit dollars for the six months ended June 30, 2006 increased over the prior year period by $19.5 million, due to increases in both net sales and gross profit margins. Gross margin improvement in the three-month and six-month periods ended June 30, 2006 resulted from higher customer invoice product margins; increased sales of higher margin services, software, and accessories; larger software agency fees; and increased vendor consideration recorded as an offset to cost of sales.

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

	Three Months Ended		Six Months Ended
June 30,	2006	2005	2006	2005
Purchasing/Distribution Center	0.66%	0.64%	0.69%	0.64%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Six Months Ended
June 30,	2006	2005	2006	2005
Personnel costs	$29.5	$24.7	$58.9	$48.3
Advertising, net	3.6	3.0	5.8	5.2
Facilities operations	2.3	2.1	4.5	4.2
Credit card fees	1.8	1.9	3.8	3.8
Depreciation and amortization	1.8	1.9	3.5	3.6
Bad debts	0.6	0.7	1.4	1.2
Other, net	4.9	3.1	8.6	6.5

Total	$44.5	$37.4	$86.5	$72.8

Percentage of net sales	10.9%	10.6%	10.9%	10.8%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. The year-over-year increase in personnel costs resulted primarily from additional sales and service personnel from our Amherst transaction and increased variable compensation related to higher sales. The increase in other costs is attributable primarily to increases in professional fees and in state tax and other compliance accruals.

Year-Over-Year Comparisons

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2006		2005		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$215.1	52.7%	$207.3	59.1%	3.8%
Large Account	128.3	31.4	78.4	22.4	63.6
Public Sector	64.7	15.9	65.0	18.5	(0.5)

Total	$408.1	100.0%	$350.7	100.0%	16.4%

Gross Profit:
SMB	$29.6	13.8%	$25.7	12.4%	15.2%
Large Account	13.8	10.7	8.2	10.5	68.3
Public Sector	7.3	11.3	6.5	10.0	12.3

Total	$50.7	12.4%	$40.4	11.5%	25.5%

Net sales for the second quarter of 2006 increased compared to the second quarter of 2005, as explained by the following:

•	Net sales for our SMB segment benefited from an increase in sales representatives in the second quarter of 2006. Sales representatives for our SMB segment totaled 465 at June 30, 2006, compared to 424 at June 30, 2005, and as a result, corporate outbound sales increased 10% year over year in the second quarter of 2006. Corporate outbound sales also benefited from the success of our customer acquisition programs during the second quarter of 2006. Sales growth was mitigated however by a 38% decline in inbound consumer sales during the second quarter of 2006. This decrease reflects a reduction in the number of catalogs we distributed and an increased focus on more diverse marketing strategies and programs designed to reach our business customers. Sales productivity decreased year over year by 5% in the SMB segment, mostly due to the additional number of new hires added in the second quarter of 2006.

•	Net sales for our Large Account segment increased due to organic growth and the inclusion of sales generated by former Amherst sales representatives. Average annualized sales productivity increased 29% compared to the prior year quarter as its sales representatives increased revenues from existing customers and added new customers. Sales representatives for our Large Account segment totaled 88 at June 30, 2006, an increase from 69 at June 30, 2005.

•	Net sales for our Public Sector segment decreased slightly year over year during the second quarter of 2006 due to a 16% decrease in sales to the federal government, offset by an increase of 4% in sales to state and local governments and educational institutions. Public sector sales declined as a result of slight decreases in both productivity and sales representative headcount. Sales representatives for our Public Sector segment totaled 106 at June 30, 2006, a decrease from 109 at June 30, 2005.

Gross profit for the second quarter of 2006 increased compared to the second quarter of 2005 in both dollars and as a percentage of sales, in all three segments, as explained by the following:

•	Gross profit for our SMB segment increased year over year due to increases in both sales and gross profit margins. Gross profit margins benefited from higher customer invoice margins, increased sales of higher-margin software, servers, and storage devices, and increased vendor consideration recorded as an offset to cost of sales. Growth in services revenue, although still a relatively small component compared to product sales for this segment, also improved gross profit margins in the second quarter of 2006 over the prior year period.

•	Gross profit for our Large Account segment increased by 68% year over year in dollars, largely due to its 64% increase in sales. Gross profit margins increased year over year by 24 basis points, as a percentage of sales, as increased service revenues and software agency fees, generated primarily by former Amherst personnel, contributed to higher gross margins in this segment.

•	Gross profit for our Public Sector segment increased year over year due to higher customer invoice margins and increased vendor consideration recorded as an offset to cost of sales. As a result, gross profit dollars increased in this segment, although we experienced a slight decrease in Public Sector sales during the second quarter of 2006.

Selling, general and administrative expenses increased for the second quarter of 2006 and also increased as a percentage of sales as compared to the second quarter of 2005.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended June 30,
	2006		2005		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$28.3	13.2%	$24.6	11.9%	15.0%
Large Account	6.9	5.4	3.9	5.0	76.9
Public Sector	9.3	14.4	8.9	13.7	4.5

Total	$44.5	10.9%	$37.4	10.6%	19.0%

•	SG&A expenses for our SMB segment increased year over year and were higher as a percentage of net sales in the second quarter of 2006 compared to the same period in 2005, primarily due to increased variable compensation associated with higher sales levels, increased investments in sales support systems and sales training, and incremental expenses associated with our new call center in Texas.

•	SG&A expenses for our Large Account segment increased year over year in both dollars and as a percentage of net sales in the second quarter of 2006. These increases resulted largely from additional sales and service representatives added from our Amherst transaction. Incremental variable compensation associated with higher sales levels also increased operating expense dollars for this segment.

•	SG&A expenses for our Public Sector segment increased year over year in both dollars and as a percentage of net sales in the second quarter of 2006. Similar to the SMB segment, SG&A expenses increased as a result of our investments in making our sales support systems more responsive and flexible.

In the three months ended June 30, 2006, we recorded a charge of $0.5 million related to our review of a 2003 contract cancellation by the General Services Administration (“GSA”). See Note 8—“Commitments and Contingencies” for further discussion of this matter. There were no other significant changes in estimates in any of the periods presented. A roll forward of special charges for the second quarter of 2006 is shown below (in thousands of dollars).

	Workforce Reductions	Amherst Technologies	GSA Review	Total
Balance March 31, 2006	$1,009	$121	$—	$1,130
Charges	—	—	450	450
Cash payments	(337)	(121)	—	(458)

Liabilities at June 30, 2006	$672	$—	$450	$1,122

We did not record any special charges in the three months ended June 30, 2005. Liabilities are included in accrued expenses and other liabilities on the balance sheet.

Income from operations increased by $2.8 million to $5.8 million for the second quarter of 2006 from $3.0 million for the second quarter of 2005. Income from operations as a percentage of net sales increased to 1.4% for the second quarter of 2006 from 0.9% for the second quarter of 2005. This increase was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense increased due to higher average borrowings outstanding and increased interest rates in the second quarter of 2006 as compared to the second quarter of 2005.

Our effective tax rate was 41.4% for the second quarter of 2006 and 43.1% for the second quarter of 2005.

Net income increased to $3.1 million for the second quarter of 2006 from $1.6 million for the second quarter of 2005, principally as a result of the increase in income from operations.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2006		2005		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$434.2	55.1%	$407.7	60.4%	6.5%
Large Account	236.7	30.0	154.8	23.0	52.9
Public Sector	117.7	14.9	112.1	16.6	5.0

Total	$788.6	100.0%	$674.6	100.0%	16.9%

Gross Profit:
SMB	$59.1	13.6%	$50.2	12.3%	17.7%
Large Account	25.1	10.6	16.2	10.5	54.9
Public Sector	13.0	11.0	11.3	10.1	15.0

Total	$97.2	12.3%	$77.7	11.5%	25.1

Net sales for the six months ended June 30, 2006 increased compared to the six months ended June 30, 2005, in all three segments, as explained by the following:

•	Net sales for our SMB segment benefited from an increase in sales representatives in the first half of 2006 over prior year levels. Sales representatives for our SMB segment totaled 465 at June 30, 2006, compared to 424 at June 30, 2005, and as a result, corporate outbound sales increased year over year in the six months ended June 30, 2006. Revenues were mitigated by a year-over-year decrease in inbound consumer sales during the first half of 2006.

•	Net sales for our Large Account segment increased due to organic growth and the inclusion of sales generated by former Amherst sales representatives. This segment experienced increased demand from existing customers. In addition, being able to offer a greater range of services as a result of our Amherst transaction has also increased sales in our Large Account business. Sales representatives for this segment totaled 88 at June 30, 2006, an increase from 69 at June 30, 2005.

•	Net sales for our Public Sector segment increased during the first half of 2006 due to a 6.0% increase in sales to state and local governments and educational institutions and a 1% increase in sales to the federal government from prior year levels. Sales representatives for our Public Sector segment totaled 106 at June 30, 2006, a decrease from 109 at June 30, 2005.

Gross profit for the six months ended June 30, 2006 increased compared to the six months ended June 30, 2005 in both dollars and as a percentage of sales, in all three segments, as explained by the following:

•	Gross profit for our SMB segment increased year over year due to increases in both sales and gross profit margins. Gross profit margins as a percentage of sales benefited from higher customer invoice margins, increased sales of higher-margin software and accessories, and increased vendor consideration recorded as an offset to cost of sales.

•	Gross profit for our Large Account segment increased by 55% year over year in dollars as large account revenues increased by 53% during the same period. Gross profit margins increased by 14 basis points, as a percentage of sales, as increased service revenues and software agency fees, generated primarily by former Amherst personnel, contributed to higher gross margins in the first half of 2006.

•	Gross profit for our Public Sector segment increased year over year due to increases in sales and gross profit margins. Higher customer invoice margins and increased vendor consideration recorded as an offset to cost of sales contributed to the year-over-year increase in gross profit margins in the first half of 2006.

Selling, general and administrative expenses increased for the six months ended June 30, 2006 and also increased as a percentage of sales as compared to the six months ended June 30, 2005.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Six Months Ended June 30,
	2006		2005		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$54.9	12.6%	$48.0	11.8%	14.4%
Large Account	13.8	5.8	7.9	5.1	74.7
Public Sector	17.8	15.1	16.9	15.1	5.3

Total	$86.5	10.9%	$72.8	10.8%	18.8%

•

SG&A expenses for our SMB segment increased in dollars year over year, and were higher as a percentage of net sales in the first half of 2006 compared to the same period in 2005, primarily due to increased investments made in our sales systems and services, as well as incremental variable compensation associated with increased revenues. Our investments in making our sales support systems more responsive and flexible are expected to provide a better buying experience for our customers and increase the productivity and retention of our sales force. SG&A expenses also increased due to our opening of a new sales office in Texas.

•	SG&A expenses for our Large Account segment increased year over year in both dollars and as a percentage of net sales in the first half of 2006 compared to the prior year period. These increases resulted largely from the additional sales and service representatives added from our Amherst transaction. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

•	SG&A expenses for our Public Sector segment increased year over year, but were unchanged as a percentage of net sales in the first half of 2006. Similar to the SMB segment, SG&A expenses increased as a result of our investments in making our sales support systems more responsive and flexible, as well as incremental variable compensation associated with higher revenues.

In the six months ended June 30, 2006, we recorded a charge of $0.5 million related to our review of a 2003 contract cancellation by the GSA. See Note 8—“Commitments and Contingencies” for further discussion of this matter. We also recorded a charge of $0.4 million related to the temporary retention of certain Amherst Technologies facilities and a charge of $0.5 million related to management restructuring costs, classified as workforce reductions in the table below. At the year ended December 31, 2005, we recorded a liability of $0.1 million for a workforce reduction charge, which we reversed in the first quarter of 2006, when a change in circumstances reduced the amount outstanding. A roll forward of special charges for the period presented is shown below (in thousands of dollars).

	Workforce Reductions	Amherst Technologies	GSA Review	Total
Balance December 31, 2005	$866	$132	$—	$998
Charges	520	371	450	1,341
Cash payments	(714)	(503)	—	(1,217)

Liabilities at June 30, 2006	$672	$—	$450	$1,122

We did not record any special charges in the six months ended June 30, 2005. Liabilities are included in accrued expenses and other liabilities on the balance sheet.

Income from operations increased by $4.4 million to $9.3 million for the six months ended June 30, 2006 from $4.9 million for the six months ended June 30, 2005. Income from operations as a percentage of net sales increased year over year to 1.2% for the first half of 2006 from 0.7% for the first half of 2005. This increase was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense increased due to higher average borrowings outstanding and increased interest rates in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Our effective tax rate was 41.6% for the six months ended June 30, 2006 and 42.5% for the six months ended June 30, 2005.

Net income increased to $4.8 million for the six months ended June 30, 2006 from $2.5 million for the six months ended June 30, 2005, principally as a result of the increase in income from operations.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, and recently, our purchase of certain assets of Amherst Technologies.

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $4.0 to $5.0 million and payments on capital and operating lease obligations of approximately $4.4 million. We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, additional borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2006, we had approximately $8.5 million in unrestricted accounts.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•	Credit Facilities. As of June 30, 2006, we had drawn $18.0 million of our $50.0 million bank line of credit. This line of credit can be increased, at our option, to $70.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2006	2005
Net cash provided by operating activities	$5.4	$23.5
Net cash used for investing activities	(4.6)	(9.1)
Net cash used for financing activities	(2.0)	(4.7)

(Decrease) increase in cash and cash equivalents	$(1.2)	$9.7

Cash provided by operating activities decreased in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The primary reason for the decrease in the first half of 2006 was a decrease in accounts payable during the first half of 2006 compared to an increase in payables in the comparable prior year period. The higher cash flow in the first half of 2005 also resulted from a larger reduction in inventory during 2005 compared to that occurring in the first half of this year. Inventory turns, however, improved in the second quarter of 2006 to 23 times from 19 times for the second quarter of 2005 as cost of goods sold was higher in the first half of 2006 compared to the prior year period.

At June 30, 2006, we had $96.7 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $12.9 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities include our capital expenditures in the periods presented, primarily for computer equipment and capitalization of internally-developed software.

Cash used for financing activities in the six months ended June 30, 2006 and 2005 related primarily to a decrease in net borrowings of $2.0 million and $4.8 million, respectively, under our bank line of credit.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (8.25% at June 30, 2006). In addition, we have the option to increase the facility an additional $20.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest expense, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for durations of one, two, three, four, or six months. Amounts outstanding under this facility were $18.0 million at June 30, 2006 and were comprised of two-month Eurodollar Rate Loans ($10.0 million at 6.67% interest and $8.0 million at 6.93% interest). Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $32.0 million at June 30, 2006.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $12.9 million as of June 30, 2006, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of June 30, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations (1)	$8,800	$1,467	$2,301	$2,279	$2,753
Operating lease obligations	6,848	2,906	3,243	591	108

Total	$15,648	$4,373	$5,544	$2,870	$2,861

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Capital Leases. We have a 15-year lease for our corporate headquarters with an affiliated company related through common ownership. We also have a three-year lease for certain computer equipment with an unrelated party. We are required to make lease payments, under these agreements, aggregating from $1.0 million to $1.5 million per year. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at June 30, 2006 was 0.6 to 1.0.

•	Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ending March 31, 2006 (loss quarters not counted). Such amount was calculated at June 30, 2006 as $152.4 million. Our actual consolidated stockholders’ equity at June 30, 2006 was $176.8 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $5 million of the formula availability which must be held in reserves. As of June 30, 2006, $32.0 million of the facility was available for additional borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. This Statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. Refer to Note 5 for additional information on our share-based compensation plans and related compensation expense.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), to clarify the accounting for uncertainty in tax positions. This interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, except as to SFAS 123(R) as described above.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate and Euro dollar rates. We had borrowings outstanding of $18.0 million pursuant to our credit agreement as of June 30, 2006. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, borrowings outstanding totaled $18.0 million on the credit agreement at June 30, 2006, and the average outstandings borrowing during the three and six months ended June 30, 2006 were not material. A change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. If any of the following risks actually occur, our business, financial condition, or results of operations would likely suffer.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 70% and 67% of our total product purchases in the six months ended June 30, 2006 and 2005, respectively. Among these five vendors, purchases from Ingram represented 27% and 24% of our total product purchases in the six months ended June 30, 2006 and 2005, respectively. Purchases from Tech Data comprised 18% and 23% of our total product purchases in the six months ended June 30, 2006 and 2005, respectively. Purchases from HP represented 15% and 9% of our total product purchases in the six months ended June 30, 2006 and 2005, respectively. No other vendor supplied more than 10% of our total product purchases in the six months ended June 30, 2006 and 2005, respectively. If we were unable to acquire products from Ingram, Tech Data, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at June 30, 2006 was $96.7 million.

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

Many product suppliers provide us with advertising support, and in exchange, we feature their products in our catalogs and other marketing vehicles. This support significantly defrays our marketing costs. In the past, we have experienced a decrease in the level of advertising support available to us from certain manufacturers. The level of advertising support we receive from some manufacturers may decline in the future. Such a decline could decrease our gross margin and increase our selling, general and administrative expenses as a percentage of sales and have a material adverse effect on our cash flows.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including CDW Corporation, Insight Enterprises, Inc., and Dell Inc., who are much larger than we are. Certain hardware and software vendors, such as HP, Lenovo, and Apple, who provide products to us, are also selling their products directly to end users through their own catalogs and over the Internet. We compete not only for customers, but also for advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

We ship approximately 50% of our products to customers by DHL Worldwide Express (“DHL”), with the remainder being shipped by United Parcel Service, Inc. and other overnight delivery and ground services. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

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

We presently collect sales and use tax on sales of products to residents in many states. During the six months ended June 30, 2006, we collected sales and use tax on approximately 24% of our net sales, and the additional sales in these states that were nontaxable due to product or customer exemption represent an additional 34% of our net sales. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business within those states.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 68% of the outstanding shares of our common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(e)	The following table provides information about purchases by the Company during the quarter ended June 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
04/01/06 – 04/30/06	—	—	—	$12,714,000
05/01/06 – 05/31/06	—	—	—	$12,714,000
06/01/06 – 06/30/06	—	—	—	$12,714,000
Total	—	—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 4—Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on May 24, 2006, the following matters were acted upon by the stockholders of the Company:

1.	The election of six Directors.

2.	The ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of common stock issued, outstanding, and eligible to vote as of the record date of April 13, 2006 was 25,259,261. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

1.	Election of Directors:

Nominees	Votes For	Votes Withheld
Patricia Gallup	23,019,332	575,921
David Hall	23,020,142	575,111
Bruce Barone	23,487,508	107,745
David Beffa-Negrini	23,020,232	575,021
Joseph Baute	23,487,403	107,850
Donald Weatherson	22,912,630	682,623

2.	Ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year:

Votes For	Votes Against	Votes Abstained
23,562,509	30,303	2,441

Item 5—Other Information

On May 1, 2006, our subsidiary Merrimack Services Corporation entered into an amendment to its Lease Agreement, dated January 5, 2000, with The Hillsborough Group, as amended, for property located at 706 Route 101A, Merrimack, New Hampshire. The amendment increased the rental payment to $11,302.67 per month and extended the lease for an additional two year term. The amendment also provided Merrimack Services Corporation an option to renew the lease for one additional two year term, commencing May 1, 2008 and ending April 30, 2010, at the same monthly rate.

On April 21, 2006, our subsidiary Merrimack Services Corporation entered into an amendment to its Lease Agreement, dated November 16, 2000, with The Whatman Group, successor-in-interest to Schleicher & Schuell Bioscience, Inc. for property located at 10 Optical Avenue, Keene, New Hampshire. The amendment extended the Lease Agreement for an additional two year term commencing May 23, 2006 and ending May 22, 2008 at the same monthly rate of $10,158.

Item 6—Exhibits

Exhibit Number	Description
10.1*	Amendment, dated May 1, 2006, to the Lease Agreement between Merrimack Services Corporation and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.

10.2*	Amendment, dated April 21, 2006, to the Lease Agreement between Merrimack Services Corporation and Whatman, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.

15*	Letter on unaudited interim financial information.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: August 11, 2006	By:	/s/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: August 11, 2006	By:	/s/ JACK FERGUSON
Jack Ferguson
Senior Vice President, Treasurer and Chief Financial Officer