Form 10-Q
period 2006-09-30
PC CONNECTION INC
filed 2006-11-14
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s Common Stock as of November 3, 2006 was 25,937,611.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the condensed consolidated interim financial statements, effective January 1, 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

November 13, 2006

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,819	$9,770
Accounts receivable, net	159,016	162,525
Inventories—merchandise	68,429	75,374
Deferred income taxes	3,878	3,769
Income taxes receivable	987	1,742
Prepaid expenses and other current assets	3,832	4,219

Total current assets	247,961	257,399
Property and equipment, net	19,541	17,700
Goodwill	56,867	56,820
Other intangibles, net	4,630	5,427
Other assets	323	359

Total assets	$329,322	$337,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$452	$416
To third party	427	412
Note payable—bank	7,096	19,975
Accounts payable	99,690	114,413
Accrued expenses and other liabilities	26,823	21,290

Total current liabilities	134,488	156,506
Capital lease obligation, less current maturities:
To affiliate	4,957	5,299
To third party	73	396
Deferred income taxes	5,750	4,105

Total liabilities	145,268	166,306

Stockholders’ Equity:
Common stock	261	256
Additional paid-in capital	81,329	77,884
Retained earnings	104,750	95,545
Treasury stock at cost	(2,286)	(2,286)

Total stockholders’ equity	184,054	171,399

Total liabilities and stockholders’ equity	$329,322	$337,705

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$415,213	$371,124	$1,203,785	$1,045,685
Cost of sales	364,070	329,044	1,055,481	925,907

Gross profit	51,143	42,080	148,304	119,778
Selling, general and administrative expenses	43,291	37,531	129,780	110,326
Special charges	1,050	853	2,391	853

Income from operations	6,802	3,696	16,133	8,599
Interest expense	(394)	(289)	(1,475)	(846)
Other, net	38	25	34	50

Income before taxes	6,446	3,432	14,692	7,803
Income tax provision	(2,058)	(1,508)	(5,487)	(3,367)

Net income	$4,388	$1,924	$9,205	$4,436

Weighted average common shares outstanding:
Basic	25,446	25,224	25,330	25,170

Diluted	25,667	25,271	25,459	25,275

Earnings per common share:
Basic	$.17	$.08	$.36	$.18

Diluted	$.17	$.08	$.36	$.18

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2006

(Unaudited)

(amounts in thousands)

	Common Shares		Additional Paid-In Capital	Retained	Treasury Shares
	Shares	Amount		Earnings	Shares	Amount	Total
Balance—December 31, 2005	25,622	$256	$77,884	$95,545	(362)	$(2,286)	$171,399
Stock compensation expense	—	—	277	—	—	—	277
Exercise of stock options, including income tax benefits	413	5	3,048	—	—	—	3,053
Issuance of stock under Employee Stock Purchase Plan	22	—	120	—	—	—	120
Net income	—	—	—	9,205	—	—	9,205

Balance—September 30, 2006	26,057	$261	$81,329	$104,750	(362)	$(2,286)	$184,054

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$9,205	$4,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,227	5,340
Provision for doubtful accounts	2,094	2,790
Deferred income taxes	1,536	40
Loss on disposal of fixed assets	63	41
Stock compensation expense	277	—
Gross excess tax benefit from exercise of stock options	(1)	—
Changes in assets and liabilities:
Accounts receivable	1,415	(30,679)
Inventories	6,945	11,446
Prepaid expenses and other current assets	1,142	50
Other non-current assets	36	(187)
Accounts payable	(14,723)	16,479
Income tax benefits from exercise of stock options	231	80
Accrued expenses and other liabilities	5,533	752

Net cash provided by operating activities	18,980	10,588

Cash Flows from Investing Activities:

Purchases of property and equipment	(6,401)	(5,060)
Proceeds from sale of property and equipment	20	13
Payment of acquisition earn-out obligation	—	(6,921)

Net cash used for investing activities	(6,381)	(11,968)

Cash Flows from Financing Activities:

Proceeds from short-term borrowings	317,280	180,800
Repayment of short-term borrowings	(330,159)	(178,044)
Repayment of capital lease obligations	(614)	(600)
Exercise of stock options	2,822	348
Gross excess tax benefit from exercise of stock options	1	—
Issuance of stock under Employee Stock Purchase Plan	120	168

Net cash (used for) provided by financing activities	(10,550)	2,672

Increase in cash and cash equivalents	2,049	1,292
Cash and cash equivalents, beginning of period	9,770	6,829

Cash and cash equivalents, end of period	$11,819	$8,121

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three and nine months ended September 30, 2006 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2006.

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

	Three Months Ended	Nine Months Ended
September 30, 2006	$2,760	$8,166
September 30, 2005	2,406	6,706

Advertising Costs and Allowances

Costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months) which approximates the period of probable benefits. Other advertising costs are expensed as incurred.

Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. This form of vendor consideration, to the extent that it represents specific reimbursements of such specific, incremental, and identifiable costs, are offset against selling, general and administrative expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory in accordance with EITF 02-16.

Gross advertising allowances received from vendors were $8,660 and $7,132 for the three months ended September 30, 2006 and 2005, respectively. We classified $6,938 and $4,743 of these allowances as offsets to cost of sales or inventory for the three months ended September 30, 2006 and 2005, respectively. Gross advertising allowances received from vendors were $24,305 and $21,113 for the nine months ended September 30, 2006 and 2005, respectively. We classified $18,771 and $12,057 of these allowances as offsets to cost of sales or inventory for the nine months ended September 30, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

We have designated January 1 of each year as the date we perform our annual impairment tests relative to goodwill and indefinite-lived intangible assets. We completed the impairment review on January 1, 2006 and determined that our goodwill and trademarks were not impaired.

	September 30, 2006	December 31, 2005
Goodwill	$56,867	$56,820
Trademarks	1,190	1,190

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

A roll forward of goodwill is as follows:

Balance, December 31, 2005	$56,820
Adjustment to property and equipment, net	47

Balance, September 30, 2006	$56,867

Intangible assets subject to amortization at September 30, 2006 consisted of customer lists of $3,084 and a licensing agreement of $356 (net of accumulated amortization of $2,136 and $119, respectively). Intangible assets subject to amortization at December 31, 2005 consisted of customer lists of $3,815 and a licensing agreement of $422 (net of accumulated amortization of $1,405 and $53, respectively). For the three-month periods ended September 30, 2006 and 2005, we recorded amortization expense of $268 and $88, respectively. For the nine-month periods ended September 30, 2006 and 2005, we recorded amortization expense of $797 and $264, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2006	$268	(A)
2007	1,071
2008	1,071
2009	942
2010	88
2011 and thereafter	—

(A)	Represents estimated amortization expense for the three months ending December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying condensed consolidated financial statements. Actual results could differ from those estimates.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. This Statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and to recognize that cost over the period in which such services are performed. In addition, SFAS 123(R) requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

We did not grant any options in the nine months ended September 30, 2006. As required by SFAS 123(R), we recorded compensation cost in the three and nine months ended September 30, 2006 for the unvested portion

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

of outstanding stock options granted prior to January 1, 2006. The total expense recognized in the financial statements in the three-month period ended September 30, 2006 was $75 pre-tax, $62 after-tax, or less than $0.01 per basic and diluted share. The total expense recognized in the financial statements in the nine-month period ended September 30, 2006 was $277 pre-tax, $234 after-tax, or approximately $0.01 per basic and diluted share. See Note 5 for additional information on our stock-based compensation plans and related compensation expense.

Prior to our adoption of SFAS 123(R), we used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 148”) which required certain pro forma disclosures as if the fair value method had been followed for accounting for such compensation. The following table presents the pro forma effect on net income in the prior year periods as if we had applied the fair value method to measure compensation cost prior to our adoption of SFAS 123(R):

September 30, 2005	Three Months Ended	Nine Months Ended
Net income, as reported	$1,924	$4,436
Compensation expense, net of taxes, pro forma	139	421
Net income, pro forma	1,785	4,015
Basic net income per share, as reported	.08	.18
Basic net income per share, pro forma	.07	.16
Diluted net income per share, as reported	.08	.18
Diluted net income per share, pro forma	.07	.16

We measured the fair value of options on their grant date using the Black-Scholes-Merton option-pricing model. The application of this model requires certain key input assumptions, including expected volatility and risk-free interest rates. We computed expected volatility using the historical volatility of our common stock for a period equal to the expected term of the options and determined risk-free interest rates using the U.S. Treasury rate as of each grant date having a term approximating the expected life of the option award. We did not grant any options in the nine months ended September 30, 2006. The key weighted-average assumptions we used to apply this pricing model during the three and nine months ended September 30, 2005 were as follows:

September 30, 2005	Three Months Ended	Nine Months Ended
Risk-free interest rates	4.01%	3.53%
Volatility	72.33%	75.51%
Expected life of option grants	4 years	4 years
Dividend yield	0%	0%

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2006	2005	2006	2005
Numerator:
Net income	$4,388	$1,924	$9,205	$4,436

Denominator:
Denominator for basic earnings per share	25,446	25,224	25,330	25,170
Dilutive effect of employee stock options	221	47	129	105

Denominator for diluted earnings per share	25,667	25,271	25,459	25,275

Earnings per share:
Basic	$.17	$.08	$.36	$.18

Diluted	$.17	$.08	$.36	$.18

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 because the exercise prices of these options were generally greater than the average market price of common shares during the respective periods:

	Three Months Ended		Nine Months Ended
September 30,	2006	2005	2006	2005
Anti-dilutive stock options	2,594	1,866	3,549	1,849

Note 3—Recently Issued Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on the financial statements and related disclosures. SAB 108 is effective for annual financial statements for the year ending December 31, 2006. We do not expect SAB 108 to have a material impact on our results of operation or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operation and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), to clarify the accounting for uncertainty in tax positions. This interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition,

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

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

Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2006 and 2005 is shown below:

	Three Months Ended September 30, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$221,330	$113,690	$80,193	$—	$415,213
Transfers between segments	80,283	—	—	(80,283)	—

Net Sales	$301,613	$113,690	$80,193	$(80,283)	$415,213

Operating income before allocations	$14,860	$6,393	$2,586	$(17,037)	$6,802
Allocations	(12,592)	(207)	(4,238)	17,037	—

Operating income (loss)	$2,268	$6,186	$(1,652)	$—	$6,802
Interest and other—net	(284)	20	(92)	—	(356)

Income (loss) before taxes	$1,984	$6,206	$(1,744)	$—	$6,446

Selected Operating Expenses:
Depreciation and amortization	$1,383	$356	$31	$—	$1,770
Special Charges	—	—	1,050	—	1,050

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30, 2005
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$203,493	$80,382	$87,249	$—	$371,124
Transfers between segments	80,707	—	—	(80,707)	—

Net Sales	$284,200	$80,382	$87,249	$(80,707)	$371,124

Operating income before allocations	$13,805	$4,346	$2,631	$(17,086)	$3,696
Allocations	(12,491)	(347)	(4,248)	17,086	—

Operating income (loss)	1,314	3,999	(1,617)	—	3,696
Interest and other—net	(185)	11	(90)	—	(264)

Income (loss) before taxes	$1,129	$4,010	$(1,707)	$—	$3,432

Selected Operating Expenses:
Depreciation and amortization	$1,544	$185	$25	$—	$1,754
Special Charges	602	—	251	—	853

	Nine Months Ended September 30, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$655,559	$350,385	$197,841	$—	$1,203,785
Transfers between segments	201,177	—	—	(201,177)	—

Net Sales	$856,736	$350,385	$197,841	$(201,177)	$1,203,785

Operating income before allocations	$45,546	$18,167	$5,182	$(52,762)	$16,133
Allocations	(40,124)	(641)	(11,997)	52,762	—

Operating income (loss)	$5,422	$17,526	$(6,815)	$—	$16,133
Interest and other—net	(1,124)	59	(376)	—	(1,441)

Income (loss) before taxes	$4,298	$17,585	$(7,191)	$—	$14,692

Selected Operating Expenses:
Depreciation and amortization	$4,065	$1,067	$94	$—	$5,226
Special Charges	998	9	1,384	—	2,391
Balance Sheet Data:
Total assets	$231,872	$154,582	$76,169	$(133,301)	$329,322
Goodwill	1,173	48,060	7,634	—	56,867

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

	Nine Months Ended September 30, 2005
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$611,114	$235,205	$199,366	$—	$1,045,685
Transfers between segments	183,106	—	—	(183,106)	—

Net Sales	$794,220	$235,205	$199,366	$(183,106)	$1,045,685

Operating income before allocations	$39,414	$13,375	$4,008	$(48,198)	$8,599
Allocations	(35,854)	(1,042)	(11,302)	48,198	—

Operating income (loss)	3,560	12,333	(7,294)	—	8,599
Interest and other—net	(644)	34	(186)	—	(796)

Income (loss) before taxes	$2,916	$12,367	$(7,480)	$—	$7,803

Selected Operating Expenses:
Depreciation and amortization	$4,688	$545	$107	$—	$5,340
Special Charges	602	—	251	—	853
Balance Sheet Data:
Total assets	$192,817	$99,927	$75,305	$(63,908)	$304,141
Goodwill	1,173	42,880	7,634	—	51,687

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

Net sales by business segment and product mix are presented below:

	Three Months Ended		Nine Months Ended
September 30,	2006	2005	2006	2005
Segment (excludes transfers between segments)
SMB	$221,330	$203,493	$655,559	$611,114
Large Account	113,690	80,382	350,385	235,205
Public Sector	80,193	87,249	197,841	199,366

Total	415,213	371,124	$1,203,785	$1,045,685

Product Mix
Notebooks and PDAs	$72,123	$71,958	$210,043	$196,423
Desktop/Servers	56,545	51,730	168,933	151,407
Storage Devices	34,508	32,119	102,596	89,719
Software	51,692	44,875	151,271	125,686
Net/Com Products	34,610	29,023	97,409	81,724
Printers and Printer Supplies	43,535	40,033	124,253	112,147
Video, Imaging, and Sound	57,250	43,753	155,521	124,483
Memory and System Enhancements	19,028	18,152	57,776	53,379
Accessories/Other	45,922	39,481	135,983	110,717

Total	$415,213	$371,124	$1,203,785	$1,045,685

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Substantially all of our net sales for the nine months ended September 30, 2006 and 2005 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at September 30, 2006 and December 31, 2005 were located in the United States. Our primary target customers are small- and medium-sized businesses with 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three and nine months ended September 30, 2006 and 2005. Net sales to the federal government accounted for $21,666, or 5.2%, of total net sales for the three months ended September 30, 2006, and $22,520, or 6.1%, of total net sales for the three months ended September 30, 2005. Net sales to the federal government accounted for $47,569, or 4.0%, of total net sales for the nine months ended September 30, 2006, and $48,082, or 4.6%, of total net sales for the nine months ended September 30, 2005.

Note 5—Share Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method, and therefore prior periods have not been restated. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and to recognize that cost over the period in which services are performed. Accordingly, we record compensation cost for all stock options granted or modified after December 31, 2005 and for the unvested stock options awarded prior to adoption.

Incentive and Non-Statutory Stock Option Plans

In December 1993, the Board of Directors (the “Board”) adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the “1993 Plan”). Under the terms of the 1993 Plan, we were authorized, for a ten-year period, to make awards of restricted stock and to grant incentive and non-statutory options to our employees, consultants, and advisors to purchase shares of our stock. Options vested over varying periods of up to four years and had contractual lives up to ten years. We did not issue any stock options under the 1993 Plan after 1998 and have outstanding grants totaling 32 shares from the 1993 Plan as of September 30, 2006.

In November 1997, the Board adopted and the stockholders approved the 1997 Amended and Restated Stock Incentive Plan (the “1997 Plan”), which became effective on the closing of our initial public offering in 1998. The 1997 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares, and awards of restricted stock and unrestricted stock. A total of 3,600 shares have been reserved for issuance under the 1997 Plan. Our employees, officers, directors, consultants and advisors are eligible to participate in the 1997 Plan. We have issued incentive and non-statutory stock options under the 1997 Plan, generally with a graded vesting period of four years and a contractual life of ten years. We did not issue any equity awards in the nine months ended September 30, 2006.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Information regarding the 1993 and 1997 Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,542	$9.74
Granted	—	—
Exercised	(413)	6.83
Forfeited or cancelled	(92)	6.66

Outstanding, September 30, 2006	2,037	$10.47	5.60	$6,382

Vested and expected to vest	1,925	$10.70	5.45	$5,806

Exercisable, September 30, 2006	1,617	$11.42	4.89	$4,389

Intrinsic value represents the difference between $11.55, the closing price of our stock on September 29, 2006, and the exercise price multiplied by the number of options. Unearned compensation cost related to the unvested portion of outstanding stock options as of September 30, 2006 was $1,501 and is expected to be recognized over a weighted-average period of approximately 1.6 years.

On December 30, 2005, the Board approved the acceleration of the vesting of the following outstanding options: (1) all unvested options from grants of 20 shares or more held by our officers and any officers of our subsidiaries that would otherwise vest in 2006, (2) all “market condition” options (those options for which vesting depends upon reaching certain stock prices), held by officers, and (3) all unvested options from grants of less than 20 shares, held by directors, officers, and other employees. Accordingly, as of the date of adoption of SFAS 123(R), all outstanding options were fully vested except options to purchase 470 shares of common stock. No options will therefore vest in 2006, and remaining unvested options will continue to vest, commencing in 2007, in accordance with their terms.

Accounting for Share Based Compensation Prior to Adoption of SFAS 123(R)

Prior to our adoption of SFAS 123(R), we used the intrinsic value method prescribed by APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAS 148, which required certain pro forma disclosures as if the fair value method had been followed for accounting for such compensation. We used the Black-Scholes-Merton option valuation model to assess the grant date fair value of each award. In general, our option grants vest with a four-year graded vesting and have a ten year contractual term. We elected to value each grant as a single award and to recognize related cost on a straight-line method. See Note 1 for the pro forma disclosure of share-based compensation for the three and nine months ended September 30, 2005.

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

The following table summarizes the components of share-based compensation recorded as expense:

September 30, 2006	Three Months Ended	Nine Months Ended
Pre-tax compensation expense	$75	$277
Tax benefit	(13)	(43)

After-tax compensation expense	$62	$234

The stock compensation expense effect on both basic and diluted earnings per share for the three-month period ended September 30, 2006 was less than $0.01 per share. The stock compensation expense effect on both basic and diluted earnings per share for the nine-month period ended September 30, 2006 was approximately $0.01 per share. We recorded a deferred tax asset of $43 at September 30, 2006 related to the benefit of non-qualified options.

For the nine months ended September 30, 2006, a total of 413 options to purchase our common stock were exercised, which we settled with newly issued shares. Cash proceeds related to the stock option exercises during that period were $2,822, and the total intrinsic value of these option exercises was $615. For options exercised during the nine months ended September 30, 2006, we recorded $1 of gross excess tax benefits as a financing cash inflow and an operating cash outflow, as required under SFAS 123(R) when compensation expense exceeds the respective tax benefits realized upon exercise of options. We have used the criteria in SFAS No. 123(R) to calculate and establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation. Accordingly, we have included the effect of prior year pro forma compensation expense in our calculation of gross excess tax benefits reported in our 2006 cash flow statement.

Note 6—Special Charges

We recorded in the nine months ended September 30, 2006 and 2005 charges of $520 and $853, respectively, related to management restructuring costs, classified as workforce reductions in the table below. In the nine months ended September 30, 2006, we also recorded a charge of $1,500 related to our tentative settlement with the Department of Justice (“DOJ”) on our 2003 General Services Administration (“GSA”) audit matter and a charge of $371 related to the temporary retention of Amherst Technologies, LLC facilities subsequent to the purchase of certain assets of Amherst (as defined below).

A roll forward of liabilities related to special charges is shown below. The beginning balance related to the DOJ settlement liability consists of $1,050 recorded in prior periods as a component of cost of sales.

	Workforce Reductions	Amherst Technologies	DOJ Settlement	Total
Balance December 31, 2005	$866	$132	$1,050	$998
Charges	520	371	1,500	2,391
Cash payments	(1,038)	(503)	—	(1,541)

Liabilities at September 30, 2006	$348	$—	$2,550	$1,848

Liabilities at September 30, 2006 and December 31, 2005 are included in accrued expenses and other liabilities on the balance sheet.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Note 7—Purchase of Certain Assets of Amherst Technologies, LLC

On October 21, 2005, we completed the acquisition of certain assets of Amherst Technologies, LLC and certain other parties (collectively, “Amherst”) from IBM Credit, LLC (“IBM”) for $7,751 in cash, and incurred $28 in related transaction costs. Prior to this transaction, IBM was granted a security interest by Amherst covering the acquired assets. The assets we acquired include customer relationships and related intangibles; intellectual property; and miscellaneous furniture, fixtures, and equipment. The acquired assets were combined with our Large Account segment to expand its reach into the medium-to-large corporate customer segment and enhance its sales efforts.

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

Note 8—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. These claims include certain patent infringement litigation naming us and several other resellers as well as certain manufacturers of products we sell or use in our business. No specific amounts have been claimed as damages. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, or cash flows.

We are also subject to audit by various government agencies relating to sales under certain government contracts. An audit was conducted on our contract with the GSA for the period May 1, 1997 to March 31, 2002, and in November 2003, the GSA’s contract with our subsidiary, GovConnection, was cancelled. Management concluded that such cancellation was precipitated by an audit of contractual compliance, although we did not receive an audit report or a claim from the GSA concerning amounts that might be owed pursuant to this audit. Based on our own internal review of contractual compliance, we noted that several internal control deficiencies existed at GovConnection surrounding its compliance with the GSA contract, and actions were taken to address

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

these deficiencies. We engaged outside counsel and an independent accounting firm to review our systems, policies, and procedures relative to our federal, state, and local government contracts and to assist us in resolving this matter and were awarded a new GSA contract in August 2004.

We were informally advised in 2003 that the GovConnection audit matters were referred to the DOJ for its review. While such a referral exposes us to possible civil damages for non-compliance with the GSA contract, we believe that we have provided adequate reserves to cover any claims as they relate to payment of fees required under the contract or any penalties assessed. GovConnection reached a tentative settlement with the DOJ on the GSA audit matter and accrued $1,050 in the third quarter of 2006, in addition to the $1,500 accrued in prior quarters. We will continue to evaluate our reserves—as they relate both to the GSA audit and the DOJ review—in light of any additional information that comes to our attention. The ultimate outcome of these matters cannot be determined. Future events may result in conclusions that could have a material impact, either positively or negatively, on our results of operations or financial condition. We have no indication of intentional wrongdoing by GovConnection regarding the GSA contract.

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

Note 9—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $20,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (8.25% at September 30, 2006). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for durations of one, two, three, four, or six months. The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at September 30, 2006 was 0.4 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). Borrowing availability under the agreement was $42,904 at September 30, 2006.

Borrowings of $7,096 and $19,975 were outstanding under this credit facility at September 30, 2006 and December 31, 2005, respectively. The credit facility matures on June 29, 2008, at which time amounts outstanding become due.

At September 30, 2006 and December 31, 2005, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregate amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At September 30, 2006 and December 31, 2005, accounts payable included $7,940 and $12,316, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a national direct marketer and procurement service provider of a wide range of IT products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories, that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, configuration, installation, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government entities and educational institutions, or Public Sector, through our GovConnection subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) our Web sites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.

The primary challenges we face in effectively managing our business are (1) increasing our revenues in the face of increasing competition while improving our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general and administrative (“SG&A”) expenses over a higher sales base. With only moderate growth projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
September 30,	2006	2005	2006	2005
Net sales (in millions)	$415.2	$371.1	$1,203.8	$1,045.7

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	12.3	11.3	12.3	11.5
Selling, general and administrative expenses	10.4	10.1	10.8	10.6
Special charges	0.3	0.2	0.2	0.1
Income from operations	1.6	1.0	1.3	0.8

Our year-over-year increase in sales in the three and nine-month periods ended September 30, 2006 resulted from sales growth in our SMB and Large Account segments. The three and nine-month periods ended September 30, 2006 also benefited from sales generated by former Amherst employees who joined our organization in October 2005.

In our Large Account segment, we benefited from a 12% improvement in sales productivity (average annualized sales per sales representative) in the third quarter of 2006 compared to the prior year period due to strong demand from both existing and new accounts. We experienced, however, modest year-over-year sales productivity declines in the third quarter of 2006 in both our SMB and Public Sector segments. Average sales productivity in our SMB segment declined by 4% due primarily to the additional number of new sales representatives hired at our recently opened Texas call center. In our Public Sector segment, we experienced an 8% decline in sales productivity as management focused on higher-margin sales opportunities. We have made significant investments in our sales training programs and information systems in anticipation of future productivity gains. Increasing our sales representatives’ productivity will remain a key corporate challenge for the upcoming periods.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2006	2005	2006	2005
Business Segment
SMB	53%	55%	55%	58%
Large Account	28	22	29	23
Public Sector	19	23	16	19

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	17%	19%	17%	19%
Desktop/Servers	14	14	14	14
Storage Devices	8	9	9	9
Software	12	12	13	12
Net/Com Products	8	8	8	8
Printers and Printer Supplies	11	11	10	11
Videos, Imaging, and Sound	14	12	13	12
Memory and System Enhancements	5	5	5	5
Accessories/Other	11	10	11	10

Total	100%	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2006	2005	2006	2005
Business Segment
SMB	13.3%	12.9%	13.5%	12.5%
Large Account	11.4	9.8	10.9	10.3
Public Sector	10.8	9.2	11.0	9.7
Total	12.3%	11.3%	12.3%	11.5%

Consolidated gross profit dollars increased for the third quarter of 2006 compared to third quarter of 2005 by $9.1 million, and increased for the nine months ended September 30, 2006 over the prior year period by $28.5 million, due to increases in both net sales and gross profit margins. Gross margin improvement in the three- month and nine-month periods ended September 30, 2006 resulted from higher invoice product margins; increased sales of higher margin services, software, and accessories; larger net software agency sales; and increased vendor consideration recorded as an offset to cost of sales.

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

	Three Months Ended		Nine Months Ended
September 30,	2006	2005	2006	2005
Purchasing/Distribution Center	0.66%	0.65%	0.68%	0.64%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Nine Months Ended
September 30,	2006	2005	2006	2005
Personnel costs	$28.8	$24.9	$87.7	$73.2
Advertising, net	3.7	2.8	9.5	8.0
Facilities operations	2.4	2.2	6.9	6.4
Credit card fees	2.1	2.0	5.8	5.7
Depreciation and amortization	1.8	1.8	5.2	5.3
Bad debts	0.2	0.7	1.6	1.9
Other, net	4.3	3.1	13.1	9.8

Total	$43.3	$37.5	$129.8	$110.3

Percentage of net sales	10.4%	10.1%	10.8%	10.6%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. The year-over-year increase in personnel costs resulted primarily from additional sales and service personnel from our Amherst transaction, increased variable compensation related to higher gross profits, and additional staffing at our recently opened Texas call center. The increase in other costs is attributable primarily to increases in professional fees and in state tax and other compliance accruals.

Year-Over-Year Comparisons

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2006		2005		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$221.3	53.3%	$203.5	54.8%	8.7%
Large Account	113.7	27.4	80.4	21.7	41.4
Public Sector	80.2	19.3	87.2	23.5	(8.0)

Total	$415.2	100.0%	$371.1	100.0%	11.9%

Gross Profit:
SMB	$29.4	13.3%	$26.2	12.9%	12.2%
Large Account	13.0	11.4	7.9	9.8	64.6
Public Sector	8.7	10.8	8.0	9.2	8.7

Total	$51.1	12.3%	$42.1	11.3%	21.4%

Net sales for the third quarter of 2006 increased compared to the third quarter of 2005, as explained by the following:

•	Net sales for our SMB segment benefited from an increase in sales representatives in the third quarter of 2006. Sales representatives for our SMB segment totaled 483 at September 30, 2006, compared to 410 at September 30, 2005, and as a result, corporate outbound sales increased 7% year over year in the third quarter of 2006. Sales growth was limited by level consumer sales, as increased internet consumer sales were largely offset by a decrease in inbound telephone sales. These changes reflect a reduction in the number of catalogs we distributed and an increased focus on more diverse marketing strategies and programs designed to reach our business customers. Average annualized sales productivity decreased by 4% compared to the third quarter of 2005 in the SMB segment, primarily due to the additional number of new hires added at our recently opened Texas call center.

•	Net sales for our Large Account segment in the third quarter of 2006 increased due to organic growth and the inclusion of sales generated by former Amherst sales representatives. Average annualized sales productivity increased 12% compared to the third quarter of 2005 as its sales representatives increased revenues from existing customers and added new customers. Sales representatives for our Large Account segment totaled 87 at September 30, 2006, an increase from 70 at September 30, 2005.

•	Net sales for our Public Sector segment in the third quarter of 2006 decreased compared to the third quarter of 2005 as management focused on higher-margin sales opportunities during the third quarter of 2006. Average annualized sales productivity decreased by 8% compared to the third quarter of 2005. Sales representatives for our Public Sector segment totaled 108 at September 30, 2006, an increase from 105 at September 30, 2005.

Gross profit for the third quarter of 2006 increased compared to the third quarter of 2005 in both dollars and as a percentage of sales, in all three segments, as explained by the following:

•	Gross profit for our SMB segment increased in the third quarter of 2006 compared to the third quarter of 2005 due to increases in both sales and gross profit margins. Gross profit margins benefited from increased focus on achieving higher customer invoice margins and increased vendor consideration recorded as an offset to cost of sales. Growth in services revenue, although still a relatively small component compared to product sales for this segment, also improved gross profit margins in the third quarter of 2006 compared to the third quarter of 2005.

•	Gross profit for our Large Account segment in the third quarter of 2006 increased by 65% compared to the third quarter of 2005, due to a substantial increase in both sales and gross profit margins. Gross profit margins increased compared to the third quarter of 2005 by 158 basis points as a percentage of sales due to increased vendor consideration and net software agency sales.

•	Gross profit for our Public Sector segment in the third quarter of 2006 increased compared to the third quarter of 2005 despite the decrease in sales, due to increased focus on achieving higher customer invoice margins and increased vendor consideration recorded as an offset to cost of sales.

Selling, general and administrative expenses in the third quarter of 2006 increased in dollars and as a percentage of sales compared to the third quarter of 2005.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended September 30,
	2006		2005		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$27.2	12.3%	$24.3	11.9%	11.9%
Large Account	6.8	6.0	3.9	4.9	74.4
Public Sector	9.3	11.6	9.3	10.7	—

Total	$43.3	10.4%	$37.5	10.1%	15.5%

•	SG&A expenses for our SMB segment in the third quarter of 2006 increased compared to the third quarter of 2005 and were higher as a percentage of net sales compared to the third quarter of 2005, primarily due to increased variable compensation associated with higher gross profits, as well as incremental expenses associated with our new call center in Texas.

•	SG&A expenses for our Large Account segment in the third quarter of 2006 increased compared to the third quarter of 2005 in both dollars and as a percentage of net sales. These increases resulted largely from additional sales and service representatives added from our Amherst transaction. Incremental variable compensation associated with higher gross profits also increased operating expense dollars for this segment.

•	SG&A expenses for our Public Sector segment in the third quarter of 2006 were comparable to the third quarter of 2005 but increased as a percentage of net sales due to a decline in sales.

In the three months ended September 30, 2006, we recorded a charge of $1.1 million related to our tentative settlement with the DOJ on our 2003 GSA audit matter. See Note 8—“Commitments and Contingencies” for further discussion of this matter. There were no other significant changes in estimates in any of the periods presented. A roll forward of liabilities related to special charges is shown below (in thousands of dollars). The beginning balance related to the DOJ settlement liability includes $1.1 million recorded in prior periods as a component of cost of sales.

	Workforce Reductions	DOJ Settlement	Total
Balance June 30, 2006	$672	$1,500	$1,122
Charges	—	1,050	1,050
Cash payments	(324)	—	(324)

Liabilities at September 30, 2006	$348	$2,550	$1,848

We recorded special charges of $0.9 million related to management restructuring charges classified as workforce reductions, in the three months ended September 30, 2005. Liabilities are included in accrued expenses and other liabilities on the balance sheet and are expected to be paid within a six month period.

Income from operations for the third quarter of 2006 increased by $3.1 million to $6.8 million from $3.7 million compared to the third quarter of 2005. Income from operations as a percentage of net sales increased to 1.6% for the third quarter of 2006 compared to 1.0% for the third quarter of 2005. This increase was attributable primarily to the increases in net sales and gross margin as discussed above.

Interest expense for the third quarter of 2006 increased due to higher average borrowings outstanding and increased interest rates in the third quarter of 2006 as compared to the third quarter of 2005.

Our effective tax rate was 31.9% for the third quarter of 2006 and 43.9% for the third quarter of 2005. The decrease in the 2006 tax rate was caused by certain changes in our operations in the third quarter of 2006 which allowed us to adopt a consolidated tax filing status in certain states. We realized approximately $350 in reduced taxes during the third quarter of 2006 as a result of this change being effective for the entire 2006 year.

Net income for the third quarter of 2006 increased to $4.4 million compared to $1.9 million for the third quarter of 2005, principally as a result of the increase in income from operations.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$655.6	54.5%	$611.1	58.4%	7.3%
Large Account	350.4	29.1	235.2	22.5	49.0
Public Sector	197.8	16.4	199.4	19.1	(0.8)

Total	$1,203.8	100.0%	$1,045.7	100.0%	15.1%

Gross Profit:
SMB	$88.5	13.5%	$76.4	12.5%	15.8%
Large Account	38.1	10.9	24.1	10.3	58.1
Public Sector	21.7	11.0	19.3	9.7	12.4

Total	$148.3	12.3%	$119.8	11.5%	23.8%

Net sales for the nine months ended September 30, 2006 increased compared to the nine months ended September 30, 2005, in two of our three segments, as explained by the following:

•	Net sales for our SMB segment benefited from an increase in sales representatives in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Sales representatives for our SMB segment totaled 483 at September 30, 2006, compared to 410 at September 30, 2005, and as a result, corporate outbound sales increased by 10% compared to the nine months ended September 30, 2005. Revenue growth was mitigated year over year by a decline in consumer sales, as decreased inbound telephone sales were partially offset by increased consumer internet sales during the nine months ended September 30, 2006. These changes reflect a reduction in the number of catalogs we distributed and an increased focus on more diverse marketing strategies and programs designed to reach our business customers.

•	Net sales for our Large Account segment during the nine months ended September 30, 2006 increased due to organic growth and the inclusion of sales generated by former Amherst sales representatives. Average annualized sales productivity increased 12%, in the nine months ended September 30, 2006, as strong demand continued from both new and existing customers in the large enterprise market. In addition, being able to offer a greater range of services as a result of our Amherst transaction has also increased product sales in our Large Account business. Sales representatives for this segment totaled 87 at September 30, 2006, an increase from 70 at September 30, 2005.

•	Net sales for our Public Sector segment decreased by 0.8% during the nine months ended September 30, 2006 as average sales productivity declined compared to the nine months ended September 30, 2005 by 8%. Sales representatives for our Public Sector segment totaled 108 at September 30, 2006, an increase from 105 at September 30, 2005.

Gross profit for the nine months ended September 30, 2006 increased compared to the nine months ended September 30, 2005 in both dollars and as a percentage of sales, in all three segments, as explained by the following:

•	Gross profit for our SMB segment during the nine months ended September 30, 2006 increased compared to the nine months ended September 30, 2005 due to increases in both sales and gross profit margins. Gross profit margins as a percentage of sales increased by 100 basis points due to increased focus on achieving higher customer invoice margins and increased vendor consideration recorded as an offset to cost of sales.

•	Gross profit for our Large Account segment during the nine months ended September 30, 2006 increased by 58% compared to the nine months ended September 30, 2005 as large account revenues increased by 49%. Gross profit margins increased by 61 basis points as a percentage of sales due to increased vendor consideration and net software agency fees.

•	Gross profit for our Public Sector segment during the nine months ended September 30, 2006 increased compared to the nine months ended September 30, 2005, despite reduced sales, due to increased gross profit margins. Higher customer invoice margins, increased net agency fees, and increased vendor consideration recorded as an offset to cost of sales contributed to the year-over-year increase in gross profit margins in this nine-month period.

Selling, general and administrative expenses during the nine months ended September 30, 2006 increased in dollars and also as a percentage of sales compared to the nine months ended September 30, 2005.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$82.1	12.5%	$72.2	11.8%	13.7%
Large Account	20.6	5.9	11.8	5.0	74.6
Public Sector	27.1	13.7	26.3	13.2	3.0

Total	$129.8	10.8%	$110.3	10.6%	17.7%

•	SG&A expenses for our SMB segment during the nine months ended September 30, 2006 increased and were higher as a percentage of net sales compared to the nine months ended September 30, 2005, primarily due to increased variable compensation associated with higher gross profits, increased investments in sales support systems and sales training, and incremental expenses associated with our new call center in Texas.

•	SG&A expenses for our Large Account segment during the nine months ended September 30, 2006 increased in both dollars and as a percentage of net sales compared to the nine months ended September 30, 2005. These increases resulted largely from the additional sales and service representatives added from our Amherst transaction and increased variable compensation associated with higher gross profits. SG&A expenses for this segment represent the lowest of the three segments as a percentage of net sales, reflecting the nature and efficiency of this segment’s variable cost field sales and drop-shipping operating model.

•	SG&A expenses for our Public Sector segment during the nine months ended September 30, 2006 increased in both dollars and as a percentage of net sales compared to the nine months ended September 30, 2005. Similar to the SMB segment, investments in sales training and support systems impacted operating expenses.

In the nine months ended September 30, 2006, we recorded a charge of $1.5 million related to our tentative settlement with the DOJ on our 2003 GSA audit matter. See Note 8—“Commitments and Contingencies” for further discussion of this matter. We also recorded a charge of $0.4 million related to the temporary retention of certain Amherst facilities and a charge of $0.6 million related to management restructuring costs, classified as workforce reductions in the table below. At the year ended December 31, 2005, we recorded a liability of $0.1 million for a workforce reduction charge, which we reversed in the first quarter of 2006, when a change in circumstances reduced the amount outstanding. A roll forward of liabilities related to special charges is shown below (in thousands of dollars). The beginning balance related to the DOJ settlement liability consists of $1.1 million recorded in prior periods as a component of cost of sales.

	Workforce Reductions	Amherst Technologies	DOJ Settlement	Total
Balance December 31, 2005	$866	$132	$1,050	$998
Charges	520	371	1,500	2,391
Cash payments	(1,038)	(503)	—	(1,541)

Liabilities at September 30, 2006	$348	$—	$2,550	$1,848

In the nine months ended September 30, 2005, we recorded a charge of $0.9 million related to management restructuring costs classified as workforce reductions. Liabilities are included in accrued expenses and other liabilities on the balance sheet and are expected to be paid within a six month period.

Income from operations during the nine months ended September 30, 2006 increased by $7.5 million to $16.1 million compared to $8.6 million for the nine months ended September 30, 2005. Income from operations as a percentage of net sales increased year over year to 1.3% for the nine months ended September 30, 2006 from

0.8% for the nine months ended September 30, 2005. This increase was attributable to the increases in net sales and gross margin as discussed above.

Interest expense increased for the nine months ended September 30, 2006 due to higher average borrowings outstanding and increased interest rates compared to the nine months ended September 30, 2005.

Our effective tax rate was 37.3% for the nine months ended September 30, 2006 and 43.2% for the nine months ended September 30, 2005. The decrease in the 2006 tax rate was caused by certain changes in our operations in the third quarter of 2006 which allowed us to adopt a consolidated tax filing status in certain states. We realized approximately $350 in reduced taxes in 2006 as a result of this change being effective for the entire 2006 year.

Net income increased for the nine months ended September 30, 2006 to $9.2 million compared to $4.4 million for the nine months ended September 30, 2005, principally as a result of the increase in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, and in 2005, our purchase of certain assets of Amherst.

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve months. We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, additional borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2006, we had approximately $11.8 million in unrestricted accounts.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•	Credit Facilities. As of September 30, 2006, we had drawn $7.1 million of our $50.0 million bank line of credit. This line of credit can be increased, at our option, to $70.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2006	2005
Net cash provided by operating activities	$19.0	$10.6
Net cash used for investing activities	(6.4)	(12.0)
Net cash (used for) provided by financing activities	(10.6)	2.7

Increase in cash and cash equivalents	$2.0	$1.3

Cash provided by operating activities increased in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Cash flow from operations for the nine months ended September 30, 2006 resulted primarily from net income before depreciation, decreases in inventory, and increases in accrued expenses, offset partially by decreases in accounts payable. Inventory decreased by $6.9 million from December 31, 2005 due to increased customer usage of drop shipments and improved inventory management. Inventory turns improved to 22 turns as of September 30, 2006 from 20 turns for the third quarter of 2005. Accounts receivable decreased by $3.5 million from December 31, 2005 levels despite increased sales in 2006 due to improved collection efforts. Days sales outstanding, or DSO’s, were 43 days for the third quarter of 2006, compared to 46 days for the prior year period. Cash flow from operations for the nine months ended September 30, 2005 resulted primarily from net income before depreciation, decreases in inventory, and increases in accounts payable, offset partially by increases in accounts receivable.

At September 30, 2006, we had $99.7 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered, and will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $7.9 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities in the nine months ended September 30, 2006 include our capital expenditures in the periods presented, primarily for computer equipment and capitalization of internally-developed software. We expect total capital expenditures in 2006 to be between $8.0 million and $10.0 million.

Cash used for financing activities in the nine months ended September 30, 2006 related primarily to a decrease in borrowings of $12.9 million under our bank line of credit, partially offset by proceeds from the exercise of common stock under employee stock plans. Cash provided by financing activities in the nine months ended September 30, 2005 related primarily to an increase in borrowings of $2.8 million under our bank line of credit.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (8.25% at September 30, 2006). In addition, we have the option to increase the facility by an additional $20.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest expense, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for durations of one, two, three, four, or six months. Amounts outstanding under this facility were $7.1 million at September 30, 2006. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. Borrowing availability under the line was $42.9 million at September 30, 2006.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $7.9 million as of September 30, 2006, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of September 30, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligation (1)	$8,434	$1,467	$2,220	$2,279	$2,468
Operating lease obligation	6,634	2,658	3,498	377	101

Total	$15,068	$4,125	$5,718	$2,656	$2,569

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.

We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at September 30, 2006 was 0.4 to 1.0.

•	Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2006 (loss quarters not counted). Such amount was calculated at September 30, 2006 as $154.6 million. Our actual consolidated stockholders’ equity at September 30, 2006 was $184.1 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $5 million of the formula availability which must be held in reserves. As of September 30, 2006, $42.9 million of the facility was available for additional borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on the financial statements and related disclosures. SAB 108 is effective for our annual financial statements for the year ending December 31, 2006. We do not expect SAB 108 to have a material impact on our results of operation or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operation and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), to clarify the accounting for uncertainty in tax positions. This interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate and Euro dollar rates. We had borrowings outstanding of $7.1 million pursuant to our credit agreement as of September 30, 2006. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, borrowings outstanding totaled $7.1 million on the credit agreement at September 30, 2006. The average outstanding borrowings during the three and nine months ended September 30, 2006 were $9.7 million and $16.0 million, respectively, and related interest expense incurred for the periods presented was $0.2 million and $0.8 million, respectively. Accordingly, a change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes five revised risk factors (“We have experienced variability in sales, and there is no assurance that we will be able to maintain profitable operations”, “Despite our August 2004 award of an authorization to sell to the federal government under a new GSA schedule, our sales to that organization may not regain prior years’ sales levels, which would negatively impact our business”, “We acquire products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business”, “We may experience a reduction in the incentive programs offered to us by our vendors” and “We face many uncertainties relating to the collection of state sales and use tax”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

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

Despite our August 2004 award of an authorization to sell to the federal government under a new GSA schedule, our sales to that organization may not regain prior years’ sales levels, which would negatively impact our business.

In November 2003, we were advised that the GSA canceled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures and the possibility of the sale of unqualified items or underpayment of required fees. The matter was referred to the DOJ for review, and we cooperated in that review and reached a tentative settlement. While we were awarded authorization in August 2004 to resume selling to the federal government under a new GSA schedule, we experienced significant declines in our federal government sales from 2003 levels. Accordingly, our revenues may continue to be adversely impacted as we attempt to regain this business.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 68% and 69% of our total product purchases in the nine months ended September 30, 2006 and 2005, respectively. Among these five vendors, purchases from Ingram represented 25% and 26% of our total product purchases in the nine months ended September 30, 2006 and 2005, respectively. Purchases from Tech Data comprised 17% and 26% of our total product purchases in the nine months ended September 30, 2006 and 2005, respectively. Purchases from HP represented 15% and 10% of our total product purchases in the nine months ended September 30, 2006 and 2005, respectively. No other vendor supplied more than 10% of our total product purchases in the nine months ended September 30, 2006 and 2005, respectively. If we were unable to acquire products from Ingram, Tech Data, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at September 30, 2006 was $99.7 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Many product suppliers provide us with co-op advertising support, and in exchange, we feature their products in our catalogs and other marketing vehicles. This support significantly defrays our marketing costs. In the past, we have experienced a decrease in the level of advertising support available to us from certain manufacturers. The level of advertising support we receive from some manufacturers may decline in the future. Such a decline could decrease our gross margin and increase our selling, general and administrative expenses as a percentage of sales and have a material adverse effect on our cash flows.

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

We collect and remit sales and use taxes in states in which we have voluntarily registered and/or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business within those states.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 67% of the outstanding shares of our common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table provides information about purchases by the Company during the quarter ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
07/01/06–07/31/06	—	—	—	$12,714,000
08/01/06–08/31/06	—	—	—	$12,714,000
09/01/06–09/30/06	—	—	—	$12,714,000
Total	—	—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 6—Exhibits

Exhibit Number	Description
15 *	Letter on unaudited interim financial information.

10.3(1)	Amendment No. 6, dated October 26, 2006, to Lease, dated September 27, 1990, by and between Merrimack Services Corporation and Ewe Warehouse Investments V, Ltd., as previously amended, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: November 14, 2006	By:	/s/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: November 14, 2006	By:	/s/ JACK FERGUSON
Jack Ferguson
Senior Vice President, Treasurer and Chief Financial Officer