Form 10-K
period 2006-12-31
PC CONNECTION INC
filed 2007-03-28
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

For the transition period from                  to                 .

Commission File Number 0-23827

PC CONNECTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0513618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rt. 101A, 730 Milford Road Merrimack, New Hampshire	03054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 683-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐        Accelerated filer  ☐        Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2006, based on $5.85 per share, the last reported sale price on the Nasdaq Global Market on that date, was $46,347,859.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 16, 2007:

Class	Number of Shares
Common Stock, $.01 par value	26,793,771

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

GENERAL

We are a national direct marketer of a wide range of information technology (“IT”) products and services, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, configuration, installation, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (1) consumers and small- to medium-sized businesses, or SMB, through our PC Connection Sales subsidiaries, (2) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (3) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary. Our principal customers are SMBs (comprised of 20 to 1,000 employees), medium-to-large corporate accounts, and government agencies and educational organizations. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, education, and government markets, (ii) our Web sites, and (iii) inbound calls from customers responding to our catalogs and other advertising media. We offer a broad selection of over 150,000 products targeted for business use at competitive prices, including products from Acer, Apple, Cisco Systems, Hewlett-Packard, IBM, Lenovo, Microsoft, Sony, Symantec, and Toshiba. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the VARBusiness 500 for each of the last six years.

We believe that our consistent customer focus has also resulted in strong brand name recognition and a broad and loyal customer base. Approximately 89% of our net sales in the year ended December 31, 2006 were made to customers who had previously purchased products from us. We believe we also have strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

Our business-to-business marketing efforts are targeted to SMBs, government and educational organizations, and medium-to-large corporate accounts. As of December 31, 2006, we employed 666 sales representatives, including 201 new sales representatives with less than 12 months of outbound telemarketing experience with us. Sales representatives are responsible for managing corporate accounts and focus on outbound sales calls to prospective customers. We believe that increasing our sales representatives’ productivity is critical to our future success, and we have increased our investments in this area accordingly.

We publish several catalogs, including PC Connection®, focusing on PCs and compatible products, and MacConnection®, focusing on Apple personal computers and compatible products. We also issue, from time to time, specialty catalogs, including GovConnection catalogs directed to government and education organizations. With concise product descriptions, relevant technical information, and illustrations, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software, and other related products. We distributed approximately 15 million catalogs during 2006.

We also market our products and services through our Web sites: www.pcconnection.com, www.macconnection.com, www.moredirect.com, and www.govconnection.com. Our Web sites provide customers and prospective customers with product information and enable customers to place electronic orders for products. For the fiscal year 2006, Internet sales processed directly online were $514.3 million, or 31.4% of net sales, compared to 26.5% in 2005. These sales during the fourth quarter of 2006 were $144.0 million, or 33.3% of that quarter’s net sales, compared to 31.0% for the fourth quarter of 2005.

Additional financial information regarding our business segments is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 15 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or the SEC. Such reports and information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (http://www.sec.gov) that contains such reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We maintain a Web site with the address www.pcconnection.com. We are not including the information contained in our Web site as part of, or incorporating by reference into, this annual report on Form 10-K. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC.

MARKET AND COMPETITION

We generate approximately 54% of our sales from the SMB market, 30% from medium-to-large corporate accounts (Fortune 1000), and 16% from government agencies and educational organizations. We estimate the overall U.S. IT market that we serve to be in excess of $200 billion.

The largest segment of this market is served by local and regional “value added resellers,” or VARs, many of whom we believe are transitioning from the hardware and software business to IT services, which generally have higher margins. We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide computing supplier. We have also partnered with third-party technology and telecommunications service providers. We now offer our customers access to the same services and technical expertise as local and regional VARs, but with more extensive product selection at lower prices.

Intense competition for customers has led manufacturers of PCs and related products to use all available channels, including direct marketers, to distribute products. Certain manufacturers who have traditionally used resellers to distribute their products have established or attempted to establish their own direct marketing operations, including sales through the Internet. Nonetheless, we believe that these manufacturers of PCs and related products will continue to provide us and other third-party direct marketers favorable product allocations and marketing support.

We believe new entrants to the direct marketing channel must overcome a number of obstacles, including:

•	the substantial time and resources required to build a customer base of meaningful size and profitability for cost-effective operation;

•	the high costs of developing the information and operating infrastructure required by direct marketers;

•	the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

•	the difficulty of building relationships with manufacturers to achieve favorable product allocations and attractive pricing terms; and

•	the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

BUSINESS STRATEGIES

Our objective is to become the principal supplier of IT products and solutions, including personal computers and related products and services, to our customers. The key elements of our business strategies include:

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

•

Offering a broad product selection at competitive prices.    We offer our customers a wide assortment of IT products and solutions, including personal computers and related products and networking products, at competitive prices. Our merchandising programs feature products that provide customers with aggressive price and performance and the convenience of one-stop shopping for their personal computer and related needs.

•

Simplifying technology products procurement for corporate customers.    We offer Internet based procurement options that simplify the process and lower the cost of procurement for our customers. Our Large Account subsidiary, MoreDirect, specializes in Internet based solutions and provides electronic integration with its customers and suppliers.

•

Maintaining a strong brand name and customer awareness.    Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the VARBusiness 500 for each of the last six years. Our mailing list includes approximately 3,800,000 names, of which approximately 426,000 have purchased products from us during the last 12 months.

•

Maintaining long-standing vendor relationships.    We have a history of strong relationships with vendors, and were among the first direct marketers qualified by manufacturers to market computer systems to end users. We provide our vendors with both information concerning customer preferences and an efficient channel for the advertising and distribution of their products.

GROWTH STRATEGIES

Our growth strategies are to increase revenues derived from increased penetration of our existing customers, broader product and service offerings, and expanded customer base. The key elements of our growth strategies include:

•

Expanding product, solution, and service offerings.    We offer our customers an extensive range of IT products, solutions, and services, and continually evaluate and add new products and services, as they become available or in response to customer demand. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices. We offer a growing range of repair, configuration, installation, and other services performed by our personnel and third-party providers, and seek to become a total IT solution provider to our customers.

•

Increasing productivity of our sales representatives.    We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives, and provide on-going training to experienced personnel. We have focused our training and evaluation programs towards assisting our sales personnel in understanding and anticipating clients’ IT needs, with the goal of fostering loyal client relationships. As we increase productivity, we plan to increase the number of our sales representatives and assign them a greater number of our customers.

•	Targeting customer segments. Through targeted marketing, we seek to expand the number of our active customers and generate additional sales from these existing customers. We have developed specialty catalogs featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server, and networking products. We also utilize internet marketing campaigns that focus on select markets.

•

Pursuing strategic acquisitions and alliances.    We seek acquisitions and alliances that add new customers, strengthen our product offerings, add management talent, and produce operating results which are accretive to our core business earnings. In 2002 we acquired MoreDirect, a premier e-procurement supplier of IT products for medium-to-large corporate organizations nationwide. In October 2005 we acquired selected assets of Amherst Technologies, and as a result, we added former Amherst sales and service representatives in the fourth quarter of 2005.

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

Using our customized information system, we send our customer orders to our distribution center for processing immediately after a customer receives credit approval. Through our Everything Overnight® service, orders accepted up until 2:00 a.m. Eastern Time, (until midnight on most custom-configured systems) are generally shipped for overnight delivery. At our distribution center, we also perform custom configurations of computer systems, which typically consists of the installation of memory, accessories, and/or software.

MARKETING AND SALES

We sell our products through our direct marketing channels to SMBs, government agencies and educational organizations, and medium-to-large corporate accounts. We seek to be the primary supplier of IT products and solutions, including personal computers and related products, to our existing customers and to expand our customer base. We use multiple marketing approaches to reach existing and prospective customers, including:

•	outbound telemarketing and field sales;

•	Web and print media advertising;

•	marketing programs targeted to specific customer populations; and

•	catalogs and inbound telesales.

All of our marketing approaches emphasize our broad product offerings, fast delivery, customer support, competitive pricing, and our increasing range of service solutions.

We believe that our ability to establish and maintain long-term customer relationships and to encourage repeat purchases is largely dependent on the strength of our sales personnel and programs. Because our customers’ primary contact with us is through our telemarketers, we are committed to maintaining a qualified, knowledgeable, and motivated sales staff with its principal focus on customer service.

Sales Channels.    The following table sets forth our percentage of net sales by sales channel:

	Years Ended December 31,
Sales Channel	2006	2005	2004
Outbound Telemarketing and Field Sales	66%	69%	74%
Online Internet	31	26	20
Inbound Telesales	3	5	6

Total	100%	100%	100%

Outbound Telemarketing and Field Sales.    We seek to build loyal relationships with our potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to a one-on-one relationship with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and other marketing materials designed to meet each customer’s specific IT needs. We pay most of our account managers a base annual salary plus incentive compensation. Incentive compensation is tied to gross profit dollars produced by the individual account manager. Account managers historically have significantly increased productivity after approximately twelve months of training and experience. At December 31, 2006, we employed 666 sales representatives, including 201 with less than twelve months of outbound telemarketing experience with us.

Online Internet. (www.pcconnection.com, www.macconnection.com, www.moredirect.com, and www.govconnection.com).    We provide product descriptions and prices of generally all products online. Our PC Connection Web site also provides updated information for more than 115,000 items and on-screen images for more than 68,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our Web sites will be an increasingly important sales source and communication tool for improving customer service.

Our MoreDirect subsidiary’s business process and operations are primarily Web based. During 2006 more than 63% of MoreDirect’s orders were received via the Internet. Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products. MoreDirect’s Web site aggregates the current available inventories of its largest IT suppliers into a single on-line source for its corporate customers. Its custom designed Internet-based system, TRAXX, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

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

Large Account Segment.    Through our MoreDirect subsidiary’s custom designed Web-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing, evaluating, purchasing, and tracking a wide variety of IT products and services. MoreDirect’s strategy is to be the primary single source procurement portal for its large corporate customers. MoreDirect’s sales representatives typically have ten to twenty years of experience and are located strategically across the United States. This allows them to work directly with customers, often on site. MoreDirect generally places its product orders with manufacturers and/or distribution companies for drop shipment directly to its customers.

Public Sector Segment.    We use a combination of outbound telemarketing, including some on-site sales solicitation by field sales account managers, and online Internet sales through Internet Business Accounts, to reach these customers. Through our GovConnection subsidiary, we target each of the four distinct market sectors within this segment—federal government, higher educational institutions, school grades K–12, and state and local governments.

The following table sets forth the relative distribution of our net sales by business segment:

	Years Ended December 31,
Business Segment	2006	2005	2004
SMB	54%	58%	59%
Large Account	30	24	22
Public Sector	16	18	19

Total	100%	100%	100%

Catalog Distribution.    Our two principal catalogs are PC Connection® for the PC market and MacConnection® for the Apple market. In 2006, we published twelve editions of each. We distribute catalogs to purchasers on our in-house mailing list as well as to other prospective customers. In addition, we distribute specialty catalogs to educational and governmental customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wider assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as developers.

Specialty Marketing.    Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, package inserts, fax broadcasts, and electronic mail. We also market call-answering and fulfillment services to certain of our product vendors.

Customers.    We maintain an extensive database of customers and prospects currently aggregating approximately 3,800,000 names. Approximately 89% of our net sales in the year ended December 31, 2006 were made to customers who had previously purchased products from us. Except for sales to the federal government, no single customer accounted for more than 3% of our consolidated revenue in 2006. The loss of any single customer will not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product offerings. We currently offer our customers over 150,000 information technology products designed for business applications from more than 1,400 manufacturers, including hardware and peripherals, accessories, networking products, and software. We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. As part of our merchandising strategy, we also offer products related to PCs, such as digital cameras.

The following table sets forth our percentage of net sales (in dollars) of notebooks and personal digital assistants (“PDAs”), desktops and servers, storage devices, software, and other major product categories during the years ended December 31, 2006, 2005, and 2004.

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2006	2005	2004
Notebooks and PDAs	17%	18%	21%
Desktops/Servers	14	14	14
Storage Devices	9	9	8
Software	13	12	12
Net/Com Products	8	8	7
Printers and Printer Supplies	10	11	11
Video, Imaging, and Sound	13	12	12
Memory and System Enhancements	5	5	5
Accessories/Other	11	11	10

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

During the year ended December 31, 2006, we purchased approximately 61% of our products from distributors and the balance directly from manufacturers. We ship approximately half of our purchases directly to our distribution facility in Wilmington, Ohio. During the years ended December 31, 2006, 2005, and 2004, product purchases from Ingram Micro, Inc., our largest vendor, accounted for 27%, 26%, and 27%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 17%, 19%, and 14% of our total product purchases in the years ended December 31, 2006, 2005, and 2004, respectively. Purchases from Hewlett Packard (“HP”) constituted 15%, 11%, and 11% of our total product purchases in 2006, 2005, and 2004, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2006, 2005, and 2004. We believe that, while we may experience some short-term disruption, alternative sources for products obtained from Ingram Micro, Tech Data, and HP are available to us.

Many product suppliers reimburse us for advertisements or other cooperative marketing programs in our catalogs or advertisements in personal computer magazines that feature a manufacturer’s product. Reimbursements may be in the form of discounts, advertising allowances, and/or rebates. We also receive allowances from certain vendors based upon the volume of purchases or sales of the vendors’ products by us.

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

DISTRIBUTION

At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products. Orders are transmitted electronically from our Connecticut, Florida, Maryland, Massachusetts, New Hampshire, and Texas sales facilities to our Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Through our Everything Overnight® service, orders accepted up until 2:00 a.m. Eastern Time, (until midnight on custom-configured systems) are generally shipped for overnight delivery via DHL Worldwide Express, or DHL, United Parcel Service, or FedEx Corporation. Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. Our MoreDirect subsidiary generally places all product orders with manufacturers and/or distribution companies for drop shipment directly to customers. Order status with distributors is tracked online and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” to reflect the anticipated receipt of products by the customers in the period. Products dropped shipped by suppliers increased from 44% of net sales in 2005 to 50% of net sales in 2006. In future years, we expect that products drop shipped from suppliers will continue to increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

MANAGEMENT INFORMATION SYSTEMS

All of our subsidiaries, except for MoreDirect, use centralized management information systems principally comprised of applications software running on IBM AS/400 and RS6000 computers and Microsoft Windows 2003-based servers, which we have customized for our use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales, and distribution, and the preparation of daily operating control reports on key aspects of the business. We also operate advanced telecommunications equipment to support our sales and customer service operations. Key elements of the telecommunications systems are integrated with our computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data.

MoreDirect has developed a custom designed Internet-based system, Traxx, which comprises applications software running on Linux and Sun Solaris servers. This system is an integrated application of sales order processing, integrated supply chain visibility, and full EDI links with major manufacturers’ distribution partners for product information, availability, pricing, ordering, delivery, and tracking, including related accounting functions.

We believe our customized information systems enable us to improve our productivity, ship customer orders on a same-day basis, respond quickly to changes in our industry, and provide high levels of customer service.

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

COMPETITION

The direct marketing and sale of information technology products, including personal computers and related products, is highly competitive. We compete with other direct marketers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. We also compete with:

•	certain product manufacturers that sell directly to customers, such as Dell Inc. and Gateway, Inc., as well as some of our own suppliers, such as HP, Lenovo, and Apple;

•	distributors that sell directly to certain customers;

•	various franchisers, office supply superstores, and national computer retailers; and

•	companies with more extensive Web sites and commercial online networks.

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include, but are not limited to, PC Connection®, GovConnection®, MacConnection®, and MoreDirect®, and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection®, HealthConnection™, Graphics Connection®, and Education Connection®, and Your Brands, Your Way, Next Day®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2006, we employed 1,635 persons, of whom 865 were engaged in sales related activities, 140 were engaged in providing IT services and customer service and support, 291 were engaged in purchasing, marketing, and distribution related activities, 106 were engaged in the operation and development of management information systems, and 233 were engaged in administrative and accounting functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a work stoppage since our inception.

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

Our results also may vary based on our ability to hire and retain sales representatives and other essential personnel, as well as our success in integrating acquisitions into our business, and their relative costs.

We base our operating expenditures on sales forecasts. If our revenues do not meet anticipated levels in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

Despite our August 2004 award of an authorization to sell to the federal government under a new General Services Administration, or GSA, schedule, our sales to that organization may not regain prior years’ sales levels, which would negatively impact our business.

In November 2003 we were advised that the GSA canceled its contract with our subsidiary, GovConnection, following a review of its contract management system and procedures and the possibility of the sale of unqualified items or underpayment of required fees. The matter was referred to the Department of Justice, or DOJ, for review. We cooperated in that review, and in 2006, we concluded a settlement with the DOJ of this matter. While we were awarded authorization in August 2004 to resume selling to the federal government under a new GSA schedule, we experienced significant declines in our federal government sales from 2003 levels. Accordingly, our revenues may continue to be adversely impacted as we attempt to regain this business.

We are exposed to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry.

The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, placing larger than typical inventory stocking orders and increasing our participation in first-to-market purchase opportunities. We may also participate in end-of-life-cycle purchase opportunities and market products on a private-label basis, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are taking steps to reduce their inventory exposure by supporting “configure-to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us, which could negatively impact our business.

We acquire products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 70%, 67%, and 63% of our total product purchases in the years ended December 31, 2006, 2005, and 2004, respectively. Among these five vendors, purchases from Ingram represented 27%, 26%, and 27% of our total product purchases in the years ended December 31, 2006, 2005, and 2004, respectively. Purchases from Tech Data comprised 17%, 19%, and 14% of our total product purchases in the years ended December 31, 2006, 2005, and 2004, respectively. Purchases from HP represented 15%, 11%, and 11% of our total product purchases in the years ended December 31, 2006, 2005, and 2004, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2006, 2005, and 2004. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2006 was $111.0 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Many product suppliers provide us with advertising allowances, and in exchange, we feature their products in our catalogs and other marketing vehicles. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against selling, general and administrative, or SG&A, expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. In the past, we have experienced a decrease in the level of vendor consideration available to us from certain manufacturers. The level of such consideration we receive from some manufacturers may decline in the future. Such a decline could decrease our gross margin and have a material adverse effect on our cash flows.

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

Our success in growing our Internet business will depend in large part upon the development of an increasingly sophisticated infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may overwhelm the existing Internet infrastructure. Our ability to increase the speed with which we provide services to customers and to increase the scope of such services ultimately is limited by, and reliant upon, the sophistication, speed, reliability, and cost-effectiveness of the networks operated by third parties, and these networks may not continue to be developed or be available at prices consistent with our required business model.

We depend heavily on third-party shippers to deliver our products to customers.

Many of our customers elect to have their purchases shipped by an interstate common carrier, such as DHL, United Parcel Service, or FedEx Corporation. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

We may experience potential increases in shipping, paper, and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers.

Shipping costs are a significant expense in the operation of our business. Increases in postal or shipping rates and paper costs could significantly impact the cost of producing and mailing our catalogs and shipping customer orders. Postage prices and shipping rates increase periodically, and we have no control over future increases. We have a long-term contract with DHL, our primary freight carrier. We believe that we have negotiated favorable shipping rates with DHL. We generally invoice customers for shipping and handling charges. There can be no assurance that we will be able to pass on to our customers the full cost, including any future increases in the cost, of commercial delivery services such as DHL.

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

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business within those states.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 65% of the outstanding shares of our common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In November 1997 we entered into a fifteen year lease for our corporate headquarters and telemarketing center located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated entity, G&H Post, which is related to us through common ownership. The total lease is valued at approximately $7.0 million, based upon an independent property appraisal obtained at the date of lease, and interest is calculated at an annual rate of 11%. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges as additional rent and also to pay insurance premiums for the leased property. We have the option to renew the lease for two additional terms of five years each. The lease has been recorded as a capital lease in the financial statements.

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the first and fourth quarter of 2009, respectively. We also operate sales and support offices in Keene and Portsmouth, New Hampshire; Marlborough, Massachusetts; Rockville, Maryland; Fairfield, Connecticut; Addison, Texas; and Boca Raton, Florida, and lease facilities at these locations. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that existing distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months and beyond.

Item 3.	Legal Proceedings

We are subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A multi-state unclaimed property audit is in progress, and certain sales tax audits may be imminent. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Such outcome could have a material impact on our results of operations and financial condition.

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2006 to a vote of security holders.

Executive Officers of PC Connection

Our executive officers and their ages as of March 16, 2007 are as follows:

Name	Age	Position
Patricia Gallup	52	Chairman, President, and Chief Executive Officer
David B. Beffa-Negrini	53	Senior Vice President, Corporate Marketing and Creative Service
Jack L. Ferguson	68	Senior Vice President, Treasurer, and Chief Financial Officer
Timothy J. McGrath	48	Senior Vice President, PC Connection Enterprises
Bradley G. Mousseau	55	Senior Vice President, Human Resources

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

David Beffa-Negrini has served as Senior Vice President, Corporate Marketing and Creative Services since February 2007. Mr. Beffa-Negrini served as Co-President of our Merrimack Services subsidiary from September 2005 to February 2007 and as Vice President of Corporate Communications from June 2000 to February 2007. Mr. Beffa-Negrini has served on our Board of Directors since September 1994. He has been an employee of PC Connection, Inc. since 1983.

Jack L. Ferguson has served as Senior Vice President since April 2006, as Chief Financial Officer since December 2005, and as Treasurer since November 1997. Mr. Ferguson served as Vice President from December 2005 to April 2006 and as Interim Chief Financial Officer from October 2004 to December 2005. Mr. Ferguson served as Director of Finance from December 1992 to November 1997. Prior to joining PC Connection, Mr. Ferguson was a partner with Deloitte & Touche LLP, an international accounting firm.

Timothy J. McGrath has served as Senior Vice President, PC Connection Enterprises since December 2006. Mr. McGrath served as President of PC Connection Sales Corporation, our largest sales subsidiary, from August 2005 to December 2006. Prior to joining PC Connection, Mr. McGrath served from 2002 to 2005 in a variety of senior management positions at Insight Enterprises, Inc. Initially he served as President of Comark, a division of Insight, and later as Executive Vice President of Sales. Mr. McGrath served in various executive sales positions at Comark Inc. from 1999 to 2002, which was purchased by Insight Enterprises, Inc. in April 2002.

Bradley G. Mousseau has served as Senior Vice President, Human Resources since April 2006. Mr. Mousseau served as Vice President, Human Resources from January 2000 to April 2006. Prior to joining PC Connection, Mr. Mousseau served as Vice President of Global Workforce Strategies for Systems & Computer Technology Corporation (SCT) from April 1997 to January 2000.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

PC Connection’s Common Stock commenced trading on March 3, 1998 on the Nasdaq Global Market under the symbol “PCCC.” As of March 16, 2007, there were 26,793,771 shares outstanding of our common stock held by approximately 104 stockholders of record and 7,230 beneficial holders.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Market.

2006	High	Low
Quarter Ended:
December 31	$15.68	$9.16
September 30	13.25	5.61
June 30	6.98	5.50
March 31	5.98	5.25

2005
Quarter Ended:
December 31	$6.70	$5.10
September 30	7.19	5.05
June 30	8.60	4.95
March 31	10.17	5.52

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Our secured credit agreement contains restrictions that may limit our ability to pay dividends in the future.

Share Repurchase Authorization

We announced on March 28, 2001, that our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. As of December 31, 2006, we have repurchased an aggregate of 362,417 shares for $2.3 million. Our current bank line of credit, however, limits additional repurchases to $10 million without bank approval of higher amounts. We did not repurchase any shares of our common stock in the year ended December 31, 2006.

We issued 10,000 shares of nonvested stock from treasury stock in the year ended December 31, 2006 and have reflected the net remaining balance of treasury stock on the consolidated balance sheet.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2006 of equity securities that we registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
10/01/06 – 10/31/06	—	—	—	$12,714,000
11/01/06 – 11/30/06	—	—	—	$12,714,000
12/01/06 – 12/31/06	—	—	—	$12,714,000
Total	—	—	—	$12,714,000

(1)	Our Board of Directors approved our repurchase of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Stock Performance Graph

The following stock performance graph compares cumulative total stockholder return on the Company’s Common Stock for the period from December 31, 2001 through December 31, 2006 with the cumulative total return for (i) the Russell 2000 Index and (ii) the Company’s Peer Group. This graph assumes the investment of $100 on December 31, 2001 in the Company’s Common Stock, the Russell 2000 Index, and the Company’s Peer Group and assumes dividends are reinvested. The Company’s Peer Group consists of CDW Corporation, PC Mall, Inc., Insight Enterprises, Inc., Zones, Inc., and Systemax, Inc.

	Base Period	Indexed Returns
		Years Ended
Company Name / Index	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
PC Connection, Inc.	100	34.19	55.46	64.19	36.28	100.00
Russell 2000 Index	100	79.52	117.09	138.55	144.86	171.47
Peer Group	100	73.17	108.28	125.70	109.85	138.15

Item 6.	Selected Financial Data

The following selected financial and operating data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share and selected operating data)
Income Statement Data:
Net sales	$1,635,651	$1,444,297	$1,353,834	$1,312,891	$1,191,497
Cost of sales	1,435,400	1,280,701	1,201,780	1,175,212	1,062,311

Gross profit	200,251	163,596	152,054	137,679	129,186
Selling, general and administrative expenses	173,927	151,981	132,729	124,824	121,964
Special charges (1)	2,391	2,127	5,232	1,929	1,636

Income from operations	23,933	9,488	14,093	10,926	5,586
Interest expense	(1,828)	(1,447)	(1,385)	(1,305)	(1,152)
Other, net	121	89	152	117	513

Income before income taxes	22,226	8,130	12,860	9,738	4,947
Income tax provision	(8,450)	(3,683)	(4,556)	(3,850)	(1,700)

Net income	$13,776	$4,447	$8,304	$5,888	$3,247

Basic income per share	$.54	$.18	$.33	$.24	$.13

Diluted net income per share	$.54	$.18	$.33	$.23	$.13

Selected Operating Data:
Catalogs distributed	15,326,000	27,467,000	31,125,000	31,525,000	28,765,000
Orders entered (2)	1,528,000	1,439,000	1,281,000	1,333,000	1,243,000
Average order size (2)	$1,241	$1,166	$1,230	$1,169	$1,119

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance Sheet Data:
Working capital	$126,965	$100,893	$103,637	$96,883	$91,289
Total assets	346,684	337,705	286,542	310,605	268,682
Short-term debt:
Current maturities of capital lease obligations:
To affiliate	464	416	373	334	200
To third party	395	412	391	—	—
Notes payable	—	19,975	4,810	5,614	—
Long-term debt:
Capital lease obligations, less current maturities:
To affiliate	4,836	5,299	5,715	6,088	6,421
To third party	—	396	841	—	—
Total stockholders’ equity	196,904	171,399	166,158	157,189	150,144

(1)

Our 2006 special charges consist of $520 for the cost of workforce reductions, $1,500 related to our settlement with the DOJ on our 2003 GSA audit matter, and $371 related to the temporary retention of certain Amherst employees and facilities subsequent to the purchase of certain assets of Amherst Technologies, or the Amherst Transaction. Our 2005 special charges consist of $1,071 for the cost of workforce reductions and $1,056 incurred related to the temporary retention of certain Amherst employees and facilities subsequent to the Amherst Transaction. Our 2004 special charges consist of $860 for the cost of workforce reductions, $101 for the remaining uninsured portion of a 2003 employee defalcation, $3,559 related to our review of the 2003 GSA contract cancellation and costs related to securing a new schedule, $512 in professional fees related to a review of certain prior year rebate-related transactions, and $200 related to a proposed litigation settlement. Our 2003 special charges consist of $407 for the cost of workforce reductions, $1,130 for an uninsured portion of an employee defalcation, and $392 for an internal review of our GSA contract cancellation. Our 2002 special charges consist of $886 for the cost of workforce reductions and $750 for costs relating to a Microsoft settlement.

(2)	Does not reflect cancellations or returns.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Item 1A. Risk Factors.”

OVERVIEW

We are a national direct marketer of a wide range of IT products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of repair, configuration, installation, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government entities and educational institutions, or Public Sector, through our GovConnection subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) our Web sites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.

The primary challenges we face in effectively managing our business are (1) increasing our revenues in the face of increasing competition while improving our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general and administrative, or SG&A, expenses over a higher sales base. With only moderate growth projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated information derived from our statements of income expressed as a percentage of net sales.

	Years Ended December 31,
	2006	2005	2004
Net sales (in millions)	$1,635.7	$1,444.3	$1,353.8

Net sales	100.0%	100.0%	100.0%
Gross profit	12.2	11.3	11.2
Selling, general and administrative expenses	10.6	10.5	9.8
Special charges	0.1	0.1	0.4
Income from operations	1.5	0.7	1.0

All three of our business segments experienced year-over-year sales growth in 2006. Although our Public Sector sales increased only slightly in 2006 compared to 2005, our Large Account and SMB segments sales increased by 39% and 6%, respectively. Our Large Account segment benefited from organic growth as well as from sales generated by former Amherst service and sales representatives who joined our organization in October 2005. Our SMB segment increased net sales in 2006 by adding new customers and penetrating existing accounts.

Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Years Ended December 31,
	2006	2005	2004
Business Segment
SMB	54%	58%	59%
Large Account	30	24	22
Public Sector	16	18	19

Total	100%	100%	100%

Product Mix
Notebooks and PDAs	17%	18%	21%
Desktop/Servers	14	14	14
Storage Devices	9	9	8
Software	13	12	12
Net/Com Products	8	8	7
Printers and Printer Supplies	10	11	11
Video, Imaging, and Sound	13	12	12
Memory and System Enhancements	5	5	5
Accessories/Other	11	11	10

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
Segment	2006	2005	2004
SMB	13.3%	12.4%	12.2%
Large Account	10.8	10.0	10.2
Public Sector	11.2	9.6	9.4
Total	12.2%	11.3%	11.2%

Consolidated gross profit dollars increased in 2006 by $36.7 million compared to 2005 due to increases in both net sales and gross profit margins. Gross margin improvement in 2006 resulted from higher customer invoice product margins, increased sales of higher margin services and software, larger net sales from software referral and other agency fees, and increased vendor consideration recorded as an offset to cost of sales.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other operating expenses of our distribution center are included in selling, general and administrative expenses. Accordingly, our gross margins may not be comparable to those of other entities who include all of the operating costs related to their distribution network in cost of goods sold. Such costs, as a percentage of net sales for the years reported, are as follows:

Years Ended December 31,
2006	2005	2004
0.67%	0.73%	0.76%

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2006	2005	2004
Personnel costs	$117.3	$100.6	$93.5
Advertising, net	13.3	11.4	0.9
Facilities operations	9.0	8.4	9.3
Credit card fees	8.1	7.8	7.4
Depreciation and amortization	7.0	7.2	7.1
Professional fees	5.8	5.7	3.6
Bad debts	2.3	2.7	2.4
Other–net	11.1	8.2	8.5

Total	$173.9	$152.0	$132.7

Percentage of net sales	10.6%	10.5%	9.8%

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

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. The year-over-year increase in personnel costs resulted primarily from additional sales and service personnel from our Amherst transaction, increased variable compensation related to higher gross profits, and additional staffing at our Texas call center, which opened in March 2006. Our other operating costs, except for credit card fees and bad debts, tend to be relatively fixed over changing sales levels. The increase in other costs is attributable primarily to increases in professional fees and in non-income based state tax and other compliance accruals.

Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory in accordance with EITF Issue No. 02-16.

Gross advertising and marketing allowances received from vendors were $32.6 million, $28.6 million, and $29.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. We classified $25.1 million, $16.7 million, and $7.5 million of these allowances as offsets to cost of sales or inventory for the years ended December 31, 2006, 2005, and 2004, respectively. Our net advertising expense, included in SG&A, has been accordingly higher in each successive year.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales increased 13.3% to $1,635.7 million in 2006 from $1,444.3 million in 2005 due to increases in all three business segments. Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$887.0	54.2%	$834.6	57.8%	6.3%
Large Account	482.9	29.5	347.5	24.1	39.0
Public Sector	265.8	16.3	262.2	18.1	1.4

Total	$1,635.7	100.0%	$1,444.3	100.0%	13.3%

Gross Profit:
SMB	$118.3	13.3%	$103.7	12.4%	14.1%
Large Account	52.3	10.8	34.6	10.0	51.2
Public Sector	29.7	11.2	25.3	9.6	17.4

Total	$200.3	12.2%	$163.6	11.3%	22.4%

•

Net sales for our SMB segment benefited from an increase in sales representatives employed in 2006. Sales representatives for the SMB segment totaled 473 at December 31, 2006, up from 411 at December 31, 2005. Sales growth was impacted by a slight decline in consumer sales, as lower inbound telephone sales were offset partially by higher internet consumer sales. These changes reflect a reduction in the number of catalogs we distributed and an increased focus and spending on more diverse marketing strategies and programs designed to reach our business customers. Also impacting sales growth in 2006 was an increased focus on more profitable sales compared to 2005. Average annualized sales productivity in 2006 decreased by 4% compared to 2005 in the SMB segment, primarily due to the additional number of new hires added at our Texas call center, which opened in March 2006.

•

Net sales for our Large Account segment increased due to improvement in sales representative productivity and as a result of the Amherst Transaction. Our 2006 net sales benefited from a full year of revenues generated by former Amherst sales representatives who joined this segment in the last quarter of 2005. Sales representatives for our Large Account segment totaled 83 at December 31, 2006, down from 100 at the end of 2005. Average annualized productivity for this segment’s sales representatives improved due to increased sales to existing customers, the addition of new accounts, and a decrease in headcount of sales representatives.

•

Net sales for our Public Sector segment increased slightly year over year due to management’s focus on higher-margin sales opportunities in 2006 compared to 2005. Average annualized sales productivity in 2006 was unchanged year over year as both net sales and total sales representatives increased slightly compared to 2005. Sales representatives for our Public Sector segment totaled 110 at December 31, 2006, up from 107 at December 31, 2005.

Gross profit increased in both dollars and as a percentage of net sales in all three business segments as shown by the above.

•

The 90 basis point increase in gross margin for our SMB segment resulted from increased focus on achieving higher customer invoice margins, as well as increased vendor consideration recorded as an offset to cost of sales. Increased net agency sales in 2006 also contributed to higher gross margins in 2006 compared to 2005.

•

Gross profit for our Large Account segment increased year over year in 2006 compared to 2005 due to improvements in both net sales and gross profit margins. Gross profit margins increased in 2006 by 80 basis points as a percentage of sales compared to 2005 due to larger net sales of software referral and other agency fees, increased higher-margin service revenues, and increased vendor consideration.

•

Gross profit for our Public Sector segment increased significantly, despite the modest increase in net sales due to management’s increased focus on achieving higher customer invoice margins, as well as increased vendor consideration recorded as an offset to cost of sales.

Selling, general and administrative expenses increased in both dollars and as a percentage of sales in 2006 from 2005.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Years Ended December 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$111.0	12.5%	$98.8	11.8%	12.3%
Large Account	27.8	5.8	17.9	5.2	55.3
Public Sector	35.1	13.2	35.3	13.5	(0.6)

Total	$173.9	10.6%	$152.0	10.5%	14.4%

•

SG&A expenses for our SMB segment increased year over year, and also increased as a percentage of net sales, primarily due to increased variable compensation associated with higher gross profits, incremental expenses associated with our new call center in Texas, and increased management bonuses achieved in 2006 compared to the prior year. We believe that as our Texas sales representatives’ productivity increases, SG&A as a percentage of sales will decrease in future periods. We invest considerable resources in our training of new and existing sales representatives and expect new sales representatives to be a net expense for their first twelve months of employment. The increased management bonuses in 2006 resulted from our improved results achieved in 2006 compared to the prior year.

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

•

SG&A expenses for our Public Sector segment decreased slightly in 2006 in both dollars and as a percentage of net sales compared to 2005. Management will be focused on further reducing the Public Sector’s operating expense rates in 2007 by leveraging the current expense structure with increasing revenues.

Special charges totaled $2.4 million and $2.1 million for the years ended December 31, 2006 and 2005, respectively. In 2006 we recorded a charge of $1.5 million related to our settlement with the DOJ on our 2003 GSA audit matter. We recorded charges in 2006 and 2005 of $0.5 million and $1.1 million, respectively, related to management restructuring costs, classified as workforce reductions in the table below. We also recorded charges in 2006 and 2005 of $0.4 million and $1.0 million, respectively, related to the temporary retention of Amherst employees and facilities subsequent to the completion of the Amherst Transaction.

A roll forward of liabilities related to special charges for the two years ended December 31, 2006 is shown below (dollars in millions). Certain amounts relating to our DOJ settlement of the GSA matter were recorded as a component of cost of sales. The beginning balance as of December 31, 2004 includes $0.8 million of such costs. The 2005 charge of $0.3 million was also recorded as a component of cost of sales.

	Workforce Reduction	Amherst Transaction	GSA Matter	Other	Total
Balance, December 31, 2004	$0.3	$—	$1.5	$0.2	$2.0
Charges	1.1	1.0	0.3	—	2.4
Cash Payments	(0.5)	(0.9)	(0.7)	(0.2)	(2.3)

Balance, December 31, 2005	0.9	0.1	1.1	—	2.1

Charges	0.5	0.4	1.5	—	2.4
Cash Payments	(1.2)	(0.5)	(2.6)	—	(4.3)

Liabilities at December 31, 2006	$0.2	$—	$—	$—	$0.2

Income from operations increased by $14.4 million to $23.9 million for the year ended December 31, 2006 from $9.5 million in 2005. MoreDirect, our Large Account segment, accounted for $24.4 million and $16.8 million of our income from operations in 2006 and 2005, respectively. Our SMB segment accounted for $6.3 million and $3.0 million of our income from operations in 2006 and 2005, respectively. Our Public Sector segment incurred net operating losses in those years.

Income from operations as a percentage of net sales increased from 0.7% in 2005 to 1.5% in 2006. This increase was attributable to the changes in net sales, gross margin, and SG&A expenses as discussed above.

Interest expense was $1.8 million in 2006 compared to $1.4 million in 2005. Interest expense increased in 2006 due to higher borrowings in 2006 as compared to 2005.

Our effective tax rate was 38.0% for 2006 and 45.3% for 2005. Our 2006 tax rate was favorably impacted by the consolidated filing of certain state income tax returns. Our 2005 tax rate was high due primarily to unrealizable tax benefits of state tax loss carryforwards in certain jurisdictions, as well as certain non-deductible expenses. We anticipate that our effective tax rate will be approximately 38.0% in 2007.

Net income increased by $9.4 million to $13.8 million in 2006 from $4.4 million in 2005, principally as a result of the increase in income from operations.

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

•

Net sales for our SMB segment increased due to a modest increase in the number of sales representatives employed in 2005 while maintaining sales productivity. Sales representatives for the SMB segment totaled 411 at December 31, 2005, up from 405 at December 31, 2004. Net sales for our SMB segment also increased due to the implementation of customer acquisition initiatives, including increased Internet advertising, which contributed to our 25% year-over-year increase in SMB Internet sales in 2005.

•

Net sales for our Large Account segment increased due to an improvement in average sales productivity per account manager and as a result of our Amherst Transaction. Our fourth quarter sales of 2005 included $25 million of revenues generated by former Amherst sales representatives who joined this segment. Sales representatives for the Large Account segment totaled 100 at December 31, 2005, up from 69 at the end of 2004. This segment’s productivity increase resulted from increased penetration of our existing customer base, as well as the addition of new accounts.

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

Selling, general and administrative expenses increased in both dollars and as a percentage of sales in 2005 from 2004.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Years Ended December 31,				% Change
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$98.8	11.8%	$85.3	10.6%	15.8%
Large Account	17.9	5.2	15.5	5.2	15.5
Public Sector	35.3	13.5	31.9	12.6	10.7

Total	$152.0	10.5%	$132.7	9.8%	14.5%

•

SG&A expenses for our SMB segment increased year over year, and increased as a percentage of net sales in 2005 compared to 2004, primarily due to an increase in net advertising expense. Net advertising expense increased as a result of the previously discussed change in estimates for vendor consideration as well as increased Internet advertising costs. Our investments in making our sales support systems more responsive and flexible also contributed to this segment’s increase in SG&A expenses.

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

•

SG&A expenses for our Public Sector segment increased year over year, and increased as a percentage of net sales in 2005 compared to 2004. Net advertising expense increased as a result of the previously discussed change in estimates for vendor consideration. This segment’s SG&A expenses as a percentage of net sales also continue to be higher than its historical trend due to our retention of experienced federal sales personnel while we continue to rebuild our federal business. (See “Item 1A. Risk Factors” for further discussion of this topic.) Our investments in making our sales support systems more responsive and flexible also contributed to this segment’s increase in SG&A expenses.

Special charges totaled $2.1 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. A roll forward of liabilities related to special charges for the two years ended December 31, 2005 is shown below (dollars in millions). Certain amounts in the table below relating to the GSA matter were recorded as a component of cost of sales. The beginning balance as of December 31, 2003 for the GSA matter includes $0.8 million of such costs. The 2005 charge of $0.3 million for the GSA matter was also recorded as a component of cost of sales.

	Workforce Reduction	Amherst Transaction	Employee Defalcation	GSA Matter	Other	Total
Balance, December 31, 2003	$0.1	$—	$—	$1.0	$—	$1.1
Charges	0.9	—	0.1	3.5	0.7	5.2
Cash Payments	(0.7)	—	(0.1)	(3.0)	(0.5)	(4.3)

Balance, December 31, 2004	0.3	—	—	1.5	0.2	2.0

Charges	1.1	1.0	—	0.3	—	2.4
Cash Payments	(0.5)	(0.9)	—	(0.7)	(0.2)	(2.3)

Liabilities at December 31, 2005	$0.9	$0.1	$—	$1.1	$—	$2.1

The 2005 Amherst Transaction charges relate primarily to the temporary retention of certain Amherst employees and facilities while we integrated this business. The 2004 charges for the employee defalcation represent the loss sustained by one of our commercial subsidiaries in excess of the amount covered by insurance. The 2004 charges for the GSA contract review represent costs of our review relating to the cancellation by the GSA in late 2003 of its contract with our subsidiary, GovConnection, and costs related to securing a new GSA schedule, which was awarded in August 2004. The other charges in 2004 include $0.2 million accrued as an estimated liability in a patent infringement case, which we settled in 2005, and $0.5 million in professional fees relating to our review of certain calendar year 2000 and 2003 transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, and in 2005 our Amherst Transaction.

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for 2007 to consist primarily of capital expenditures of $6.0 to $7.0 million and payments on capital and contractual obligations of approximately $6.0 million. We expect to meet our cash requirements for 2007 through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2006, we had approximately $17.6 million in unrestricted accounts.

•

Cash Generated from Operations.    We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities.    As of December 31, 2006, no borrowings were outstanding against our $50.0 million bank line of credit. This line of credit can be increased, at our option, to $70.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate needing any additional sources of financing to fund our operations, if demand for IT products declines, our cash flows from operations may be substantially affected. See also related risks listed below under “Item 1A. Risk Factors.”

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$26.4	$9.6	$13.3
Net cash used for investing activities	(8.0)	(21.7)	(8.9)
Net cash (used for) provided by financing activities	(10.6)	15.0	(0.5)

Increase in cash and cash equivalents	$7.8	$2.9	$3.9

Cash provided by operating activities increased in 2006 compared to the prior years. Operating cash flow in 2006 resulted primarily from net income before depreciation and a decrease in inventory, offset partially by an increase in accounts receivable. Inventory decreased by $6.0 million in 2006 partly as a result of our increased utilization of supplier drop-shipments to customers. We drop-shipped approximately 50% of net sales in 2006, compared to 44% in 2005, and as a result, we were able to maintain lower inventory levels in 2006. Accordingly, inventory days improved to 17 days at December 31, 2006, compared to 19 days at December 31, 2005. Accounts receivable increased by $7.7 million in 2006 from the prior year-end level due to higher net sales in 2006. Days sales outstanding improved to 45 days at December 31, 2006, compared to 47 days at December 31, 2005 due to improved collection efforts. Cash flow from operations for the year ended December 31, 2005 resulted primarily from net income before depreciation and an increase in accounts payable, offset partially by an increase in accounts receivable. Cash flow from operations for the year ended December 31, 2004 resulted primarily from net income before depreciation and a decrease in accounts receivable, offset partially by a decrease in accounts payable.

At December 31, 2006, we had $111.0 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, except for accounts providing for discounts for early payments. Such payments will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $17.4 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased in 2006 compared to 2005. These activities include our capital expenditures in the three years presented, primarily for computer equipment and capitalized internally-developed software. Our 2002 acquisition of MoreDirect required earn-out payments due to the former shareholder of MoreDirect. These payments totaled $6.9 million and $11.1 million in 2005 and 2004, respectively. Additionally, in 2005 we completed the Amherst Transaction, which accounted for $7.8 million of the use of cash in 2005.

Cash used for financing activities in 2006 related to a pay down in our net borrowings of $20.0 million under our bank line of credit, whereas there was an increase in our net borrowings of $15.2 million in 2005. This paydown was partially offset by proceeds of $9.7 million from option exercises in 2006. Our 2004 financing activities consisted primarily of a paydown in net borrowings of $0.8 million.

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

Bank Line of Credit.    Our bank line of credit provides us with a borrowing capacity of up to $50.0 million. In addition, we have the option to increase the facility an additional $20.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” No borrowings were outstanding under this facility at December 31, 2006. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At December 31, 2006, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements.    We have security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $17.4 million as of December 31, 2006, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations.    During 2006 we signed a lease agreement for our new Texas sales office. Also during 2006 we signed various lease agreements in Florida and New Hampshire for additional office space for sales and support functions. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2006 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations (1)	$8,067	$1,430	$2,174	$2,279	$2,184
Operating lease obligations (2)	7,911	3,197	4,188	471	55
Sports marketing commitments	4,160	1,069	1,532	866	693

Total	$20,138	$5,696	$7,894	$3,616	$2,932

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.
(2)	Excluding taxes, insurance, and common area maintenance charges.

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

Sports Marketing Commitments.    We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2012 and 2013, respectively. These agreements, which grant us various marketing rights and seating arrangements, require annual payments aggregating from $0.3 million to $1.1 million per year.

Earn-out Provisions of MoreDirect Merger Agreement.    We completed the acquisition of MoreDirect in April 2002. Under the terms of this agreement, we were required to make additional payments to the MoreDirect shareholder if certain earnings levels were achieved through December 31, 2004. Earn-out payments aggregating $6.9 million and $11.1 million were made in 2005 and 2004, respectively, based on MoreDirect’s earnings for 2004 and 2003, respectively.

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

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at December 31, 2006 was 0.1 to 1.0.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2006 (loss quarters not counted). Such amount was calculated at December 31, 2006 as $156.9 million, whereas our actual consolidated stockholders’ equity at this date was $196.9 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $5 million of the formula availability which must be held in reserves. As of December 31, 2006, the entire $50.0 million facility was available for borrowing.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC requires that all registrants disclose their most “critical accounting policies.” A “critical accounting policy” has been defined as one that is both important to the portrayal of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Further, “critical accounting policies” are those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

We believe that our accounting policies described below fit the definition of “critical accounting policies.” We have reviewed our policies for the year ended December 31, 2006 and determined that they remain our most critical accounting policies.

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB—destination specifically set out in our arrangements with federal agencies, delivery is deemed to have occurred at the point in time when the product is received by the customer. We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” based on significant historical experience. Should such returns no longer prove estimable, we believe the impact on our financials would not necessarily be significant, since the return privilege expires 30 days after shipment.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product and software sales by manufacturers directly to our customers and receive agency, or referral, fees for such transactions. We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer.

Net amounts included in revenue for such service contracts and agency sales transactions were $10.8 million, $7.3 million, and $5.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ current creditworthiness. Our allowance is generally computed by (1) applying specific percentage reserves on accounts that are past due; and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of certain of our customers were to deteriorate, or if we noted there was a lengthening of the timing of the settlement of receivables that was symptomatic of a general deterioration in the ability of our customers to pay, we would have to increase our allowance for doubtful accounts. This would negatively impact our earnings. Our cash flows would be impacted to the extent that receivables could not be collected.

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

Vendor Consideration

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. We also receive vendor co-op advertising funding for our catalogs and other programs. Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expense on the consolidated statements of income. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are recorded as reductions to cost of inventory purchases in accordance with EITF 02-16. The level of allowances received from certain merchandise vendors has declined in past years and may do so again. Such a decline could have a material impact on gross margin and operating income.

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

Contingencies

From time to time we are subject to potential claims and assessments from third parties. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of SFAS No. 5, “Accounting for Contingencies.” We are also subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A multi-state unclaimed property audit is in progress, and certain sales tax audits may be imminent. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Such outcome could have a material impact on our results of operations and financial condition.

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

Share-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The intrinsic value method requires that compensation expense be measured by the difference between the fair value of our common stock and the strike price of the option as of a measurement date. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective application method. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that such services are performed in its consolidated financial statements (described in Note 10). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates. Under the modified prospective application method, financial results for the prior periods have not been adjusted. We have used the criteria in SFAS No. 123(R) to calculate and establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for our financial statements on January 1, 2007. The interpretation prescribes a minimum recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We currently estimate our adoption of FIN 48 will result in a cumulative effect adjustment that will decrease retained earnings as of January 1, 2007 by an amount not to exceed $0.5 million.

In June 2006 the FASB ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). This Issue addresses the presentation in the income statement of taxes collected from customers and remitted to governmental authorities (including but not limited to sales, use, value added, and some excise taxes). EITF 06-3 is effective for reporting periods beginning after December 15, 2006. We present our revenue net of sales taxes, and expect to continue to do so in the future. Accordingly, the adoption of EITF 06-3 will not have a significant impact on our financial statements.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on the financial statements and related disclosures. SAB 108 is effective for annual financial statements for the year ended December 31, 2006. SAB 108 did not have a material impact on our results of operation or financial position.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on our results of operation or financial position.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115” (“SFAS 159”) which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 159 to have a material impact on our results of operation or financial position.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. No borrowings were outstanding pursuant to the credit agreement as of December 31, 2006, however, our average outstanding borrowing during 2006 was $13.6 million. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 4 of Part I hereof and “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees—Audit Committee” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on June 7, 2007 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2006. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Item 11.	Executive Compensation

The information included under the headings “Executive Compensation,” “Compensation Committee and Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information included under the headings “Certain Transactions and Relationships” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

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

(3)	Supplementary Data

Not applicable.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.2(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.4(1)	Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
9.1(1)	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2(1)	1993 Incentive and Non-Statutory Stock Option Plan, as amended.
10.3(5)	1997 Amended and Restated Stock Incentive Plan.
10.4(20)	Amended and Restated 1997 Employee Stock Purchase Plan, as amended
10.5(19)	PC Connection, Inc. Discretionary Bonus Plan.
10.6(1)	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.7(12)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
10.8(12)

Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.9(12)

Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.10(12)

Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

10.11(20)

Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.12(20)

Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.13(16)

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

10.14(17)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.
10.15(1)	Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in Marlow, New Hampshire.
10.16(4)	Amendment, dated January 1, 1999, to the Lease Agreement between the Registrant and Gallup & Hall Partnership, dated June 1, 1987, as amended for property located in Marlow, New Hampshire.
10.17(9)	Lease between Merrimack Services Corporation and Audio Accessories, Inc., dated November 1, 2002, for property located at Mill Street, Marlow, New Hampshire.

Exhibits
10.18(1)	Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.
10.19(9)	Amendment, dated June 1, 2002, to the Lease Agreement between Merrimack Services Corporation and Gallup & Hall, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.
10.20(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.
10.21(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.22(1)	Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1988, as amended, for property located at 450 Marlboro Street, Keene, New Hampshire.
10.23(4)	Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.
10.24(13)

Amendment No. 1, dated September 7, 2004, to the Lease Agreement between Merrimack Services Corporation and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.

10.25(22)	Amendment No. 2, dated May 1, 2006, to the Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.
10.26(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 24, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.
10.27(4)

Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.28(9)

Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.29(14)

Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.30(23)

Sixth Amendment, dated October 26, 2006, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.31(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.
10.32(6)

First Amendment, dated June 19, 2001, to the Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and Merrimack Services Corporation for property located at Old State Route 73, Wilmington, Ohio.

10.33(12)

Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.34(20)

Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.35(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.
10.36(4)

First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.37(4)

Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

Exhibits
10.38(4)

Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.39(9)

Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.40(20)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.41(4)	Lease between Merrimack Services Corporation and Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.
10.42(22)

First Amendment, dated April 21, 2006, to the Lease Agreement between Merrimack Services Corporation and Whatman, Inc. successor-by-merger to Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.

10.43(10)	Lease between GovConnection, Inc. and Fairhaven Investors Limited Partnership, dated April 30, 2003, for property located at 2150 Post Road, Fairfield, Connecticut.
10.44(15)

First Amendment, dated April 14, 2005, to the Lease Agreement between GovConnection, Inc. and Fairhaven Investors Limited Partnership, dated May 1, 2003, for property located in Fairhaven, Connecticut.

10.45(13)	Fifth Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.
10.46(14)	Lease between MoreDirect, Inc. and Boca Technology Center, LLC, dated February 14, 2005, for property located in Boca Raton, Florida.
10.47(14)	Sublease between Merrimack Services Corporation and 222 International, LP, dated March 4, 2005, for property located in Portsmouth, New Hampshire.
10.48(20)	Lease between MoreDirect, Inc. and RMC Midway Walnut, LP, dated January 6, 2006, for property located at 14295 Midway Road, Addison, Texas.
10.49(20)	Lease between PC Connection Sales of Massachusetts, Inc. and RMC Midway Walnut, LP, dated January 6, 2006, for property located at 14295 Midway Road, Addison, Texas.
10.50(21)	Separation Agreement, dated March 30, 2006, by and between the Company and Robert Wilkins.
10.51(21)	Consulting Agreement, dated March 30, 2006, by and between the Company and Robert Wilkins.
10.52(24)	Release and Settlement Agreement, dated December 1, 2006, by and between the United States of America and GovConnection, Inc.
10.53	Summary of Compensation for Executive Officers.
10.54	Summary of Compensation for Non-Employee Directors.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.

(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(6)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on April 1, 2002.
(8)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, dated April 5, 2002.
(9)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(10)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 13, 2003.
(11)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File number 0-23827, filed November 20, 2003.
(12)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(13)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(14)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2005.
(15)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 16, 2005.
(16)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on July 6, 2005.
(17)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(18)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 14, 2005.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 30, 2005.
(20)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(21)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 12, 2006.
(22)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2006.
(23)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
(24)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 7, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 28, 2007

	By:	/S/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PATRICIA GALLUP Patricia Gallup	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 28, 2007

/S/ JACK FERGUSON Jack Ferguson	Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2007

/S/ BRUCE BARONE Bruce Barone	Director	March 28, 2007

/S/ JOSEPH BAUTE Joseph Baute	Director	March 28, 2007

/S/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 28, 2007

/S/ DAVID HALL David Hall	Director	March 28, 2007

/S/ DONALD WEATHERSON Donald Weatherson	Director	March 28, 2007

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

The Audit Committee of the Board of Directors is composed solely of outside directors and is responsible for recommending to the Board of Directors the independent registered public accounting firm to be retained for the coming year. The Audit Committee meets periodically and privately with the independent auditors, as well as with Company management, to review accounting, auditing, internal control structure, and financial reporting matters.

Patricia Gallup	Jack L. Ferguson
President and Chief Executive Officer	Senior Vice President, Treasurer, and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

Deloitte & Touche LLP

Boston, Massachusetts

March 28, 2007

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,582	$9,770
Accounts receivable, net	170,222	162,525
Inventories–merchandise	69,407	75,374
Deferred income taxes	3,837	3,769
Income taxes receivable	627	1,742
Prepaid expenses and other current assets	3,882	4,219

Total current assets	265,557	257,399
Property and equipment, net	19,542	17,700
Goodwill	56,867	56,820
Other intangibles, net	4,363	5,427
Other assets	355	359

Total Assets	$346,684	$337,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$464	$416
To third party	395	412
Note payable–bank	—	19,975
Accounts payable	110,977	114,413
Accrued expenses and other liabilities	17,389	13,989
Accrued payroll	9,367	7,301

Total current liabilities	138,592	156,506
Capital lease obligations, less current maturities:
To affiliate	4,836	5,299
To third party	—	396
Deferred income taxes	6,352	4,105

Total Liabilities	$149,780	$166,306

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 26,862 and 25,622 issued, 26,510 and 25,259 outstanding at December 31, 2006 and December 31, 2005, respectively	269	256
Additional paid-in capital	89,537	77,884
Retained earnings	109,321	95,545
Treasury stock at cost	(2,223)	(2,286)

Total Stockholders’ Equity	196,904	171,399

Total Liabilities and Stockholders’ Equity	$346,684	$337,705

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales	$1,635,651	$1,444,297	$1,353,834
Cost of sales	1,435,400	1,280,701	1,201,780

Gross profit	200,251	163,596	152,054
Selling, general and administrative expenses	173,927	151,981	132,729
Special charges	2,391	2,127	5,232

Income from operations	23,933	9,488	14,093
Interest expense	(1,828)	(1,447)	(1,385)
Other, net	121	89	152

Income before taxes	22,226	8,130	12,860
Income tax provision	(8,450)	(3,683)	(4,556)

Net income	$13,776	$4,447	$8,304

Earnings per common share:
Basic	$.54	$.18	$.33

Diluted	$.54	$.18	$.33

Shares used in computation of earnings per common share:
Basic	25,516	25,184	25,028

Diluted	25,731	25,281	25,269

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2004	25,342	$253	$76,428	$82,794	(362)	$(2,286)	$157,189

Exercise of stock options, including income tax benefits	47	1	259	—	—	—	260
Issuance of stock under Employee Stock Purchase Plan	73	1	404	—	—	—	405
Net income and comprehensive income	—	—	—	8,304	—	—	8,304

Balance—December 31, 2004	25,462	255	77,091	91,098	(362)	(2,286)	166,158

Exercise of stock options, including income tax benefits	96	1	447	—	—	—	448
Issuance of stock under Employee Stock Purchase Plan	64	—	312	—	—	—	312
Stock compensation expense	—	—	34	—	—	—	34
Net income and comprehensive income	—	—	—	4,447	—	—	4,447

Balance—December 31, 2005	25,622	256	77,884	95,545	(362)	(2,286)	171,399

Exercise of stock options, including income tax benefits	1,210	12	11,066	—	—	—	11,078
Issuance of stock under Employee Stock Purchase Plan	30	1	232	—	—	—	233
Stock compensation expense	—	—	418	—	—	—	418
Nonvested stock awards	—	—	(63)	—	10	63	—
Net income and comprehensive income	—	—	—	13,776	—	—	13,776

Balance—December 31, 2006	26,862	$269	$89,537	$109,321	(352)	$(2,223)	$196,904

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$13,776	$4,447	$8,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,049	7,197	7,127
Provision for doubtful accounts	2,885	3,993	4,280
Deferred income taxes	2,179	(111)	632
Stock compensation expense	418	34	—
Loss on disposal of fixed assets	86	43	8
Gross excess tax benefit from exercise of stock options	(240)	—	—
Income tax benefits from exercise of stock options	1,338	82	97
Changes in assets and liabilities:
Accounts receivable	(10,582)	(45,766)	19,305
Inventories	5,967	3,016	1,750
Prepaid expenses and other current assets	1,452	(992)	870
Other non-current assets	4	(170)	19
Accounts payable	(3,436)	34,704	(32,829)
Accrued expenses and other liabilities	5,466	3,152	3,755

Net cash provided by operating activities	26,362	9,629	13,318

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,981)	(6,572)	(2,804)
Proceeds from sale of property and equipment	21	13	3
Purchase of intangible asset	—	(475)	—
Payment of acquisition earn-out obligation	—	(6,921)	(11,095)
Payment for acquisition	—	(7,779)	—
Cash escrow distributed for acquisition	—	—	5,000

Net cash used for investing activities	(7,960)	(21,734)	(8,896)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	402,039	320,379	369,285
Repayment of short-term borrowings	(422,014)	(305,214)	(370,089)
Repayment of capital lease obligations	(828)	(797)	(334)
Exercise of stock options	9,740	366	163
Issuance of stock under Employee Stock Purchase Plan	233	312	405
Gross excess tax benefit from exercise of stock options	240	—	—

Net cash (used for) provided by financing activities	(10,590)	15,046	(570)

Increase in cash and cash equivalents	7,812	2,941	3,852
Cash and cash equivalents, beginning of period	9,770	6,829	2,977

Cash and cash equivalents, end of period	$17,582	$9,770	$6,829

Supplemental Cash Flow Information:
Interest paid	$1,713	$1,188	$1,155
Income taxes paid	5,160	3,960	2,819
Purchase accounting adjustment	47	—	—
Acquisition earn-out obligation, net of adjustments	—	—	6,423
Purchase of assets through capital lease obligation	—	—	1,232

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a national direct marketer of a wide range of IT products and services—including computer systems, software and peripheral equipment, networking communications, warranty, configuration and other services, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We operate through three primary business segments: (1) consumers and small- to medium-sized businesses, or SMB, through our PC Connection Sales subsidiaries, (2) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (3) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

The following is a summary of our significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of PC Connection, Inc. and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” based on significant historical experience. We record our sales reserves as offsets to accounts receivable and, for customers who have already paid, credits to accrued expenses At December 31, 2006, we recorded sales reserves of $2,228 and $452 as components of accounts receivable and accrued expenses, respectively. At December 31, 2005, we recorded sales reserves of $2,288 and $483 as components of accounts receivable and accrued expenses, respectively.

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been classified as “net sales.” Costs related to such shipping and handling billings are classified as “cost of sales.”

Revenue for third party service contracts is recorded on a net sales recognition basis because we do not assume the risks and rewards of ownership in these transactions. For such contracts, we evaluate whether the sales of such services should be recorded as gross sales or net sales as required under the guidelines described in Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Under gross sales recognition, we are the primary obligor, and the entire selling process is recorded in sales with our cost to the third party service provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third party service provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment and software manufacturers directly to our customers and receive agency fees for such transactions. We do not take title to the products in these transactions; title is passed directly from the supplier to our customer.

Net amounts included in revenue for such service contracts and agency sales transactions were $10,776, $7,279, and $5,797 for the years ended December 31, 2006, 2005, and 2004, respectively.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances, including those pursuant to EITF 02-16. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in selling, general and administrative expenses. Total direct operating expenses relating to these functions included in selling, general and administrative expenses for the years ended December 31, 2006, 2005, and 2004 are shown below:

Years Ended December 31,
2006	2005	2004
$10,878	$10,596	$10,283

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $3,608 and $4,189 at December 31, 2006 and 2005, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer creditworthiness. We maintain an allowance for estimated doubtful accounts based on our historical experience and the customer credit issues identified. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure.

Inventories—Merchandise

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment, are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. Allowances for product rebates that require certain volumes of product sales or purchases are recorded only after the related milestones are met.

Advertising Costs and Allowances

Costs of producing and distributing catalogs are charged to expense as incurred. Other advertising costs are expensed as incurred.

Vendors have the ability to place advertisements in the catalogs for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of such incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory in accordance with EITF 02-16.

Gross advertising allowances received from vendors were $32,614, $28,582, and $29,119 for the years ended December 31, 2006, 2005, and 2004, respectively. We classified $25,083, $16,725, and $7,498 of these allowances as offsets to cost of sales or inventory for the years ended December 31, 2006, 2005, and 2004, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for both financial and income tax reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software, is capitalized and amortized over lives ranging from three to five years, except that certain capitalized internally developed software is expensed for income tax reporting purposes. Depreciation is provided using the straight-line method for property. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives. When events or circumstances indicate a potential impairment, we evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows, and recognize an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. We did not recognize any impairments in 2006, 2005, or 2004.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

Accruals for tax contingencies are recorded when certain positions taken in filed tax returns, although supported, are probable of being successfully challenged, resulting in additional tax liabilities. Accruals are not recorded for tax contingencies not probable of being successfully challenged. Such accruals are adjusted as necessary in light of changing facts and circumstances.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers’ financial condition are performed by management on a regular basis.

During the years ended December 31, 2006, 2005, and 2004, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 27%, 26%, and 27%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 17%, 19%, and 14% of our total product purchases in 2006, 2005, and 2004, respectively. Purchases from Hewlett-Packard Company constituted 15%, 11%, and 11% of our total product purchases in 2006, 2005, and 2004, respectively. No other vendor supplied more than 10% of our total product purchases 2006, 2005, and 2004.

No single customer, other than the federal government, accounted for more than 3% of total net sales in 2006. Net sales to the federal government in 2006, 2005, and 2004 were $72,550, $68,924, and $64,900, or 4.4%, 4.8%, and 4.8% of total net sales, respectively.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
Numerator:
Net income	$13,776	$4,447	$8,304

Denominator:
Denominator for basic earnings per share	25,516	25,184	25,028
Dilutive effect of employee stock options	215	97	241

Denominator for diluted earnings per share	25,731	25,281	25,269

Earnings per share:
Basic	$.54	$.18	$.33

Diluted	$.54	$.18	$.33

The following unexercised stock options and nonvested shares were excluded from the computation of diluted earnings per share for years ended December 31, 2006, 2005, and 2004 because the exercise prices of the options were generally greater than the average market price of the common shares during the respective periods:

	2006	2005	2004
Anti-dilutive stock options	1,361	1,830	1,426

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with APB 25. The intrinsic value method requires that compensation expense be measured by the difference between the fair value of our common stock and the strike price of the option as of a measurement date. Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application method. SFAS No. 123(R) requires a company to measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that such services are performed in its consolidated financial statements (described in Note 10). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates. Under the modified prospective application method, financial results for the prior periods have not been adjusted. We have used the criteria in SFAS No. 123(R) to calculate and establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation.

Share Repurchase Authorization

We announced on March 28, 2001, that our Board of Directors (the “Board”) authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. As of December 31, 2006, we have repurchased an aggregate of 362,417 shares for $2,286. Our current bank line of credit, however, limits such repurchases to $10,000 without bank approval of higher amounts. We did not repurchase any shares of our common stock in the year ended December 31, 2006.

We issued 10 nonvested shares from treasury stock in the year ended December 31, 2006 and have reflected the net remaining balance of treasury stock on the consolidated balance sheet.

Recently Issued Financial Accounting Standards

In June 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for our financial statements beginning January 1, 2007. The interpretation prescribes a minimum recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We currently estimate our adoption of FIN 48 will result in a cumulative effect adjustment that will decrease retained earnings as of January 1, 2007 by an amount not to exceed $0.5 million.

In June 2006 the FASB ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). This Issue addresses the presentation in the income statement of taxes collected from customers and remitted to governmental authorities (including but not limited to sales, use, value added, and some excise taxes). EITF 06-3 is effective for reporting periods beginning after December 15, 2006. We present our revenue net of sales taxes, and expect to continue to do so in the future. Accordingly, the adoption of EITF 06-3 will not have a significant impact on our financial statements.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on the financial statements and related disclosures. SAB 108 is effective for annual financial statements for the year ended December 31, 2006. SAB 108 did not have a material impact on our results of operation or financial position.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on our results of operation or financial position.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115” (“SFAS 159”) which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 159 to have a material impact on our results of operation or financial position.

2	GOODWILL AND OTHER INTANGIBLE ASSETS

We apply the provisions of SFAS 142 which required, among other things, the discontinuance of the amortization of goodwill and indefinite lived intangibles. SFAS 142 also includes provisions for the assessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill and other intangibles. We perform the assessment annually on January 1. We completed the impairment review required by SFAS 142 in January 2007 and 2006, and determined that our goodwill and intangible assets were not impaired.

Intangible assets not subject to amortization are as follows:

	December 31,
	2006	2005
Goodwill	$56,867	$56,820
Trademarks	1,190	1,190

A rollforward of goodwill is as follows:

Balance, January 1, 2005	$51,687
Amherst Technologies acquisition, October 21, 2005	5,133

Balance, December 31, 2005	$56,820
Adjustment to property and equipment, net	47

Balance, December 31, 2006	$56,867

Intangible assets subject to amortization at December 31, 2006 consisted of customer lists of $2,846 and a licensing agreement of $327 (net of accumulated amortization of $2,374 and $148, respectively). Intangible assets subject to amortization at December 31, 2005 consisted of customer lists of $3,815 and a licensing agreement of $422 (net of accumulated amortization of $1,405 and $53, respectively). Amortization expense related to intangible assets is recorded on a straight-line basis. For the years ended December 31, 2006, 2005, and 2004, we recorded amortization expense of $1,064, $489, and $353, respectively.

The estimated amortization expense relating to customer lists and licensing agreements for each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,	2006
2007	$1,071
2008	1,071
2009	942
2010	89
2011	—
2012 and thereafter	—

3.	PURCHASE OF CERTAIN ASSETS OF AMHERST TECHNOLOGIES, LLC

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

At October 21, 2005
Intangible assets	$2,400
Property and equipment and other assets	246
Goodwill	5,133

Purchase price of selected assets	$7,779

The $2,400 of acquired intangible assets represents customer relationships (four-year weighted-average useful life). In 2006, we recorded a $47 adjustment to reduce property and equipment and increase goodwill. The adjusted goodwill balance of $5,180 was assigned to our Large Account segment. All of this goodwill is expected to be deductible for income tax purposes as a result of this transaction.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2006	2005
Trade	$168,436	$160,058
Advertising consideration	3,421	3,086
Vendor returns, rebates, and other	4,454	5,065
Due from employees	241	209
Due from affiliates	11	23

Total	176,563	168,441
Less allowances for:
Sales returns	2,228	2,288
Doubtful accounts	4,113	3,628

Accounts receivable, net	$170,222	$162,525

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2006	2005
Facilities and equipment under capital lease	$8,447	$8,447
Leasehold improvements	6,417	6,049
Furniture and equipment	28,957	27,815
Computer software, including licenses and internally-developed software	33,640	30,895
Automobiles	215	201

Total	77,676	73,407
Less accumulated depreciation and amortization	58,134	55,707

Property and equipment, net	$19,542	$17,700

We recorded depreciation and amortization expense, including capital lease amortization, of $5,985, $6,708, and $6,774 for the years ended December 31, 2006, 2005, and 2004, respectively.

6.	SPECIAL CHARGES

In 2006 we recorded a charge of $1,500 related to our settlement with the Department of Justice (“DOJ”) on our 2003 General Services Administration (“GSA”) audit matter. We also recorded a charge of $520 related to management restructuring costs, classified as workforce reductions in the table below, and a charge of $371 related to the temporary retention of certain Amherst employees and facilities subsequent to our Amherst Transaction.

In 2005 we recorded a charge of $1,056 related to the temporary retention of certain Amherst employees and facilities subsequent to our Amherst Transaction. We also recorded in 2005 charges of $1,071 related to management restructuring costs, classified as workforce reductions in the table below.

In 2004 we recorded a charge of $3,559 related to our review of the GSA contract cancellation and costs related to securing a new schedule. We also recorded in 2004 a charge of $860 related to workforce reductions, a charge of $512 for professional fees incurred relating to a review of certain calendar year 2000 and 2003 transactions, a charge of $101 related to the remaining uninsured portion of a 2003 employee defalcation, and a charge of $200 related to a proposed litigation settlement involving alleged patent infringement.

A rollforward of liabilities related to special charges for the three years ended December 31, 2006 is shown below. Certain amounts in the table below relating to the GSA matter were recorded in prior periods as a component of cost of sales. The beginning balance as of January 1, 2004 for the GSA matter includes $800 of such costs. The $250 charge reported for the GSA matter in 2005 was also recorded as a component of cost of sales. We concluded a settlement of this matter with the DOJ in the fourth quarter of 2006.

	Workforce Reduction	Amherst Transaction	GSA Matter	Employee Defalcation	Other	Total
Balance, January 1, 2004	$113	$—	$1,037	$—	$—	$1,150
Charges	860	—	3,559	101	712	5,232
Cash Payments	(724)	—	(3,072)	(101)	(497)	(4,394)

Balance, December 31, 2004	249	—	1,524	—	215	1,988

Charges	1,071	1,056	250	—	—	2,377
Cash Payments	(454)	(924)	(724)	—	(200)	(2,302)
Adjustments	—	—	—	—	(15)	(15)

Balance, December 31, 2005	866	132	1,050	—	—	2,048

Charges	520	371	1,500	—	—	2,391
Cash Payments	(1,201)	(503)	(2,550)	—	—	(4,254)

Balance, December 31, 2006	$185	$—	$—	$—	$—	$185

Liabilities at December 31, 2006 and 2005 are included in accrued expenses and other liabilities on the balance sheet.

7.	BANK BORROWINGS

In June 2005 we secured from our current bank an increased $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $20,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (8.25% at December 31, 2006). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for durations of one, two, three, four, or six months. The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at December 31, 2006 was 0.1 to 1.0. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The entire $50,000 facility was available for borrowing at December 31, 2006.

No borrowings were outstanding under this credit facility at December 31, 2006. Borrowings of $19,975 were outstanding under this credit facility at December 31, 2005. A total of $17,000 of the December 31, 2005 outstanding borrowings consisted of three-month and one-month Eurodollar Rate Loans of $10,000 at 5.11% interest and $7,000 at 5.36% interest, respectively. The credit facility matures on June 29, 2008, at which time amounts outstanding become due.

Certain information with respect to short-term borrowings was as follows:

	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
Year ended December 31,
2006	6.3%	$41,648	$13,550
2005	6.5	34,053	7,460
2004	4.3	22,441	9,447

8.	TRADE CREDIT AGREEMENTS

At December 31, 2006 and 2005, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized position in inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At December 31, 2006 and 2005, accounts payable included $17,421 and $12,316, respectively, owed to these financial institutions.

9.	CAPITAL LEASE

In November 1997 we entered into a fifteen-year lease for our corporate headquarters with an affiliated company related to us through common ownership. We occupied the facility upon completion of construction in late November 1998, and the lease payments commenced in December 1998.

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

In December 2004 we entered into a sale-leaseback transaction with a three-year lease for certain computer equipment. The cost of the leased equipment included in furniture and equipment was approximately $1,232. Annual lease payments under the terms of the lease are approximately $442 for each of the three years. At the termination of the lease we have the option of either continuing the lease at the current rate, returning the equipment, or purchasing the equipment at fair market value.

The net book value of capital lease assets was $3,712 and $4,655 as of December 31, 2006 and 2005, respectively.

Future aggregate minimum annual lease payments under these leases at December 31, 2006 are as follows:

Year Ending December 31	Payments
2007	$1,430
2008	1,035
2009	1,139
2010	1,139
2011	1,139
2012 and thereafter	2,184

Total minimum payments (excluding taxes, maintenance, and insurance)	8,066
Less amount representing interest	2,371

Present value of minimum lease payments	5,695
Less current maturities (excluding interest)	859

Long-term portion	$4,836

10.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorized the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 2006 and 2005.

Incentive and Non-Statutory Stock Option Plans

In December 1993 the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the “1993 Plan”). Under the terms of the 1993 Plan, we were authorized, for a ten-year period, to make awards of nonvested shares and to grant incentive and non-statutory options to our employees, consultants, and advisors to purchase shares of our stock. Options granted under the 1993 Plan vested over varying periods of up to four years and had contractual lives up to ten years. We did not issue any stock options under the 1993 Plan after 1998. Outstanding grants under the 1993 Plan totaled 22 shares as of December 31, 2006.

In November 1997 the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”), which became effective on the closing of our initial public offering in 1998. Under the terms of the 1997 Plan, we are authorized, for a ten-year period, to grant incentive stock options, non-statutory stock options, stock appreciation rights, performance shares, and awards of nonvested and vested stock. A total of 3,600 shares have been reserved for issuance under this Plan and 772 shares remain eligible for issuance as of December 31, 2006. The 1997 Plan will expire in November 2007. Our Board expects to present a replacement Stock Incentive Plan for shareholder approval at our 2007 Annual Meeting of Stockholders.

Nonvested Shares

In 2006 our Board granted restricted stock awards under the 1997 Plan to certain of our directors. The restrictions on these awards lift ratably over four years. Recipients of nonvested shares possess the rights of shareholders, including voting rights and the right to receive dividends. We issued these nonvested shares from treasury stock. If the requisite service period is not completed, these shares will return to treasury.

1997 Employee Stock Purchase Plan

In November 1997 the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of common stock to participating employees. On December 30, 2005, the Board modified the Purchase Plan after reviewing the impact of SFAS 123(R) on compensation expense related to the discounted purchase by employees of common stock. Previously under the Purchase Plan, employees were permitted to purchase company stock at a price of 85% of the lesser of the fair market value per share of common stock on either the first or last business day of the six-month offering period. Effective January 1, 2006, our employees were eligible to purchase company stock at 95% of the purchase price as of the last business day of the six-month period. This modification allowed us to avoid recognition of stock compensation expense associated with the purchase of common stock under our Purchase Plan. An aggregate of 838 shares of common stock has been reserved for issuance under the Purchase Plan, of which 675 shares were purchased.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R) which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123 and supersedes APB 25 and its related interpretations. We adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. We recognize the cost of share-based awards on a straight-line basis over the award’s requisite service period. For the stock options granted prior to, but not yet vested as of adoption, the expense continues to be recognized ratably over the vesting period of the award. Share-based compensation costs, which are recorded in SG&A expenses, totaled $418 ($363 net of taxes) for the year ended December 31, 2006. We did not grant any stock options in 2006.

As a result of adopting SFAS 123(R), our income before provision for income taxes and net income for the year ended December 31, 2006 are lower by $413 and $358, respectively, than if we had continued to account for share-based compensation under APB 25. The effect of adopting SFAS 123(R) on both basic and diluted earnings per share for the year ended December 31, 2006 was $.01 per share.

Prior to January 1, 2006, we applied the intrinsic value method in APB 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes. In our consolidated statements of income for the years ended December 31, 2005 and 2004, $34 and $0 of compensation expense was recognized for stock option grants and the Employee Stock Purchase Plan. The 2005 expense resulted from the acceleration of vesting of certain options as discussed below. The following table illustrates the effects on net income and earnings per share had compensation expense for stock option grants issued been determined under the fair value method of SFAS 123 for the years ended December 31, 2005 and 2004:

	2005	2004
Net income, as reported	$4,447	$8,304
Compensation expense, net of taxes, included in net income as reported	19	—
Compensation expense, net of taxes, under SFAS 123	2,310	1,110
Net income, under SFAS 123	2,156	7,194
Basic net income per share, as reported	.18	.33
Basic net income per share, under SFAS 123.09		.29
Diluted net income per share, as reported	.18	.33
Diluted net income per share, under SFAS 123.09		.28

Of the 2005 pro forma compensation expense, approximately $1,211, net of taxes, resulted from the vesting acceleration discussed below.

We used the Black-Scholes-Merton option valuation model to assess the grant date fair value of each award and elected to value each grant as a single award and to recognize related cost on a straight-line method. The application of this model requires certain key input assumptions, including expected volatility, option term, and risk-free interest rates. Expected volatility is based on the historical volatility of our common stock. The expected term of options is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s average life. The key weighted-average assumptions we used to apply this pricing model were as follows:

	2005	2004
Risk-free interest rates	3.99%	3.08%
Volatility	81.0%	94.5%
Expected life of option grants	5.0 years	4.0 years
Dividend yield	0%	0%

Financial statement amounts for the years ended December 31, 2005 and 2004 have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Effective January 1, 2006, and in accordance with SFAS 123(R), we changed our cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation expense recognized for share-based awards (“excess tax benefits”) are now classified as financing cash flows. In the consolidated statement of cash flows for the year ended December 31, 2006, the total excess tax benefit of $240 included consideration of prior year pro forma compensation expense. This excess tax benefit would have been included in cash flows from operating activities prior to the adoption of SFAS 123(R).

Under the provisions of SFAS 123(R), we are required to estimate and revise, if necessary, the number of share-based awards that will be forfeited. If actual forfeitures vary from estimates, we will recognize the difference in compensation expense in the period the respective options or nonvested shares were scheduled to vest.

As noted above, on December 30, 2005, our Board approved the acceleration of the vesting of the following outstanding options: (1) all unvested options from grants of 20 shares or more held by our officers and any officers of our subsidiaries that would otherwise vest in 2006, (2) all “market condition” options (those options for which vesting depends upon reaching certain stock prices), held by officers, and (3) all unvested options from grants of less than 20 shares, held by directors, officers, and other employees. Accordingly, as of the date of adoption of SFAS 123(R), all outstanding options were fully vested except options to purchase 470 shares of common stock. The estimated future compensation expense for those options that would have been recorded had such vesting not been accelerated, based on adopting SFAS 123(R) on January 1, 2006, was approximately $1,400.

The following table summarizes the components of share-based compensation recorded as expense:

December 31, 2006
Stock options	$413
Nonvested shares	5

Pre-tax compensation expense	418
Tax benefit	(55)

After-tax compensation expense	$363

The stock compensation expense effect on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.01 per share. There was no material affect on net income or earnings per share in 2005 and 2004. We recorded a deferred tax asset of $75 and $20 at December 31, 2006 and 2005, respectively, related to the benefit of non-qualified options.

We have historically settled stock option exercises with newly issued common shares and expect to continue to do so in the future. The intrinsic value of options exercised in the years ended December 31, 2005 and 2004 was $272 and $257, respectively. The following table summarizes our stock option exercises in the year ended December 31, 2006:

Options exercised	1,210
Cash proceeds from exercised options	$9,740
Intrinsic value of exercised options	$3,710

The following table sets forth our stock option activity for the three years ended December 31, 2006:

	Option Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2004	2,727	$10.78

Granted	260	7.85	$4.55
Exercised	(46)	9.06
Forfeited or expired	(594)	9.59

Outstanding, December 31, 2004	2,347	10.90

Granted	635	6.46	4.21
Exercised	(96)	6.76
Forfeited or expired	(344)	13.25

Outstanding, December 31, 2005	2,542	9.74

Granted	—	—	—
Exercised	(1,210)	8.05
Forfeited or expired	(93)	6.74

Outstanding, December 31, 2006	1,239	$11.61		5.92	$7,429

Vested and expected to vest	1,165	$11.93		5.76	$6,812

Exercisable, December 31, 2006	819	$14.07		4.81	$4,059

Total exercisable options and their weighted average exercise price at December 31, 2005 and 2004 were 2,072 shares at $10.42 and 1,342 shares at $13.65, respectively. Unearned compensation cost related to the unvested portion of outstanding stock options as of December 31, 2006 was $1,371 and is expected to be recognized over a weighted-average period of approximately 2.1 years.

We awarded nonvested shares in the year ended December 31, 2006 to certain of our directors under our 1997 Plan. We are recognizing expense associated with these stock awards ratably over the four-year vesting period. The fair value of nonvested shares is determined by the market value at the date of grant. Recipients of nonvested shares possess the rights of shareholders, including voting rights and the right to receive dividends. The following table summarizes the status of our nonvested shares as of December 31, 2006:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	—	—
Granted	10	$9.92
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	10	$9.92

Unearned compensation costs related to the nonvested portion of outstanding nonvested shares as of December 31, 2006 was $94 and is expected to be recognized over a weighted-average period of approximately 3.8 years.

11.	INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
Paid or currently payable:
Federal	$5,765	$3,127	$3,985
State	506	667	(60)

Total current	6,271	3,794	3,925

Deferred:
Federal	1,968	(125)	600
State	211	14	31

Net deferred	2,179	(111)	631

Net provision	$8,450	$3,683	$4,556

The components of the deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
Current:
Provisions for doubtful accounts	$1,604	$1,419
Inventory costs capitalized for tax purposes	134	285
Inventory and sales returns reserves	610	773
Deductible expenses, primarily employee-benefit related	58	326
State tax contingency and other accruals	1,007	273
Other	424	693

Net deferred tax asset—current	$3,837	$3,769

Non-Current:
Compensation under non-statutory stock option agreements	$75	$21
Tax effect of state tax loss carryforwards	1,258	1,032
State tax credit carryforwards	1,595	1,780
Excess of book value over the tax basis of goodwill and other intangibles	(5,403)	(4,006)
Excess of book value over the tax basis of property and equipment	(1,607)	(720)

Subtotal	(4,082)	(1,893)
Valuation allowance	(2,270)	(2,212)

Net deferred tax liability—non-current	(6,352)	(4,105)

Net deferred tax liability	$(2,515)	$(336)

The state tax credit carryforwards are available to offset future state income taxes in years with sufficient state income levels to create creditable tax and within the applicable carryforward period for these credits. Total tax credit carryforwards aggregated $1,595 and $1,780 at December 31, 2006 and 2005, respectively. These credits are subject to a five-year carryforward period, with $450 expiring beginning in 2007 and $415, $450, and $280 expiring respectively on an annual basis through 2010. Additionally, certain of our subsidiaries have net operating loss carryforwards aggregating $23,448 at December 31, 2006, and representing state tax benefits, net of federal taxes, of approximately $1,258. These loss carryforwards are subject to five- and twenty-year carryforward periods, with $134, $151, $64, $65, and $262 expiring from 2007 through 2011, respectively, and $582 expiring after 2023. We have provided valuation allowances of $2,270 and $2,212 at December 31, 2006 and 2005, respectively, against the state tax credit and state tax loss carryforwards, representing the portion of carryforward credits and losses that we believe are not likely to be realized.

The reconciliation of our 2006, 2005, and 2004 income tax provision to the statutory federal tax rate is as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	5.2	3.5
State tax loss carryforwards	(2.0)	(5.1)	(2.6)
Less valuation allowance	2.0	5.1	2.6
Prior year tax matters	—	—	(3.5)
Nondeductible expenses	1.4	3.2	0.4
Other—net	(1.6)	1.9	—

Effective income tax rate	38.0%	45.3%	35.4%

We have established accruals for certain state and federal tax contingencies when, despite our belief that our tax return positions are fully supported, certain positions are probable of being successfully challenged. These accruals relate primarily to various state tax jurisdictional issues concerning the nature and extent of our operations and activities in those states.

The tax contingency accruals are adjusted in light of changing facts and circumstances. Total tax contingency reserves were $1,359 and $1,131 at December 31, 2006 and 2005, respectively. These reserves were increased in 2006 by $228 due to additional state tax exposures. These reserves were decreased in 2005 by $66 due to the settlement of a federal income tax audit without assessment and by $152 due to the reduced exposure to state transfer pricing taxes, partially offset by increases of $152 due to additionally identified state tax exposures. The tax contingency reserves were decreased in 2004 by $229 due to reduced state income tax jurisdictional exposures and by $293 due to reduced federal income tax audit exposures, including related interest, for earlier tax years.

12.	EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2006, 2005, or 2004. We made matching contributions to the employee savings element of the plan of $831, $662, and $653 in 2006, 2005, and 2004, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office facilities from our principal stockholders under 20-year noncancelable operating leases. The lease agreement for one facility requires us to pay all real estate taxes and insurance premiums related thereto. We also lease several other buildings from our principal stockholders on a month-to-month basis.

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to six years.

Future aggregate minimum annual lease payments under these leases at December 31, 2006 are as follows:

Year Ending December 31	Related Parties	Others	Total
2007	144	3,053	3,197
2008	82	2,742	2,824
2009	—	1,364	1,364
2010	—	254	254
2011	—	217	217
2012 and thereafter

Total rent expense aggregated $3,780, $3,413, and $4,905 for the years ended December 31, 2006, 2005, and 2004, respectively, under the terms of the leases described above. Such amounts included $386, $157, and $147 in 2006, 2005, and 2004, respectively, paid to related parties.

Sports Marketing Agreements

We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2012 and 2013, respectively. These agreements grant us various marketing rights and seating arrangements.

Future aggregate minimum annual payments required under these agreements at December 31, 2006 are as follows:

Year Ending December 31	Total
2007	$1,069
2008	1,065
2009	467
2010	483
2011	383
2012 and thereafter	693

Total marketing expense payments under agreements with these organizations aggregated $1,944, $1,482, and $1,080 for the years ended December 31, 2006, 2005, and 2004, respectively, under the terms of the agreements described above.

Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A multi-state unclaimed property audit is in progress, and certain sales tax audits may be imminent. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Such outcome could have a material impact on our results of operations and financial condition.

14.	OTHER RELATED-PARTY TRANSACTIONS

As described in Notes 9 and 13, we have leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to us through common ownership.

	2006	2005	2004
Revenue:
Sales of services to affiliated companies	$62	$82	$74

15.	SEGMENT AND RELATED DISCLOSURES

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

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses as well as consumers; the “Large Account” segment, acquired in April 2002, which serves medium-to-large corporations; and the “Public Sector” segment, which serves federal, state, and local government organizations, and educational institutions.

Segment information applicable to our reportable operating segments for the years ended December 31, 2006, 2005, and 2004 is shown below:

	Year Ended December 31, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$887,040	$482,850	$265,761	$—	$1,635,651
Transfers between segments	260,388	—	—	(260,388)	—

Net Sales	$1,147,428	$482,850	$265,761	$(260,388)	$1,635,651

Operating income (loss) before allocations	$59,534	$25,273	$8,629	$(69,503)	$23,933
Allocations	(53,228)	(863)	(15,412)	69,503	—

Operating income (loss)	6,306	24,410	(6,783)	—	23,933
Interest and other — net	(1,324)	69	(452)	—	(1,707)

Income (loss) before taxes	$4,982	$24,479	$(7,235)	$—	$22,226

Selected Operating Expenses:
Depreciation and amortization	$5,494	$1,434	$121	$—	$7,049
Special Charges	998	9	1,384	—	2,391

Balance Sheet Data:
Total assets	$246,980	$167,960	$72,475	$(140,731)	$346,684
Goodwill	1,173	48,060	7,634	—	56,867

	Year Ended December 31, 2005
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$834,618	$347,508	$262,171	$—	$1,444,297
Transfers between segments	243,716	—	—	(243,716)	—

Net Sales	$1,078,334	$347,508	$262,171	$(243,716)	$1,444,297

Operating income (loss) before allocations	$53,249	$18,140	$4,974	$(66,875)	$9,488
Allocations	(50,223)	(1,390)	(15,262)	66,875	—

Operating income (loss)	3,026	16,750	(10,288)	—	9,488
Interest and other — net	(1,135)	49	(272)	—	(1,358)

Income (loss) before taxes	$1,891	$16,799	$(10,560)	$—	$8,130

Selected Operating Expenses:
Depreciation and amortization	$6,241	$824	$132	$—	$7,197
Special Charges	1,876	—	251	—	2,127

Balance Sheet Data:
Total assets	$225,870	$120,552	$63,324	$(72,041)	$337,705
Goodwill	1,173	48,013	7,634	—	56,820

	Year Ended December 31, 2004
	SMB Segment	Large Account Segment	Public SectorSegment	Eliminations	Consolidated
Sales to external customers	$802,303	$298,458	$253,073	$—	$1,353,834
Transfers between segments	224,114	—	—	(224,114)	—

Net Sales	$1,026,417	$298,458	$253,073	$(224,114)	$1,353,834

Operating income (loss) before allocations	$58,103	$16,217	$2,746	$(62,973)	$14,093
Allocations	(46,856)	(1,615)	(14,502)	62,973	—

Operating income (loss)	11,247	14,602	(11,756)	—	14,093
Interest and other — net	(987)	39	(285)	—	(1,233)

Income (loss) before taxes	$10,260	$14,641	$(12,041)	$—	$12,860

Selected Operating Expenses:
Depreciation and amortization	$6,306	$706	$115	$—	$7,127
Special Charges	1,389	225	3,618	—	5,232

Balance Sheet Data:
Total assets	$197,914	$93,178	$54,116	$(58,666)	$286,542
Goodwill	1,173	42,880	7,634	—	51,687

The operating costs of corporate headquarter functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. These functions include finance, human resources, information systems, purchasing and distribution, and senior management expenses. We report these charges to the above segments as “Allocations.” Interest and other expense is charged to the segments, based on the actual costs incurred by each segment, net of interest and other income generated. The amount shown above representing total assets eliminated consists of inter-segment receivables, resulting primarily from inter-segment sales and transfers reported above and from inter-segment service charges. Our capital expenditures are primarily comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and a result, our CODM does not evaluate capital expenditures by segment.

Senior management also monitors revenue by product mix (Notebooks and PDAs; Desktops and Servers; Storage Devices; Software; Net/Com Products; Printers and Printer Supplies; Video, Imaging, and Sound; Memory and System Enhancements; and Accessories/Other).

Net sales by segment and product mix are presented below:

	Years Ended December 31,
	2006	2005	2004
Segment (excludes transfers between segments)
SMB	$887,040	$834,618	$802,303
Large Account	482,850	347,508	298,458
Public Sector	265,761	262,171	253,073

Total	$1,635,651	$1,444,297	$1,353,834

Product Mix
Notebooks and PDAs	$283,203	$265,562	$276,208
Desktop/Servers	229,407	208,596	192,563
Storage Devices	139,807	123,360	110,442
Software	203,985	173,952	162,575
Net/Com Products	137,867	114,107	98,522
Printers and Printer Supplies	164,683	150,824	149,211
Video, Imaging, and Sound	212,338	179,035	164,933
Memory and System Enhancements	80,789	75,489	71,480
Accessories/Other	183,572	153,372	127,900

Total	$1,635,651	$1,444,297	$1,353,834

Substantially, all of our net sales in 2006, 2005, and 2004 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in 2006, 2005, and 2004. All of our assets at December 31, 2006 and 2005 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. No single customer other than the federal government accounted for more than 3% of total net sales in 2006. Net sales to the federal government in 2006, 2005, and 2004 were $72,550, $68,924, and $64,900, or 4.4%, 4.8%, and 4.8% of total net sales, respectively.

16.	SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 2005. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2006.

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net Sales	$380,478	$408,094	$415,213	$431,866
Cost of Sales	334,060	357,351	364,070	379,919

Gross Profit	46,418	50,743	51,143	51,947
Selling, general and administrative expenses	41,955	44,534	43,291	44,147
Special charges	891	450	1,050	—

Income from operations	3,572	5,759	6,802	7,800
Interest expense	(644)	(437)	(394)	(353)
Other, net	11	(15)	38	87

Income before income taxes	2,939	5,307	6,446	7,534
Income tax provision	(1,233)	(2,196)	(2,058)	(2,963)

Net income	$1,706	$3,111	$4,388	$4,571

Weighted average common shares outstanding:
Basic	25,259	25,283	25,446	26,067

Diluted	25,299	25,396	25,667	26,507

Earnings per common share:
Basic	$0.07	$0.12	$0.17	$0.18

Diluted	$0.07	$0.12	$0.17	$0.17

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net Sales	$323,851	$350,710	$371,124	$398,612
Cost of Sales	286,517	310,346	329,044	354,794

Gross Profit	37,334	40,364	42,080	43,818
Selling, general and administrative expenses	35,416	37,379	37,531	41,655
Special charges	—	—	853	1,274

Income from operations	1,918	2,985	3,696	889
Interest expense	(272)	(285)	(289)	(601)
Other, net	(25)	50	25	39

Income before income taxes	1,621	2,750	3,432	327
Income tax provision	(673)	(1,186)	(1,508)	(316)

Net income	$948	$1,564	$1,924	$11

Weighted average common shares outstanding:
Basic	25,127	25,157	25,224	25,226

Diluted	25,362	25,211	25,271	25,290

Earnings per common share:
Basic	$0.04	$0.06	$0.08	$0.00

Diluted	$0.04	$0.06	$0.08	$0.00

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions- Write-Offs	Balance at End of Period
Allowance for Sales Returns
Year Ended December 31, 2004	$1,520	$32,892		$(32,919)	$1,493
Year Ended December 31, 2005	1,493	34,081		(33,286)	2,288
Year Ended December 31, 2006	2,288	33,796		(33,856)	2,228

Allowance for Doubtful Accounts
Year Ended December 31, 2004	$4,129	$4,280	(1)	$(4,276)	$4,133
Year Ended December 31, 2005	4,133	3,993	(1)	(4,498)	3,628
Year Ended December 31, 2006	3,628	2,885	(1)	(2,400)	4,113

Inventory Valuation Reserve
Year Ended December 31, 2004	$1,460	$5,636		$(5,861)	$1,235
Year Ended December 31, 2005	1,235	6,119		(5,805)	1,549
Year Ended December 31, 2006	1,549	6,563		(6,957)	1,155

(1)

Additions to the provision for doubtful accounts include charges to advertising and cost of sales aggregating $823, $1,321, and $1,878, for the years ended December 31, 2006, 2005, and 2004 respectively. Such allowances relate to receivables under advertising arrangements with vendors.

S-1