Form 10-Q
period 2007-03-31
PC CONNECTION INC
filed 2007-05-15
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Former name, former address and former fiscal year, if changed since last report: N/A

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of May 4, 2007 was 26,801,771.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2007 and 2006, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the condensed consolidated interim financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, Accounting for Income Taxes.”

DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 15, 2007

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,668	$17,582
Accounts receivable, net	146,334	170,222
Inventories—merchandise	67,407	69,407
Deferred income taxes	4,007	3,837
Income taxes receivable	1,996	627
Prepaid expenses and other current assets	3,967	3,882

Total current assets	248,379	265,557
Property and equipment, net	19,390	19,542
Goodwill	56,867	56,867
Other intangibles, net	4,095	4,363
Other assets	347	355

Total Assets	$329,078	$346,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$477	$464
To third party	289	395
Accounts payable	89,067	110,977
Accrued expenses and other liabilities	17,080	17,389
Accrued payroll	5,555	9,367

Total current liabilities	112,468	138,592
Capital lease obligation, less current maturities:
To affiliate	4,712	4,836
Other liabilities	2,288	—
Deferred income taxes	6,354	6,352

Total liabilities	125,822	149,780

Stockholders’ Equity:
Common stock	272	269
Additional paid-in capital	92,847	89,537
Retained earnings	112,360	109,321
Treasury stock at cost	(2,223)	(2,223)

Total stockholders’ equity	203,256	196,904

Total liabilities and stockholders’ equity	$329,078	$346,684

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales	$398,180	$380,478
Cost of sales	348,265	334,060

Gross profit	49,915	46,418
Selling, general and administrative expenses	44,193	41,955
Special charges	—	891

Income from operations	5,722	3,572
Interest expense	(208)	(644)
Other, net	201	11

Income before taxes	5,715	2,939
Income tax provision	(2,330)	(1,233)

Net income	$3,385	$1,706

Weighted average common shares outstanding:
Basic	26,680	25,259

Diluted	27,005	25,299

Earnings per common share:
Basic	$.13	$.07

Diluted	$.13	$.07

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2007	26,862	$269	$89,537	$109,321	(352)	$(2,223)	$196,904
Cumulative effect of change in accounting principle	—	—	—	(346)	—	—	(346)
Stock compensation expense	—	—	(68)	—	—	—	(68)
Exercise of stock options, including income tax benefits	292	3	3,378	—	—	—	3,381
Net income	—	—	—	3,385	—	—	3,385

Balance—March 31, 2007	27,154	$272	$92,847	$112,360	(352)	$(2,223)	$203,256

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$3,385	$1,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,888	1,698
Provision for doubtful accounts	337	894
Deferred income taxes	(168)	804
Loss on disposal of fixed assets	6	14
Stock compensation expense	(68)	140
Gross excess tax benefit from exercise of stock options	(343)	—
Income tax benefits from exercise of stock options	887	—
Changes in assets and liabilities:
Accounts receivable	23,551	10,674
Inventories	2,000	14,289
Prepaid expenses and other current assets	(1,454)	(495)
Other non-current assets	8	(1)
Accounts payable	(21,910)	(24,778)
Accrued expenses and other liabilities	(2,179)	73

Net cash provided by operating activities	5,940	5,018

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,474)	(1,579)
Proceeds from sale of property and equipment	—	20

Net cash used for investing activities	(1,474)	(1,559)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	125,911
Repayment of short-term borrowings	—	(130,737)
Repayment of capital lease obligations	(217)	(201)
Exercise of stock options	2,494	—
Gross excess tax benefit from exercise of stock options	343	—

Net cash provided by (used for) financing activities	2,620	(5,027)

Increase (decrease) in cash and cash equivalents	7,086	(1,568)
Cash and cash equivalents, beginning of period	17,582	9,770

Cash and cash equivalents, end of period	$24,668	$8,202

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three months ended March 31, 2007 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2007.

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

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor consideration adjustments, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in selling, general and administrative, or SG&A, expense. Total direct operating expenses relating to these functions included in SG&A expenses for the periods reported are shown below:

Three Months Ended March 31,
2007	$2,787
2006	2,698

Advertising Costs and Allowances

Costs of producing and distributing catalogs are charged to expense in the month the respective catalog is issued. Other advertising costs are expensed as incurred.

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

Gross advertising allowances received from vendors were $7,568 and $7,220 for the three months ended March 31, 2007 and 2006, respectively. We classified $7,568 and $5,330 of these allowances as offsets to cost of sales or inventory for the three months ended March 31, 2007 and 2006, respectively. As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of inventory purchases rather than a reduction of advertising expense.

Goodwill and Other Intangible Assets

We have designated January 1 of each year as the date we perform our annual impairment tests relative to goodwill and indefinite-lived intangible assets. We completed the impairment review in January 2007 and determined that our goodwill and trademarks were not impaired.

Intangible assets not subject to amortization are as follows:

March 31, 2007
Goodwill	$56,867
Trademarks	1,190

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Intangible assets subject to amortization at March 31, 2007 consisted of customer lists of $2,608 and a licensing agreement of $297 (net of accumulated amortization of $2,612 and $178, respectively). Intangible assets subject to amortization at December 31, 2006 consisted of customer lists of $2,846 and a licensing agreement of $327 (net of accumulated amortization of $2,374 and $148, respectively). For the three months ended March 31, 2007 and 2006, we recorded amortization expense of $268 and $261, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2007	$803	(A)
2008	1,071
2009	942
2010	89
2011 and thereafter	—

(A)	Represents estimated amortization expense for the nine-month period ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying condensed consolidated financial statements. Actual results could differ from those estimates.

Share-Based Compensation

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), or SFAS 123(R), using the modified prospective application method. SFAS No. 123(R) requires a company to measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that such services are performed in its consolidated financial statements. See Note 10, “Stockholders’ Equity and Share-Based Compensation” of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006, to review the effect of adoption of SFAS 123(R) on our financial statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates. As a result of the cancellation of unvested stock options forfeited in the first quarter of 2007, we reversed compensation previously recognized for these cancelled options pursuant to SFAS 123(R). This reversal of expense resulted in a net credit recorded for share-based compensation in the first quarter of 2007.

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to equity awards outstanding to purchase common stock, if dilutive.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2007	2006
Numerator:
Net income	$3,385	$1,706

Denominator:
Denominator for basic earnings per share	26,680	25,259
Dilutive effect of equity awards	325	40

Denominator for diluted earnings per share	27,005	25,299

Earnings per share:
Basic	$.13	$.07

Diluted	$.13	$.07

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006 because the exercise prices of these options were greater than the average market price of common stock during the respective periods:

	Three Months Ended
March 31,	2007	2006
Anti-dilutive stock options	205	1,760

Note 3—Recently Issued Accounting Standards

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of applying FIN 48 was $346 and was recorded as an adjustment reducing the January 1, 2007 balance of retained earnings. See Note 7 “Income Taxes.”

Effective January 1, 2007, we adopted the additional disclosure provisions of EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 permits the presentation of these taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). We classify sales taxes on a net basis in our income statements. Adoption of EITF No. 06-03 did not have an effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 159 to have a material impact on our results of operation or financial position.

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

Segment information applicable to our reportable operating segments for the three months ended March 31, 2007 and 2006 is shown below:

	Three Months Ended March 31, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$233,933	$110,315	$53,932	$—	$398,180
Transfers between segments	52,885	—	—	(52,885)	—

Net Sales	$286,818	$110,315	$53,932	$(52,885)	$398,180

Operating income before allocations	$15,921	$5,539	$1,200	$(16,938)	$5,722
Allocations	(13,251)	(250)	(3,437)	16,938	—

Operating income (loss)	2,670	5,289	(2,237)	—	5,722
Interest and other—net	(18)	19	(8)	—	(7)

Income (loss) before taxes	$2,652	$5,308	$(2,245)	$—	$5,715

Selected Operating Expenses:
Depreciation and amortization	$1,471	$389	$28	$—	$1,888

Balance Sheet Data:
Total assets	$225,452	$138,248	$46,088	$(80,710)	$329,078
Goodwill, net	1,173	48,060	7,634	—	56,867

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$219,121	$108,362	$52,995	$—	$380,478
Transfers between segments	53,569	—	—	(53,569)	—

Net Sales	$272,690	$108,362	$52,995	$(53,569)	$380,478

Operating income before allocations	$16,195	$4,767	$1,137	$(18,527)	$3,572
Allocations	(14,411)	(232)	(3,884)	18,527	—

Operating income (loss)	1,784	4,535	(2,747)	—	3,572
Interest and other—net	(506)	18	(145)	—	(633)

Income (loss) before taxes	$1,278	$4,553	$(2,892)	$—	$2,939

Selected Operating Expenses:
Depreciation and amortization	$1,302	$358	$38	$—	$1,698
Special Charges	998	9	(116)	—	891

Balance Sheet Data:
Total assets	$238,558	$113,455	$55,406	$(97,247)	$310,172
Goodwill, net	1,173	48,060	7,634	—	56,867

The operating costs of corporate headquarter functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. These functions include finance, human resources, information systems, purchasing and distribution, and senior management expenses. We report these charges to the above segments as “Allocations.” Interest and other expense is charged to the segments, based on the actual costs incurred by each segment, net of interest and other income generated. The amount shown above representing total assets eliminated consists of inter-segment receivables, resulting primarily from inter-segment sales and transfers reported above and from inter-segment service charges. Our capital expenditures are primarily comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures by segment.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Net sales by business segment and product mix are presented below:

	Three Months Ended
March 31,	2007	2006
Segment (excludes transfers between segments)
SMB	$233,933	$219,121
Large Account	110,315	108,362
Public Sector	53,932	52,995

Total	$398,180	$380,478

Product Mix
Notebooks and PDAs	$73,643	$64,543
Desktops/Servers	57,528	56,495
Storage Devices	34,808	33,918
Software	48,286	47,923
Net/Com Products	29,819	29,853
Printers and Printer Supplies	41,653	40,034
Video, Imaging, and Sound	48,101	46,868
Memory and System Enhancements	19,949	18,856
Accessories/Other	44,393	41,988

Total	$398,180	$380,478

Substantially all of our net sales for the three months ended March 31, 2007 and 2006 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in each of those respective periods. All of our assets at March 31, 2007 and December 31, 2006 were located in the United States. Our primary target customers are small- and medium-sized businesses with 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 2% of total net sales in the three months ended March 31, 2007 and 2006. Net sales to the federal government accounted for $13,293, or 3.3% of total net sales for the three months ended March 31, 2007, and $12,850, or 3.4% of total net sales for the three months ended March 31, 2006.

Note 5—Share Based Compensation

The terms and conditions of outstanding awards previously granted are more fully described in Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. We did not grant any equity awards in the three months ended March 31, 2007.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Note 6—Special Charges

We did not record any special charges in the first quarter of 2007. In the first quarter of 2006, we recorded a charge of $371 related to the temporary retention of facilities subsequent to our purchase of certain assets of Amherst Technologies, LLC (“Amherst transaction”). We also recorded in the first quarter of 2006 a charge of $520 related to management restructuring costs, classified as workforce reductions in the table below.

A roll forward of liabilities related to special charges is shown below.

Workforce Reductions
Balance December 31, 2006	$185
Charges	—
Cash payments	(185)

Liabilities at March 31, 2007	$—

The liability at December 31, 2006 is included in accrued expenses and other liabilities on the consolidated balance sheet.

Note 7—Income Taxes

We file one consolidated United States federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions in which we file.

Effective January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized an increase of $953 in the liability for unrecognized income tax benefits, a decrease of $607 in the noncurrent liability for deferred income taxes, and a cumulative effect decrease of $346 in the January 1, 2007 balance of retained earnings. As of the date of adoption and after recognition of the increase noted above, the aggregate liability for unrecognized income tax benefits is $2,169, including interest and penalties. This balance includes $607 relating to tax positions, the disallowance of which would not affect our annual effective income tax rate.

We have elected to continue our historic treatment for interest and penalties, recognizing potential interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. Pursuant to our adoption of FIN 48, $711 and $236 of this liability as of January 1, 2007 related to interest and penalties, respectively. During the three months ended March 31, 2007, we recognized an additional $119 liability for unrecognized income tax positions relating to tax positions taken in the current and prior periods. Of this amount, $62 relates to additional interest and penalties associated with unrecognized tax benefits for total interest and penalties at March 31, 2007 of $1,069. As of March 31, 2007, unrecognized tax benefits of $1,653 would favorably affect our tax rate, if recognized.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statute of limitations, or other reasons prior to December 31, 2007.

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

Note 9—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $20,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (8.25% at March 31, 2007). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for durations of one, two, three, four, or six months. The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; since no borrowings were outstanding under this credit facility during the first quarter of 2007, our actual funded debt ratio at March 31, 2007 was 0.0 to 1.0. The entire $50,000 facility was available for borrowing at March 31, 2007. The credit facility matures on June 29, 2008, at which time amounts outstanding become due.

At March 31, 2007, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregate amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At March 31, 2007 and December 31, 2006, accounts payable included $18,642 and $17,421, respectively, owed to these financial institutions.

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

The primary challenges we face in effectively managing our business are (1) growing our revenues in the face of increasing competition while improving our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our SG&A expenses over a higher sales base. We believe that our future success hinges on the ability of our sales representatives to foster loyal customer relationships. Only by better understanding and anticipating our customers’ IT needs will we strengthen customer loyalty, which we believe, will result in increased productivity of sales representatives and improved operating margins.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
March 31,	2007	2006
Net sales (in millions)	$398.2	$380.5

Net sales	100.0%	100.0%
Gross margin	12.5	12.2
Selling, general and administrative expenses	11.1	11.0
Special charges	—	0.3
Income from operations	1.4	0.9

Our year-over-year increase in sales in the first quarter of 2007 resulted primarily from sales growth in our SMB segment, with only modest sales growth experienced in the Large Account and Public Sector segments.

Our operating margins increased year over year in the first quarter of 2007 primarily due to our improvement in operating expenses and special charges. Gross margins benefited in the first quarter of 2007 from our recording of substantially all vendor consideration as a reduction to cost of inventory purchases. As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of inventory purchases rather than a reduction of advertising expense. Accordingly, we recorded approximately $1.9 million of additional consideration in the first quarter of 2007 as a reduction to cost of goods sold as compared to the first quarter of 2006, accounting for a 48 basis-point increase in both our gross margin and our SG&A costs as a percentage of net sales. The increase in gross margin from these vendor allowances was partially offset by lower invoice product margins in the first quarter of 2007 compared to the first quarter of 2006.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended
March 31,	2007	2006
Business Segment
SMB	59%	58%
Large Account	28	28
Public Sector	13	14

Total	100%	100%

Product Mix
Notebooks and PDAs	19%	17%
Desktops/Servers	14	15
Storage Devices	9	9
Software	12	13
Net/Com Products	7	8
Printers and Printer Supplies	11	10
Videos, Imaging, and Sound	12	12
Memory and System Enhancements	5	5
Accessories/Other	11	11

Total	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2007	2006
Business Segment
SMB	13.5%	13.4%
Large Account	10.8	10.5
Public Sector	11.8	10.7
Total	12.5%	12.2%

Consolidated gross profit dollars increased for the first quarter of 2007 by $3.5 million compared to first quarter of 2006, due to increases in both net sales and gross profit margins. Gross margin increased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to the recording of approximately $1.9 million of vendor consideration as a reduction to cost of sales, as discussed above. These vendor allowances, which accounted for a 48 basis-point increase in consolidated gross margin as a percentage of sales, were partly offset by lower invoice product margins in the first quarter of 2007 compared to the first quarter of 2006.

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

	Three Months Ended
March 31,	2007	2006
Purchasing/Distribution Center	0.70%	0.71%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended
March 31,	2007	2006
Personnel costs	$29.8	$29.3
Advertising, net	4.6	2.2
Facilities operations	2.3	2.3
Credit card fees	2.0	1.9
Depreciation and amortization	1.9	1.7
Professional fees	1.0	1.5
Bad debts	0.3	0.7
Other, net	2.3	2.4

Total	$44.2	$42.0

Percentage of net sales	11.1%	11.0%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. The year-over-year increase in personnel costs resulted primarily from additional staffing at our Texas sales office that we opened in February 2006. The increase in net advertising expense in the first quarter of 2007 was attributable in large part to the approximately $1.9 million of vendor consideration discussed above which previously would have offset net advertising expense. Lower bad debt expense and professional fees partly offset increased personnel costs and net advertising expense.

Year-Over-Year Comparisons

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$234.0	58.8%	$219.1	57.6%	6.8%
Large Account	110.3	27.7	108.4	28.5	1.8
Public Sector	53.9	13.5	53.0	13.9	1.7

Total	$398.2	100.0%	$380.5	100.0%	4.7%

Gross Profit:
SMB	$31.6	13.5%	$29.3	13.4%	7.8%
Large Account	11.9	10.8	11.4	10.5	4.4
Public Sector	6.4	11.8	5.7	10.7	12.3

Total	$49.9	12.5%	$46.4	12.2%	7.5%

Net sales for the first quarter of 2007 increased compared to the first quarter of 2006, as explained below:

•

Net sales for our SMB segment increased year over year in the first quarter of 2007 due to our growth in corporate outbound sales. Our SMB outbound sales representatives increased corporate sales by 11% year over year in the first quarter of 2007. We believe such growth is attributable to our sales representatives’ efforts to foster loyal customer relationships and add new business accounts, as well as the contributions of our business development managers and technical support specialists, who partner with sales representatives. Decreased consumer sales, however, mitigated overall SMB growth, reflecting our increased focus on more diverse marketing strategies and programs designed to reach our business customers. Sales representatives for our SMB segment totaled 445 at March 31, 2007, a decrease from 452 at March 31, 2006.

•

Net sales for our Large Account segment increased modestly year over year. We experienced pent-up demand in the first quarter of 2006 due to the Amherst transaction and certain project roll-outs with a number of key accounts in that quarter. Sales representatives for our Large Account segment totaled 79 at March 31, 2007, a decrease from 90 at March 31, 2006.

•

Net sales for our Public Sector segment in the first quarter of 2007 increased 1.7% from the first quarter of 2006 as management focused on higher-margin sales opportunities during the first quarter of 2007. Sales growth in the Public Sector was also limited by an increase in net agency sales, which result in lower sales levels but high gross margins. Sales representatives for our Public Sector segment totaled 116 at March 31, 2007, an increase from 108 at March 31, 2006.

Gross profit for the first quarter of 2007 increased compared to the first quarter of 2006 in both dollars and as a percentage of sales, in all three segments, as explained below:

•

Gross profit for our SMB segment increased in the first quarter of 2007 compared to the first quarter of 2006 due to increases in both sales and gross profit margins. Gross profit margins benefited from the increased vendor consideration recorded as a reduction to cost of sales, as discussed earlier. Lower invoice product margins in the first quarter of 2007 partly offset the additional vendor consideration.

•

Gross profit for our Large Account segment in the first quarter of 2007 increased compared to the first quarter of 2006 due to increases in both sales and gross profit margins. Gross margins increased year over year compared to the first quarter of 2006 due to higher customer invoice margins, increase in higher margin service billings, and increased vendor consideration, offset partly by lower net software agency sales in the first quarter of 2007.

•

Gross profit for our Public Sector segment in the first quarter of 2007 increased compared to the first quarter of 2006 due to higher net agency sales, increased focus on achieving higher customer invoice margins, and increased vendor consideration recorded as an offset to cost of sales, as discussed earlier.

Selling, general and administrative expenses in the first quarter of 2007 increased in dollars and as a percentage of sales compared to the first quarter of 2006.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended March 31,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$28.9	12.4%	$26.6	12.1%	8.6%
Large Account	6.7	6.1	6.8	6.3	(0.1)
Public Sector	8.6	16.0	8.6	16.1	—

Total	$44.2	11.1%	$42.0	11.0%	5.2%

•

SG&A expenses for our SMB segment in the first quarter of 2007 increased in dollars and were higher as a percentage of net sales year over year. This increase was due primarily to the increase in net advertising expense resulting from the recording of substantially all vendor allowances as a reduction to cost of sales, as discussed earlier. Incremental 2007 personnel and facilities expenses associated with our call center in Texas were partially offset by lower bad debt expense and professional fees.

•

SG&A expenses for our Large Account segment in the first quarter of 2007 were comparable to the first quarter of 2006 and decreased year over year as a percentage of net sales, due to the increase in sales. Decreased personnel and facility expenses in the first quarter of 2007 were generally offset by increased other operating expenses compared to the first quarter of 2006.

•

SG&A expenses for our Public Sector segment in the first quarter of 2007 were comparable in both dollars and as a percentage of net sales to the first quarter of 2006. Increased net advertising expense in the first quarter of 2007, resulting from additional vendor consideration recorded as a reduction to cost of sales, was offset by lower bad debt expense and decreased professional fees compared to the first quarter of 2006.

We did not record any special charges in the first quarter of 2007. In the first quarter of 2006, we recorded a charge of $371 related to the temporary retention of certain facilities subsequent to our Amherst transaction. We also recorded in the first quarter of 2006 a charge of $520 related to management restructuring costs, classified as workforce reductions in the table below. A roll forward of liabilities related to special charges is shown below (in thousands of dollars).

Workforce Reductions
Balance December 31, 2006	$185
Charges	—
Cash payments	(185)

Liabilities at March 31, 2007	$—

Liabilities are included in accrued expenses and other liabilities on the balance sheet and no amount is due as of March 31, 2007.

Income from operations for the first quarter of 2007 increased by $2.1 million to $5.7 million compared to $3.6 million in the first quarter of 2006. Income from operations as a percentage of net sales increased to 1.4% for the first quarter of 2007 compared to 0.9% for the first quarter of 2006. Our operating income increased year over year in both dollars and as a percentage of sales in the first quarter of 2007 primarily due to improvement in operating expenses and special charges.

Interest expense for the first quarter of 2007 decreased because we did not have any borrowings against our bank line of credit during the first quarter of 2007, whereas our borrowings outstanding averaged $22.5 million during the first quarter of 2006.

Our effective tax rate was 40.8% for the first quarter of 2007 and 42.0% for the first quarter of 2006. Our tax rate for the first quarter of 2007 was favorably impacted by the consolidated filing of certain state income tax returns, which we initiated in the third quarter of 2006.

Net income for the first quarter of 2007 increased to $3.4 million compared to $1.7 million for the first quarter of 2006, principally as a result of the increase in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business.

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

•	Cash on Hand. At March 31, 2007, we had approximately $24.7 million in unrestricted accounts.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of March 31, 2007, our $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $70.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate needing any additional sources of financing to fund our operations, if demand for information technology products declines, our cash flows from operations may be substantially affected. See also related risks listed below under Item 1A, “Risk Factors.”

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2007	2006
Net cash provided by operating activities	$5.9	$5.0
Net cash used for investing activities	(1.4)	(1.6)
Net cash provided by (used for) financing activities	2.6	(5.0)

Increase (decrease) in cash and cash equivalents	$7.1	$(1.6)

Cash provided by operating activities increased in the first quarter of 2007 compared to the first quarter of 2006. Cash flow from operations for the first quarter of 2007 resulted primarily from net income before depreciation and amortization, decreases in accounts receivable and inventory, offset partially by a decrease in accounts payable. Inventory decreased by $2.0 million from December 31, 2006 due to improved inventory management. Inventory turns improved to 21 turns for the first quarter of 2007 from 20 turns for the first quarter of 2006. Accounts receivable decreased by $23.9 million from December 31, 2006 levels despite year-over-year increased sales in 2007 due to improved collection efforts. Days sales outstanding, or DSOs, improved to 42 days for the first quarter of 2007, compared to 45 days for the prior year period. Cash flow from operations for the first quarter of 2006 resulted primarily from net income before depreciation, decreases in inventory and accounts receivable, offset partly by a decrease in accounts payable.

At March 31, 2007, we had $89.1 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This balance includes $18.6 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities in the three months ended March 31, 2007 and 2006 include our capital expenditures in the periods presented, primarily for computer equipment and capitalization of internally-developed software. We expect total capital expenditures in 2007 to be between $8.0 million and $10.0 million.

Cash provided by (used for) financing activities in the three months ended March 31, 2007 benefited from proceeds of $2.5 million from the issuance of common stock options under employee stock plans. Cash used for financing activities in the three months ended March 31, 2006 related primarily to our $4.8 million paydown of borrowings on our bank line of credit.

Debt Instruments, Contractual Agreements, and Related Covenants

Below is a summary of certain provisions of our credit facilities and other contractual obligations. It is qualified in its entirety by the terms of the actual agreements, which are on file with the Securities and Exchange Commission. For more information about the restrictive covenants in our debt instruments and inventory financing agreements, see “Factors Affecting Sources of Liquidity.” For more information about our obligations, commitments, and contingencies, see our condensed consolidated financial statements and the accompanying notes included in this quarterly report.

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (8.25% at March 31, 2007). In addition, we have the option to increase the facility by an additional $20.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest expense, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for durations of one, two, three, four, or six months. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. The entire $50 million facility was available for borrowing at March 31, 2007.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $18.6 million as of March 31, 2007, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations. We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since we filed that report.

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2012 and 2013, respectively. These agreements, which grant us various marketing rights and seating arrangements, require payments aggregating $1.9 million in 2007 and annual payments aggregating from $0.3 million to $1.1 million per year beginning in 2008.

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

Our actual funded debt ratio at March 31, 2007 was 0.0 to 1.0, as no borrowings were outstanding against our credit facility during the first quarter of 2007.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2006 (loss quarters not counted). Such amount was calculated at March 31, 2007 as $158.6 million. Our actual consolidated stockholders’ equity at March 31, 2007 was $203.3 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $5 million of the formula availability which must be held in reserves. As of March 31, 2007, the entire $50.0 million facility was available for borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of applying FIN 48 was $346 and was recorded as an adjustment reducing the January 1, 2007 balance of retained earnings. See Note 7 “Income Taxes.”

Effective January 1, 2007, we adopted the additional disclosure provisions of EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 permits the presentation of these taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). We classify sales taxes on a net basis in our income statements. Adoption of EITF No. 06-03 did not have an effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 159 to have a material impact on our results of operation or financial position.

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, except as to FIN 48 as described above.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate and Euro dollar rates. We had no borrowings outstanding pursuant to our credit agreement as of March 31, 2007. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, we did not make use of our bank line of credit during the first quarter of 2007, and as noted above, had no borrowings outstanding at March 31, 2007. Accordingly, a change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes one revised risk factor (“We acquire products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business”) that reflects developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

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

Despite our August 2004 award of an authorization to sell to the federal government under a new General Services Administration, or GSA, schedule, our sales to federal government entities may not regain prior years’ sales levels, which would negatively impact our business.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 71% of our total product purchases in each of the three months ended March 31, 2007 and 2006, respectively. Among these five vendors, purchases from Ingram represented 25% and 27% of our total product purchases in the three months ended March 31, 2007 and 2006, respectively. Purchases from Tech Data comprised 17% and 19% of our total product purchases in the three months ended March 31, 2007 and 2006, respectively. Purchases from HP represented 15% of our total product purchases in each of the three months ended March 31, 2007 and 2006, respectively. No other vendor supplied more than 10% of our total product purchases in the three months ended March 31, 2007 and 2006, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at March 31, 2007 was $89.1 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

Some product manufacturers either do not permit us to sell the full line of their products or limit the number of product units available to direct marketers such as PC Connection, Inc. An element of our business strategy is to continue increasing our participation in first-to-market purchase opportunities. The availability of certain desired products, especially in the direct marketing channel, has been constrained in the past. We could experience a material adverse effect to our business if we are unable to source first-to-market purchase or similar opportunities, or if we face the reemergence of significant availability constraints.

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

Many of our customers elect to have their purchases shipped by an interstate common carrier, such as DHL Worldwide Express, United Parcel Service, or FedEx Corporation. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

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

Moreover, due to our presence on various forms of electronic media and other operational factors, our contacts with many states may exceed the limited contacts involved in the Supreme Court case. We cannot predict the level of contacts that is sufficient to permit a state to impose on us a sales or use tax collection obligation. Two of our competitors have elected to collect sales and use taxes in all states. If the Supreme Court changes its position, or if legislation is passed to overturn the Supreme Court’s decision, or if a court were to determine that our contacts with a state exceed the constitutionally permitted contacts, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses to us, could result in tax liability for past sales as well as price increases to our customers, and could reduce demand for our product.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 64% of the outstanding shares of our common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table provides information about our purchases during the quarter ended March 31, 2007 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
01/01/07–01/31/07	—	—	—	$12,714,000
02/01/07–02/28/07	—	—	—	$12,714,000
03/01/07–03/31/07	—	—	—	$12,714,000
Total	—	—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 5—Other Information

On May 12, 2007, the following promotions and increases in executive officer compensation became effective: Timothy McGrath was promoted to Executive Vice President, Enterprise Group, and his annual base salary was increased from $400,000 to $440,000. Jack Ferguson was promoted to Executive Vice President, Treasurer, and Chief Financial Officer, and his annual base salary was increased from $280,000 to $310,000. As executive vice presidents, Mr. McGrath and Mr. Ferguson will participate in the Executive Bonus Plan at correspondingly higher rates as described below. The annual base salary of David Beffa-Negrini, Senior Vice President, Corporate Marketing and Creative Services, was increased from $200,000 to $220,000.

On April 20, 2007, the Board of Directors of PC Connection, Inc. approved an Executive Bonus Plan for 2007. This plan replaces in its entirety the Executive Bonus Plan previously adopted on May 12, 2006. The Executive Bonus Plan rewards executive management for achieving specified operating expense reduction and net income targets and meeting individual performance goals. The Chief Executive Officer and Executive Vice Presidents are each eligible to earn 50% of base salary upon achieving 90% of specified targets, up to 170% of base salary for exceeding such targets. The other executive officers are each eligible to earn 25% of base salary upon achieving 90% of specified targets, up to 85% of base salary for exceeding such targets. The Board may distribute any earned bonus under the plan with cash, stock options, or restricted stock, or a combination of the foregoing, to meet its goals for short and long-term incentives.

Item 6—Exhibits

Exhibit Number	Description
15 *	Letter on unaudited interim financial information.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: May 15, 2007	By:	/s/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: May 15, 2007	By:	/s/ JACK FERGUSON
Jack Ferguson
Senior Vice President, Treasurer, and
Chief Financial Officer