Form 10-Q
period 2007-06-30
PC CONNECTION INC
filed 2007-08-10
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of July 27, 2007 was 26,824,301.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 10, 2007

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,466	$17,582
Accounts receivable, net	169,303	170,222
Inventories—merchandise	75,242	69,407
Deferred income taxes	4,493	3,837
Income taxes receivable	797	627
Prepaid expenses and other current assets	3,642	3,882

Total Current Assets	270,943	265,557
Property and equipment, net	19,749	19,542
Goodwill	56,867	56,867
Other intangibles, net	3,827	4,363
Other assets	390	355

Total Assets	$351,776	$346,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$490	$464
To third party	182	395
Accounts payable	100,809	110,977
Accrued expenses and other liabilities	19,028	17,389
Accrued payroll	7,838	9,367

Total Current Liabilities	128,347	138,592
Capital lease obligation, less current maturities:
To affiliate	4,585	4,836
Other liabilities	2,488	—
Deferred income taxes	7,087	6,352

Total Liabilities	142,507	149,780

Stockholders’ Equity:
Common stock	272	269
Additional paid-in capital	93,107	89,537
Retained earnings	118,113	109,321
Treasury stock at cost	(2,223)	(2,223)

Total Stockholders’ Equity	209,269	196,904

Total Liabilities and Stockholders’ Equity	$351,776	$346,684

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$441,122	$408,094	$839,302	$788,572
Cost of sales	387,082	357,351	735,347	691,411

Gross profit	54,040	50,743	103,955	97,161
Selling, general and administrative expenses	45,005	44,534	89,198	86,489
Special charges	—	450	—	1,341

Income from operations	9,035	5,759	14,757	9,331
Interest expense	(242)	(437)	(450)	(1,081)
Other, net	260	(15)	461	(4)

Income before taxes	9,053	5,307	14,768	8,246
Income tax provision	(3,300)	(2,196)	(5,630)	(3,429)

Net income	$5,753	$3,111	$9,138	$4,817

Weighted average common shares outstanding:
Basic	26,798	25,283	26,740	25,271

Diluted	26,995	25,396	27,002	25,372

Earnings per common share:
Basic	$.21	$.12	$.34	$.19

Diluted	$.21	$.12	$.34	$.19

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007

(Unaudited)

(amounts in thousands)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2007	26,862	$269	$89,537	$109,321	(352)	$(2,223)	$196,904
Cumulative effect of change in accounting principle	—	—	—	(346)	—	—	(346)
Stock compensation expense	—	—	(23)	—	—	—	(23)
Exercise of stock options, including income tax benefits	304	3	3,459	—	—	—	3,462
Issuance of stock under Employee Stock Purchase Plan	10	—	134	—	—	—	134
Net income	—	—	—	9,138	—	—	9,138

Balance—June 30, 2007	27,176	$272	$93,107	$118,113	(352)	$(2,223)	$209,269

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$9,138	$4,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,472	3,456
Provision for doubtful accounts	894	1,752
Deferred income taxes	79	1,267
Loss on disposal of fixed assets	8	63
Stock compensation expense	(23)	202
Excess tax benefit from exercise of stock options	(358)	—
Income tax benefit from exercise of stock options	918	17
Changes in assets and liabilities:
Accounts receivable	25	(1,142)
Inventories	(5,835)	7,721
Prepaid expenses and other current assets	70	799
Other non-current assets	(35)	7
Accounts payable	(10,168)	(17,723)
Accrued expenses and other liabilities	2,252	4,185

Net cash provided by operating activities	437	5,421

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,151)	(4,647)
Proceeds from sale of property and equipment	—	20

Net cash used for investing activities	(3,151)	(4,627)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	1,461	244,402
Repayment of short-term borrowings	(1,461)	(246,377)
Repayment of capital lease obligations	(438)	(406)
Exercise of stock options	2,544	227
Excess tax benefit from exercise of stock options	358	—
Issuance of stock under Employee Stock Purchase Plan	134	120

Net cash provided by (used for) financing activities	2,598	(2,034)

Decrease in cash and cash equivalents	(116)	(1,240)
Cash and cash equivalents, beginning of period	17,582	9,770

Cash and cash equivalents, end of period	$17,466	$8,530

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three and six months ended June 30, 2007 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2007.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by manufacturers directly to our customers and receive agency fees for

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

such transactions. We do not take title to the products in these transactions, title is passed directly from the supplier to our customer.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor consideration adjustments, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in selling, general and administrative, or SG&A, expenses. Total direct operating expenses relating to these functions included in SG&A expenses for the periods reported are shown below:

	Three Months Ended	Six Months Ended
June 30, 2007	$2,728	$5,516
June 30, 2006	2,708	5,406

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

Gross advertising allowances received from vendors were $8,316 and $8,425 for the three months ended June 30, 2007 and 2006, respectively. We classified $8,316 and $6,503 of these allowances as offsets to cost of sales or inventory for the three months ended June 30, 2007 and 2006, respectively. Gross advertising allowances received from vendors were $15,884 and $15,645 for the six months ended June 30, 2007 and 2006, respectively. We classified $15,884 and $11,833 of these allowances as offsets to cost of sales or inventory for the six months ended June 30, 2007 and 2006, respectively. As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of inventory purchases rather than a reduction of advertising expense.

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

June 30, 2007
Goodwill	$56,867
Trademarks	1,190

Intangible assets subject to amortization at June 30, 2007 consisted of customer lists of $2,370 and a licensing agreement of $267 (net of accumulated amortization of $2,851 and $208, respectively). Intangible assets subject to amortization at December 31, 2006 consisted of customer lists of $2,846 and a licensing agreement of $327 (net of accumulated amortization of $2,374 and $148, respectively). For the three-month periods ended June 30, 2007 and 2006, we recorded amortization expenses of $268 and $268, respectively. For the six-month periods ended June 30, 2007 and 2006, we recorded amortization expenses of $536 and $529, respectively.

The estimated amortization expense for each of the four succeeding years and thereafter is as follows:

For the Year Ended December 31,
2007	$536	(A)
2008	1,071
2009	942
2010	88
2011 and thereafter	—

(A)	Represents estimated amortization expense for the six months ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying condensed consolidated financial statements. Actual results could differ from those estimates.

Share-Based Compensation

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), or SFAS 123(R), using the modified prospective application method. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that such services are performed in its consolidated financial statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates. See Note 10, “Stockholders’ Equity and Share-Based

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Compensation” of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006, to review the effect of adoption of SFAS 123(R) on our financial statements.

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to restricted stock and options outstanding to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2007	2006	2007	2006
Numerator:
Net income	$5,753	$3,111	$9,138	$4,817

Denominator:
Denominator for basic earnings per share	26,798	25,283	26,740	25,271
Dilutive effect of employee equity awards	197	113	262	101

Denominator for diluted earnings per share	26,995	25,396	27,002	25,372

Earnings per share:
Basic	$.21	$.12	$.34	$.19

Diluted	$.21	$.12	$.34	$.19

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 and 2006 because the exercise prices of these options were generally greater than the average market price of common stock during the respective periods:

	Three Months Ended		Six Months Ended
June 30,	2007	2006	2007	2006
Anti-dilutive stock options	207	3,797	209	4,038

Note 3—Recently Issued Accounting Standards

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of applying FIN 48 was $346 and was recorded as an adjustment reducing the January 1, 2007 balance of retained earnings. See Note 7, “Income Taxes.”

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

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2007 and 2006 is shown below:

	Three Months Ended June 30, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$231,935	$133,602	$75,585	$—	$441,122
Transfers between segments	73,041	—	—	(73,041)	—

Net Sales	$304,976	$133,602	$75,585	$(73,041)	$441,122

Operating income before allocations	$14,438	$7,810	$3,598	$(16,811)	$9,035
Allocations	(13,080)	20	(3,751)	16,811	—

Operating income (loss)	$1,358	$7,830	$(153)	$—	$9,035
Interest and other—net	2	22	(6)	—	18

Income (loss) before taxes	$1,360	$7,852	$(159)	$—	$9,053

Selected Operating Expenses:
Depreciation and amortization	$1,259	$296	$29	$—	$1,584

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$215,108	$128,333	$64,653	$—	$408,094
Transfers between segments	67,325	—	—	(67,325)	—

Net Sales	$282,433	$128,333	$64,653	$(67,325)	$408,094

Operating income before allocations	$14,491	$7,007	$1,459	$(17,198)	$5,759
Allocations	(13,121)	(202)	(3,875)	17,198	—

Operating income (loss)	$1,370	$6,805	$(2,416)	$—	$5,759
Interest and other—net	(334)	21	(139)	—	(452)

Income (loss) before taxes	$1,036	$6,826	$(2,555)	$—	$5,307

Selected Operating Expenses:
Depreciation and amortization	$1,380	$353	$25	$—	$1,758
Special Charges	—	—	450	—	450

	Six Months Ended June 30, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$465,868	$243,917	$129,517	$—	$839,302
Transfers between segments	125,926	—	—	(125,926)	—

Net Sales	$591,794	$243,917	$129,517	$(125,926)	$839,302

Operating income before allocations	$30,359	$13,349	$4,798	$(33,749)	$14,757
Allocations	(26,331)	(230)	(7,188)	33,749	—

Operating income (loss)	$4,028	$13,119	$(2,390)	$—	$14,757
Interest and other—net	(16)	41	(14)	—	11

Income (loss) before taxes	$4,012	$13,160	$(2,404)	$—	$14,768

Selected Operating Expenses:
Depreciation and amortization	$2,730	$685	$57	$—	$3,472

Balance Sheet Data:
Total assets	$237,433	$143,752	$66,503	$(95,912)	$351,776
Goodwill	1,173	48,060	7,634	—	56,867

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

	Six Months Ended June 30, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Eliminations	Consolidated
Sales to external customers	$434,229	$236,695	$117,648	$—	$788,572
Transfers between segments	120,894	—	—	(120,894)	—

Net Sales	$555,123	$236,695	$117,648	$(120,894)	$788,572

Operating income before allocations	$30,686	$11,774	$2,596	$(35,725)	$9,331
Allocations	(27,532)	(434)	(7,759)	35,725	—

Operating income (loss)	$3,154	$11,340	$(5,163)	$—	$9,331
Interest and other—net	(840)	39	(284)	—	(1,085)

Income (loss) before taxes	$2,314	$11,379	$(5,447)	$—	$8,246

Selected Operating Expenses:
Depreciation and amortization	$2,682	$711	$63	$—	$3,456
Special Charges	998	9	334	—	1,341
Balance Sheet Data:
Total assets	$235,141	$146,020	$66,555	$(119,483)	$328,233
Goodwill	1,173	48,060	7,634	—	56,867

The operating costs of corporate headquarters functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. These functions include finance, human resources, information systems, purchasing and distribution, and senior management expenses. We report these charges to the above segments as “Allocations.” Interest and other expense is charged to the segments, based on the actual costs incurred by each segment, net of interest and other income generated. The amount shown above representing total assets eliminated consists of inter-segment receivables, resulting primarily from inter-segment sales and transfers reported above and from inter-segment service charges. Our capital expenditures are primarily comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures by segment.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Net sales by business segment and product mix are presented below:

	Three Months Ended		Six Months Ended
June 30,	2007	2006	2007	2006
Segment (excludes transfers between segments)
SMB	$231,935	$215,108	$465,868	$434,229
Large Account	133,602	128,333	243,917	236,695
Public Sector	75,585	64,653	129,517	117,648

Total	441,122	408,094	839,302	788,572

Product Mix
Notebooks and PDAs	$72,374	$73,377	$146,017	$137,920
Desktop/Servers	62,479	55,893	120,007	112,388
Storage Devices	39,649	34,170	74,457	68,088
Software	56,205	51,656	104,491	99,579
Net/Com Products	35,630	32,946	65,449	62,799
Printers and Printer Supplies	41,743	40,684	83,396	80,718
Video, Imaging, and Sound	59,146	51,403	107,247	98,271
Memory and System Enhancements	24,032	19,892	43,981	38,748
Accessories/Other	49,864	48,073	94,257	90,061

Total	$441,122	$408,094	$839,302	$788,572

Substantially all of our net sales for the six months ended June 30, 2007 and 2006 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at June 30, 2007 and December 31, 2006 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three and six months ended June 30, 2007 and 2006. Net sales to the federal government accounted for $18,356, or 4.2% of total net sales for the three months ended June 30, 2007, and $13,053, or 3.2% of total net sales for the three months ended June 30, 2006. Net sales to the federal government accounted for $31,649, or 3.8% of total net sales for the six months ended June 30, 2007, and $25,903, or 3.3% of total net sales for the six months ended June 30, 2006.

Note 5—Share Based Compensation

The terms and conditions of outstanding awards previously granted are more fully described in Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. We did not grant any equity awards in the three and six months ended June 30, 2007.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Note 6—Special Charges

We did not record any special charges in the six months ended June 30, 2007. In the six months ended June 30, 2006, we recorded a charge of $450 related to our review of a 2003 contract cancellation by the General Services Administration (“GSA”) and a charge of $371 related to the temporary retention of facilities subsequent to our purchase of certain assets of Amherst Technologies, LLC (“Amherst transaction”). We also recorded a charge of $520 in the six months ended June 30, 2006 related to management restructuring costs, classified as workforce reductions in the table below.

A roll forward of special charges for the six months ended June 30, 2007 is shown below.

Workforce Reductions
Balance December 31, 2006	$185
Charges	—
Cash payments	(185)

Liabilities at June 30, 2007	$—

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

We have elected to continue our historic treatment for interest and penalties, recognizing potential interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. Pursuant to our adoption of FIN 48, $711 and $236 of this liability as of January 1, 2007 related to interest and penalties, respectively. During the six months ended June 30, 2007, we recognized an additional $319 liability for unrecognized income tax positions relating to tax positions taken in the current and prior periods. Of this amount, $162 relates to additional interest and

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

penalties associated with unrecognized tax benefits for total interest and penalties at June 30, 2007 of $1,109. As of June 30, 2007, unrecognized tax benefits of $1,794 would favorably affect our effective tax rate, if recognized.

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

Note 9—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $20,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (8.25% at June 30, 2007). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for durations of one, two, three, four, or six months. The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at June 30, 2007 was 0.0 to 1.0 as our average borrowings during the three months ended June 30, 2007, were not material. The entire $50,000 facility was available for borrowing at June 30, 2007. The credit facility matures on June 29, 2008, at which time amounts outstanding become due.

At June 30, 2007, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions up to an aggregate amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At June 30, 2007 and December 31, 2006, accounts payable included $13,465 and $17,421, respectively, owed to these financial institutions.

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

OVERVIEW

We are a national direct marketer and procurement service provider of a wide range of IT products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories, that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of configuration, installation, repair, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government entities and educational institutions, or Public Sector, through our GovConnection subsidiary.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
June 30,	2007	2006	2007	2006
Net sales (in millions)	$441.1	$408.1	$839.3	$788.6

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	12.3	12.4	12.4	12.3
Selling, general and administrative expenses	10.3	10.9	10.6	10.9
Special charges	—	0.1	—	0.2
Income from operations	2.0%	1.4%	1.8%	1.2%

Our year-over-year increase in sales in the three and six months ended June 30, 2007, resulted from sales growth in all three segments.

Gross margins benefited in the 2007 periods from our recording of substantially all vendor consideration as a reduction to cost of inventory purchases. As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of inventory purchases rather than a reduction of advertising expense. Accordingly, this additional consideration in the three and six months ended June 30, 2007, accounted for 22 and 39 basis-point increases, respectively, in gross margin and in SG&A expenses as a percentage of net sales, compared to the prior year periods. The increase in gross margin from these vendor allowances was offset by lower invoice product margins in the three and six months ended June 30, 2007, compared to the corresponding prior year periods.

Our operating margins increased year over year in the three and six months ended June 30, 2007, due to reductions in operating expenses and special charges.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Six Months Ended
June 30,	2007	2006	2007	2006
Business Segment
SMB	53%	53%	56%	55%
Large Account	30	31	29	30
Public Sector	17	16	15	15

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	16%	18%	17%	18%
Desktop/Servers	14	14	14	14
Storage Devices	9	8	9	9
Software	13	13	13	13
Net/Com Products	8	8	8	8
Printers and Printer Supplies	10	10	10	10
Videos, Imaging, and Sound	13	12	13	12
Memory and System Enhancements	6	5	5	5
Accessories/Other	11	12	11	11

Total	100%	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2007	2006	2007	2006
Business Segment
SMB	13.3%	13.8%	13.4%	13.6%
Large Account	11.3	10.7	11.1	10.6
Public Sector	10.8	11.3	11.2	11.0
Total	12.3%	12.4%	12.4%	12.3%

Consolidated gross profit dollars increased by $3.3 million for the second quarter of 2007 from the second quarter of 2006 and increased by $6.8 million for the six months ended June 30, 2007, over the prior year period.

The year-over-year dollar increases in three- and six-month periods ended June 30, 2007, were due to increased net sales and, as discussed above, additional vendor consideration recorded as a reduction to cost of sales. Lower customer invoice product margins were partly offset by increased sales of higher margin services and by increased agency fees for Microsoft enterprise software agreement renewals.

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

	Three Months Ended		Six Months Ended
June 30,	2007	2006	2007	2006
Purchasing/Distribution Center	0.62%	0.66%	0.66%	0.69%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
June 30,	2007	2006	2007	2006
Personnel costs	$29.8	$29.5	$59.6	$58.9
Advertising, net	5.1	3.6	9.7	5.8
Facilities operations	2.2	2.3	4.6	4.5
Credit card fees	2.0	1.8	4.0	3.8
Depreciation and amortization	1.6	1.8	3.5	3.5
Bad debts	0.4	0.6	0.6	1.4
Other, net	3.9	4.9	7.2	8.6

Total	$45.0	$44.5	$89.2	$86.5

Percentage of net sales	10.3%	10.9%	10.6%	10.9%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. The increase in net advertising expense in the three- and six-month periods ended June 30, 2007, was attributable in large part to the additional vendor consideration discussed above, which previously would have offset net advertising expense. The year-over-year decrease in other costs is attributable primarily to decreases in compliance expense in the three and six months ended June 30, 2007.

Year-Over-Year Comparisons

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$231.9	52.6%	$215.1	52.7%	7.8%
Large Account	133.6	30.3	128.3	31.4	4.1
Public Sector	75.6	17.1	64.7	15.9	16.8

Total	$441.1	100.0%	$408.1	100.0%	8.1%

Gross Profit:
SMB	$30.8	13.3%	$29.6	13.8%	4.1%
Large Account	15.1	11.3	13.8	10.7	9.4
Public Sector	8.1	10.8	7.3	11.3	11.0

Total	$54.0	12.3%	$50.7	12.4%	6.5%

Net sales for the second quarter of 2007 increased compared to the second quarter of 2006, as explained by the following:

•

Net sales for our SMB segment increased due to a 14% growth in corporate outbound sales compared to the prior year quarter. We believe such growth is attributable to the success of our sales representatives in acquiring a greater share of customers’ IT purchasing. Decreased consumer sales during the second quarter of 2007 dampened overall SMB sales growth, reflecting our continued focus on more diverse marketing strategies and programs designed to reach our business customers. Sales representatives for our SMB segment totaled 439 at June 30, 2007, compared to 465 at June 30, 2006.

•

Net sales for our Large Account segment increased modestly year over year reflecting the moderate growth experienced in the large enterprise market during the second quarter of 2007. Sales representatives for our Large Account segment totaled 74 at June 30, 2007, compared to 88 at June 30, 2006.

•

Net sales for our Public Sector segment increased due to increased sales made under recently awarded federal and state government contracts, as well as the acquisition of new accounts. Sales representatives for our Public Sector segment totaled 112 at June 30, 2007, compared to 106 at June 30, 2006.

Gross profit for the second quarter of 2007 increased compared to the second quarter of 2006 in dollars but decreased as a percentage of sales as explained by the following:

•

Gross profit for our SMB segment increased due to an increase in sales, partially offset by a decrease in gross profit margins. Lower invoice product margins and additional costs associated with certain customer rebate programs in the second quarter of 2007 offset the additional vendor consideration discussed earlier.

•

Gross profit for our Large Account segment increased due to increases in both sales and gross profit margins. Gross profit margins increased year over year by 56 basis points as a percentage of net sales. Increased product margins and service revenues contributed to higher gross margins in this segment.

•

Gross profit for our Public Sector segment increased due to increased sales, partly offset by a decrease in gross profit margins. Decreased agency fees were partly offset by higher invoice product margins in this segment.

Selling, general and administrative expenses increased slightly for the second quarter of 2007 but decreased as a percentage of sales as compared to the second quarter of 2006.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$29.5	12.7%	$28.3	13.2%	4.2%
Large Account	7.2	5.4	6.9	5.4	4.3
Public Sector	8.3	11.0	9.3	14.4	(10.8)

Total	$45.0	10.3%	$44.5	10.9%	1.1%

•

SG&A expenses for our SMB segment increased in dollars primarily due to increased net advertising expense resulting from the recording of substantially all vendor allowances as a reduction to cost of sales, as discussed earlier.

•

SG&A expenses for our Large Account segment increased in dollars in the second quarter of 2007 but were level as a percentage of net sales compared to the prior year quarter. The dollar increase resulted primarily from incremental sales compensation and other operating costs associated with higher sales levels.

•

SG&A expenses for our Public Sector segment decreased in both dollars and as a percentage of net sales in the second quarter of 2007. The year-over-year decreases are attributable to a decrease in compliance expense and lower personnel cost in the second quarter of 2007 compared to the prior year quarter.

We did not record any special charges in the three months ended June 30, 2007. In the three months ended June 30, 2006, we recorded a charge of $0.5 million related to our review of a 2003 contract cancellation by the GSA. Liabilities related to special charges are included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2006.

Income from operations increased by $3.2 million to $9.0 million for the second quarter of 2007 from $5.8 million for the second quarter of 2006. Income from operations as a percentage of net sales increased to 2.0% for the second quarter of 2007 from 1.4% for the second quarter of 2006. Improved expense leverage and cost reductions in the second quarter of 2007 accounted for the improvement in SG&A as a percentage of net sales as compared to the second quarter of 2006.

Interest expense decreased due to lower average borrowings outstanding in the second quarter of 2007 as compared to the second quarter of 2006.

Our effective tax rate was 36.5% for the second quarter of 2007 and 41.4% for the second quarter of 2006. The year-over-year decrease in effective tax rate was due to a prior year state income tax settlement in the second quarter of 2007.

Net income increased to $5.8 million for the second quarter of 2007 from $3.1 million for the second quarter of 2006, principally as a result of the increase in income from operations and the decrease in the effective tax rate.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$465.9	55.5%	$434.2	55.1%	7.3%
Large Account	243.9	29.1	236.7	30.0	3.0
Public Sector	129.5	15.4	117.7	14.9	10.0

Total	$839.3	100.0%	$788.6	100.0%	6.4%

Gross Profit:
SMB	$62.4	13.4%	$59.1	13.6%	5.6%
Large Account	27.0	11.1	25.1	10.6	7.6
Public Sector	14.6	11.3	13.0	11.0	12.3

Total	$104.0	12.4%	$97.2	12.3%	7.0

Net sales for the six months ended June 30, 2007 increased compared to the six months ended June 30, 2006, in all three segments, as explained by the following:

•

Net sales for our SMB segment increased due to our 13% growth in corporate outbound sales compared to the comparable prior year period. We believe such growth is attributable to sales representatives’ success in acquiring a greater share of customers’ IT purchasing. Decreased consumer sales during the first half of 2007 dampened overall SMB sales growth, reflecting our continued focus on more diverse marketing strategies and programs designed to reach our business customers. Sales representatives for our SMB segment totaled 439 at June 30, 2007, compared to 465 at June 30, 2006.

•

Net sales for our Large Account segment increased modestly year over year. We experienced pent-up demand in the first quarter of 2006 due to the Amherst transaction which limited year-over-year growth in the first half of 2007. Sales representatives for our Large Account segment totaled 74 at June 30, 2007, compared to 88 at June 30, 2006.

•

Net sales for our Public Sector segment increased due to increased sales made under recently awarded federal and state government contracts, as well as the acquisition of new accounts. Sales representatives for our Public Sector segment totaled 112 at June 30, 2007, compared to 106 at June 30, 2006.

Gross profit for the six months ended June 30, 2007 increased in dollars in all three segments compared to the six months ended June 30, 2006, as explained by the following:

•

Gross profit for our SMB segment increased due to increased sales and to additional vendor consideration recorded as a reduction to cost of sales, as discussed earlier. Lower invoice product margins and additional costs associated with certain customer rebate programs in the first half of 2007 offset this additional vendor consideration.

•

Gross profit for our Large Account segment increased due to increases in both sales and gross profit margins. Gross profit margins increased year over year by 46 basis points as a percentage of net sales, as increased product margins, service revenues, and net software agency fees contributed to higher gross margins in this segment.

•	Gross profit for our Public Sector segment increased due to increased sales and to additional vendor consideration recorded as an offset to cost of sales, as discussed earlier.

Selling, general and administrative expenses increased for the six months ended June 30, 2007, but decreased as a percentage of sales as compared to the six months ended June 30, 2006.

SG&A expenses attributable to our operating segments are summarized below (dollars in millions):

	Six Months Ended June 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$58.4	12.5%	$54.9	12.6%	6.4%
Large Account	13.9	5.7	13.8	5.8	0.7
Public Sector	16.9	13.1	17.8	15.1	(5.1)

Total	$89.2	10.6%	$86.5	10.9%	3.1%

•

SG&A expenses for our SMB segment increased in dollars primarily due to increased net advertising expense resulting from the recording of substantially all vendor allowances as a reduction to cost of sales, as discussed earlier.

•	SG&A expenses for our Large Account segment in dollars and as a percentage of net sales were largely level in the first half of 2007 compared to the prior year quarter.

•

SG&A expenses for our Public Sector segment decreased in both dollars and as a percentage of net sales in the first half of 2007. The year-over-year decreases are attributable to a decrease in compliance expense and lower personnel costs in the first half of 2007 compared to the first half of 2006.

We did not record any special charges in the six months ended June 30, 2007. In the six months ended June 30, 2006, we recorded a charge of $0.5 million related to our review of a 2003 contract cancellation by the GSA. We also recorded a charge of $0.4 million related to the temporary retention of certain Amherst Technologies facilities and a charge of $0.5 million related to management restructuring costs, classified as workforce reductions in the table below. A roll forward of special charges for the period presented is shown below (in thousands of dollars).

Workforce Reductions
Balance December 31, 2006	$185
Charges	—
Cash payments	(185)

Liabilities at June 30, 2007	$—

Liabilities related to special charges are included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2006.

Income from operations increased by $5.5 million to $14.8 million for the six months ended June 30, 2007, from $9.3 million for the six months ended June 30, 2006. Income from operations as a percentage of net sales increased year over year to 1.8% for the first half of 2007 from 1.2% for the first half of 2006. This increase was attributable to reductions in operating expenses and special charges as discussed above.

Interest expense decreased due to lower average borrowings outstanding in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

Our effective tax rate was 38.2% for the six months ended June 30, 2007, and 41.6% for the six months ended June 30, 2006. The year-over-year decrease in effective tax rate was due primarily to a prior year state income tax settlement in the six months ended June 30, 2007. Additionally, in 2006 state tax losses of certain subsidiaries were not offsettable against state tax profits of other subsidiaries.

Net income increased to $9.1 million for the six months ended June 30, 2007, from $4.8 million for the six months ended June 30, 2006, principally as a result of the increase in income from operations and the decrease in the effective tax rate.

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

•	Cash on Hand. At June 30, 2007, we had approximately $17.5 million in unrestricted accounts.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of June 30, 2007, our entire $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $70.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2007	2006
Net cash provided by operating activities	$0.4	$5.4
Net cash used for investing activities	(3.1)	(4.6)
Net cash provided by (used for) financing activities	2.6	(2.0)

Decrease in cash and cash equivalents	$(0.1)	$(1.2)

Cash provided by operating activities decreased in the first half of 2007 compared to the first half of 2006. Cash flow from operations for the six months ended June 30, 2007, resulted primarily from net income before depreciation and amortization, offset largely by an increase in inventory and a decrease in accounts payable. Inventory increased by $5.8 million from December 31, 2006, due to higher levels of inventory staged for planned customer roll-outs at June 30, 2007, as compared to the December 31, 2006 balance. Inventory turns were 22 turns for the second quarter of 2007, compared to 23 turns for the second quarter of 2006. Accounts receivable decreased by $0.9 million from December 31, 2006 levels, due to improved collection efforts. Days sales outstanding improved to 42 days for the second quarter of 2007, compared to 44 days for the prior year period. Cash flow from operations for the six months ended June 30, 2006 resulted primarily from net income before depreciation and amortization and a decrease in inventory, offset partly by a decrease in accounts payable.

At June 30, 2007, we had $100.8 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This balance includes $13.5 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities in the six months ended June 30, 2007 and 2006 include our capital expenditures in the periods presented, primarily for computer equipment and capitalization of internally-developed software. We expect total capital expenditures in 2007 to be between $6.0 million and $8.0 million.

Cash provided by financing activities in the six months ended June 30, 2007 benefited from proceeds of $2.5 million from the exercise of common stock options under employee stock plans. Cash used for financing activities in the six months ended June 30, 2006, related primarily to our $2.0 million paydown of borrowings on our bank line of credit.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (8.25% at June 30, 2007). In addition, we have the option to increase the facility by an additional $20.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest expense, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for durations of one, two, three, four, or six months. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. The entire $50 million facility was available for borrowing at June 30, 2007.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $13.5 million as of June 30, 2007, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at June 30, 2007 was 0.0 to 1.0, as average borrowings outstanding against our credit facility during the first half of 2007 were not material.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2006 (loss quarters not counted). Such amount was calculated at June 30, 2007 as $161.5 million. Our actual consolidated stockholders’ equity at June 30, 2007 was $209.3 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables, less $5 million of the formula availability which must be held in reserves. As of June 30, 2007, the entire $50.0 million facility was available for borrowings.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate and Euro dollar rates. We had no borrowings outstanding pursuant to our credit agreement as of June 30, 2007. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, no borrowings were outstanding at June 30, 2007, and the average borrowings during the three and six months ended June 30, 2007 were not material. Accordingly, a change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	changes in the overall level of economic activity;

•	the condition of the personal computer industry in general;

•	changes in the level of business investment in information technology products;

•	shifts in customer demand for hardware and software products;

•	variations in levels of competition;

•	industry shipments of new products or upgrades;

•	fluctuations in response rates;

•	changes in vendor distribution of products;

•	fluctuations in postage, paper, shipping, and printing costs and in merchandise returns;

•	adverse weather conditions that affect response, distribution, or shipping; and

•	changes in our product offerings.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 71% and 70% of our total product purchases in each of the six months ended June 30, 2007 and 2006, respectively. Among these five vendors, purchases from Ingram represented 25% and 27% of our total product purchases in the six months ended June 30, 2007 and 2006, respectively. Purchases from Tech Data comprised 17% and 18% of our total product purchases in the six months ended June 30, 2007 and 2006, respectively. Purchases from HP represented 14% and 15% of our total product purchases in the six months ended June 30, 2007 and 2006, respectively. No other vendor supplied more than 10% of our total product purchases in the six months ended June 30, 2007 and 2006, respectively. If we are unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at June 30, 2007 was $100.8 million.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table provides information about purchases by the Company during the quarter ended June 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
04/01/07–04/30/07	—	—	—	$12,714,000
05/01/07–05/31/07	—	—	—	$12,714,000
06/01/07–06/30/07	—	—	—	$12,714,000
Total	—	—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 4—Submission of Matters to a Vote of Security Holders

At the 2007 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on June 7, 2007, the following matters were acted upon by the stockholders of the Company:

1.	The election of six Directors.

2.	The approval of the 2007 Stock Incentive Plan.

3.	The ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of common stock issued, outstanding, and eligible to vote as of the record date of April 10, 2007 was 26,801,771. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

1.	Election of Directors:

Nominees	Votes For	Votes Withheld
Patricia Gallup	19,586,057	4,612,547
David Hall	19,585,917	4,612,687
Bruce Barone	23,101,996	1,096,608
David Beffa-Negrini	23,096,396	1,102,208
Joseph Baute	19,586,451	4,612,153
Donald Weatherson	22,107,453	2,091,151

2.	2007 Stock Incentive Plan

Votes For	Votes Against	Votes Abstain
21,952,676	531,911	15,272

3.	Ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year:

Votes For	Votes Against	Votes Abstain
24,122,531	67,318	2,434

Item 6—Exhibits

Exhibit Number	Description
10.1	2007 Stock Incentive Plan, incorporated by reference to our definitive proxy statement filed on April 30, 2007.

10.2*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.

10.3*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.

10.4*	Form of Restricted Stock Agreement for 2007 Stock Incentive Plan.

15 *	Letter on unaudited interim financial information.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: August 10, 2007	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date:August 10, 2007	By:	/S/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer