Form 10-Q
period 2007-09-30
PC CONNECTION INC
filed 2007-11-13
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of November 9, 2007 was 26,857,770.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I    FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 3 to the condensed consolidated interim financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, Accounting for Income Taxes.”

DELOITTE & TOUCHE LLP

Boston, Massachusetts

November 12, 2007

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,685	$17,582
Accounts receivable, net	187,020	170,222
Inventories—merchandise	75,537	69,407
Deferred income taxes	4,403	3,837
Income taxes receivable	675	627
Prepaid expenses and other current assets	3,578	3,882

Total current assets	294,898	265,557
Property and equipment, net	20,319	19,542
Goodwill	56,867	56,867
Other intangibles, net	3,559	4,363
Other assets	264	355

Total Assets	$375,907	$346,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$504	$464
To third party	73	395
Accounts payable	117,013	110,977
Accrued expenses and other liabilities	18,527	17,389
Accrued payroll	7,874	9,367

Total current liabilities	143,991	138,592
Capital lease obligation to affiliate, less current maturities	4,453	4,836
Other liabilities	2,883	—
Deferred income taxes	7,430	6,352

Total Liabilities	158,757	149,780

Stockholders’ Equity:
Common stock	272	269
Additional paid-in capital	93,145	89,537
Retained earnings	125,798	109,321
Treasury stock at cost	(2,065)	(2,223)

Total Stockholders’ Equity	217,150	196,904

Total Liabilities and Stockholders’ Equity	$375,907	$346,684

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$456,470	$415,213	$1,295,772	$1,203,785
Cost of sales	398,940	364,070	1,134,287	1,055,481

Gross profit	57,530	51,143	161,485	148,304
Selling, general and administrative expenses	45,572	43,291	134,770	129,780
Special charges	—	1,050	—	2,391

Income from operations	11,958	6,802	26,715	16,133
Interest expense	(218)	(394)	(668)	(1,475)
Other, net	192	38	653	34

Income before taxes	11,932	6,446	26,700	14,692
Income tax provision	(4,247)	(2,058)	(9,877)	(5,487)

Net income	$7,685	$4,388	$16,823	$9,205

Weighted average common shares outstanding:
Basic	26,814	25,446	26,765	25,330

Diluted	27,017	25,667	27,009	25,459

Earnings per common share:
Basic	$.29	$.17	$.63	$.36

Diluted	$.28	$.17	$.62	$.36

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2007

(Unaudited)

(amounts in thousands)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Treasury Shares
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2007	26,862	$269	$89,537	$109,321	(352)	$(2,223)	$196,904
Cumulative effect of change in accounting principle	—	—	—	(346)	—	—	(346)
Stock compensation expense	—	—	202	—	—	—	202
Exercise of stock options, including income tax benefits	305	3	3,430	—	—	—	3,433
Issuance of stock under Employee Stock Purchase Plan	10	—	134	—	—	—	134
Nonvested stock awards	—	—	(158)	—	25	158	—
Net income	—	—	—	16,823	—	—	16,823

Balance—September 30, 2007	27,177	$272	$93,145	$125,798	(327)	$(2,065)	$217,150

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$16,823	$9,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,158	5,227
Provision for doubtful accounts	1,482	2,094
Deferred income taxes	512	1,536
Loss on disposal of fixed assets	53	63
Stock compensation expense	202	277
Excess tax benefit from exercise of stock options	(359)	(1)
Income tax benefit from exercise of stock options	889	231
Changes in assets and liabilities:
Accounts receivable	(18,280)	1,415
Inventories	(6,130)	6,945
Prepaid expenses and other current assets	256	1,142
Other non-current assets	91	36
Accounts payable	6,036	(14,723)
Accrued expenses and other liabilities	2,182	5,533

Net cash provided by operating activities	8,915	18,980

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,184)	(6,401)
Proceeds from sale of property and equipment	—	20

Net cash used for investing activities	(5,184)	(6,381)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	3,313	317,280
Repayment of short-term borrowings	(3,313)	(330,159)
Repayment of capital lease obligations	(665)	(614)
Exercise of stock options	2,544	2,822
Excess tax benefit from exercise of stock options	359	1
Issuance of stock under Employee Stock Purchase Plan	134	120

Net cash provided by (used for) financing activities	2,372	(10,550)

Increase in cash and cash equivalents	6,103	2,049
Cash and cash equivalents, beginning of period	17,582	9,770

Cash and cash equivalents, end of period	$23,685	$11,819

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three and nine months ended September 30, 2007 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2007.

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

	Three Months Ended	Nine Months Ended
September 30, 2007	$2,862	$8,378
September 30, 2006	2,760	8,166

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

Gross advertising allowances received from vendors were $8,753 and $8,660 for the three months ended September 30, 2007 and 2006, respectively. We classified $8,753 and $6,938 of these allowances as offsets to cost of sales or inventory for the three months ended September 30, 2007 and 2006, respectively. Gross advertising allowances received from vendors were $24,637 and $24,305 for the nine months ended September 30, 2007 and 2006, respectively. We classified $24,637 and $18,771 of these allowances as offsets to cost of sales or inventory for the nine months ended September 30, 2007 and 2006, respectively.

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

September 30, 2007
Goodwill	$56,867
Trademarks	1,190

Intangible assets subject to amortization at September 30, 2007 consisted of customer lists of $2,131 and a licensing agreement of $238 (net of accumulated amortization of $3,089 and $237, respectively). Intangible assets subject to amortization at December 31, 2006 consisted of customer lists of $2,846 and a licensing agreement of $327 (net of accumulated amortization of $2,374 and $148, respectively). For each of the three-month periods ended September 30, 2007 and 2006, we recorded amortization expenses of $268. For the nine-month periods ended September 30, 2007 and 2006, we recorded amortization expenses of $804 and $797, respectively.

The estimated amortization expense for each of the four succeeding years and thereafter is as follows:

For the Year Ended December 31,
2007	$268	(A)
2008	1,071
2009	942
2010	88
2011 and thereafter	—

(A)	Represents estimated amortization expense for the three months ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying condensed consolidated financial statements. Actual results could differ from those estimates.

Share-Based Compensation

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment,” or SFAS 123(R), using the modified prospective application method. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees and recognize that cost adjusted for forfeitures over the period that such services are performed in its consolidated financial statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates. See Note 5, “Share-Based Compensation” of this Quarterly Report on Form 10-Q to review the effect of adoption of SFAS 123(R) on our financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to nonvested shares and options outstanding to purchase common stock under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2007	2006	2007	2006
Numerator:
Net income	$7,685	$4,388	$16,823	$9,205

Denominator:
Denominator for basic earnings per share	26,814	25,446	26,765	25,330
Dilutive effect of equity awards	203	221	244	129

Denominator for diluted earnings per share	27,017	25,667	27,009	25,459

Earnings per share:
Basic	$.29	$.17	$.63	$.36

Diluted	$.28	$.17	$.62	$.36

The following unexercised stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 because the exercise prices of these options were generally greater than the average market price of common stock during the respective periods:

	Three Months Ended		Nine Months Ended
September 30,	2007	2006	2007	2006
Anti-dilutive stock options	296	1,526	238	1,924

Note 3—Recently Issued Accounting Standards

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

Effective January 1, 2007, we adopted the additional disclosure provisions of EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). EITF 06-03 permits the presentation of these taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). We classify sales taxes on a net basis in our income statements, and accordingly the adoption of EITF 06-03 did not have an effect on our financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 159 to have a material impact on our results of operation or financial position.

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

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers; the “Large Account” segment, which serves medium-to-large corporations; and the “Public Sector” segment, which serves federal, state, and local government entities and educational institutions—together with our Headquarters/Other group that supports our operating segments.

In the third quarter of 2007, we revised the reporting of operating segments to reflect the basis for making operating decisions and assessing performance. Under this revised reporting structure, logistics and centralized headquarters functions that were formerly provided by the SMB segment to the Public Sector and Large Account segments were separated from the SMB segment. The logistics functions include purchasing, distribution, and fulfillment services to support all three sales segments, and costs and intercompany charges associated with the logistics function are allocated to operating segments based on utilization by those segments. The centralized headquarters functions provide services in areas such as finance, human services, information technology, legal, communications, and marketing. Most of the operating costs associated with the corporate headquarters functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. Certain of the headquarters costs relating to executive oversight functions no longer being allocated to the operating segments are included under the heading of “Headquarters/Other” in the tables below.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

We have restated the prior year segment information to conform to our revised segment reporting structure. Net sales represent net sales to external customers. Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2007 and 2006 is shown below:

	Three Months Ended September 30, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$234,850	$130,027	$91,593		$456,470

Operating income (loss) before allocations	$17,764	$7,821	$4,028	$(17,655)	$11,958
Allocations	(9,403)	(439)	(3,080)	12,922	—

Operating income (loss)	$8,361	$7,382	$948	$(4,733)	$11,958
Interest and other—net	27	(16)	(20)	(17)	(26)

Income (loss) before taxes	$8,388	$7,366	$928	$(4,750)	$11,932

	Three Months Ended September 30, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$221,330	$113,690	$80,193		$415,213

Operating income (loss) before allocations	$14,860	$6,393	$2,586	$(17,037)	$6,802
Allocations	(11,788)	(207)	(3,967)	15,962	—

Operating income (loss)	$3,072	$6,186	$(1,381)	$(1,075)	$6,802
Interest and other—net	(1)	20	3	(378)	(356)

Income (loss) before taxes	$3,071	$6,206	$(1,378)	$(1,453)	$6,446

Selected Operating Expenses:
Special charges	—	—	$1,050	—	$1,050

	Nine Months Ended September 30, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$700,718	$373,944	$221,110		$1,295,772

Operating income (loss) before allocations	$48,123	$21,170	$8,826	$(51,404)	$26,715
Allocations	(30,356)	(669)	(8,775)	39,800	—

Operating income (loss)	$17,767	$20,501	$51	$(11,604)	$26,715
Interest and other—net	29	25	(29)	(40)	(15)

Income (loss) before taxes	$17,796	$20,526	$22	$(11,644)	$26,700

Balance Sheet Data:
Total assets	$151,690	$159,754	$48,097	$16,366	$375, 907
Goodwill	1,173	48,060	7,634	—	56,867

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

	Nine Months Ended September 30, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$655,559	$350,385	$197,841		$1,203,785

Operating income (loss) before allocations	$45,546	$18,167	$5,182	$(52,762)	$16, 133
Allocations	(34,204)	(641)	(10,293)	45,138	—

Operating income (loss)	$11,342	$17,526	$(5,111)	$(7,624)	$16, 133
Interest and other—net	5	59	(45)	(1,460)	(1,441)

Income (loss) before taxes	$11,347	$17,585	$(5,156)	$(9,084)	$14,692

Selected Operating Expenses:
Special charges	$44	$9	$1,384	$954	$2,391

Balance Sheet Data:
Total assets	$153,956	$154,582	$39,522	$(18,738)	$329, 322
Goodwill	1,173	48,060	7,634	—	56,867

As noted earlier, under this revised reporting structure, logistics and corporate headquarters functions were separated from the SMB reporting segment and are reported above under the Headquarters/Other group. Most of the operating costs associated with these functions are charged to the reportable operating segments based on their estimated usage. We report these charges to the above segments as “Allocations.” Interest and other expense is charged to the segments, based on the actual costs incurred by each segment, net of interest and other income generated.

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, and goodwill and other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $72,299 and $100,326 for the nine months ended September 30, 2007 and 2006, respectively. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, capital expenditures and depreciation expense are immaterial on a segment basis.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Net sales by business segment and product mix are presented below:

	Three Months Ended		Nine Months Ended
September 30,	2007	2006	2007	2006
Segment
SMB	$234,850	$221,330	$700,718	$655,559
Large Account	130,027	113,690	373,944	350,385
Public Sector	91,593	80,193	221,110	197,841

Total	$456,470	$415,213	$1,295,772	$1,203,785

Product Mix
Notebooks and PDAs	$71,730	$72,123	$217,747	$210,043
Desktop/Servers	65,776	56,545	185,783	168,933
Storage Devices	41,233	34,508	115,690	102,596
Software	58,104	51,692	162,595	151,271
Net/Com Products	37,924	34,610	103,373	97,409
Printers and Printer Supplies	43,449	43,535	126,845	124,253
Video, Imaging, and Sound	65,236	57,250	172,483	155,521
Memory and System Enhancements	20,460	19,028	64,441	57,776
Accessories/Other	52,558	45,922	146,815	135,983

Total	$456,470	$415,213	$1,295,772	$1,203,785

Substantially all of our net sales for the nine months ended September 30, 2007 and 2006 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 2% in each of those respective periods. All of our assets at September 30, 2007 and December 31, 2006 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local governmental agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three and nine months ended September 30, 2007 and 2006. Net sales to the federal government accounted for $26,753, or 5.9%, of total net sales for the three months ended September 30, 2007, and $21,666, or 5.2%, of total net sales for the three months ended September 30, 2006. Net sales to the federal government accounted for $58,402, or 4.5%, of total net sales for the nine months ended September 30, 2007, and $47,569, or 4.0%, of total net sales for the nine months ended September 30, 2006.

Note 5—Share Based Compensation

On January 1, 2006, we adopted SFAS 123(R) which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost adjusted for forfeitures over the period that such services are performed. We recognize share-based compensation as a component of SG&A expense. Total share-based compensation for the periods reported is shown below:

	Three Months Ended		Nine Months Ended
September 30,	2007	2006	2007	2006
Share-based compensation	$225	$75	$202	$277

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

For the nine months ended September 30, 2007, share-based compensation included a $167 benefit as a result of equity award forfeitures related to the resignation of a former executive.

Effective July 2007, our Board of Directors approved the award of stock options and nonvested shares to certain executives under our 1997 Amended and Restated Stock Incentive Plan (“1997 Plan”). We granted the stock options at exercise prices equal to the market price of our common stock on the date of the grants. No other equity awards were made in the nine months ended September 30, 2007.

The following table is a summary of the July 2007 awards made under the 1997 Plan:

	2007 Grants
	Shares	Fair Value
Stock options	190	$1,475
Nonvested shares	25	$328

The fair value of the nonvested share awards is determined by the market price of our common stock on the date of the grant. We used the Black-Scholes option valuation model to assess the grant date fair value of the stock option awards and elected to value each grant as a single award. The application of this model requires certain key input assumptions, including expected volatility, option term, and risk-free interest rates. Expected volatility is based on the historical volatility of our common stock. The expected term of options is estimated using the historical option exercise behavior of employees and directors. The risk-free interest rate is based on U.S. Treasury yield rates with maturities approximating the expected term of each option grant. The key weighted-average assumptions we used to apply this pricing model were as follows:

2007 Awards
Risk-free interest rates	4.87%
Volatility	62.9%
Expected term of option grants	5.3 years
Dividend yield	0%

We have historically settled stock option exercises with newly issued common shares and expect to continue this practice. The following table summarizes our stock option exercises in the nine months ended September 30, 2007 and 2006:

Nine Months Ended September 30,	2007	2006
Options exercised	305	413
Cash proceeds from exercised options	$2,545	$2,822
Intrinsic value of exercised options	$2,419	$615

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

The following table sets forth our stock option activity for the nine months ended September 30, 2007:

	Option Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,239	$11.61

Granted	190	13.13	$7.76
Exercised	(305)	8.35
Forfeited or expired	(210)	15.19

Outstanding, September 30, 2007	914	$12.19		6.21	$3,052

Vested and expected to vest	784	$12.75		5.81	$2,541

Exercisable, September 30, 2007	502	$14.51		4.10	$1,643

Unrecognized compensation cost related to the unvested portion of outstanding stock options as of September 30, 2007 was $2,215 and is expected to be recognized over a weighted-average period of approximately 2.3 years.

As stated above, we awarded nonvested shares in the nine months ended September 30, 2007 to an executive officer under our 1997 Plan. We are recognizing expense associated with this stock award ratably over the vesting periods. Recipients of nonvested shares possess the rights of shareholders, including voting rights and the right to receive dividends.

The following table summarizes the status of our nonvested shares as of September 30, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	10	$9.92
Granted	25	13.13
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2007	35	$12.21

Unrecognized compensation costs related to the nonvested portion of outstanding nonvested shares as of September 30, 2007 was $370 and is expected to be recognized over a weighted-average period of approximately 1.8 years.

Note 6—Special Charges

We did not record any special charges in the nine months ended September 30, 2007. In the nine months ended September 30, 2006, we recorded a charge of $1,500 related to our settlement with the Department of

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Justice on our 2003 General Services Administration (“GSA”) audit matter and a charge of $371 related to the temporary retention of facilities subsequent to our purchase of certain assets of Amherst Technologies, LLC (“Amherst transaction”). We also recorded a charge of $520 in the nine months ended September 30, 2006 related to management restructuring costs, classified as workforce reductions in the table below.

A roll forward of special charges for the nine months ended September 30, 2007 is shown below.

Workforce Reductions
Balance December 31, 2006	$185
Charges	—
Cash payments	(185)

Liabilities at September 30, 2007	$—

The liability at December 31, 2006 is included in accrued expenses and other liabilities on the consolidated balance sheet.

Note 7—Income Taxes

We file one consolidated United States federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions in which we file. We have been notified that an Internal Revenue Service audit of the 2005 tax year will commence.

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

We have elected to continue our historic treatment for interest and penalties, recognizing potential interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. Pursuant to our adoption of FIN 48, $711 and $236 of this liability as of January 1, 2007 related to interest and penalties, respectively. During the nine months ended September 30, 2007, we recognized an additional $414 liability for unrecognized income tax positions relating to tax positions taken in the current and prior periods. Of this amount, $218 relates to additional interest and penalties associated with unrecognized tax benefits for total interest and penalties at September 30, 2007 of $1,165. As of September 30, 2007, unrecognized tax benefits of $1,844 would favorably affect our effective tax rate, if recognized.

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

We are also subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A multi-state unclaimed property audit is in progress, and certain sales tax audits may be imminent. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Such outcome could have a material negative impact on our results of operations and financial condition. The unclaimed property audit is not expected to be concluded in 2007.

Note 9—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility, which was amended on October 15, 2007 and extended to five years, also gives us the option of increasing the borrowing amount by an additional $30,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (7.75% at September 30, 2007). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at September 30, 2007 was 0.0 to 1.0 as our average borrowings during the three months ended September 30, 2007, were not material. The entire $50,000 facility was available for borrowing at September 30, 2007. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At September 30, 2007, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions up to an aggregate amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At September 30, 2007 and December 31, 2006, accounts payable included $10,868 and $17,421, respectively, owed to these financial institutions.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
September 30,	2007	2006	2007	2006
Net sales (in millions)	$456.5	$415.2	$1,295.8	$1,203.8

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	12.6	12.3	12.5	12.3
Selling, general and administrative expenses	10.0	10.4	10.4	10.8
Special charges	—	0.3	—	0.2
Income from operations	2.6%	1.6%	2.1%	1.3%

Our year-over-year increase in sales in the three and nine months ended September 30, 2007, resulted from sales growth in all three segments.

Gross margins benefited in the three- and nine-month periods ended September 30, 2007, from our recording of substantially all vendor consideration as a reduction to cost of inventory purchases. As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of inventory purchases rather than a reduction of advertising expense. Accordingly, this additional consideration in the three and nine months ended September 30, 2007, accounted for 22 and 33 basis-point increases, respectively, in gross margin and in SG&A expenses as a percentage of net sales, compared to the prior year periods.

Our operating margins increased year over year in the three and nine months ended September 30, 2007, due primarily to reductions in operating expenses and special charges.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2007	2006	2007	2006
Business Segment
SMB	51%	53%	54%	55%
Large Account	29	28	29	29
Public Sector	20	19	17	16

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	16%	17%	17%	17%
Desktop/Servers	14	14	14	14
Storage Devices	9	8	9	9
Software	13	12	13	13
Net/Com Products	8	8	8	8
Printers and Printer Supplies	10	11	10	10
Videos, Imaging, and Sound	14	14	13	13
Memory and System Enhancements	4	5	5	5
Accessories/Other	12	11	11	11

Total	100%	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2007	2006	2007	2006
Business Segment
SMB	14.3%	13.3%	13.7%	13.5%
Large Account	11.5	11.4	11.2	10.9
Public Sector	9.8	10.8	10.6	11.0
Total	12.6%	12.3%	12.5%	12.3%

Consolidated gross profit dollars increased by $6.4 million for the third quarter of 2007 from the third quarter of 2006 and increased by $13.2 million for the nine months ended September 30, 2007, over the prior year period. The year-over-year dollar increases in the three- and nine-month periods ended September 30, 2007, were due to increased net sales and, as discussed above, additional vendor consideration recorded as a reduction to cost of sales. Increased higher-margin software agency fees were largely offset by lower back-end vendor rebates in the three- and nine-month periods ended September 30, 2007, compared to the prior year periods.

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

	Three Months Ended		Nine Months Ended
September 30,	2007	2006	2007	2006
Purchasing/Distribution Center	0.63%	0.66%	0.65%	0.68%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
September 30,	2007	2006	2007	2006
Personnel costs	$30.6	$28.8	$90.2	$87.7
Advertising, net	4.8	3.7	14.5	9.5
Facilities operations	2.3	2.4	6.8	6.9
Credit card fees	2.0	2.1	5.9	5.8
Depreciation and amortization	1.7	1.8	5.2	5.2
Bad debts	0.5	0.2	1.1	1.6
Other, net	3.7	4.3	11.1	13.1

Total	$45.6	$43.3	$134.8	$129.8

Percentage of net sales	10.0%	10.4%	10.4%	10.8%

Personnel costs continue to represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. The increase in net advertising expense in the three- and nine-month periods ended September 30, 2007, was attributable to the additional vendor consideration discussed above, which previously would have offset net advertising expense. The year-over-year decrease in other costs is attributable primarily to decreases in state tax and other compliance expense in the three- and nine-month periods ended September 30, 2007.

Year-Over-Year Comparisons

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2007		2006		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$234.9	51.4%	$221.3	53.3%	6.1%
Large Account	130.0	28.5	113.7	27.4	14.3
Public Sector	91.6	20.1	80.2	19.3	14.2

Total	$456.5	100.0%	$415.2	100.0%	9.9%

Gross Profit:
SMB	$33.6	14.3%	$29.4	13.3%	14.3%
Large Account	15.0	11.5	13.0	11.4	15.4
Public Sector	8.9	9.8	8.7	10.8	2.3

Total	$57.5	12.6%	$51.1	12.3%	12.5%

Net sales for the third quarter of 2007 increased compared to the third quarter of 2006, as explained by the following:

•

Net sales for our SMB segment increased due to a 16% growth in corporate outbound sales compared to the prior year quarter. We believe such growth is attributable to our sales representatives adding new customers and acquiring a greater share of existing customers’ IT purchases. Decreased consumer sales during the third quarter of 2007 dampened overall SMB sales growth, reflecting our continued focus on more diverse marketing strategies and programs designed to reach our business customers. Sales representatives for our SMB segment totaled 436 at September 30, 2007, compared to 483 at September 30, 2006.

•

Net sales for our Large Account segment increased year over year reflecting the success of this segment’s seasoned sales representatives in obtaining new customers and a greater share of existing customers’ business during the third quarter of 2007. Sales representatives for our Large Account segment totaled 106 at September 30, 2007, compared to 122 at September 30, 2006.

•

Net sales for our Public Sector segment increased due to sales made under recently awarded federal and higher education contracts. Sales representatives for our Public Sector segment totaled 112 at September 30, 2007, compared to 108 at September 30, 2006.

Gross profit for the third quarter of 2007 increased compared to the third quarter of 2006 in dollars and as a percentage of sales, as explained by the following:

•

Gross profit for our SMB segment increased due to larger net sales and improved gross profit margins. Gross profit margins improved by 100 basis points due to increased higher-margin agency fee revenues, as well as additional vendor consideration discussed earlier, during the third quarter of 2007 compared to the prior year period.

•

Gross profit for our Large Account segment increased primarily due to higher net sales in the third quarter of 2007. Increased invoice product margins was largely offset by reduced back-end vendor rebates in the third quarter of 2007 compared to the prior year period.

•

Gross profit for our Public Sector segment increased modestly due to greater net sales, as gross profit margins declined year over year in this segment. Decreases in both agency fees and invoice product margins offset lower freight costs in this segment.

Selling, general and administrative expenses increased for the third quarter of 2007 but decreased as a percentage of sales compared to the third quarter of 2006.

As discussed in Note 4—Segment and Related Disclosures, we revised in the third quarter of 2007 our reporting of operating segments to reflect the basis for making operating decisions and assessing performance. Under this revised reporting structure, logistics and centralized headquarters functions that were formerly provided by the SMB segment to the Public Sector and Large Account segments were separated from the SMB segment. The centralized headquarters functions provide services in areas such as finance, human services, information technology, legal, communications, and marketing. Most of the operating costs associated with the corporate headquarters functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. Certain of the headquarters costs relating to executive oversight functions no longer being allocated to the operating segments are included under the heading of “Headquarters/Other” in the table below.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Three Months Ended September 30,
	2007		2006		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$25.2	10.7%	$26.4	11.9%	(4.5)%
Large Account	7.6	5.8	6.8	6.0	11.8
Public Sector	8.0	8.7	9.0	11.2	(11.1)
Headquarters/Other	4.8		1.1

Total	$45.6	10.0%	$43.3	10.4%	5.3%

•

SG&A expenses for our SMB segment decreased in dollars and as a percentage of net sales in the third quarter of 2007 as a reduction in allocation expense of centralized headquarter services offset increased net advertising expense. The operating costs of corporate headquarters and other support functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. Net advertising expense increased due to our recording of substantially all vendor consideration as a reduction to inventory purchases, rather than a reduction of advertising expense, as discussed earlier.

•

SG&A expenses for our Large Account segment increased in dollars but decreased as a percentage of net sales in the third quarter of 2007 compared to the prior year quarter. The dollar increase resulted primarily from incremental sales compensation associated with higher sales levels.

•

SG&A expenses for our Public Sector segment decreased in both dollars and as a percentage of net sales in the third quarter of 2007. The year-over-year improvements are attributable to decreases in compliance expense, professional fees, and centralized headquarters expense allocation.

•

SG&A expenses for our Headquarters/Other group increased in dollars year over year as a result of changes in our allocation process, which led to certain headquarters costs relating to executive oversight functions no longer being allocated to the operating segments, as discussed above.

We did not record any special charges in the three months ended September 30, 2007. In the three months ended September 30, 2006, we recorded a charge of $1.1 million related to our settlement with the Department of Justice on our 2003 GSA audit matter. Liabilities related to special charges are included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2006.

Income from operations increased by $5.2 million to $12.0 million for the third quarter of 2007 from $6.8 million for the third quarter of 2006. Income from operations as a percentage of net sales increased to 2.6% for the third quarter of 2007 from 1.6% for the third quarter of 2006. Improved expense leverage and cost reductions in the third quarter of 2007 accounted for the improvement in operating income as a percentage of net sales as compared to the third quarter of 2006.

Interest expense decreased due to lower average borrowings outstanding in the third quarter of 2007 as compared to the third quarter of 2006.

Our effective tax rate was 35.6% for the third quarter of 2007 and 31.9% for the third quarter of 2006. The year-over-year increase in effective tax rate was the result of the low 2006 rate which was due to certain changes in our operations in the third quarter of 2006 that allowed us to adopt a consolidated tax filing status in certain states.

Net income increased to $7.7 million for the third quarter of 2007 from $4.4 million for the third quarter of 2006, principally because of the increase in income from operations.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2007		2006		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$700.7	54.1%	$655.6	54.5%	6.9%
Large Account	374.0	28.9	350.4	29.1	6.7
Public Sector	221.1	17.0	197.8	16.4	11.8

Total	$1,295.8	100.0%	$1,203.8	100.0%	7.6%

Gross Profit:
SMB	$96.0	13.7%	$88.5	13.5%	8.5%
Large Account	42.0	11.2	38.1	10.9	10.2
Public Sector	23.5	10.6	21.7	11.0	8.3

Total	$161.5	12.5%	$148.3	12.3%	8.9%

Net sales for the nine months ended September 30, 2007 increased compared to the nine months ended September 30, 2006, in all three segments, as explained by the following:

•

Net sales for our SMB segment increased due to our 14% growth in corporate outbound sales compared to the prior year period. We believe such growth is attributable to our sales representatives adding new customers and acquiring a greater share of customers’ IT purchases. Decreased consumer sales in the nine months ended September 30, 2007 dampened overall SMB sales growth, reflecting our continued focus on more diverse marketing strategies and programs designed to reach our business customers. Sales representatives for our SMB segment totaled 436 at September 30, 2007, compared to 483 at September 30, 2006.

•

Net sales for our Large Account segment increased year over year due to the success of this segment’s seasoned sales representatives in acquiring new customers and obtaining a greater share of existing customers’ IT business. Sales representatives for our Large Account segment totaled 106 at September 30, 2007, compared to 122 at September 30, 2006.

•

Net sales for our Public Sector segment increased due to increased sales made under recently awarded federal and higher education contracts, as well as the acquisition of new accounts. Sales representatives for our Public Sector segment totaled 112 at September 30, 2007, compared to 108 at September 30, 2006.

Gross profit for the nine months ended September 30, 2007 increased in dollars in all three segments compared to the nine months ended September 30, 2006, as explained by the following:

•

Gross profit for our SMB segment improved due to increased net sales and additional vendor consideration recorded as a reduction to cost of sales, as discussed earlier. Increased costs associated with certain customer rebate programs in the nine months ended September 30, 2007, partly offset this additional vendor consideration.

•

Gross profit for our Large Account segment increased due to larger net sales and improved gross profit margins. Gross margins improved year over year due to increased higher margin software agency fees and increased invoice product margins.

•	Gross profit for our Public Sector segment increased year over year due to larger net sales. Gross profit margins declined year over year as decreased vendor consideration offset lower freight costs.

Selling, general and administrative expenses increased for the nine months ended September 30, 2007, but decreased as a percentage of sales as compared to the nine months ended September 30, 2006. As discussed in Note 4—Segment and Related Disclosures, we revised in the third quarter of 2007 our reporting of operating segments to reflect the basis for making operating decisions and assessing performance. Under this revised reporting structure, logistics and centralized headquarters functions that were formerly provided by the SMB segment to the Public Sector and Large Account segments were separated from the SMB segment. The centralized headquarters functions provide services in areas such as finance, human services, information technology, legal, communications, and marketing. Certain of the headquarters costs relating to executive oversight functions no longer being allocated to the operating segments are included under the heading of “Headquarters/Other” in the table below.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2007		2006		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$78.2	11.2%	$76.2	11.6%	2.6%
Large Account	21.5	5.8	20.6	5.9	4.4
Public Sector	23.5	10.6	25.4	12.8	(7.5)
Headquarters/Other	11.6		7.6

Total	$134.8	10.4%	$129.8	10.8%	3.9%

•

SG&A expenses for our SMB segment increased in dollars primarily due to increased net advertising expense resulting from the recording of substantially all vendor allowances as a reduction to cost of sales, as discussed earlier. Lower compliance expense and reduced allocation of corporate headquarter services partly offset the increase in net advertising expense. The operating costs of corporate headquarters and other support functions are charged to the reportable operating segments based on their estimated usage of the underlying functions.

•

SG&A expenses for our Large Account segment increased in dollars but were largely level as a percentage of net sales primarily due to incremental sales compensation associated with higher sales levels in the nine months ended September 30, 2007, compared to the prior year period.

•

SG&A expenses for our Public Sector segment decreased in both dollars and as a percentage of net sales in the nine months ended September 30, 2007. The year-over-year improvements are attributable to decreased state compliance expense and professional fees, as well as a reduction of allocation to this segment of centralized headquarter functions.

•

SG&A expenses for our Headquarters/Other group increased in dollars year over year as a result of changes in our allocation process, which led to certain headquarters costs relating to executive oversight functions no longer being allocated to the operating segments, as discussed above.

We did not record any special charges in the nine months ended September 30, 2007. In the nine months ended September 30, 2006, we recorded a charge of $1.5 million related to our settlement with the Department of Justice on our 2003 GSA audit matter. We also recorded a charge of $0.4 million related to the temporary retention of certain Amherst Technologies facilities and a charge of $0.5 million related to management restructuring costs, classified as workforce reductions in the table below. A roll forward of special charges for the period presented is shown below (in thousands of dollars).

Workforce Reductions
Balance December 31, 2006	$185
Charges	—
Cash payments	(185)

Liabilities at September 30, 2007	$—

Liabilities related to special charges are included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2006.

Income from operations increased by $10.6 million to $26.7 million for the nine months ended September 30, 2007, from $16.1 million for the nine months ended September 30, 2006. Income from operations as a percentage of net sales increased year over year to 2.1% for the nine months ended September 30, 2007, from 1.3% for the nine months ended September 30, 2006. This increase was attributable to reductions in operating expenses and special charges as discussed above.

Interest expense decreased due to lower average borrowings outstanding in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Our effective tax rate was 37.0% for the nine months ended September 30, 2007, and 37.3% for the nine months ended September 30, 2006. The year-over-year decrease in effective tax rate was due primarily to a prior year state income tax settlement in the nine months ended September 30, 2007.

Net income increased to $16.8 million for the nine months ended September 30, 2007, from $9.2 million for the nine months ended September 30, 2006, principally because of the increase in income from operations.

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

•	Cash on Hand. At September 30, 2007, we had approximately $23.7 million in unrestricted accounts.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of September 30, 2007, our entire $50.0 million bank line of credit was available for borrowing. This line of credit, as amended on October 15, 2007, can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2007	2006
Net cash provided by operating activities	$8.9	$19.0
Net cash used for investing activities	(5.2)	(6.4)
Net cash provided by (used for) financing activities	2.4	(10.6)

Increase in cash and cash equivalents	$6.1	$2.0

Cash provided by operating activities decreased in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Cash flow from operations for the nine months ended September 30, 2007 resulted primarily from net income before depreciation and amortization, offset largely by an increase in inventory and a decrease in accounts payable. Inventory increased by $6.1 million from December 31, 2006, due to higher levels of inventory staged for planned customer roll-outs at September 30, 2007, as compared to the December 31, 2006 balance. Inventory turns were 22 turns for the third quarter of 2007, unchanged from the third quarter of 2006. Accounts receivable increased by $16.8 million from December 31, 2006 levels, primarily due to increased 2007 sales. Days sales outstanding increased to 45 days for the third quarter of 2007, compared to 43 days for the prior year period.

At September 30, 2007, we had $117.0 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This balance includes $10.9 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities in the nine months ended September 30, 2007 and 2006 include our capital expenditures in the periods presented, primarily for computer equipment and capitalization of internally-developed software. We expect total capital expenditures in 2007 to be between $6.0 million and $7.0 million.

Cash provided by financing activities in the nine months ended September 30, 2007 benefited from proceeds of $2.5 million from the exercise of common stock options under employee stock plans. Cash used for financing activities in the nine months ended September 30, 2006, related primarily to our $12.9 million paydown of borrowings on our bank line of credit.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (7.75% at September 30, 2007). In addition, we have the option to increase the facility, as amended on October 15, 2007, by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest expense, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. The entire $50 million facility was available for borrowing at September 30, 2007.

This facility, which, as amended, matures in October 2012, operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings under the line are classified as current.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $10.9 million as of September 30, 2007, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2012 and 2013, respectively. These agreements, which grant us various marketing rights and seating arrangements, required payments aggregating $1.9 million in 2007, which we have made, and require annual payments aggregating from $0.3 million to $1.1 million per year beginning in 2008.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at September 30, 2007 was 0.0 to 1.0, as average borrowings outstanding against our credit facility during the first nine months of 2007 were not material.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2006 (loss quarters not counted). Such amount was calculated at September 30, 2007 as $165.3 million. Our actual consolidated stockholders’ equity at September 30, 2007 was $217.2 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of September 30, 2007, the entire $50.0 million facility was available for borrowings.

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

Effective January 1, 2007, we adopted the additional disclosure provisions of EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF 06-03 permits the presentation of these taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). We classify sales taxes on a net basis in our income statements, and accordingly the adoption of EITF 06-03 did not have an effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 159 to have a material impact on our results of operation or financial position.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate and Eurodollar rates. We had no borrowings outstanding pursuant to our credit agreement as of September 30, 2007. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, no borrowings were outstanding at September 30, 2007, and the average borrowings during the three and nine months ended September 30, 2007 were not material. Accordingly, a change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 66% and 68% of our total product purchases in each of the nine months ended September 30, 2007 and 2006, respectively. Among these five vendors, purchases from Ingram represented 24% and 25% of our total product purchases in the nine months ended September 30, 2007 and 2006, respectively. Purchases from HP represented 14% and 15% of our total product purchases in the nine months ended September 30, 2007 and 2006, respectively. Purchases from Tech Data comprised 13% and 17% of our total product purchases in the nine months ended September 30, 2007 and 2006, respectively. No other vendor supplied more than 10% of our total product purchases in the nine months ended September 30, 2007 and 2006, respectively. If we are unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at September 30, 2007 was $117.0 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table provides information about purchases by the Company during the quarter ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
07/01/07 – 07/31/07	—	—	—	$12,714,000
08/01/07 – 08/31/07	—	—	—	$12,714,000
09/01/07 – 09/30/07	—	—	—	$12,714,000
Total	—	—	—	$12,714,000

(1)	Our Board of Directors approved the repurchase by the Company of shares of its common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Item 6—Exhibits

Exhibit Number	Description
10.1*	Third Amendment, dated October 15, 2007, to the Second Amended and Restated Credit and Security Agreement by and among the Registrant and its subsidiaries, and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts, as lender and agent.

15 *	Letter on unaudited interim financial information.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: November 13, 2007	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: November 13, 2007	By:	/S/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer