Form 10-K
period 2007-12-31
PC CONNECTION INC
filed 2008-03-14
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 0-23827

PC CONNECTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0513618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rt. 101A, 730 Milford Road Merrimack, New Hampshire	03054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 683-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq Global Select Market

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

YES  ☐    NO  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 29, 2007, based on $13.24 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $125,937,278.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 3, 2008:

Class	Number of Shares
Common Stock, $.01 par value	26,835,704

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

GENERAL

We are a leading direct marketer of a wide range of information technology (“IT”) products and services, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (1) consumers and small- to medium-sized businesses, or SMB, through our PC Connection Sales subsidiaries, (2) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (3) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary. Our principal customers are SMBs (comprised of 20 to 1,000 employees), medium-to-large corporate accounts, and government and educational institutions. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, education, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media. We offer a broad selection of over 150,000 products targeted for business use at competitive prices, including products from Acer, Apple, Cisco Systems, Hewlett-Packard, IBM, Lenovo, Microsoft, Sony, Symantec, and Toshiba. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the VARBusiness 500 for each of the last seven years.

We believe that our consistent customer focus has also resulted in strong brand name recognition and a broad and loyal customer base. Approximately 87% of our net sales in the year ended December 31, 2007 were made to customers who had previously purchased products from us. We believe we also have strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

Our business-to-business marketing efforts are targeted to SMBs, government and educational institutions, and medium-to-large corporate accounts. As of December 31, 2007, we employed 692 sales representatives, including 176 new sales representatives with less than 12 months of outbound telemarketing experience with us. Sales representatives are responsible for managing corporate and public sector accounts and focus on outbound sales calls to prospective customers. We believe that increasing our sales representatives’ productivity is critical to our future success, and we have increased our investments in this area accordingly.

We publish several catalogs, including PC Connection®, focusing on PCs and compatible products, and MacConnection®, focusing on Apple personal computers and compatible products. We also issue, from time to time, specialty catalogs, including GovConnection catalogs directed to government and educational institutions. With concise product descriptions, relevant technical information, and illustrations, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software, and other related products. We distributed approximately 14 million catalogs in 2007.

We also market our products and services through our websites: www.pcconnection.com, www.macconnection.com, www.moredirect.com, and www.govconnection.com. Our websites provide customers and prospective customers with product information and enable customers to place electronic orders for products. For the fiscal year 2007, Internet sales processed directly online were $528.4 million, or 29.6% of net sales, compared to 31.4% in 2006.

Additional financial information regarding our business segments is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 14 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or the SEC. Such reports and information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains such reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We maintain a website with the address www.pcconnection.com. We are not including the information contained in our website as part of, or incorporating by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC.

MARKET AND COMPETITION

We generate approximately 54% of our sales from the SMB market, 29% from medium-to-large corporate accounts (Fortune 1000), and 17% from government agencies and educational organizations. We estimate the overall U.S. IT market that we serve to be in excess of $200 billion.

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

Intense competition for customers has led manufacturers of PCs and related products to use all available channels, including direct marketers, to distribute products. Certain manufacturers who have traditionally used resellers to distribute their products have established their own direct marketing operations, including sales through the Internet. Nonetheless, we believe that these manufacturers of PCs and related products will continue to provide us and other third-party direct marketers favorable product allocations and marketing support.

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

•

Offering a broad product selection at competitive prices.    We offer a wide assortment of IT products and solutions, including personal computers and related products and networking products, at competitive prices. Our merchandising programs feature products that provide customers with aggressive price and performance and the convenience of one-stop shopping for their personal computer and related needs.

•

Simplifying technology products procurement for corporate customers.    We offer Internet based procurement options that simplify the process and lower the cost of procurement for our customers. Our Large Account subsidiary, MoreDirect, specializes in Internet based solutions and provides electronic integration with its customers and suppliers.

•

Maintaining a strong brand name and customer awareness.    Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the VARBusiness 500 for each of the last seven years. Our mailing list includes more than 4,000,000 names, of which approximately 370,000 have purchased products from us during the last 12 months.

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

GROWTH STRATEGIES

Our growth strategies are to increase revenues derived from increased penetration of our existing customers, broader product and service offerings, and expanded customer base. The key elements of our growth strategies include:

•

Expanding product, solution, and service offerings.    We offer our customers an extensive range of IT products, solutions, and services, and continually evaluate and add new products and services, as they become available or in response to customer demand. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices. We offer a growing range of installation, configuration, repair, and other services performed by our personnel and third-party providers, and seek to become a total IT solution provider to our customers.

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

•

Increasing the number of our sales representatives.    As we increase productivity, we plan to increase the number of our sales representatives and assign them a greater number of our customers. Significant sales growth over the long term will likely require us to add sales representatives on a regular basis. We expect to increase the number of sales representatives at our current sales locations, and may also consider additional sales sites in the future.

•

Targeting customer segments.    Through targeted marketing, we seek to expand the number of our active customers and generate additional sales from existing customers. We have developed specialty catalogs featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server, and networking products. We also utilize internet marketing campaigns that focus on select markets.

•

Pursuing strategic acquisitions and alliances.    We seek acquisitions and alliances that add new customers, strengthen our product offerings, add management talent, and produce operating results which are accretive to our core business earnings. In October 2005 we acquired selected assets of Amherst Technologies, and as a result, we added former Amherst sales and service representatives.

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

Using our customized information system, we send our customer orders either to our distribution center or our drop-ship suppliers, depending on product availability, for processing immediately after a customer receives a credit approval. At our distribution center, we also perform custom configuration of computer systems as requested by our customers, which typically consists of the installation of memory, accessories, and/or software purchased. Our customers may select the method of delivery that best meets their needs and is most cost-effective, ranging from expedited overnight delivery for urgently-needed items to ground freight, generally used for heavier, more bulky items. Through our Everything Overnight® service, orders accepted up to 2:00 a.m. Eastern Time (until midnight on most custom-configured systems) can be shipped for overnight delivery.

Our inventory stocking levels are based on three primary criteria. First, we stock and maintain a large quantity of products that sell through quickly (such as notebook and desktop systems, printers, and monitors). Second, we stock products obtained through opportunistic purchases (including first-to-market and end-of-life special promotions, and popular products with limited availability). Third, we stock products in common demand, such as components we use to configure systems prior to shipping, for which we want to avoid shortages. Inventory stocking decisions are made generally independent of the level of shipping service, as expedited shipping, including overnight delivery, is available through the majority of our drop-ship suppliers as well as through our warehouse.

MARKETING AND SALES

We sell our products through our direct marketing channels to SMBs, government and educational institutions, and medium-to-large corporate accounts. We seek to be the primary supplier of IT products and solutions, including personal computers and related products, to our existing customers and to our expanding customer base. We use multiple marketing approaches to reach existing and prospective customers, including:

•	outbound telemarketing and field sales;

•	Web and print media advertising;

•	marketing programs targeted to specific customer populations; and

•	catalogs and inbound telesales.

All of our marketing approaches emphasize our broad product offerings, fast delivery, customer support, competitive pricing, and our increasing range of service solutions.

We believe that our ability to establish and maintain long-term customer relationships and to encourage repeat purchases is largely dependent on the strength of our sales personnel and programs. Because our customers’ primary contact with us is through our sales representatives, we are committed to maintaining a qualified, knowledgeable, and motivated sales staff with its principal focus on customer service.

Sales Channels.    The following table sets forth our percentage of net sales by sales channel:

	Years Ended December 31,
Sales Channel	2007	2006	2005
Outbound Telemarketing and Field Sales	68%	66%	69%
Online Internet	30	31	26
Inbound Telesales	2	3	5

Total	100%	100%	100%

Outbound Telemarketing and Field Sales.    We seek to build loyal relationships with our potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to a one-on-one relationship with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and other marketing materials designed to meet each customer’s specific IT needs. We pay most of our account managers a base annual salary plus incentive compensation. Incentive compensation is tied to gross profit dollars produced by the individual account manager. Account managers historically have significantly increased productivity after approximately twelve months of training and experience. At December 31, 2007, we employed 692 sales representatives, including 176 with less than twelve months of outbound telemarketing experience with us.

Online Internet. (www.pcconnection.com, www.macconnection.com, www.moredirect.com, and www.govconnection.com)    We provide product descriptions and prices of generally all products online. Our PC Connection website also provides updated information for more than 129,000 items and on-screen images for more than 99,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites will be an increasingly important sales source and communication tool for improving customer service.

Our MoreDirect subsidiary’s business process and operations are primarily Web based. During 2007, more than 62% of MoreDirect’s orders were received via the Internet. Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products. MoreDirect’s website aggregates the current available inventories of its largest IT suppliers into a single on-line source for its corporate customers. Its custom designed Internet-based system, TRAXX™, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

The Internet supports three key business initiatives for us:

•	Customer choice — We have built our business on the premise that our customers should be able to choose how they interact with us, be it by telephone, over the Internet, e-mail, fax, or mail.

•

Lowering transactions costs — Our website tools include robust product search features and Internet Business Accounts (customized Web pages), which allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call into our Telesales Representatives or Account Managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our websites.

•

Leveraging the time of experienced sales representatives — Our investments in technology-based sales and service programs allow our sales representatives more time to build and maintain relationships with our customers and help them to solve their business problems.

Inbound Telesales.    Our inbound sales representatives answer customer telephone calls generated by our catalogs and other advertising programs. These representatives also assist customers in making purchasing decisions, process product orders, and respond to customer inquiries on order status, product pricing, and availability. Using our proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information, expediting the ordering process. Our inbound sales have decreased in recent years reflecting our focus on more diverse marketing strategies and programs designed to reach our business customers.

Business Segments.    We conduct our business operations through three primary business segments: (1) SMB, (2) Large Account, and (3) Public Sector.

SMB Segment.    While we continue to generate credit card sales to consumers, our principal target customers in this segment are small-to-medium-sized business customers with 20 to 1,000 employees. Our primary means of marketing to this segment incorporate all three sales channels—outbound telemarketing, primarily to our business customers; inbound telesales, particularly to our consumer group and very small business customers; and online Internet sales to both consumer and business customers.

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

Public Sector Segment.    We use a combination of outbound telemarketing, including some on-site sales solicitation by field sales account managers, and online Internet sales through Internet Business Accounts, to reach these customers. Through our GovConnection subsidiary, we target each of the four distinct market sectors within this segment—federal government, higher educational institutions, school grades K-12, and state and local governments.

The following table sets forth the relative distribution of our net sales by business segment:

	Years Ended December 31,
Business Segment	2007	2006	2005
SMB	54%	54%	58%
Large Account	29	30	24
Public Sector	17	16	18

Total	100%	100%	100%

Catalog Distribution.    Our two principal catalogs are PC Connection® for the PC market and MacConnection® for the Apple market. In 2007, we published twelve editions of each. We distribute catalogs to purchasers on our in-house mailing list as well as to other prospective customers. In addition, we distribute specialty catalogs to educational and government customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wider assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as developers.

Specialty Marketing.    Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, package inserts, fax broadcasts, and electronic mail. We also market call-answering and fulfillment services to certain product vendors.

Customers.    We maintain an extensive database of customers and prospects currently aggregating more than 4,000,000 names. Approximately 87% of our net sales in the year ended December 31, 2007 were made to customers who had previously purchased products from us. Except for sales to the federal government, which accounted for 5.5% of consolidated revenues, no single customer accounted for more than 3% of our consolidated revenue in 2007. The loss of any single customer will not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business. We typically ship products within hours of receipt of orders.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product offerings. We currently offer our customers over 150,000 information technology products designed for business applications from more than 1,400 manufacturers, including hardware and peripherals, accessories, networking products, and software. We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. As part of our merchandising strategy, we also offer products related to PCs, such as digital cameras and digital media players.

The following table sets forth our percentage of net sales (in dollars) of notebooks and personal digital assistants (“PDAs”), desktops and servers, storage devices, software, and other major product categories:

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2007	2006	2005
Notebooks and PDAs	16%	17%	18%
Desktops/Servers	14	14	14
Storage Devices	9	9	9
Software	13	13	12
Net/Com Products	8	8	8
Printers and Printer Supplies	10	10	11
Video, Imaging and Sound	14	13	12
Memory and System Enhancements	5	5	5
Accessories/Other	11	11	11

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

During the year ended December 31, 2007, we shipped approximately half of our purchases directly to our distribution facility in Wilmington, Ohio. For the years ended December 31, 2007, 2006, and 2005, product purchases from Ingram Micro, Inc., our largest vendor, accounted for 24%, 27%, and 26%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 17%, 17%, and 19% of our total product purchases in the years ended December 31, 2007, 2006, and 2005, respectively. Purchases from Hewlett Packard (“HP”) constituted 14%, 15%, and 11% of our total product purchases in 2007, 2006, and 2005, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2007, 2006, and 2005. We believe that, while we may experience some short-term disruption, alternative sources for products obtained from Ingram Micro, Tech Data, and HP are available to us.

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

Some of our vendors offer limited price protection in the form of rebates or credits against future purchases. We may also participate in end-of-life product and other special purchases which may not be eligible for price protection.

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

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products. Orders are transmitted electronically from our Connecticut, Florida, Maryland, Massachusetts, New Hampshire, and Texas sales facilities to our Wilmington distribution center after credit approval, where packing documentation is printed automatically and order fulfillment takes place. Our customers are given several shipping options, ranging from expedited overnight delivery through our Everything Overnight® service to normal ground freight service. Through our Everything Overnight® service, orders accepted up until 2:00 a.m. Eastern Time, (until midnight on custom-configured systems) are generally shipped for overnight delivery via DHL Worldwide Express, or DHL, United Parcel Service, or FedEx Corporation. Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. Our MoreDirect subsidiary generally utilizes drop shipping for all product orders. Order status with distributors is tracked online, and in all circumstances a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted pursuant to Staff Accounting

Bulletin No. 101, “Revenue Recognition in Financial Statements,” to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 50% of net sales in 2006 and 51% of net sales in 2007. In future years, we expect that products drop shipped from suppliers will continue to increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf. Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery. Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer. Inventory held for such staged delivery requests aggregated $6 million at December 31, 2007.

We maintain inventories of fast moving products to meet customer demand, representing products that account for a high percentage of our ongoing product sales transactions and sales dollars. We may also, from time to time, make large inventory purchases of certain first-to-market products or end-of-life products to obtain favorable purchasing discounts. We also maintain sufficient inventory levels of common-demand components and accessories used for configuration services.

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

MoreDirect has developed a custom designed Internet-based system, TRAXX™, which comprises applications software running on Linux and Sun Solaris servers. This system is an integrated application of sales order processing, integrated supply chain visibility, and full EDI links with major manufacturers’ distribution partners for product information, availability, pricing, ordering, delivery, and tracking, including related accounting functions.

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

COMPETITION

The direct marketing and sale of information technology products, including personal computers and related products, is highly competitive. We compete with other direct marketers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are much larger. We also compete with:

•	certain product manufacturers that sell directly to customers, such as Dell Inc. and Gateway, Inc., as well as some of our own suppliers, such as HP, Lenovo, and Apple;

•	distributors that sell directly to certain customers;

•	local and regional VARs;

•	various franchisers, office supply superstores, and national computer retailers; and

•	companies with more extensive websites and commercial online networks.

Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of our competitors are larger and have substantially greater financial resources.

We believe that price, product selection and availability, and service and support are the most important competitive factors in our industry.

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include PC Connection®, GovConnection®, MacConnection®, and MoreDirect®, and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection®, HealthConnection™, ProConnection™, TRAXX™, Graphics Connection®, and Education Connection®, and Your Brands, Your Way, Next Day®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2007, we employed 1,616 persons, of whom 855 (including 163 management and support personnel) were engaged in sales related activities, 109 were engaged in providing IT services and customer service and support, 317 were engaged in purchasing, marketing, and distribution related activities, 114 were engaged in the operation and development of management information systems, and 221 were engaged in administrative and finance functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a work stoppage since our inception.

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

The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, placing larger than typical inventory stocking orders of selected products and increasing our participation in first-to-market purchase opportunities. We may also, from time to time, make large inventory purchases of certain end-of-life products and market products on a private-label basis, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are taking steps to reduce their inventory exposure by supporting “configure-to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us, which could negatively impact our business.

We acquire products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 74%, 70%, and 67% of our total product purchases in the years ended December 31, 2007, 2006, and 2005, respectively. Among these five vendors, purchases from Ingram represented 24%, 27%, and 26% of our total product purchases in the years ended December 31, 2007, 2006, and 2005, respectively. Purchases from Tech Data comprised 17%, 17%, and 19% of our total product purchases in the years ended December 31, 2007, 2006, and 2005, respectively. Purchases from HP represented 14%, 15%, and 11% of our total product purchases in the years ended December 31, 2007, 2006, and 2005, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2007, 2006, and 2005. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2007 was $111.1 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Many product suppliers provide us with advertising allowances, and in exchange, we feature their products in our catalogs and other marketing vehicles. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against selling, general and administrative, or SG&A, expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. In the past, we have experienced a decrease in the level of vendor consideration available to us from certain manufacturers. The level of such consideration we receive from some manufacturers may decline in the future. Such a decline could decrease our gross margin and have a material adverse effect on our earnings and cash flows.

The failure to comply with our public sector contracts could result in, among other things, fines or liabilities.

Revenues from the public sector segment are derived from sales to federal, state, and local government departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment, or ineligibility from doing business with the government. Our current arrangements with these government agencies allow them to cancel orders with little or no notice and do not require them to purchase products from us in the future. The effect of any of these possible actions by any government department or agency could adversely affect our financial position, results of operations, and cash flows.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including CDW Corporation, Insight Enterprises, Inc., and Dell Inc., who are much larger. Certain hardware and software vendors, such as HP, Lenovo, and Apple, who provide products to us, are also selling their products directly to end users through their own catalogs, stores, and over the Internet. We compete not only for customers, but also for advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

We cannot provide assurance that we can continue to compete effectively against our current or future competitors. If we encounter new competition or fail to compete effectively against our competitors, our business may be harmed.

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

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those states agencies.

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

We are dependent on key personnel.

Our future performance will depend to a significant extent upon the efforts and abilities of our senior executives. The competition for qualified management personnel in the computer products industry is very intense, and the loss of service of one or more of these persons could have an adverse effect on our business. Our success and plans for future growth will also depend on our ability to hire, train, and retain skilled personnel in all areas of our business, including sales representatives and technical support personnel. There can be no assurance that we will be able to attract, train, and retain sufficient qualified personnel to achieve our business objectives.

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

We are subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A multi-state unclaimed property audit is in progress, and certain sales tax audits may be imminent. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Such outcome could have a material negative impact on our financial position, results of operations, and cash flows.

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2007 to a vote of security holders.

Executive Officers of PC Connection

Our executive officers and their ages as of March 3, 2008 are as follows:

Name	Age	Position
Patricia Gallup	53	Chairman and Chief Executive Officer
Jack Ferguson	69	Executive Vice President, Treasurer, and Chief Financial Officer
Timothy McGrath	49	Executive Vice President, Enterprise Group
David Beffa-Negrini	54	Senior Vice President, Corporate Marketing and Creative Services
Bradley Mousseau	56	Senior Vice President, Human Resources

Patricia Gallup is a co-founder of PC Connection and has served as Chief Executive Officer and Chairman of the Board since September 2002. Ms. Gallup also assumed the role of President upon the resignation of our president on March 21, 2003. Ms. Gallup served as Chairman from June 2001 to August 2002. Ms. Gallup has served as a member of our executive management team since its inception in 1982.

Jack Ferguson has served as Executive Vice President since May 2007, as Chief Financial Officer since December 2005, and as Treasurer since November 1997. Mr. Ferguson served as Senior Vice President from April 2006 to May 2007 and as Vice President from December 2005 to April 2006. Mr. Ferguson served as Interim Chief Financial Officer from October 2004 to December 2005 and as Director of Finance from December 1992 to November 1997. Prior to joining our company, Mr. Ferguson was a partner with Deloitte & Touche LLP, an international accounting firm.

Timothy McGrath has served as Executive Vice President, Enterprise Group since May 2007. Mr. McGrath served as Senior Vice President, PC Connection Enterprises from December 2006 to May 2007 and as President of PC Connection Sales Corporation, our largest sales subsidiary, from August 2005 to December 2006. Prior to joining our company, Mr. McGrath served from 2002 to 2005 in a variety of senior management positions at Insight Enterprises, Inc. Initially he served as President of Comark, a division of Insight, and later as Executive Vice President of Sales. Mr. McGrath served in various executive sales positions at Comark Inc. from 1999 to 2002, which was purchased by Insight Enterprises, Inc. in April 2002.

David Beffa-Negrini has served as Senior Vice President, Corporate Marketing and Creative Services since February 2007. Mr. Beffa-Negrini served as Co-President of our Merrimack Services subsidiary from September 2005 to February 2007 and as Vice President of Corporate Communications from June 2000 to February 2007. Mr. Beffa-Negrini has served on our Board of Directors since September 1994. He has been an employee since 1983.

Bradley Mousseau has served as Senior Vice President, Human Resources since April 2006. Mr. Mousseau served as Vice President, Human Resources from January 2000 to April 2006. Prior to joining our company, Mr. Mousseau served as Vice President of Global Workforce Strategies for Systems & Computer Technology Corporation (SCT) from April 1997 to January 2000.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998 on the Nasdaq Global Select Market under the symbol “PCCC.” As of March 3, 2008, there were 26,835,704 shares outstanding of our common stock held by approximately 102 stockholders of record and 3,166 beneficial holders.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2007	High	Low
Quarter Ended:
December 31	$16.09	$11.18
September 30	15.52	11.16
June 30	15.44	10.85
March 31	18.80	12.97

2006	High	Low
Quarter Ended:
December 31	$15.68	$9.16
September 30	13.25	5.61
June 30	6.98	5.50
March 31	5.98	5.25

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our secured credit agreement contains restrictions that may limit our ability to pay dividends in the future.

Share Repurchase Authorization

We announced on March 28, 2001 that our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. As of December 31, 2007, we had repurchased an aggregate of 362,417 shares for $2.3 million. Our current bank line of credit, however, limits repurchases made after June 2005 to $10 million without bank approval of higher amounts. We did not repurchase any shares of our common stock in the year ended December 31, 2007.

In February 2008, we repurchased an aggregate of 91,779 shares for $ 0.9 million. As of February 29, 2008, we have repurchased an aggregate of 454,196 shares for $3.2 million. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $9.1 million.

We issued 25,000 and 10,000 shares of nonvested stock from treasury stock in 2007 and 2006, respectively, and have reflected the net remaining balance of treasury stock on the consolidated balance sheet.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2007, of equity securities that we registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
10/01/07 – 10/31/07	—	—	—	$12,714,000
11/01/07 – 11/30/07	—	—	—	$12,714,000
12/01/07 – 12/31/07	—	—	—	$12,714,000
Total	—	—	—	$12,714,000

(1)	Our Board of Directors approved our repurchase of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to a repurchase program announced on March 28, 2001.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from December 31, 2002 through December 31, 2007 with the cumulative total return for (i) the Russell 2000 Index and (ii) our Peer Group. This graph assumes the investment of $100 on December 31, 2002 in our common stock, the Russell 2000 Index, and our Peer Group and assumes dividends are reinvested. Our Peer Group consists of Insight Enterprises, Inc., PC Mall, Inc., Systemax, Inc, and Zones, Inc. Previously, our Peer Group included CDW Corporation; however, with the completion of its acquisition on October 12, 2007 by a private investment group, CDW’s stock ceased trading on the Nasdaq National Market.

	Base Period	Indexed Returns
		Years Ended
Company Name / Index	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
PC Connection, Inc.	100	62.20	15.75	(43.49)	175.60	(23.47)
Russell 2000 Index	100	47.25	18.33	4.56	18.35	(1.55)
Peer Group	100	166.39	18.20	(18.57)	34.62	5.71

Item 6.	Selected Financial Data

The following selected financial and operating data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share and selected operating data)
Consolidated Income Statement Data:
Net sales	$1,785,379	$1,635,651	$1,444,297	$1,353,834	$1,312,891
Cost of sales	1,566,409	1,435,400	1,280,701	1,201,780	1,175,212

Gross profit	218,970	200,251	163,596	152,054	137,679
Selling, general and administrative expenses	181,640	173,927	151,981	132,729	124,824
Special charges (1)	541	2,391	2,127	5,232	1,929

Income from operations	36,789	23,933	9,488	14,093	10,926
Interest expense	(932)	(1,828)	(1,447)	(1,385)	(1,305)
Other, net	764	121	89	152	117

Income before income taxes	36,621	22,226	8,130	12,860	9,738
Income tax provision	(13,626)	(8,450)	(3,683)	(4,556)	(3,850)

Net income	$22,995	$13,776	$4,447	$8,304	$5,888

Basic earnings per share	$.86	$.54	$.18	$.33	$.24

Diluted earnings per share	$.85	$.54	$.18	$.33	$.23

Consolidated Selected Operating Data:
Catalogs distributed	13,804,000	15,326,000	27,467,000	31,125,000	31,525,000
Orders entered (2)	1,480,000	1,528,000	1,439,000	1,281,000	1,333,000
Average order size (2)	$1,408	$1,241	$1,166	$1,230	$1,169

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance Sheet Data:
Working capital	$156,532	$126,965	$100,893	$103,637	$96,883
Total assets	380,879	346,684	337,705	286,542	310,605
Short-term debt:
Current maturities of capital lease obligations:
To affiliate	527	464	416	373	334
To third party	—	395	412	391	—
Notes payable	—	—	19,975	4,810	5,614
Long-term debt:
Capital lease obligations, less current maturities:
To affiliate	4,309	4,836	5,299	5,715	6,088
To third party	—	—	396	841	—
Total stockholders’ equity	224,310	196,904	171,399	166,158	157,189

(1)

Our 2007 special charges consist of $541 related to management restructuring costs, classified as workforce reductions below. Our 2006 special charges consist of $520 for the cost of workforce reductions, $1,500 related to our settlement with the Department of Justice (“DOJ”) on our 2003 GSA audit matter, and $371 related to the temporary retention of certain Amherst employees and facilities subsequent to the purchase of certain assets of Amherst Technologies, or the Amherst Transaction. Our 2005 special charges consist of $1,071 for the cost of workforce reductions and $1,056 incurred related to the temporary retention of certain Amherst employees and facilities subsequent to the Amherst Transaction. Our 2004 special charges consist of $860 for the cost of workforce reductions, $101 for the remaining uninsured portion of a 2003 employee defalcation, $3,559 related to our review of the 2003 GSA contract cancellation and costs related to securing a new schedule, $512 in professional fees related to a review of certain prior year rebate-related transactions, and $200 related to a litigation settlement. Our 2003 special charges consist of $407 for the cost of workforce reductions, $1,130 for an uninsured portion of an employee defalcation, and $392 for an internal review of our GSA contract cancellation.

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

OVERVIEW

We are a leading direct marketer of a wide range of IT products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers that consist of manufacturers and distributors that historically have sold only to resellers rather than end users. Certain manufacturers have on many occasions attempted to sell directly to our customers, thereby eliminating our role. Consolidation in this industry is more evident than ever, as further streamlining of our supply chain occurs. If more of our suppliers were to succeed in selling to our customers directly, including the electronic distribution of software products, our financial condition, results of operations, and cash flows could be negatively affected.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. As buying trends change and electronic commerce continues to grow, customers become more sophisticated and have more choices than ever before. Customers are also better able to make price comparisons through the Internet, thereby increasing price competition. These conditions could have a negative effect on our financial condition, results of operations, and cash flows.

The primary challenges we face in effectively managing our business are (1) increasing our revenues in the face of increasing competition while also improving our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general and administrative, or SG&A, expenses over a higher sales base. With only moderate growth projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins.

We believe that most of our customers are seeking total IT solutions, rather than simply specific IT products. Through the 2007 formation of our services subsidiary, ProConnection, Inc., we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry much higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that also carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and gross margins in this competitive environment.

We seek to recruit, retain, and increase the productivity of our sales personnel through training, mentoring, financial incentives based on performance, and updating and streamlining our information systems to make our operations more efficient. We are currently undertaking a major modification and upgrade of our sales order processing and customer management system, scheduled for implementation mid-2008, that is expected to improve sales productivity. We actively monitor and manage our expense structure in order to obtain better leverage of our operating costs.

RESULTS OF OPERATIONS

The following table sets forth information derived from our consolidated statements of income expressed as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
Net sales (in millions)	$1,785.4	$1,635.7	$1,444.3

Net sales	100.0%	100.0%	100.0%
Gross profit	12.3	12.2	11.3
Selling, general and administrative expenses	10.2	10.6	10.5
Special charges	—	0.1	0.1
Income from operations	2.1	1.5	0.7

All three of our business segments experienced year-over-year sales growth in 2007 compared to 2006, with Public Sector sales increasing by 15% in 2007, and our SMB and Large Account segments sales increasing by 9% and 7%, respectively. Gross profit margins were level year over year in 2007 compared to 2006. Operating margins improved year over year in 2007 due to improved personnel expense leverage and cost reductions in certain operating expenses, as discussed later.

Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Years Ended December 31,
Business Segment	2007	2006	2005
SMB	54%	54%	58%
Large Account	29	30	24
Public Sector	17	16	18

Total	100%	100%	100%

Product Mix
Notebooks and PDAs	16%	17%	18%
Desktop/Servers	14	14	14
Storage Devices	9	9	9
Software	13	13	12
Net/Com Products	8	8	8
Printers and Printer Supplies	10	10	11
Video, Imaging and Sound	14	13	12
Memory and System Enhancements	5	5	5
Accessories/Other	11	11	11

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
Segment	2007	2006	2005
SMB	13.4%	13.3%	12.4%
Large Account	11.2	10.8	10.0
Public Sector	10.5	11.2	9.6
Total	12.3%	12.2%	11.3%

Consolidated gross profit dollars increased in 2007 by $18.7 million compared to 2006 primarily due to increased net sales, as consolidated gross profit margins was largely unchanged year over year. Higher agency fee revenues and increased vendor consideration recorded as a reduction to cost of sales were largely offset by lower invoice product margins in 2007 compared to 2006.

Gross margins benefited in the year ended December 31, 2007 from our recording of substantially all vendor consideration as a reduction to cost of inventory purchases. As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of inventory purchases rather than a reduction of advertising expense. Accordingly, this additional consideration in 2007 accounted for a 31 basis-point increase in gross margin and in SG&A expenses as a percentage of net sales, compared to 2006.

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

Years Ended December 31,
2007	2006	2005
0.65%	0.67%	0.73%

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2007	2006	2005
Personnel costs	$121.4	$117.3	$100.6
Advertising, net	19.9	13.3	11.4
Facilities operations	9.1	9.0	8.4
Credit card fees	8.0	8.1	7.8
Depreciation and amortization	6.8	7.0	7.2
Professional fees	5.4	5.8	5.7
Bad debts	1.0	2.3	2.7
Other – net	10.0	11.1	8.2

Total	$181.6	$173.9	$152.0

Percentage of net sales	10.2%	10.6%	10.5%

We improved operating income in 2007 compared to 2006 and 2005, largely due to our success in managing overall operating costs. While we plan to continue our focus on controlling discretionary expenditures, we expect that our SG&A expense may vary depending on changes in sales volume, as well as the levels of continued investments in key growth initiatives such as enhancing our sales training, improving marketing programs, and deploying next generation technology to support the sales organization.

Personnel costs represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. The year-over-year increase in personnel costs resulted primarily from increased variable compensation related to higher gross profits. Except for bad debt expense and credit card fees, our other operating costs tend to be relatively fixed over changing sales levels.

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory in accordance with EITF Issue No. 02-16.

Gross advertising and marketing allowances received from vendors were $33.1 million, $32.6 million, and $28.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. We classified $33.1 million, $25.1 million, and $16.7 million of these allowances as offsets to cost of sales or inventory for the years ended December 31, 2007, 2006, and 2005, respectively. Our net advertising expense, included in SG&A, has been accordingly higher in each successive year.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales increased 9% to $1,785.4 million in 2007 from $1,635.7 million in 2006 due to increases in all three business segments. Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$964.5	54.0%	$887.0	54.2%	8.7%
Large Account	514.8	28.8	482.9	29.5	6.6
Public Sector	306.1	17.2	265.8	16.3	15.2

Total	$1,785.4	100.0%	$1,635.7	100.0%	9.2%

Gross Profit:
SMB	$129.3	13.4%	$118.3	13.3%	9.3%
Large Account	57.5	11.2	52.3	10.8	9.9
Public Sector	32.2	10.5	29.7	11.2	8.4

Total	$219.0	12.3%	$200.3	12.2%	9.3%

•

Net sales for our SMB segment benefited from our 17% growth in corporate outbound sales in 2007 compared to 2006. We believe such growth is attributable to this segment’s sales representatives adding new customers and acquiring a greater share of existing customers’ IT purchases. Sales growth was adversely impacted by a decline in consumer sales, as both inbound telephone sales and internet consumer sales decreased year over year in 2007. These changes reflect our continued focus on more diverse marketing strategies and programs designed to reach our business customers. Average annualized sales productivity in 2007 increased by 10% compared to 2006 in the SMB segment due to increased tenure of our sales representatives. Sales representatives for our SMB segment totaled 470 at December 31, 2007, compared to 473 at December 31, 2006.

•

Net sales for our Large Account segment increased year over year as its seasoned sales representatives increased sales to existing customers and added new accounts. Sales representatives for our Large Account segment totaled 105 at December 31, 2007, down from 119 at the end of 2006. Average annualized sales productivity in 2007 improved year over year by 18%, reflecting the success of this segment’s consultative sales and solutions selling model.

•

Net sales for our Public Sector segment increased year over year due to the additional sales made in 2007 under recently awarded federal and higher education contracts. Average annualized sales productivity in 2007 increased by 10% year over year reflecting the improvement in average sales representative tenure. Sales representatives for our Public Sector segment totaled 117 at December 31, 2007, up from 110 at December 31, 2006.

Gross profit increased in dollars in 2007 compared to 2006 in all three business segments as shown by the following:

•

Gross profit for our SMB segment increased year over year primarily due to increased net sales, as gross profit margins were unchanged year over year. Increased vendor consideration recorded as an offset to cost of sales was largely offset in 2007 by lower customer invoice margins compared to the prior year. Invoice margins were adversely impacted by several large sales of video product to three commercial customers.

•

Gross profit for our Large Account segment increased year over year due to larger net sales and improved gross profit margins. Gross profit margins increased in 2007 by 34 basis points as a percentage of sales compared to 2006 due to larger net sales of software referral and other agency fees and increased levels of higher-margin service revenues.

•

Gross profit for our Public Sector segment increased in dollars year over year due to larger net sales. Gross profit margins declined year over year due to reduced levels of higher-margin agency fee transactions. Invoice product margins were generally unchanged in 2007 compared to the prior year.

Selling, general and administrative expenses increased in dollars but decreased as a percentage of sales in 2007 from 2006.

As discussed in Note 14 to our Consolidated Financial Statements – Segment and Related Disclosures, we revised in the third quarter of 2007 our reporting of operating segments. Under this revised reporting structure, logistics and centralized headquarters functions that were formerly provided by the SMB segment to the Public Sector and Large Account segments were separated from the SMB segment. The centralized headquarters functions provide services in areas such as finance, human resources, information technology, legal, communications, and marketing. Most of the operating costs associated with the corporate headquarters functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. Certain of the headquarters costs relating to executive oversight functions no longer being allocated to the operating segments are included under the heading of “Headquarters/Other” in the table below.

SG&A expenses attributable to our operating segments and Headquarters/Other group are summarized below (dollars in millions):

	Years Ended December 31,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$105.0	10.9%	$105.2	11.9%	(0.2)%
Large Account	29.0	5.6	27.8	5.8	4.3
Public Sector	30.6	10.0	33.2	12.5	(7.8)
Headquarters/Other	17.0		7.7

Total	$181.6	10.2%	$173.9	10.6%	4.4%

•

SG&A expenses for our SMB segment decreased slightly in dollars year over year as a reduction in allocation expense of centralized headquarter services offset increased variable compensation associated with higher gross profits and increased net advertising expense. The operating costs of corporate headquarters and other support functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. Net advertising expense, charged primarily to our SMB segment, increased due to our recording of substantially all vendor consideration as a reduction to inventory purchases, rather than a reduction of advertising expense, as discussed earlier. SG&A expenses as a percentage of net sales decreased year over year in 2007 due to improved personnel expense leverage and cost reductions in other areas.

•

SG&A expenses for our Large Account segment increased in dollars but decreased as a percentage of net sales in 2007 compared to the prior year. The dollar increase resulted primarily from incremental sales compensation associated with higher sales levels.

•

SG&A expenses for our Public Sector segment decreased in both dollars and as a percentage of net sales in 2007 compared to the prior year. The year-over-year improvements are attributable to decreases in state compliance expense and centralized headquarters expense allocation. Net advertising expense increased due to our recording of substantially all vendor consideration as a reduction to inventory purchases, rather than a reduction of advertising expense, as discussed earlier.

•

SG&A expenses for our Headquarters/Other group (which represent those costs not allocated to the operating segments) increased in dollars year over year as a result of changes in our allocation process which led to certain headquarters costs relating to executive oversight functions no longer being allocated to the operating segments, as discussed above.

Special charges totaled $0.5 million and $2.4 million for the years ended December 31, 2007 and 2006, respectively. We recorded charges of $0.5 million in each of 2007 and 2006 related to management restructuring costs, classified as workforce reductions in the table below. In 2006, we also recorded a charge of $1.5 million related to our settlement with the DOJ on our 2003 GSA audit matter and a charge of $0.4 million related to the temporary retention of Amherst employees and facilities subsequent to the completion of the Amherst Transaction.

A roll forward of liabilities related to special charges for the two years ended December 31, 2007, is shown below (dollars in millions). The beginning balance of $1.1 million for the GSA matter was recorded as a component of cost of sales.

	Workforce Reduction	Amherst Transaction	GSA Matter	Other	Total
Balance, December 31, 2005	$0.9	$0.1	$1.1	$—	$2.1
Charges	0.5	0.4	1.5	—	2.4
Cash Payments	(1.2)	(0.5)	(2.6)	—	(4.3)

Balance, December 31, 2006	$0.2	$—	$—	$—	$0.2

Charges	0.5	—	—	—	0.5
Cash Payments	(0.2)	—	—	—	(0.2)

Liabilities at December 31, 2007	$0.5	$—	$—	$—	$0.5

Income from operations increased by $12.9 million to $36.8 million for the year ended December 31, 2007, from $23.9 million in 2006. Income from operations as a percentage of net sales increased from 1.5% in 2006 to 2.1% in 2007. This increase was attributable to the increase in net sales, reduction in operating expenses as a percentage of net sales, and reduction in special charges as discussed above.

Interest expense was $0.9 million in 2007 compared to $1.8 million in 2006. Interest expense decreased in 2007 due to lower average borrowings in 2007 as compared to the prior year.

Our effective tax rate was 37.2% for 2007 and 38.0% for 2006. Our 2007 tax rate was favorably impacted by the consolidated filing of certain state income tax returns. We anticipate that our effective tax rate will be in the range of 37.5% to 38.5% in 2008.

Net income increased by $9.2 million to $23.0 million in 2007 from $13.8 million in 2006, principally as a result of the increase in income from operations.

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

•

Net sales for our Large Account segment increased due to improvement in sales representative productivity and as a result of the Amherst Transaction. Our 2006 net sales benefited from a full year of revenues generated by former Amherst sales representatives who joined this segment in the last quarter of 2005. Sales representatives for our Large Account segment totaled 119 at December 31, 2006, down from 132 at the end of 2005. Average annualized productivity for this segment’s sales representatives improved due to increased sales to existing customers, the addition of new accounts, and a decrease in headcount of sales representatives.

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

Gross profit increased in both dollars and as a percentage of net sales in all three business segments as shown by the following:

•

The 90 basis point increase in gross margin for our SMB segment resulted from increased focus on achieving higher customer invoice margins, as well as increased vendor consideration recorded as an offset to cost of sales. Increased net agency sales in 2006 also contributed to higher gross margins in 2006 compared to 2005.

•

Gross profit for our Large Account segment increased year over year in 2006 compared to 2005 due to improvements in both net sales and gross profit margins. Gross profit margins increased in 2006 by 80 basis points as a percentage of sales compared to 2005 due to larger net sales of software referral and other agency fees, increased levels of higher-margin service revenues, and increased vendor consideration.

•

Gross profit for our Public Sector segment increased significantly, despite the modest increase in net sales due to management’s increased focus on achieving higher customer invoice margins, as well as increased vendor consideration recorded as an offset to cost of sales.

Selling, general and administrative expenses increased in both dollars and as a percentage of sales in 2006 from 2005.

As discussed in Note 14 to our Consolidated Financial Statements – Segment and Related Disclosures, in 2007 we revised our reporting of operating segments. Under this revised reporting structure, logistics and centralized headquarters functions that were formerly provided by the SMB segment to the Public Sector and Large Account segments were separated from the SMB segment. The centralized headquarters functions provide services in areas such as finance, human resources, information technology, legal, communications, and marketing. Most of the operating costs associated with the corporate headquarters functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. Certain of the headquarters costs relating to executive oversight functions no longer being allocated to the operating segments are included under the heading of “Headquarters/Other” in the table below.

SG&A expenses attributable to our operating segments and Headquarters/Other group are summarized below (dollars in millions):

	Years Ended December 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$105.2	11.9%	$92.9	11.1%	13.2%
Large Account	27.8	5.8	17.9	5.2	55.3
Public Sector	33.2	12.5	33.0	12.6	0.6
Headquarters/Other	7.7		8.2

Total	$173.9	10.6%	$152.0	10.5%	14.4%

•

SG&A expenses for our SMB segment increased year over year, and also increased as a percentage of net sales, primarily due to increased variable compensation associated with higher gross profits, incremental expenses associated with our new call center in Texas, increased management bonuses achieved in 2006 compared to 2005, and increased allocation expense of centralized headquarter services. The increased management bonuses in 2006 resulted from our improved results achieved in 2006 compared to the prior year. The operating costs of corporate headquarters and other support functions are charged to the reportable operating segments based on their estimated usage of the underlying functions.

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

•

SG&A expenses for our Public Sector segment was largely unchanged in 2006 in both dollars and as a percentage of net sales compared to 2005. Management focused on reducing the Public Sector’s operating expense rates in 2007 by leveraging the current expense structure over increasing revenues.

•

SG&A expenses for our Headquarters/Other group (which represent those costs not allocated to the operating segments) decreased in dollars year over year as increased personnel costs were offset by an increase in the allocation of certain headquarters costs to the operating segments.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for 2008 to consist primarily of capital expenditures of $10.0 to $12.0 million and payments on capital and contractual obligations of approximately $5.4 million. We expect to meet our cash requirements for 2008 through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2007, we had approximately $13.7 million in unrestricted accounts.

•

Cash Generated from Operations.    We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities.    As of December 31, 2007, no borrowings were outstanding against our $50.0 million bank line of credit. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$0.4	$26.4	$9.6
Net cash used for investing activities	(7.0)	(8.0)	(21.7)
Net cash provided by (used for) financing activities	2.8	(10.6)	15.0

(Decrease) increase in cash and cash equivalents	$(3.8)	$7.8	$2.9

Cash provided by operating activities decreased in 2007 compared to the prior years. Operating cash flow in 2007 resulted primarily from net income before depreciation and an increase in accrued expenses, offset by increases in accounts receivable and inventory. Inventory increased by $6.7 million in 2007 partly as a result of inventory staged for planned customer roll-outs in the first quarter of 2008. We drop-shipped approximately 51% of net sales in 2007, compared to 50% in 2006. Inventory days improved to 16 days at December 31, 2007, compared to 17 days at December 31, 2006. Accounts receivable increased by $32.0 million in 2007 from the prior year-end level due to higher net sales in 2007. Days sales outstanding improved to 43 days at December 31,

2007, compared to 45 days at December 31, 2006, due to improved collection efforts. Cash flow provided by operations for the year ended December 31, 2006, resulted primarily from net income before depreciation and a decrease in inventory, offset partially by an increase in accounts receivable. Cash flow provided by operations for the year ended December 31, 2005, resulted primarily from net income before depreciation and an increase in accounts payable, offset partially by an increase in accounts receivable.

At December 31, 2007, we had $111.1 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, except for accounts providing for discounts for early payments. Such payments will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $12.2 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased in 2007 compared to 2006. These activities include our capital expenditures in the three years presented, primarily for computer equipment and capitalized internally-developed software. Our 2002 acquisition of MoreDirect required earn-out payments to the former shareholder of MoreDirect. The final payment under this agreement of $6.9 million was made in 2005. Additionally, in 2005 we completed the Amherst Transaction, which accounted for $7.8 million of the use of cash in 2005.

Cash provided by (used for) financing activities in 2007 related primarily to proceeds of $2.9 million from option exercises in 2007. In 2006, cash was used for financing activities with the pay down in our net borrowings of $20.0 million under our bank line of credit, partially offset by proceeds of $9.7 million from option exercises in 2006. Cash provided by financing activities in 2005 consisted primarily of an increase in net borrowings of $15.2 million.

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

Bank Line of Credit.    Our bank line of credit provides us with a borrowing capacity of up to $50.0 million. In addition, we have the option to increase the facility, as amended on October 15, 2007, by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At December 31, 2007, the entire $50 million facility was available for borrowing.

This facility matures in October 2012, operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings under the line are classified as current.

Inventory Trade Credit Agreements.    We have security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $12.2 million as of December 31, 2007, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations.    The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2007 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations (1)	$6,636	$1,035	$2,279	$2,278	$1,044
Operating lease obligations (2)	6,130	2,823	2,513	756	38
Sports marketing commitments	3,119	1,518	746	560	295

Total	$15,885	$5,376	$5,538	$3,594	$1,377

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.
(2)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $3.5 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for a discussion on income taxes.

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

Sports Marketing Commitments.    We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2010 and 2013, respectively. These agreements, which grant us various marketing rights and seating arrangements, require annual payments aggregating from $0.3 million to $1.5 million per year.

Off-Balance Sheet Arrangements.    We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Bank Line of Credit.    Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at December 31, 2007, was less than 0.1 to 1.0.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2006 (loss quarters not counted). Such amount was calculated at December 31, 2007, as $168.4 million, whereas our actual consolidated stockholders’ equity at this date was $224.3 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of December 31, 2007, the entire $50.0 million facility was available for borrowing.

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

We believe that our accounting policies described below fit the definition of “critical accounting policies.” We have reviewed our policies for the year ended December 31, 2007, and determined that they remain our most critical accounting policies.

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in transit despite title transferring to the customer at the point of shipment or (ii) have FOB – destination specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer. We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” based on significant historical experience. We record our sales reserves as offsets to accounts receivable and, for customers who have already paid, as credits to accrued expenses. At December 31, 2007, we recorded sales reserves of $2.1 million and $0.3 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2006, we recorded sales reserves of $2.2 million and $0.5 million as components of accounts receivable and accrued expenses, respectively.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment and software manufacturers directly to our customers and receive agency, or referral, fees for such transactions. We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer.

Net amounts included in revenue for such third party service contracts and agency sales transactions were $14.3 million, $10.8 million, and $7.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Although service revenues represent a small percentage of our consolidated revenues, we offer a growing range of services, including installation, configuration, repair, and other services performed by our personnel and third-party providers. If a service is performed in conjunction with the delivery of hardware, software, or another service, then we recognize the revenue in such multiple deliverable arrangements, in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

In these arrangements, we recognize revenue for each element of the sale, if the following three conditions are met:

•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item; and

•	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially under our control.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income.

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. We also receive vendor co-op advertising funding for our catalogs and other programs. Vendors have the ability to place advertisements in the catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expense on the consolidated statements of income. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of inventory purchases in accordance with EITF 02-16. The level of allowances received from certain merchandise vendors has declined in past years and may do so again. Such a decline could have a material impact on gross margin and operating income.

Inventories – Merchandise

Inventories (all finished goods) consisting of software packages, computer systems and peripheral equipment are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-salable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions. This could negatively impact our earnings. Our obsolescence charges have historically ranged between $6.5 million and $7.1 million per annum. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

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

Value of Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles, and goodwill. An impairment review is undertaken on (1) an annual basis for assets such as goodwill and indefinite lived intangible assets; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows emanating from such assets may be diminished. We may review the carrying value of all these assets based partly on our projections of anticipated cash flows – projections which are, in part, dependent upon anticipated market conditions, operational performance, and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

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

We have also engaged in workforce reduction actions in recent years. These actions included formula driven termination benefits. These benefits were or are being paid relatively quickly and have not been subject to change. We do not foresee a circumstance where there could be significant variability in our workforce reduction estimates. However, if we did experience significant variability, such change could negatively impact our earnings and cash flows.

Share-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The intrinsic value method requires that compensation expense be measured by the difference between the fair value of our common stock and the strike price of the option as of a measurement date. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective application method. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that such services are performed in its consolidated financial statements (described in Note 9). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates. Under the modified prospective application method, financial results for the prior periods have not been adjusted. We used the criteria in SFAS 123(R) to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation.

Income Taxes

We recognize deferred income tax assets and liabilities for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. On January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). We account for uncertain tax positions in accordance with FIN 48. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB concluded that it should defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We do not expect SFAS 157 to have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS 159 to have a material impact on our financial position, results of operations, or cash flows.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. No borrowings were outstanding pursuant to the credit agreement as of December 31, 2007, and our average outstanding borrowing during 2007 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2007. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, NH

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing, and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007.

Deloitte & Touche LLP

Boston, MA

March 14, 2008

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 4 of Part I hereof and “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be held on May 21, 2008 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2007. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Item 11.	Executive Compensation

The information included under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee and Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information included under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

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

(3)	Supplementary Data

Not applicable.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.2(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.4(27)	Amended and Restated Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
9.1(1)	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2(1)	1993 Incentive and Non-Statutory Stock Option Plan, as amended.
10.3(5)	1997 Amended and Restated Stock Incentive Plan.
10.4(24)	2007 Stock Incentive Plan.
10.5(20)	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.6(25)	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.
10.7(25)	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.
10.8(25)	Form of Restricted Stock Agreement for 2007 Stock Incentive Plan.
10.9(19)	PC Connection, Inc. Discretionary Bonus Plan.
10.10(1)	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.11(12)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
10.12(12)

Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.13(12)

Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.14(12)

Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

10.15(20)

Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.16(20)

Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.17(16)

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

10.18(26)

Third Amendment, dated October 15, 2007, to the Second Amended and Restated Credit and Security Agreement by and among the Registrant and certain subsidiary guarantors, and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts, as lender and agent.

Exhibits
10.19(17)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.
10.20(1)	Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in Marlow, New Hampshire.
10.21(4)	Amendment, dated January 1, 1999, to the Lease Agreement between the Registrant and Gallup & Hall Partnership, dated June 1, 1987, as amended for property located in Marlow, New Hampshire.
10.22(9)	Lease between Merrimack Services Corporation and Audio Accessories, Inc., dated November 1, 2002, for property located at Mill Street, Marlow, New Hampshire.
10.23(1)	Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.
10.24(9)	Amendment, dated June 1, 2002, to the Lease Agreement between Merrimack Services Corporation and Gallup & Hall, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.
10.25(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.
10.26(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.27(1)	Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1988, as amended, for property located at 450 Marlboro Street, Keene, New Hampshire.
10.28(4)	Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.
10.29(13)

Amendment No. 1, dated September 7, 2004, to the Lease Agreement between Merrimack Services Corporation and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.

10.30(21)	Amendment No. 2, dated May 1, 2006, to the Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.
10.31(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 24, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.
10.32(4)

Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.33(9)

Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.34(14)

Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.35(22)

Sixth Amendment, dated October 26, 2006, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.36(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.
10.37(6)

First Amendment, dated June 19, 2001, to the Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and Merrimack Services Corporation for property located at Old State Route 73, Wilmington, Ohio.

10.38(12)

Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

Exhibits
10.39(20)

Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.40(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.
10.41(4)

First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.42(4)

Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.43(4)

Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.44(9)

Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.45(20)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.46(4)	Lease between Merrimack Services Corporation and Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.
10.47(21)

First Amendment, dated April 21, 2006, to the Lease Agreement between Merrimack Services Corporation and Whatman, Inc. successor-by-merger to Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.

10.48

Second Amendment, dated January 31, 2008, to the Lease Agreement between Merrimack Services Corporation and East Keene RE LLC, successor-in-interest to Whatman, Inc., dated April 21, 2006, for property located at 10 Optical Avenue, Keene, New Hampshire.

10.49(10)	Lease between GovConnection, Inc. and Fairhaven Investors Limited Partnership, dated April 30, 2003, for property located at 2150 Post Road, Fairfield, Connecticut.
10.50(15)

First Amendment, dated April 14, 2005, to the Lease Agreement between GovConnection, Inc. and Fairhaven Investors Limited Partnership, dated May 1, 2003, for property located in Fairhaven, Connecticut.

10.51(13)	Fifth Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.
10.52

Sixth Amendment, dated February 29, 2008, to the Lease Agreement between Merrimack Services Corporation and RFP Lincoln 293, LLC, assignee of the leasehold interest of Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.53(14)	Lease between MoreDirect, Inc. and Boca Technology Center, LLC, dated February 14, 2005, for property located in Boca Raton, Florida.
10.54(14)	Sublease between Merrimack Services Corporation and 222 International, LP, dated March 4, 2005, for property located in Portsmouth, New Hampshire.
10.55(20)	Lease between MoreDirect, Inc. and RMC Midway Walnut, LP, dated January 6, 2006, for property located at 14295 Midway Road, Addison, Texas.
10.56(20)	Lease between PC Connection Sales of Massachusetts, Inc. and RMC Midway Walnut, LP, dated January 6, 2006, for property located at 14295 Midway Road, Addison, Texas.
10.57(23)	Release and Settlement Agreement, dated December 1, 2006, by and between the United States of America and GovConnection, Inc.
10.58	Summary of Compensation for Executive Officers.
10.59	Summary of Compensation for Non-Employee Directors.

Exhibits
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2

Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(6)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on April 1, 2002.
(8)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, dated April 5, 2002.
(9)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(10)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 13, 2003.
(11)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File number 0-23827, filed November 20, 2003.
(12)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(13)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(14)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2005.
(15)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 16, 2005.
(16)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on July 6, 2005.
(17)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(18)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 14, 2005.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 30, 2005.

(20)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(21)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2006.
(22)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
(23)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 7, 2006.
(24)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 30, 2007.
(25)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 10, 2007.
(26)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 13, 2007.
(27)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 14, 2008

	By:	/S/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PATRICIA GALLUP Patricia Gallup	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/S/ JACK FERGUSON Jack Ferguson	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/S/ BRUCE BARONE Bruce Barone	Director	March 14, 2008

/S/ JOSEPH BAUTE Joseph Baute	Director	March 14, 2008

/S/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 14, 2008

/S/ DAVID HALL David Hall	Director	March 14, 2008

/S/ DONALD WEATHERSON Donald Weatherson	Director	March 14, 2008

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, NH

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007 and the provisions of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Boston, Massachusetts

March 14, 2008

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$13,741	$17,582
Accounts receivable, net	202,216	170,222
Inventories–merchandise	76,090	69,407
Deferred income taxes	2,858	3,837
Income taxes receivable	345	627
Prepaid expenses and other current assets	4,322	3,882

Total current assets	299,572	265,557
Property and equipment, net	20,831	19,542
Goodwill	56,867	56,867
Other intangibles, net	3,291	4,363
Other assets	318	355

Total Assets	$380,879	$346,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations:
To affiliate	$527	$464
To third party	—	395
Accounts payable	111,140	110,977
Accrued expenses and other liabilities	20,557	17,389
Accrued payroll	10,816	9,367

Total current liabilities	143,040	138,592
Capital lease obligation to affiliate, less current maturities	4,309	4,836
Deferred income taxes	5,436	6,352
Other liabilities	3,784	—

Total Liabilities	$156,569	$149,780

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 27,252 and 26,862 issued, 26,925 and 26,510 outstanding at December 31, 2007 and December 31, 2006, respectively	273	269
Additional paid-in capital	94,132	89,537
Retained earnings	131,970	109,321
Treasury stock at cost	(2,065)	(2,223)

Total Stockholders’ Equity	224,310	196,904

Total Liabilities and Stockholders’ Equity	$380,879	$346,684

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net sales	$1,785,379	$1,635,651	$1,444,297
Cost of sales	1,566,409	1,435,400	1,280,701

Gross profit	218,970	200,251	163,596
Selling, general and administrative expenses	181,640	173,927	151,981
Special charges	541	2,391	2,127

Income from operations	36,789	23,933	9,488
Interest expense	(932)	(1,828)	(1,447)
Other, net (primarily interest)	764	121	89

Income before taxes	36,621	22,226	8,130
Income tax provision	(13,626)	(8,450)	(3,683)

Net income	$22,995	$13,776	$4,447

Earnings per common share:
Basic	$.86	$.54	$.18

Diluted	$.85	$.54	$.18

Shares used in computation of earnings per common share:
Basic	26,785	25,516	25,184

Diluted	27,024	25,731	25,281

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2005	25,462	$255	$77,091	$91,098	(362)	$(2,286)	$166,158

Issuance of common stock under stock incentive plans, including income tax benefits	96	1	447	—	—	—	448
Issuance of common stock under Employee Stock Purchase Plan	64	—	312	—	—	—	312
Stock compensation expense	—	—	34	—	—	—	34
Net income and comprehensive income	—	—	—	4,447	—	—	4,447

Balance—December 31, 2005	25,622	256	77,884	95,545	(362)	(2,286)	171,399

Issuance of common stock under stock incentive plans, including income tax benefits	1,210	12	11,066	—	—	—	11,078
Issuance of common stock under Employee Stock Purchase Plan	30	1	232	—	—	—	233
Issuance of nonvested stock	—	—	(63)	—	10	63	—
Stock compensation expense	—	—	418	—	—	—	418
Net income and comprehensive income	—	—	—	13,776	—	—	13,776

Balance—December 31, 2006	26,862	269	89,537	109,321	(352)	(2,223)	196,904

Cumulative effect of change in accounting principle	—	—	—	(346)	—	—	(346)
Issuance of common stock under stock incentive plans, including income tax benefits	364	4	3,880	—	—	—	3,884
Issuance of common stock under Employee Stock Purchase Plan	26	—	294	—	—	—	294
Issuance of nonvested stock	—	—	(158)	—	25	158	—
Stock compensation expense	—	—	579	—	—	—	579
Net income and comprehensive income	—	—	—	22,995	—	—	22,995

Balance—December 31, 2007	27,252	$273	$94,132	$131,970	(327)	$(2,065)	$224,310

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$22,995	$13,776	$4,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,781	7,049	7,197
Provision for doubtful accounts	1,587	2,885	3,993
Deferred income taxes	670	2,179	(111)
Stock compensation expense	579	418	34
Loss on disposal of fixed assets	68	86	43
Excess tax benefit from exercise of stock options	(447)	(240)	—
Income tax benefit from equity award transactions	974	1,338	82
Changes in assets and liabilities:
Accounts receivable	(33,581)	(10,582)	(45,766)
Inventories	(6,683)	5,967	3,016
Prepaid expenses and other current assets	(158)	1,452	(992)
Other non-current assets	37	4	(170)
Accounts payable	163	(3,436)	34,704
Accrued expenses and other liabilities	7,448	5,466	3,152

Net cash provided by operating activities	433	26,362	9,629

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,066)	(7,981)	(6,572)
Proceeds from sale of property and equipment	—	21	13
Purchase of intangible asset	—	—	(475)
Payment for acquisition	—	—	(7,779)
Payment of acquisition earn-out obligation	—	—	(6,921)

Net cash used for investing activities	(7,066)	(7,960)	(21,734)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	53,280	402,039	320,379
Repayment of short-term borrowings	(53,280)	(422,014)	(305,214)
Repayment of capital lease obligations	(859)	(828)	(797)
Exercise of stock options	2,910	9,740	366
Issuance of stock under Employee Stock Purchase Plan	294	233	312
Excess tax benefit from exercise of stock options	447	240	—

Net cash provided by (used for) financing activities	2,792	(10,590)	15,046

(Decrease) increase in cash and cash equivalents	(3,841)	7,812	2,941
Cash and cash equivalents, beginning of period	17,582	9,770	6,829

Cash and cash equivalents, end of period	$13,741	$17,582	$9,770

Supplemental Cash Flow Information:
Interest paid	$779	$1,713	$1,188
Income taxes paid	9,688	5,160	3,960
Purchase accounting adjustment	—	47	—

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a leading direct marketer of a wide range of IT products and services—including computer systems, software and peripheral equipment, networking communications, warranty, configuration and other services, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We operate through three primary business segments: (1) consumers and small- to medium-sized businesses, or SMB, through our PC Connection Sales subsidiaries, (2) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (3) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB–destination specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer. We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” based on significant historical experience. We record our sales reserves as offsets to accounts receivable and, for customers who have already paid, as credits to accrued expenses. At December 31, 2007, we recorded sales reserves of $2,143 and $309 as components of accounts receivable and accrued expenses, respectively. At December 31, 2006, we recorded sales reserves of $2,228 and $452 as components of accounts receivable and accrued expenses, respectively.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment and software manufacturers directly to our customers and receive agency, or referral, fees for such transactions. We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer.

Net amounts included in revenue for such third party service contracts and agency sales transactions were $14,332, $10,776, and $7,279 for the years ended December 31, 2007, 2006, and 2005, respectively.

Although service revenues represent a small percentage of our consolidated revenues, we offer a growing range of services, including installation, configuration, repair, and other services performed by our personnel and third-party providers. If a service is performed in conjunction with the delivery of hardware, software, or another service, then we recognize the revenue in such multiple deliverable arrangements, in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

In these arrangements, we recognize revenue for each element of the sale, if the following three conditions are met:

•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item; and

•	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially under our control.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other operating expenses of our distribution center are included in selling, general and administrative expenses. Total direct operating expenses relating to these functions included in selling, general and administrative expenses for the three years ended December 31, 2007 are shown below:

Years Ended December 31,
2007	2006	2005
$11,529	$10,878	$10,596

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $2,626 and $3,608 at December 31, 2007 and 2006, respectively.

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

Advertising Costs and Allowances

Costs of producing and distributing catalogs are charged to expense in the period in which the catalogs are first issued. Other advertising costs are expensed as incurred.

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory in accordance with EITF 02-16.

Gross advertising allowances received from vendors were $33,081, $32,614, and $28,582 for the years ended December 31, 2007, 2006, and 2005, respectively. We classified $33,081, $25,083, and $16,725 of these allowances as offsets to cost of sales or inventory for the years ended December 31, 2007, 2006, and 2005, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software, is capitalized and amortized over lives ranging from three to five years, except that certain capitalized internally developed software is expensed for income tax reporting purposes. Depreciation is provided using the straight-line method for property. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives. When events or circumstances indicate a potential impairment, we evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows, and recognize an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. We did not recognize any impairments in 2007, 2006, or 2005.

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

Income Taxes

We recognize deferred income tax assets and liabilities for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. On January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). We account for uncertain tax positions in accordance with FIN 48. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers’ financial condition are performed by management on a regular basis.

During the years ended December 31, 2007, 2006, and 2005, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 24%, 27%, and 26%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 17%, 17%, and 19% of our total product purchases in 2007, 2006, and 2005, respectively. Purchases from Hewlett-Packard Company constituted 14%, 15%, and 11% of our total product purchases in 2007, 2006, and 2005, respectively. No other vendor supplied more than 10% of our total product purchases 2007, 2006, and 2005.

No single customer, other than the federal government, accounted for more than 3% of total net sales in 2007, 2006, and 2005. Net sales to the federal government in 2007, 2006, and 2005 were $98,543, $72,550, and $68,924, or 5.5%, 4.4%, and 4.8% of total net sales, respectively.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
Numerator:
Net income	$22,995	$13,776	$4,447

Denominator:
Denominator for basic earnings per share	26,785	25,516	25,184
Dilutive effect of employee equity awards	239	215	97

Denominator for diluted earnings per share	27,024	25,731	25,281

Earnings per share:
Basic	$.86	$.54	$.18

Diluted	$.85	$.54	$.18

The following unexercised stock options and nonvested shares were excluded from the computation of diluted earnings per share for years ended December 31, 2007, 2006, and 2005 because the exercise prices of the options were greater than the average market price of the common shares during the respective periods:

	2007	2006	2005
Anti-dilutive stock options	272	1,361	1,830

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The intrinsic value method requires that compensation expense be measured by the difference between the fair value of our common stock and the strike price of the option as of a measurement date. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective application method. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that such services are performed in its consolidated financial statements (described in Note 9). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates. Under the modified prospective application method, financial results for the prior periods have not been adjusted. We used the criteria in SFAS 123(R) to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation.

Share Repurchase Authorization

We announced on March 28, 2001, that our Board of Directors (the “Board”) authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit, however, limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts. We did not repurchase any shares of our common stock in 2007. As of December 31, 2007, we had repurchased an aggregate of 362,417 shares for $2,286.

In February 2008, we repurchased an aggregate of 91,779 shares for $939. As of February 29, 2008, we have repurchased an aggregate of 454,196 shares for $3,225. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $9,061.

We issued 25 and 10 nonvested shares from treasury stock in the years ended December 31, 2007 and 2006, respectively, and have reflected the net remaining balance of treasury stock on the consolidated balance sheet.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB concluded that it should defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We do not expect SFAS 157 to have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 159 to have a material impact on our financial position, results of operations, or cash flows.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and intangible assets in accordance with SFAS 142. Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. We have identified three reporting units, the fair value of which was determined using present value cash flow models. We perform the assessment annually as of January 1. We completed the impairment review required by SFAS 142 in January 2007 and 2006, and determined that our goodwill and intangible assets were not impaired.

Intangible assets not subject to amortization are as follows:

	December 31,
	2007	2006
Goodwill	$56,867	$56,867
Trademarks	1,190	1,190

Intangible assets subject to amortization at December 31, 2007 consisted of customer lists of $1,893 and a licensing agreement of $208 (net of accumulated amortization of $3,326 and $267, respectively). Intangible assets subject to amortization at December 31, 2006 consisted of customer lists of $2,846 and a licensing agreement of $327 (net of accumulated amortization of $2,374 and $148, respectively). Amortization expense related to intangible assets is recorded on a straight-line basis. For the years ended December 31, 2007, 2006, and 2005, we recorded amortization expense of $1,071, $1,064, and $489, respectively.

The estimated amortization expense relating to customer lists and licensing agreements for each of the four succeeding years and thereafter is as follows:

For the Year Ending December 31,	2007
2008	$1,071
2009	942
2010	88
2011 and thereafter	—

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2007	2006
Trade	$194,116	$168,436
Advertising consideration	4,272	3,421
Vendor returns, rebates, and other	9,699	4,454
Due from employees	216	241
Due from affiliates	1	11

Total	208,304	176,563
Less allowances for:
Sales returns	2,143	2,228
Doubtful accounts	3,945	4,113

Accounts receivable, net	$202,216	$170,222

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2007	2006
Facilities and equipment under capital lease	$8,447	$8,447
Leasehold improvements	6,881	6,417
Furniture and equipment	26,444	28,957
Computer software, including licenses and internally-developed software	36,371	33,640
Automobiles	215	215

Total	78,358	77,676
Less accumulated depreciation and amortization	57,527	58,134

Property and equipment, net	$20,831	$19,542

We recorded depreciation and amortization expense, including capital lease amortization, of $5,710, $5,985, and $6,708 for the years ended December 31, 2007, 2006, and 2005, respectively.

5.	SPECIAL CHARGES

In 2007, we recorded a charge of $541 related to management restructuring costs, classified as workforce reductions in the table below.

In 2006, we recorded a charge of $1,500 related to our settlement with the Department of Justice (“DOJ”) on our 2003 General Services Administration (“GSA”) audit matter. We also recorded a charge of $520 related to management restructuring costs, classified as workforce reductions in the table below, and a charge of $371 related to the temporary retention of certain Amherst employees and facilities subsequent to our Amherst Transaction.

In 2005, we recorded a charge of $1,056 related to the temporary retention of certain Amherst employees and facilities subsequent to our Amherst Transaction. We also recorded in 2005 charges of $1,071 related to management restructuring costs, classified as workforce reductions in the table below.

A rollforward of liabilities related to special charges for the three years ended December 31, 2007 is shown below. Certain amounts in the table below relating to the GSA matter were recorded in prior periods as a component of cost of sales. The beginning balance as of January 1, 2005 for the GSA matter includes $800 of such costs. The $250 charge reported for the GSA matter in 2005 was also recorded as a component of cost of sales. We concluded a settlement of this matter with the DOJ in the fourth quarter of 2006.

	Workforce Reductions	Amherst Transaction	GSA Matter	Other	Total
Balance, January 1, 2005	249	—	1,524	215	1,988
Charges	1,071	1,056	250	—	2,377
Cash Payments	(454)	(924)	(724)	(200)	(2,302)
Adjustments	—	—	—	(15)	(15)

Balance, December 31, 2005	866	132	1,050	—	2,048

Charges	520	371	1,500	—	2,391
Cash Payments	(1,201)	(503)	(2,550)	—	(4,254)

Balance, December 31, 2006	185	—	—	—	185

Charges	541	—	—	—	541
Cash Payments	(185)	—	—	—	(185)

Balance, December 31, 2007	$541	$—	$—	$—	$541

Liabilities at December 31, 2007 and 2006 are included in accrued payroll on the consolidated balance sheets.

6.	BANK BORROWINGS

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility, which was amended on October 15, 2007 and extended to October 2012, also gives us the option of increasing the borrowing amount by an additional $30,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (7.25% at December 31, 2007). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at December 31, 2007 was less than 0.1 to 1.0. The entire $50,000 facility was available for borrowing at December 31, 2007.

No borrowings were outstanding under this credit facility at December 31, 2007 and 2006. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

Certain information with respect to short-term borrowings was as follows:

	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
Year ended December 31,
2007	7.4%	$18,651	$497
2006	6.3	41,648	13,550
2005	6.5	34,053	7,460

7.	TRADE CREDIT AGREEMENTS

At December 31, 2007 and 2006, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At December 31, 2007 and 2006, accounts payable included $12,197 and $17,421, respectively, owed to these financial institutions.

8.	CAPITAL LEASE

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

The net book value of capital lease assets was $2,846 and $3,712 as of December 31, 2007 and 2006, respectively.

Future aggregate minimum annual lease payments under these leases at December 31, 2007 are as follows:

Year Ending December 31	Payments
2008	$1,035
2009	1,139
2010	1,139
2011	1,139
2012	1,140
2013 and thereafter	1,044

Total minimum payments (excluding taxes, maintenance, and insurance)	6,636
Less amount representing interest	1,800

Present value of minimum lease payments	4,836
Less current maturities (excluding interest)	527

Long-term portion	$4,309

9.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorized the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 2007 and 2006.

Equity Compensation Plan Descriptions

In December 1993 the Board adopted and the stockholders approved the 1993 Incentive and Non-Statutory Stock Option Plan (the “1993 Plan”). Under the terms of the 1993 Plan, we were authorized, for a ten-year period, to make awards of nonvested shares and to grant incentive and non-statutory options to our employees, consultants, and advisors to purchase shares of our stock. Options granted under the 1993 Plan vested over varying periods of up to four years and had contractual lives up to ten years. We did not issue any equity awards under the 1993 Plan after 1998, and as of December 31, 2007, no grants were outstanding under the 1993 Plan.

In November 1997 the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”), which became effective on the closing of our initial public offering in 1998. Under the terms of the 1997 Plan, we were authorized, for a ten-year period, to grant incentive stock options, non-statutory stock options, stock appreciation rights, performance shares, and awards of nonvested and vested stock. A total of 3,600 shares were reserved for issuance under this Plan. In 2007, we granted stock options and nonvested shares under the 1997 Plan, with varying vesting periods of up to four years and contractual lives of ten years. Upon the expiration of the 1997 Plan in November 2007, a total of 746 authorized but not issued shares expired. Outstanding grants under the 1997 Plan totaled 876 as of December 31, 2007.

In April 2007 the Board adopted the 2007 Stock Incentive Plan (the “2007 plan”), which the stockholders approved in June 2007. The purpose of the 2007 Plan is to advance the interests of our stockholders by enhancing our ability to attract, retain, and motivate persons who are expected to make important contributions to our success and to better align the interests of such persons with those of our stockholders. Under the terms of the 2007 Plan, we are authorized, for a ten-year period, to grant options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. A total of 500 shares were authorized for issuance by stockholders. In 2007, we did not make any grants under the 2007 Plan, and as a result, all 500 shares remain eligible for issuance as of December 31, 2007.

1997 Employee Stock Purchase Plan

In November 1997 the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of common stock to participating employees. On December 30, 2005, the Board modified the Purchase Plan after reviewing the impact of SFAS 123(R) on compensation expense related to the discounted purchase by employees of common stock. Previously under the Purchase Plan, employees were permitted to purchase company stock at a price of 85% of the lesser of the fair market value per share of common stock on either the first or last business day of the six-month offering period. Effective January 1, 2006, our employees were eligible to purchase company stock at 95% of the purchase price as of the last business day of the six-month period. This modification allowed us to avoid recognition of stock compensation expense associated with the purchase of common stock under our Purchase Plan. An aggregate of 838 shares of common stock has been reserved for issuance under the Purchase Plan, of which 700 shares have been purchased.

Accounting for Share-Based Compensation

Prior to adoption of SFAS 123(R) on January 1, 2006, we applied the intrinsic value method in APB 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes. In our consolidated statement of income for the year ended December 31, 2005, we recognized $34 of compensation expense for stock option grants. This expense resulted from the acceleration of vesting of certain options as discussed below. The following table illustrates the effects on net income and earnings per share had compensation expense for stock option grants issued been determined under the fair value method of SFAS 123 for the year ended December 31, 2005:

2005
Net income, as reported	$4,447
Compensation expense, net of taxes, included in net income as reported	19
Compensation expense, net of taxes, under SFAS 123	2,310
Net income, under SFAS 123	2,156
Basic net earnings per share, as reported	.18
Basic net earnings per share, under SFAS 123.09
Diluted net earnings per share, as reported	.18
Diluted net earnings per share, under SFAS 123.09

Of the 2005 pro forma compensation expense, approximately $1,211, net of taxes, resulted from the vesting acceleration that our Board approved on December 30, 2005. As a result of this vesting acceleration, all outstanding options were fully vested except options to purchase 470 shares of common stock. The estimated future compensation expense for those options that would have been recorded had such vesting not been accelerated, based on adopting SFAS 123(R) on January 1, 2006, was approximately $1,400.

Effective January 1, 2006, we adopted SFAS 123(R), which requires a company to measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed. This Standard is a revision of SFAS 123 and supersedes APB 25 and its related interpretations. We adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. For stock options granted prior to, but not yet vested as of adoption, the expense is to be recognized ratably over the vesting period of the award. We record share-based compensation costs as a component of SG&A expenses. We did not grant any stock options in 2006. In 2007, we issued stock options that vest over varying periods of up to four years and have contractual lives of ten years.

We utilize the Black-Scholes option valuation model to assess the grant date fair value of each award and have elected to value each grant as a single award. The application of this model requires certain key input assumptions, including expected volatility, option term, and risk-free interest rates. Expected volatility is based on the historical volatility of our common stock. The expected term of options is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s average life. The key weighted-average assumptions we used to apply this pricing model for the three years ended December 31, 2007 were as follows:

	2007	2006	2005
Weighted-average grant date fair value of option awards	$7.65	—	$4.21
Risk-free interest rate	4.55%	—	3.99%
Volatility	62.60%	—	81.04%
Expected life of option grants	5.2 years	—	5.0 years
Dividend yield	0%	—	0%

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Effective January 1, 2006, and in accordance with SFAS 123(R), we changed our cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation expense recognized for share-based awards (“excess tax benefits”) are now classified as financing cash flows.

The following table summarizes the components of share-based compensation recorded as expense for the years ended December 31, 2007 and 2006:

	2007	2006
Stock options	$474	$413
Nonvested shares	105	5

Pre-tax compensation expense	579	418
Tax benefit	(95)	(55)

Net effect on net income	$484	$363

We have historically settled stock option exercises with newly issued common shares. The intrinsic value of options exercised in the years ended December 31, 2006 and 2005 was $3,710 and $272, respectively. The following table summarizes our stock option exercises for the year ended December 31, 2007:

2007
Options exercised	364
Cash proceeds from options exercised	$2,910
Intrinsic value of options exercised	$2,873
Tax benefit realized from options exercised	$971

The following table sets forth our stock option activity for the year ended December 31, 2007:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	1,239	$11.61
Granted	260	13.24
Exercised	(364)	7.98
Forfeited	(193)	7.53
Expired	(66)	31.63

Outstanding, December 31, 2007	876	12.99	6.15	$1,861

Vested and expected to vest	758	13.41	5.74	$1,605

Exercisable, December 31, 2007	536	14.48	4.40	$1,212

Total exercisable options and their weighted average exercise price at December 31, 2006 and 2005 were 819 shares at $14.07 and 2,072 shares at $10.42, respectively. Unearned compensation cost related to the unvested portion of outstanding stock options as of December 31, 2007 was $2,055 and is expected to be recognized over a weighted-average period of approximately 2.5 years.

We awarded nonvested stock in 2006 and 2007 under our 1997 Plan and issued such awards from treasury stock. Recipients of nonvested stock possess the rights of stockholders, including voting rights and the right to receive dividends. We recognize expense associated with stock awards ratably over the respective vesting periods. The fair value of nonvested stock was determined by the end of day market value of our common stock on the grant date. The following table summarizes the status of our nonvested shares as of December 31, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	10	$9.92
Granted	25	13.13
Vested	(3)	9.92
Forfeited	—	—

Nonvested at December 31, 2007	32	$12.39

In the year ended December 31, 2007, the fair value of vested nonvested shares totaled $33. Unearned compensation costs related to the nonvested portion of outstanding nonvested stock as of December 31, 2007 was $318 and is expected to be recognized over a weighted-average period of approximately 1.4 years.

10.	INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
Paid or currently payable:
Federal	$11,027	$5,765	$3,127
State	935	506	667

Total current	11,962	6,271	3,794

Deferred:
Federal	1,581	1,968	(125)
State	83	211	14

Net deferred	1,664	2,179	(111)

Net provision	$13,626	$8,450	$3,683

The components of the deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
Current:
Provisions for doubtful accounts	$1,482	$1,604
Inventory costs capitalized for tax purposes	147	134
Inventory and sales returns reserves	598	610
Deductible expenses, primarily employee-benefit related	105	58
State tax contingency and other accruals	63	1,007
Other	463	424

Net deferred tax asset—current	$2,858	$3,837

Non-Current:
Compensation under non-statutory stock option agreements	$153	$75
Tax effect of state tax loss carryforwards	1,414	1,258
State tax credit carryforwards	1,268	1,595
Excess of book value over the tax basis of goodwill and other intangibles	(6,633)	(5,403)
Excess of book value over the tax basis of property and equipment	(2,470)	(1,607)
FIN 48 gross up for federal benefit	636	—
Capitalized software	618	—
Deferred revenue	347	—
State tax contingency and other accruals	1,314	—

Subtotal	(3,353)	(4,082)
Valuation allowance	(2,083)	(2,270)

Net deferred tax liability—non-current	(5,436)	(6,352)

Net deferred tax liability	$(2,578)	$(2,515)

The state tax credit carryforwards are available to offset future state income taxes in years with sufficient state income levels to create creditable tax and within the applicable carryforward period for these credits. Total tax credit carryforwards aggregated $1,268 and $1,595 at December 31, 2007 and 2006, respectively. These credits are subject to a five-year carryforward period, with $415 expiring beginning in 2008 and $401, $280, and $172 expiring respectively on an annual basis through 2011. Additionally, certain of our subsidiaries have state net operating loss carryforwards aggregating $24,156 at December 31, 2007, and representing state tax benefits, net of federal taxes, of approximately $1,414. These loss carryforwards are subject to five- and twenty-year carryforward periods, with $151, $64, $65, $195, and $56 expiring from 2008 through 2012, respectively, and $883 expiring after 2021. We have provided valuation allowances of $2,083 and $2,270 at December 31, 2007 and 2006, respectively, against the state tax credit and state tax loss carryforwards, representing the portion of carryforward credits and losses that we believe are not likely to be realized. The net change in the valuation allowance in 2007 includes a reduction of $349 related to the utilization and expiration of state net operating loss carryforwards and state tax carryforwards. The net change in the valuation allowance in 2006 includes a reduction of $191 related to the expiration of state net operating loss carryforwards.

The reconciliation of our 2007, 2006, and 2005 income tax provision to the statutory federal tax rate is as follows:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	3.2	5.2
State tax loss carryforwards	(0.4)	(2.0)	(5.1)
Less valuation allowance	0.4	2.0	5.1
Nondeductible expenses	0.5	1.4	3.2
Other – net	(0.9)	(1.6)	1.9

Effective income tax rate	37.2%	38.0%	45.3%

We file one consolidated United States federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions in which we file. An Internal Revenue Service audit of the 2005 tax year commenced in November 2007.

Effective January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized an increase of $953 in the liability for unrecognized income tax benefits, a decrease of $607 in the noncurrent liability for deferred income taxes, and a cumulative effect decrease of $346 in the January 1, 2007 balance of retained earnings. As of the date of adoption and after recognition of the increase noted above, the aggregate liability for unrecognized income tax benefits is $2,169, including interest and penalties. At January 1, 2007, $1,562 of tax benefit, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,222
Additions based on tax positions related to the current year	179
Additions based on tax positions of prior years	987
Reductions for tax positions of prior years for:
Lapses of applicable statute of limitations	(20)

Balance at December 31, 2007	$2,368

We have elected to continue our historic treatment for interest and penalties, recognizing potential interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. Pursuant to our adoption of FIN 48, $711 and $236 of this liability as of January 1, 2007 related to interest and penalties, respectively. During the twelve months ended December 31, 2007, we recognized an additional $1,389 liability for unrecognized income tax positions relating to tax positions taken in the current and prior periods. Of this amount, $185 relates to additional interest and penalties associated with unrecognized tax benefits; total interest and penalties at December 31, 2007 aggregated $840 and $292, respectively. As of December 31, 2007, unrecognized tax benefits of $1,829 would favorably affect our effective tax rate, if recognized.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statute of limitations, or other reasons prior to December 31, 2008.

11.	EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2007, 2006, or 2005. We made matching contributions to the employee savings element of the plan of $979, $831, and $662 in 2007, 2006, and 2005, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease an office facility from our principal stockholders under a 20-year noncancelable operating lease scheduled to expire in 2008. This lease agreement requires us to pay all real estate taxes and insurance premiums related thereto. We also lease several other buildings from our principal stockholders on a month-to-month basis.

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to six years.

Future aggregate minimum annual lease payments under these leases at December 31, 2007 are as follows:

Year Ending December 31	Related Parties	Others	Total
2008	$71	$2,752	$2,823
2009	—	1,811	1,811
2010	—	702	702
2011	—	625	625
2012	—	131	131
2013 and thereafter	—	38	38

Total rent expense aggregated $3,548, $3,780, and $3,413 for the years ended December 31, 2007, 2006, and 2005, respectively, under the terms of the leases described above. Such amounts included $381, $386, and $157 in 2007, 2006, and 2005, respectively, paid to related parties.

Sports Marketing Agreements

We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2012 and 2013, respectively. These agreements grant us various marketing rights and seating arrangements.

Future aggregate minimum annual payments required under these agreements at December 31, 2007 are as follows:

Year Ending December 31	Total
2008	$1,518
2009	367
2010	379
2011	275
2012	285
2013 and thereafter	295

Total marketing expense payments under agreements with these organizations aggregated $1,869, $1,944, and $1,482 for the years ended December 31, 2007, 2006, and 2005, respectively, under the terms of the agreements described above.

Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are also subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A multi-state unclaimed property audit is in progress, and certain sales tax audits may be imminent. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Such outcome could have a material negative impact on our financial condition, results of operations, and cash flows.

13.	OTHER RELATED-PARTY TRANSACTIONS

As described in Notes 8 and 12, we have leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to us through common ownership.

	2007	2006	2005
Revenue:
Sales of services to affiliated companies	$35	$62	$82

14.	SEGMENT AND RELATED DISCLOSURES

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. Our Chief Operating Decision Maker (CODM) evaluates our operations based on a measure of operating income. The internal organization used by our CODM to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer.

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers; the “Large Account” segment, which serves medium-to-large corporations; and the “Public Sector” segment, which serves federal, state, and local government and educational institutions—together with our Headquarters/Other group that supports our operating segments.

In the third quarter of 2007, we revised the reporting of operating segments. Under this revised reporting structure, logistics and centralized headquarters functions that were formerly provided by the SMB segment to the Public Sector and Large Account segments were separated from the SMB segment. The logistics functions include purchasing, distribution, and fulfillment services to support all three sales segments, and costs and intercompany charges associated with the logistics function are allocated to operating segments based on utilization by those segments. The centralized headquarters functions provide services in areas such as finance, human resources, information technology, legal, communications, and marketing. Most of the operating costs associated with the corporate headquarters functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. Certain of the headquarters costs relating to executive oversight functions no longer being allocated to the operating segments are included under the heading of “Headquarters/Other” in the tables below.

We have restated prior year segment information to conform to our revised segment reporting structure. Net sales represent net sales to external customers as our CODM does not review inter-segment product revenues. In addition, our CODM reviews income tax expense on a consolidated basis, and as a result, we do not report income tax expense for operating segments. Segment information applicable to our reportable operating segments for the years ended December 31, 2007, 2006, and 2005 is shown below:

	Year Ended December 31, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$964,503	$514,770	$306,106		$1,785,379

Operating income (loss) before allocations	$64,699	$29,156	$12,991	$(70,057)	$36, 789
Allocations	(40,447)	(1,182)	(11,386)	53,015	—

Operating income (loss)	$24,252	$27,974	$1,605	$(17,042)	$36, 789
Interest and other — net	29	49	(46)	(200)	(168)

Income (loss) before taxes	$24,281	$28,023	$1,559	$(17,242)	$36,621

Selected Operating Expense:
Depreciation and Amortization	$303	$1,305	$114	$5,059	$6,781
Special Charges	—	$541	—	—	$541

Balance Sheet Data:
Total assets	$140,234	$154,031	$53,844	$32,770	$380, 879

	Year Ended December 31, 2006
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$887,040	$482,850	$265,761		$1,635,651

Operating income (loss) before allocations	$59,534	$25,273	$8,629	$(69,503)	$23, 933
Allocations	(46,481)	(863)	(13,493)	60,837	—

Operating income (loss)	$13,053	$24,410	$(4,864)	$(8,666)	$23,933
Interest and other — net	6	69	(68)	(1,714)	(1,707)

Income (loss) before taxes	$13,059	$24,479	$(4,932)	$(10,380)	$22,226

Selected Operating Expense:
Depreciation and Amortization	$269	$1,434	$121	$5,225	$7,049
Special Charges	44	1,384	9	954	$2,391

Balance Sheet Data:
Total assets	$156,901	$167,960	$44,305	$(22,482)	$346, 684

	Year Ended December 31, 2005
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$834,618	$347,508	$262,171		$1,444,297

Operating income (loss) before allocations	$53,249	$18,140	$4,974	$(66,875)	$9, 488
Allocations	(42,490)	(1,390)	(12,925)	56,805	—

Operating income (loss)	$10,759	$16,750	$(7,951)	$(10,070)	$9,488
Interest and other — net	(41)	49	53	(1,419)	(1,358)

Income (loss) before taxes	$10,718	$16,799	$(7,898)	$(11,489)	$8,130

Selected Operating Expense:
Depreciation and Amortization	$402	$824	$132	$5,839	$7,197
Special Charges	—	—	251	1,876	$2,127

Balance Sheet Data:
Total assets	$136,016	$139,925	$36,531	$25,233	$337, 705

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

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, and goodwill and other tangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $75,020, $173,071 and $114,290 for the years ended December 31, 2007, 2006, and 2005, respectively. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors revenue by product mix (Notebooks and PDAs; Desktops and Servers; Storage Devices; Software; Net/Com Products; Printers and Printer Supplies; Video, Imaging, and Sound; Memory and System Enhancements; and Accessories/Other).

Net sales by segment and product mix are presented below:

	Years Ended December 31,
	2007	2006	2005
Segment (excludes transfers between segments)
SMB	$964,503	$887,040	$834,618
Large Account	514,770	482,850	347,508
Public Sector	306,106	265,761	262,171

Total	$1,785,379	$1,635,651	$1,444,297

Product Mix
Notebooks and PDAs	$290,709	$283,203	$265,562
Desktop/Servers	250,767	229,407	208,596
Storage Devices	161,073	139,807	123,360
Software	226,106	203,985	173,952
Net/Com Products	144,654	137,867	114,107
Printers and Printer Supplies	170,963	164,683	150,824
Video, Imaging, and Sound	259,140	212,338	179,035
Memory and System Enhancements	84,966	80,789	75,489
Accessories/Other	197,001	183,572	153,372

Total	$1,785,379	$1,635,651	$1,444,297

Substantially, all of our net sales in 2007, 2006, and 2005 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in 2007, 2006, and 2005. All of our assets at December 31, 2007 and 2006 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. No single customer other than the federal government accounted for more than 3% of total net sales in 2007, 2006, and 2005. Net sales to the federal government in 2007, 2006, and 2005 were $98,543, $72,550, and $68,924, or 5.5%, 4.4%, and 4.8% of total net sales, respectively.

15.	SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 2006. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net Sales	$398,180	$441,122	$456,470	$489,607
Cost of Sales	348,265	387,082	398,940	432,122

Gross Profit	49,915	54,040	57,530	57,485
Selling, general and administrative expenses	44,193	45,005	45,572	46,870
Special charges	—	—	—	541

Income from operations	5,722	9,035	11,958	10,074
Interest expense	(208)	(242)	(218)	(264)
Other, net	201	260	192	111

Income before income taxes	5,715	9,053	11,932	9,921
Income tax provision	(2,330)	(3,300)	(4,247)	(3,749)

Net income	$3,385	$5,753	$7,685	$6,172

Weighted average common shares outstanding:
Basic	26,680	26,798	26,814	26,844

Diluted	27,005	26,995	27,017	27,052

Earnings per common share:
Basic	$0.13	$0.21	$0.29	$0.23

Diluted	$0.13	$0.21	$0.28	$0.23

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net Sales	$380,478	$408,094	$415,213	$431,866
Cost of Sales	334,060	357,351	364,070	379,919

Gross Profit	46,418	50,743	51,143	51,947
Selling, general and administrative expenses	41,955	44,534	43,291	44,147
Special charges	891	450	1,050	—

Income from operations	3,572	5,759	6,802	7,800
Interest expense	(644)	(437)	(394)	(353)
Other, net	11	(15)	38	87

Income before income taxes	2,939	5,307	6,446	7,534
Income tax provision	(1,233)	(2,196)	(2,058)	(2,963)

Net income	$1,706	$3,111	$4,388	$4,571

Weighted average common shares outstanding:
Basic	25,259	25,283	25,446	26,067

Diluted	25,299	25,396	25,667	26,507

Earnings per common share:
Basic	$0.07	$0.12	$0.17	$0.18

Diluted	$0.07	$0.12	$0.17	$0.17

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-Offs	Balance at End of Period
Allowance for Sales Returns
Year Ended December 31, 2005	$1,493	$34,081	$(33,286)	$2,288
Year Ended December 31, 2006	2,288	33,796	(33,856)	2,228
Year Ended December 31, 2007	2,228	39,226	(39,311)	2,143
Allowance for Doubtful Accounts
Year Ended December 31, 2005	$4,133	$3,993	$(4,498)	$3,628
Year Ended December 31, 2006	3,628	2,885	(2,400)	4,113
Year Ended December 31, 2007	4,113	1,587	(1,755)	3,945
Inventory Valuation Reserve
Year Ended December 31, 2005	$1,235	$6,119	$(5,805)	$1,549
Year Ended December 31, 2006	1,549	6,563	(6,957)	1,155
Year Ended December 31, 2007	1,155	6,546	(6,496)	1,205

S-1