Form 10-K/A
period 2007-12-31
PC CONNECTION INC
filed 2008-03-20
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☐    NO  ☒

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☒

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

Explanatory Note

PC Connection, Inc. (“PC Connection”) hereby amends Part IV, Item 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”), as originally filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Filing”). PC Connection is filing this Amendment No. 1 on Form 10-K/A solely to amend and restate the (a) list of Exhibits in Item 15(b) and (b) Consent of Deloitte & Touche LLP, our independent registered public accounting firm, which is attached to the Annual Report as Exhibit 23.1. Exhibit 23.1 to the Original Filing inadvertently failed to include a consent to the incorporation by reference of Deloitte’s report on the effectiveness of PC Connection’s internal control over financial reporting as of December 31, 2007. The revised Exhibit 23.1 now includes such a consent.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, PC Connection has set forth the text of Item 15 in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Annual Report. This Amendment does not reflect events occurring after March 14, 2008, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from PC Connection’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

(3)	Supplementary Data

Not applicable.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.2(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.

3.4(27)	Amended and Restated Bylaws of Registrant.

4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.

9.1(1)	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.

10.1(1)	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.

10.2(1)	1993 Incentive and Non-Statutory Stock Option Plan, as amended.

10.3(5)	1997 Amended and Restated Stock Incentive Plan.

10.4(24)	2007 Stock Incentive Plan.

10.5(20)	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.

10.6(25)	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.

10.7(25)	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.

10.8(25)	Form of Restricted Stock Agreement for 2007 Stock Incentive Plan.

10.9(19)	PC Connection, Inc. Discretionary Bonus Plan.

10.10(1)	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.

10.11(12)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.12(12)	Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.13(12)	Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.14(12)	Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

10.15(20)	Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.16(20)	Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.17(16)	Second Amended and Restated Credit and Security Agreement, dated June 29, 2005, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., Merrimack Services Corporation, PC Connection Sales Corporation, PC Connection Sales of Massachusetts, Inc., and MoreDirect, Inc., each as guarantors.

10.18(26)	Third Amendment, dated October 15, 2007, to the Second Amended and Restated Credit and Security Agreement by and among the Registrant and certain subsidiary guarantors, and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts, as lender and agent.

10.19(17)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.

10.20(1)	Lease between the Registrant and Gallup & Hall partnership, dated June 1, 1987, as amended, for property located in Marlow, New Hampshire.

10.21(4)	Amendment, dated January 1, 1999, to the Lease Agreement between the Registrant and Gallup & Hall Partnership, dated June 1, 1987, as amended for property located in Marlow, New Hampshire.

10.22(9)	Lease between Merrimack Services Corporation and Audio Accessories, Inc., dated November 1, 2002, for property located at Mill Street, Marlow, New Hampshire.

10.23(1)	Lease between the Registrant and Gallup & Hall partnership, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.

10.24(9)	Amendment, dated June 1, 2002, to the Lease Agreement between Merrimack Services Corporation and Gallup & Hall, dated May 1, 1997, for property located at 442 Marlboro Street, Keene, New Hampshire.

10.25(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.

10.26(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.27(1)	Lease between the Registrant and Gallup & Hall partnership, dated July 22, 1988, as amended, for property located at 450 Marlboro Street, Keene, New Hampshire.

10.28(4)	Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.

10.29(13)	Amendment No. 1, dated September 7, 2004, to the Lease Agreement between Merrimack Services Corporation and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.

10.30(21)	Amendment No. 2, dated May 1, 2006, to the Lease between PC Connection, Inc. and The Hillsborough Group, dated January 5, 2000, for property located at 706 Route 101A, Merrimack, New Hampshire.

10.31(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 24, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.

10.32(4)	Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.33(9)	Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.34(14)	Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.35(22)	Sixth Amendment, dated October 26, 2006, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 24, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.36(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.

10.37(6)	First Amendment, dated June 19, 2001, to the Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and Merrimack Services Corporation for property located at Old State Route 73, Wilmington, Ohio.

10.38(12)	Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.39(20)	Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.40(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.

10.41(4)	First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.42(4)	Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.43(4)	Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.44(9)	Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.45(20)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.46(4)	Lease between Merrimack Services Corporation and Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.

10.47(21)	First Amendment, dated April 21, 2006, to the Lease Agreement between Merrimack Services Corporation and Whatman, Inc. successor-by-merger to Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.

10.48(28)	Second Amendment, dated January 31, 2008, to the Lease Agreement between Merrimack Services Corporation and East Keene RE LLC, successor-in-interest to Whatman, Inc., dated April 21, 2006, for property located at 10 Optical Avenue, Keene, New Hampshire.

10.49(10)	Lease between GovConnection, Inc. and Fairhaven Investors Limited Partnership, dated April 30, 2003, for property located at 2150 Post Road, Fairfield, Connecticut.

10.50(15)	First Amendment, dated April 14, 2005, to the Lease Agreement between GovConnection, Inc. and Fairhaven Investors Limited Partnership, dated May 1, 2003, for property located in Fairhaven, Connecticut.

10.51(13)	Fifth Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.52(28)	Sixth Amendment, dated February 29, 2008, to the Lease Agreement between Merrimack Services Corporation and RFP Lincoln 293, LLC, assignee of the leasehold interest of Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.53(14)	Lease between MoreDirect, Inc. and Boca Technology Center, LLC, dated February 14, 2005, for property located in Boca Raton, Florida.

10.54(14)	Sublease between Merrimack Services Corporation and 222 International, LP, dated March 4, 2005, for property located in Portsmouth, New Hampshire.

10.55(20)	Lease between MoreDirect, Inc. and RMC Midway Walnut, LP, dated January 6, 2006, for property located at 14295 Midway Road, Addison, Texas.

10.56(20)	Lease between PC Connection Sales of Massachusetts, Inc. and RMC Midway Walnut, LP, dated January 6, 2006, for property located at 14295 Midway Road, Addison, Texas.

10.57(23)	Release and Settlement Agreement, dated December 1, 2006, by and between the United States of America and GovConnection, Inc.

10.58(28)	Summary of Compensation for Executive Officers.

10.59(28)	Summary of Compensation for Non-Employee Directors.

21.1(28)	Subsidiaries of Registrant.

23.1**	Consent of Deloitte & Touche LLP.

31.1(28)	Certification of the Company’s Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(28)	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of the Company’s Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(28)	Certification of the Company’s Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(28)	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.

(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(6)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on April 1, 2002.
(8)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, dated April 5, 2002.
(9)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(10)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 13, 2003.
(11)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File number 0-23827, filed November 20, 2003.
(12)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(13)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(14)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2005.
(15)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 16, 2005.
(16)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on July 6, 2005.
(17)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(18)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 14, 2005.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 30, 2005.
(20)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(21)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2006.
(22)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
(23)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 7, 2006.
(24)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 30, 2007.
(25)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 10, 2007.
(26)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 13, 2007.
(27)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(28)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 14, 2008.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.

Date: March 20, 2008

	By:	/S/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer