Form 10-Q
period 2008-03-31
PC CONNECTION INC
filed 2008-05-12
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(603) 683-2000

(Registrant’s telephone number, including area code)

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of May 2, 2008 was 26,803,337.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I    FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PC Connection, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2008, we expressed an unqualified opinion on those consolidated financial statements (and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007.) In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 12, 2008

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,488	$13,741
Accounts receivable, net	178,473	202,216
Inventories—merchandise	65,670	76,090
Deferred income taxes	2,880	2,858
Income taxes receivable	2,010	345
Prepaid expenses and other current assets	3,735	4,322

Total current assets	273,256	299,572
Property and equipment, net	22,807	20,831
Goodwill	56,867	56,867
Other intangibles, net	3,024	3,291
Other assets	308	318

Total Assets	$356,262	$380,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$571	$527
Accounts payable	86,413	111,140
Accrued expenses and other liabilities	19,428	20,557
Accrued payroll	6,959	10,816

Total current liabilities	113,371	143,040

Capital lease obligation to affiliate, less current maturities	4,141	4,309
Deferred income taxes	6,883	5,436
Other liabilities	3,486	3,784

Total Liabilities	127,881	156,569

Stockholders’ Equity:
Common stock	273	273
Additional paid-in capital	94,368	94,132
Retained earnings	136,744	131,970
Treasury stock at cost	(3,004)	(2,065)

Total Stockholders’ Equity	228,381	224,310

Total Liabilities and Stockholders’ Equity	$356,262	$380,879

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$423,724	$398,180
Cost of sales	370,980	348,265

Gross profit	52,744	49,915
Selling, general and administrative expenses	45,393	44,193

Income from operations	7,351	5,722
Interest expense	(162)	(208)
Other, net	159	201

Income before taxes	7,348	5,715
Income tax provision	(2,574)	(2,330)

Net income	$4,774	$3,385

Weighted average common shares outstanding:
Basic	26,860	26,680

Diluted	26,974	27,005

Earnings per common share:
Basic	$.18	$.13

Diluted	$.18	$.13

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2008

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2008	27,252	$273	$94,132	$131,970	(327)	$(2,065)	$224,310
Stock compensation expense	—	—	207	—	—	—	207
Exercise of stock options, including income tax benefit	3	—	29	—	—	—	29
Repurchase of common stock for Treasury	—	—	—	—	(92)	(939)	(939)
Net income	—	—	—	4,774	—	—	4,774

Balance—March 31, 2008	27,255	$273	$94,368	$136,744	(419)	$(3,004)	$228,381

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$4,774	$3,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,670	1,888
Provision for doubtful accounts	399	337
Deferred income taxes	1,425	(168)
Stock compensation expense	207	(68)
Income tax benefit from exercise of stock options	4	887
Excess tax benefit from exercise of stock options	(1)	(343)
Loss on disposal of fixed assets	—	6
Changes in assets and liabilities:
Accounts receivable	23,344	23,551
Inventories	10,420	2,000
Prepaid expenses and other current assets	(1,078)	(1,454)
Other non-current assets	10	8
Accounts payable	(25,180)	(21,910)
Accrued expenses and other liabilities	(5,284)	(2,179)

Net cash provided by operating activities	10,710	5,940

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,926)	(1,474)

Net cash used for investing activities	(2,926)	(1,474)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	28,815	—
Repayment of short-term borrowings	(28,815)	—
Repayment of capital lease obligation	(124)	(217)
Purchase of treasury shares	(939)	—
Exercise of stock options	25	2,494
Excess tax benefit from exercise of stock options	1	343

Net cash (used for) provided by financing activities	(1,037)	2,620

Increase in cash and cash equivalents	6,747	7,086
Cash and cash equivalents, beginning of period	13,741	17,582

Cash and cash equivalents, end of period	$20,488	$24,668

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three months ended March 31, 2008 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2008.

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

Revenue for third party service contracts is recorded on a net sales recognition basis because we do not assume the risks and rewards of ownership in these transactions. For such contracts, we evaluate whether the sales of such services should be recorded as gross sales or net sales as required under the guidelines described in Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Under gross sales recognition, we are the primary obligor, and the entire selling process is recorded in sales with our cost to the third party service provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third party service provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment and software manufacturers directly to our customers and

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

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

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other operating expenses of our distribution center are included in selling, general and administrative (”SG&A”) expenses. Total direct operating expenses relating to these functions included in SG&A expenses for the periods reported are shown below:

Three Months Ended March 31,
2008	2007
$3,067	$2,787

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

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

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory in accordance with EITF 02-16. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and as a result, we classify substantially all vendor consideration as a reduction of cost of inventory purchases rather than a reduction of advertising expense.

Goodwill and Other Intangible Assets

We have designated January 1 of each year as the date we perform our annual impairment tests relative to goodwill. We completed the impairment review in January 2008 and determined that our goodwill and trademarks were not impaired.

March 31, 2008
Goodwill	$56,867
Trademarks	1,190

Intangible assets subject to amortization at March 31, 2008 consisted of customer lists of $1,655 and a licensing agreement of $179 (net of accumulated amortization of $3,565 and $296, respectively). Intangible assets subject to amortization at December 31, 2007 consisted of customer lists of $1,893 and a licensing agreement of $208 (net of accumulated amortization of $3,326 and $267, respectively). For each of the three-month periods ended March 31, 2008 and 2007, we recorded amortization expenses of $268.

The estimated amortization expense for each of the three succeeding years and thereafter is as follows:

For the Year Ended December 31,
2008	$804	(*)
2009	942
2010	88
2011 and thereafter	—

(*)	Represents estimated amortization expense for the nine months ending December 31, 2008.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), we measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the periods that such services are performed in our condensed consolidated financial statements (described in Note 5). We utilize the Black-Scholes option valuation model to assess the grant date fair value of stock option awards. We determine the fair value of nonvested stock awards using the end of day market value of our common stock on the grant date. SFAS 123(R) requires that we estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates.

Income Taxes

We recognize deferred income tax assets and liabilities for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. On January 1, 2007, we adopted Financial Accounting Standards Board (“ FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”). We account for uncertain tax positions in accordance with FIN 48. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2008, there were no material changes in the liability for unrecognized tax benefits. We do not currently expect that our unrecognized tax benefits will change significantly within the next twelve months.

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

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit, however, limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts.

In February 2008, we repurchased an aggregate of 91,779 shares for $939. As of March 31, 2008, we have repurchased an aggregate of 454,196 shares for $3,225. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $9,061. We have issued nonvested shares from treasury stock in prior periods and have reflected the net remaining balance of treasury stock on the condensed consolidated balance sheet.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to equity awards outstanding to purchase common stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2008	2007
Numerator:
Net income	$4,774	$3,385

Denominator:
Denominator for basic earnings per share	26,860	26,680
Dilutive effect of equity awards	114	325

Denominator for diluted earnings per share	26,974	27,005

Earnings per share:
Basic	$.18	$.13

Diluted	$.18	$.13

The following weighted-average outstanding stock options during the three months ended March 31, 2008 and 2007 were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock during the respective periods:

	Three Months Ended
March 31,	2008	2007
Anti-dilutive stock options	577	205

Note 3—Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we partially adopted SFAS No. 157 for financial assets and liabilities and it did not have a significant effect on our financial position, results of operations, and cash flows.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which permits companies to voluntarily choose to measure specified financial instruments and other items at fair value on a contract-by-contract basis. If the fair value option is elected, subsequent changes in fair value will be required to be reported in earnings each reporting period. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not elected to measure any eligible items at fair value. Accordingly, the adoption of SFAS 159 did not have a material impact on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS 141(Revised), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” SFAS 141(Revised) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. We are currently assessing the potential impact SFAS 141(Revised) will have on our financial statements.

Note 4—Segment and Related Disclosures

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. Our Chief Operating Decision Maker, or CODM, evaluates our operations based on a measure of operating income. The internal organization used by our CODM to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer.

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers; the “Large Account” segment, which serves medium-to-large corporations; and the “Public Sector” segment, which serves federal, state, and local government and educational institutions—together with our Headquarters/Other group that provide services in areas such as finance, human resources, information technology, legal, communications, and marketing. Most of the operating costs associated with the corporate headquarters functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight functions that are not allocated to the operating segments are included under the heading of “Headquarters/Other” in the tables below.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Net sales represent net sales to external customers as our CODM does not review inter-segment product revenues. Segment information applicable to our reportable operating segments for the three months ended March 31, 2008 and 2007 is shown below:

	Three Months Ended March 31, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$240,149	$117,208	$66,367		$423,724

Operating income (loss) before allocations	$18,004	$6,131	$2,226	$(19,010)	$7, 351
Allocations	(10,925)	(724)	(3,103)	14,752	—

Operating income (loss)	$7,079	$5,407	$(877)	$(4,258)	$7, 351

Selected Operating Expense:
Depreciation and amortization	$68	$321	$28	$1,253	$1,670
Balance Sheet Data:
Total assets	$143,577	$141,622	$48,903	$22,160	$356,262

	Three Months Ended March 31, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$233,933	$110,315	$53,932		$398,180

Operating income (loss) before allocations	$15,921	$5,539	$1,200	$(16,938)	$5, 722
Allocations	(11,453)	(250)	(2,971)	14,674	—

Operating income (loss)	$4,468	$5,289	$(1,771)	$(2,264)	$5,722

Selected Operating Expense:
Depreciation and amortization	$78	$389	$28	$1,393	$1,888
Balance Sheet Data:
Total assets	$151,036	$138,248	$26,073	$13,721	$329,078

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, and goodwill and other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $86,796 and $104,974 for March 31, 2008 and 2007, respectively. Our capital expenditures are largely comprised of IT hardware and software purchased and software developed internally, to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

Net sales by business segment and product mix are presented below:

	Three Months Ended
March 31,	2008	2007
Segment (excludes transfers between segments)
SMB	$240,149	$233,933
Large Account	117,208	110,315
Public Sector	66,367	53,932

Total	$423,724	$398,180

Product Mix
Notebooks and PDAs	$64,101	$73,643
Video, Imaging and Sound	62,291	48,101
Desktops/Servers	58,409	57,528
Software	56,146	48,286
Storage Devices	42,562	34,808
Printers and Printer Supplies	40,839	41,653
Net/Com Products	35,794	29,819
Memory and System Enhancements	15,094	19,949
Accessories/Other	48,488	44,393

Total	$423,724	$398,180

Substantially all of our net sales for the three months ended March 31, 2008 and 2007 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in each of those respective periods. All of our assets at March 31, 2008 and December 31, 2007 were located in the United States. Our primary target customers are small- and medium-sized businesses with 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 2% of total net sales in the three months ended March 31, 2008 and 2007. Net sales to the federal government accounted for $23,085, or 5.4% of total net sales for the three months ended March 31, 2008, and $13,293, or 3.3% of total net sales for the three months ended March 31, 2007.

Note 5—Share-Based Compensation

In accordance with SFAS 123(R), we measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the periods that such services are performed in our condensed consolidated financial statements. We utilize the Black-Scholes option valuation model to assess the grant date fair value of stock option awards. For nonvested stock awards, we use the end of day market value of our common stock on the grant dates to determine the fair value of such awards. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates. We recognize share-based compensation as a component of SG&A expense. For the three months ended March 31, 2007, share-based compensation included a $150 benefit due to revisions in stock option forfeiture rates. Total share-based compensation for the periods reported is shown below:

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
March 31,	2008	2007
Share-based compensation	$207	$(68)

Effective in the first quarter of 2008, our Board of Directors approved a stock option grant under our 2007 Stock Incentive Plan. The stock option was granted with four-year graded vesting terms, a contractual life of ten years, and an exercise price equal to the end of day market price of our common stock on the grant date. We did not grant any equity awards in the three months ended March 31, 2007.

The following table summarizes the equity award made in the first quarter of 2008:

	2008 Grants
	Shares	Fair Value
Stock options	100	$535

The application of the Black-Scholes option valuation model requires certain key input assumptions, including expected volatility, option term, and risk-free interest rates. Expected volatility is based on the historical volatility of our common stock. The expected term of options is estimated using the historical option exercise behavior of employees and directors. The risk-free interest rate is based on the U.S. Treasury yield curve corresponding to the stock option’s expected term. The key weighted-average assumptions we used to apply this pricing model were as follows:

2008 Awards
Risk-free interest rates	2.81%
Volatility	57.9%
Expected term of option grants	4.8 years
Dividend yield	0%

We have historically settled stock option exercises with newly issued common shares and expect to continue this practice. The following table summarizes our stock option exercises for the periods presented:

Three Months Ended March 31,	2008	2007
Options exercised	3	292
Cash proceeds from exercised options	$25	$2,494
Intrinsic value of exercised options	$9	$2,336

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

The following table sets forth our stock option activity for the three months ended March 31, 2008:

	Option Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	876	$12.99

Granted	100	10.51	$5.35
Exercised	(3)	7.83
Expired	(10)	11.67

Outstanding, March 31, 2008	963	$12.77		6.29	$545

Vested and expected to vest	862	$12.94		5.95	$512

Exercisable, March 31, 2008	538	$14.39		4.15	$325

Total compensation cost related to the nonvested stock options not yet recognized as of March 31, 2008 was $2,347 and is expected to be recognized over a weighted-average period of approximately 2.7 years.

We have awarded in prior periods shares of nonvested stock. Recipients of nonvested shares possess the rights of shareholders, including voting rights and the right to receive dividends. We did not grant any nonvested stock in the three months ended March 31, 2007 or 2008, and nonvested shares were not released or forfeited in these periods. Total compensation cost related to the nonvested stock awards not yet recognized as of March 31, 2008 was $235 and is expected to be recognized over a weighted-average period of approximately 1.2 years.

Note 6—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

A federal income tax audit is currently being conducted by the Internal Revenue Service. We are also subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A multi-state unclaimed property audit is in progress, and certain sales tax audits may be imminent. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Such outcome could have a material impact on our results of operations and financial condition.

Note 7—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $30,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (5.25% at March 31, 2008). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(amounts in thousands, except per share data)

durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at March 31, 2008 was less than 0.1 to 1.0. The entire $50,000 facility was available for borrowing at March 31, 2008.

No borrowings were outstanding under this credit facility at March 31, 2008 and December 31, 2007. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At March 31, 2008, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions up to an aggregate amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At March 31, 2008 and December 31, 2007, accounts payable included $10,249 and $12,197, respectively, owed to these financial institutions.

Note 8—Related-Party Transactions

We lease our corporate headquarters from an affiliated company related to us through common ownership under a fifteen-year lease. Lease payments for the facility commenced in December 1998, and we have the option to renew the lease for two additional terms of five years each. We also lease a facility adjacent to our corporate headquarters from this affiliated company on a month-to-month basis. During the first quarter of 2008, a construction project was commenced to convert the building’s usage to general office space. We expect to lease this facility on a long-term basis after construction is completed. To facilitate construction, we advanced temporary funds aggregating $577 through March 31, 2008, to cover certain preliminary design and construction costs of the project, pending the completion of arrangements for permanent funding by the affiliated company. In addition, we entered into a contractual arrangement with the affiliate to insure the repayment of the advance prior to project completion. On May 9, 2008, the affiliated company paid us the full aggregate balance of $577.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A“Risk Factors” of this Quarterly Report on Form 10-Q.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers that consist of manufacturers and distributors that historically have sold only to resellers rather than to end users. Certain manufacturers have on many occasions attempted to sell directly to our customers, thereby eliminating our role. Consolidation in this industry is more evident than ever, as further streamlining of our supply chain occurs. If more of our suppliers were to succeed in selling to our customers directly, including the electronic distribution of software products, our financial condition, results of operations, and cash flows could be negatively affected.

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

We believe that our customers are increasingly seeking total IT solutions, rather than simply specific IT products. Through the formation of our services subsidiary, ProConnection, Inc., we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry much higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that also carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and gross margins in this competitive environment.

We seek to recruit, retain, and increase the productivity of our sales personnel through training, mentoring, financial incentives based on performance, and updating and streamlining our information systems to make our operations more efficient. We are currently undertaking a major modification and upgrade of our sales order processing and customer management system that is expected to improve sales productivity. We actively monitor and manage our expense structure in order to obtain better leverage of our operating costs.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
March 31,	2008	2007
Net sales (in millions)	$423.7	$398.2

Net sales	100.0%	100.0%
Gross margin	12.4	12.5
Selling, general and administrative expenses	10.7	11.1
Income from operations	1.7	1.4

Our year-over-year increase in sales in the first quarter of 2008 resulted from sales growth in all three segments, with approximately half of our growth realized by the Public Sector segment. Operating margins increased year over year in the first quarter of 2008 primarily due to improved leverage of our operating expenses.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended
March 31,	2008	2007
Business Segment
SMB	57%	59%
Large Account	28	28
Public Sector	15	13

Total	100%	100%

Product Mix
Notebooks and PDAs	15%	19%
Videos, Imaging and Sound	15	12
Desktops/Servers	14	14
Software	13	12
Storage Devices	10	9
Printers and Printer Supplies	10	11
Net/Com Products	8	7
Memory and System Enhancements	4	5
Accessories/Other	11	11

Total	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2008	2007
Business Segment
SMB	13.9%	13.5%
Large Account	10.8	10.8
Public Sector	10.2	11.8
Total	12.4%	12.5%

Consolidated gross profit dollars increased for the first quarter of 2008 by $2.8 million compared to first quarter of 2007, due to higher net sales. Gross profit margin declined year over year by ten basis-points primarily due to decreased levels of agency fee revenues, which are reported on a net basis.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in SG&A expenses. Accordingly, our gross margins may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such costs, as a percentage of net sales for the periods reported, are as follows:

	Three Months Ended
March 31,	2008	2007
Purchasing/Distribution Center	0.72%	0.70%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended
March 31,	2008	2007
Personnel costs	$31.1	$29.8
Advertising, net	4.1	4.6
Facilities operations	2.6	2.3
Credit card fees	1.9	2.0
Depreciation and amortization	1.7	1.9
Professional fees	1.9	1.0
Bad debts	0.3	0.3
Other, net	1.8	2.3

Total	$45.4	$44.2

Percentage of net sales	10.7%	11.1%

Personnel costs represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Personnel costs increased year over year due to incremental variable compensation and additional support staff associated with higher revenues and gross profits.

Year-Over-Year Comparisons

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$240.1	56.6%	$234.0	58.8%	2.6%
Large Account	117.2	27.7	110.3	27.7	6.3
Public Sector	66.4	15.7	53.9	13.5	23.2

Total	$423.7	100.0%	$398.2	100.0%	6.4%

Gross Profit:
SMB	$33.3	13.9%	$31.6	13.5%	5.4%
Large Account	12.6	10.8	11.9	10.8	5.9
Public Sector	6.8	10.2	6.4	11.8	6.2

Total	$52.7	12.4%	$49.9	12.5%	5.6%

Net sales for the first quarter of 2008 increased compared to the first quarter of 2007 due to higher sales levels achieved by all three business segments, as explained below:

•

Net sales for our SMB segment increased modestly in the first quarter of 2008 due to growth in corporate outbound sales. Our SMB outbound sales representatives increased corporate sales by 9% year over year in the first quarter of 2008, by adding new business customers and acquiring a greater share of existing customers’ IT purchases. Decreased consumer sales, however, mitigated overall SMB growth, reflecting our increased focus on more diverse marketing programs designed to reach our business customers. Sales representatives for our SMB segment totaled 469 at March 31, 2008, an increase from 445 at March 31, 2007.

•

Net sales for our Large Account segment increased 6% year over year, whereas average annualized sales productivity in the first quarter of 2008 increased by 16% year over year. We attribute this success to enhancements in sales support activities and growth in service revenues. Sales representatives for our Large Account segment totaled 109 at March 31, 2008, a decrease from 114 at March 31, 2007.

•

Net sales for our Public Sector segment in the first quarter of 2008 increased 23% from the first quarter of 2007 due to additional sales made in 2008 under federal government contracts. Average annualized sales productivity in the first quarter of 2008 increased by 17% year over year due to the success of our federal sales representatives. Sales representatives for our Public Sector segment totaled 120 at March 31, 2008, an increase from 116 at March 31, 2007.

Gross profit for the first quarter of 2008 increased compared to the first quarter of 2007 in dollars in all three segments, as explained below:

•

Gross profit for our SMB segment increased year over year due to increases in both sales and gross profit margins. We believe that gross profit margins benefited from improved execution by our sales force, increased levels of higher margin service revenues, and better inventory management.

•

Gross profit for our Large Account segment in the first quarter of 2008 increased year over year due to increased sales. Gross profit margins were level year over year compared to the prior year period as increased vendor consideration was offset by slightly lower invoice product margins.

•

Gross profit for our Public Sector segment in the first quarter of 2008 increased in dollars but decreased as a percentage of net sales compared to the first quarter of 2007. Lower net agency fee revenues in the first quarter of 2008 adversely impacted gross profit margins compared to the prior year.

Selling, general and administrative expenses in the first quarter of 2008 increased in dollars but decreased as a percentage of sales compared to the first quarter of 2007.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Three Months Ended March 31,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$26.2	10.9%	$27.1	11.6%	(3.3)%
Large Account	7.2	6.1	6.7	6.0	7.5
Public Sector	7.7	11.6	8.1	15.1	(4.9)
Headquarters/Other	4.3		2.3

Total	$45.4	10.7%	$44.2	11.1%	2.7%

•

SG&A expenses for our SMB segment decreased year over year in both dollars and as a percentage of net sales. We attribute the improvement to lower net advertising expense as well as a reduction in allocation expense of centralized headquarter services. The operating costs of corporate headquarters and other support functions are charged to the reportable operating segments based on their estimated usage of the underlying functions.

•

SG&A expenses for our Large Account segment increased in dollars and as a percentage of net sales compared to the prior year period. An increase in allocation expense of centralized headquarter services and facility expenses offset a slight decrease in personnel expense in the first quarter of 2008. Personnel expense declined year over year due to a transfer of certain service personnel from our Large Account segment to our Headquarters/Other group in the latter half of 2007.

•

SG&A expenses for our Public Sector segment decreased in both dollars and as a percentage of net sales in the first quarter of 2008. The year-over-year dollar decrease was attributable to improved efficiencies and expense leverage. Decreased expense coupled with higher net sales resulted in the significant year-over-year decrease in SG&A expenses as a percentage of net sales.

•

SG&A expenses for our Headquarters/Other group increased in dollars year over year due to increased personnel headcount and bonus expense. Personnel expense increased year over year due to the above noted transfer of service personnel from our Large Account segment, which consolidated our service technicians and other related personnel into our Headquarters/Other group.

Income from operations for the first quarter of 2008 increased by $1.7 million to $7.4 million, compared to $5.7 million, in the first quarter of 2007. Income from operations as a percentage of net sales increased to 1.7% for the first quarter of 2008 compared to 1.4% for the first quarter of 2007. Our operating income increased year over year in both dollars and as a percentage of sales in the first quarter of 2008 primarily due to improvement in our leverage of operating expenses.

Interest expense for the first quarter of 2008 decreased due to lower interest incurred for our capital lease compared to the first quarter of 2007.

Our effective tax rate was 35.0% for the first quarter of 2008 and 40.8% for the first quarter of 2007. Our tax rate for the first quarter of 2008 was favorably affected by the release under FIN 48 of uncertain state tax positions in accordance with state statute of limitations expirations.

Net income for the first quarter of 2008 increased by $1.4 million to $4.8 million, compared to $3.4 million, for the first quarter of 2008, primarily as a result of the increase in income from operations.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs and capital expenditures for computer equipment and software used in our business.

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

•	Cash on Hand. At March 31, 2008, we had approximately $20.5 million in unrestricted accounts.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of March 31, 2008, our $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2008	2007
Net cash provided by operating activities	$10.7	$5.9
Net cash used for investing activities	(2.9)	(1.4)
Net cash (used for) provided by financing activities	(1.1)	2.6

Increase in cash and cash equivalents	$6.7	$7.1

Cash provided by operating activities increased by $4.8 million in the first quarter of 2008 compared to the first quarter of 2007. Cash flow provided by operations for the first quarter of 2008 resulted primarily from net income before depreciation and amortization, decreases in accounts receivable and inventory, offset partially by a decrease in accounts payable. Inventory decreased by $10.4 million from the prior year-end balance largely due to the shipment of staged customer roll-outs in the first quarter of 2008. Inventory turns was 21 turns for both the first quarter of 2008 and 2007. Accounts receivable decreased by $23.7 million from December 31, 2007 levels, despite an increase in days sales outstanding, or DSOs, primarily due to the seasonal decrease in first quarter revenues compared to the fourth quarter of 2007. DSOs were 44 days for the first quarter of 2008, compared to 42 days for the first quarter of 2007. We attribute the increase in DSOs to increased public sector sales that generally have longer payment terms compared to our business customers. Cash flow provided by operations for the first quarter of 2007 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable, offset partly by a decrease in accounts payable.

At March 31, 2008, we had $86.4 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This balance includes $10.2 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain branded inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $1.5 million in the three months ended March 31, 2008 compared to the prior year period. These activities include our capital expenditures, primarily for purchases of computer equipment and software and capitalization of internally-developed software. We recently completed an extensive desktop upgrade in 2008 that accounted for much of the above increase. We expect total capital expenditures in 2008 to be between $10.0 million and $12.0 million.

Cash used for financing activities in the three months ended March 31, 2008 was attributable largely to our purchase of treasury shares which totaled $0.9 million in the first quarter of 2008. Cash provided by financing activities in the three months ended March 31, 2007 benefited from proceeds of $2.5 million from the exercise of common stock options under employee stock plans.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (5.25% at March 31, 2008). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest expense, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. The entire $50 million facility was available for borrowing at March 31, 2008.

This facility, which matures in October 2012, operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings under the line are classified as current.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $10.2 million as of March 31, 2008, are recorded in accounts payable, and the inventory financed is classified as inventory on the condensed consolidated balance sheet.

Capital Leases. We have a 15-year lease for our corporate headquarters with an affiliated company related through common ownership. We are required to make lease payments, under this agreement, aggregating approximately $1.1 million per year. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases.

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2010 and 2013, respectively. These agreements, which grant us various marketing rights and seating arrangements, require payments aggregating $0.3 million to $1.5 million per year.

Off-Balance Sheet Arrangements. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed since we filed that report.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at March 31, 2008 was 0.01 to 1.0, as average borrowings were minimal against our credit facility during the first quarter of 2008.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2006 (loss quarters not counted). Such amount was calculated at March 31, 2008 as $170.8 million. Our actual consolidated stockholders’ equity at March 31, 2008 was $228.4 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of March 31, 2008, the entire $50.0 million facility was available for borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we partially adopted SFAS No. 157 for financial assets and liabilities and it did not have a significant effect on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which permits companies to voluntarily choose to measure specified financial instruments and other items at fair value on a contract-by-contract basis. If the fair value option is elected, subsequent changes in fair value will be required to be reported in earnings each reporting period. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not elected to measure any eligible items at fair value. Accordingly, the adoption of SFAS 159 did not have a material impact on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS 141(Revised), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” SFAS 141(Revised) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. We are currently assessing the potential impact SFAS 141(Revised) will have on our financial statements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings, which bear interest at variable rates based on the prime rate and Euro dollar rates. We had no borrowings outstanding pursuant to our credit agreement as of March 31, 2008. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, no borrowings were outstanding pursuant to the credit agreement at March 31, 2008, and average borrowings in the first quarter of 2008 were minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 72% and 71% of our total product purchases in the three months ended March 31, 2008 and 2007, respectively. Among these five vendors, purchases from Ingram Micro Inc. represented 25% of our total product purchases in each of the three months ended March 31, 2008 and 2007. Purchases from Tech Data Corporation comprised 18% and 17% of our total product purchases in the three months ended March 31, 2008 and 2007, respectively. Purchases from Hewlett-Packard Company represented 13% and 15% of our total product purchases in the three months ended March 31, 2008 and 2007, respectively. No other vendor supplied more than 10% of our total product purchases in the three months ended March 31, 2008 and 2007, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at March 31, 2008 was $86.4 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2008 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs
01/01/08 – 01/31/08	—	—	—	$12,714,000
02/01/08 – 02/29/08	91,779	$10.23	91,779	$11,775,098
03/01/08 – 03/31/08	—	—	—	$11,775,098

Total	91,779	$10.23	91,779	$11,775,098

(1)	We repurchased an aggregate of 91,779 shares of our common stock pursuant to the repurchase program that we publicly announced on March 28, 2001 (the “Program”).

(2)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to the Program. The Program does not have a fixed expiration date.

Item 5—Other Information

On May 9, 2008, the Board of Directors approved increases to the following executive base salaries to be effective May 3, 2008, as set forth below:

Officer	Annual Base Salary
Patricia Gallup	$750,000
Timothy McGrath	500,000
Jack Ferguson	340,000
Bradley Mousseau	260,000

On May 9, 2008, the Board of Directors approved an increase to its director compensation for its non-officer directors. Effective June 1, 2008, each non-officer director shall receive a standard quarterly retainer fee of $10,000 for service on the Board as well as $2,500 for each individual Board meeting attended. Our non-officer directors also receive $1,500 for each Board Committee meeting attended. Our directors who are also officers do not receive any additional compensation for their role as directors. Board members also receive reimbursement for all reasonable expenses incurred in attending Board and committee meetings.

Effective May 12, 2008, we entered into an employment agreement with Timothy McGrath, who we have agreed to employ as Executive Vice President, PC Connection Enterprises. The agreement provides for an annual base salary of $500,000 and he will be eligible to participate in the Executive Bonus Plan and other employee benefit plans in effect for employees of the Company generally. The agreement provides for severance payments equal to his base salary following the day of termination for a period of twelve months or until such time as he finds other employment, whichever is earlier. In addition, while Mr. McGrath is employed by us and for twenty-four months thereafter, he has agreed to certain non-competition and non-solicitation provisions. This agreement is attached Exhibit 10.2 to this Form 10-Q.

Item 6—Exhibits

Exhibit Number		Description

10.1	*	Severance agreement, dated as of October 9, 2001, between the Registrant and Bradley Mousseau.

10.2	*	Employment agreement, dated May 12, 2008, between the Registrant and Timothy McGrath.

15	*	Letter on unaudited interim financial information.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: May 12, 2008	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: May 12, 2008	By:	/S/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer