Form 10-Q
period 2008-06-30
PC CONNECTION INC
filed 2008-08-11
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of August 1, 2008 was 27,066,960.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I    FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 11, 2008

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,916	$13,741
Accounts receivable, net	193,599	202,216
Inventories—merchandise	64,968	76,090
Deferred income taxes	2,732	2,858
Income taxes receivable	917	345
Prepaid expenses and other current assets	4,000	4,322

Total current assets	307,132	299,572
Property and equipment, net	23,199	20,831
Goodwill	56,867	56,867
Other intangibles, net	2,756	3,291
Other assets	306	318

Total Assets	$390,260	$380,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$615	$527
Accounts payable	110,924	111,140
Accrued expenses and other liabilities	20,349	20,557
Accrued payroll	9,622	10,816

Total current liabilities	141,510	143,040
Capital lease obligation to affiliate, less current maturities	3,969	4,309
Deferred income taxes	7,061	5,436
Other liabilities	3,742	3,784

Total Liabilities	156,282	156,569

Stockholders’ Equity:
Common stock	273	273
Additional paid-in capital	94,878	94,132
Retained earnings	141,831	131,970
Treasury stock at cost	(3,004)	(2,065)

Total Stockholders’ Equity	233,978	224,310

Total Liabilities and Stockholders’ Equity	$390,260	$380,879

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$449,399	$441,122	$873,123	$839,302
Cost of sales	392,559	387,082	763,539	735,347

Gross profit	56,840	54,040	109,584	103,955
Selling, general and administrative expenses	48,173	45,005	93,566	89,198

Income from operations	8,667	9,035	16,018	14,757
Interest expense	(199)	(242)	(361)	(450)
Other, net	205	260	364	461

Income before taxes	8,673	9,053	16,021	14,768
Income tax provision	(3,586)	(3,300)	(6,160)	(5,630)

Net income	$5,087	$5,753	$9,861	$9,138

Weighted average common shares outstanding:
Basic	26,807	26,798	26,834	26,740

Diluted	26,930	26,995	26,952	27,002

Earnings per common share:
Basic	$.19	$.21	$.37	$.34

Diluted	$.19	$.21	$.37	$.34

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2008	27,252	$273	$94,132	$131,970	(327)	$(2,065)	$224,310
Stock compensation expense	—	—	531	—	—	—	531
Issuance of common stock under stock incentive plans, including income tax benefit	11	—	86	—	—	—	86
Issuance of stock under Employee Stock Purchase Plan	14	—	129	—	—	—	129
Repurchase of common stock for Treasury	—	—	—	—	(92)	(939)	(939)
Net income	—	—	—	9,861	—	—	9,861

Balance—June 30, 2008	27,277	$273	$94,878	$141,831	(419)	$(3,004)	$233,978

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$9,861	$9,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,505	3,472
Provision for doubtful accounts	696	894
Deferred income taxes	1,751	79
Stock compensation expense	531	(23)
Income tax benefit from exercise of stock options	10	918
Excess tax benefit from exercise of stock options	(3)	(358)
Loss on disposal of fixed assets	—	8
Changes in assets and liabilities:
Accounts receivable	7,921	25
Inventories	11,122	(5,835)
Prepaid expenses and other current assets	(250)	70
Other non-current assets	12	(35)
Accounts payable	(89)	(10,168)
Accrued expenses and other liabilities	(1,444)	2,252

Net cash provided by operating activities	33,623	437

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,465)	(3,151)

Net cash used for investing activities	(5,465)	(3,151)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	35,345	1,461
Repayment of short-term borrowings	(35,345)	(1,461)
Repayment of capital lease obligation	(252)	(438)
Purchase of treasury shares	(939)	—
Exercise of stock options	76	2,544
Excess tax benefit from exercise of stock options	3	358
Issuance of stock under Employee Stock Purchase Plan	129	134

Net cash (used for) provided by financing activities	(983)	2,598

Increase (decrease) in cash and cash equivalents	27,175	(116)
Cash and cash equivalents, beginning of period	13,741	17,582

Cash and cash equivalents, end of period	$40,916	$17,466

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three and six months ended June 30, 2008 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2008.

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

Although service revenues represent a small percentage of our consolidated revenues, we offer a growing range of services, including installation, configuration, repair, and other services performed by our personnel and third-party providers. If a service is performed in conjunction with the delivery of hardware, software, or another service, then we determine whether an item included in such multiple-element arrangements constitutes a separate deliverable, in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

In these arrangements, an element is separated as a deliverable only when the following three conditions are met:

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

	Three Months Ended	Six Months Ended
June 30, 2008	$3,049	$6,116
June 30, 2007	2,728	5,516

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

June 30, 2008
Goodwill	$56,867
Trademarks	1,190

Intangible assets subject to amortization at June 30, 2008 consisted of customer lists of $1,417 and a licensing agreement of $149 (net of accumulated amortization of $3,802 and $326, respectively). Intangible assets subject to amortization at December 31, 2007 consisted of customer lists of $1,893 and a licensing agreement of $208 (net of accumulated amortization of $3,326 and $267, respectively). For the three-month periods ended June 30, 2008 and 2007, we recorded amortization expenses of $267 and $268, respectively. For the six-month periods ended June 30, 2008 and 2007, we recorded amortization expenses of $535 and $536, respectively.

The estimated amortization expense for each of the three succeeding years and thereafter is as follows:

For the Year Ended December 31,
2008	$536	(*)
2009	942
2010	88
2011 and thereafter	—

(*)	Represents estimated amortization expense for the six months ending December 31, 2008.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Share-Based Compensation

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), we measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for estimated forfeitures, over the periods that such services are performed in our condensed consolidated financial statements (described in Note 5). We utilize the Black-Scholes option valuation model to assess the grant date fair value of stock option awards. We determine the fair value of nonvested stock awards using the end of day market value of our common stock on the grant date. In the second quarter of 2008, we awarded nonvested stock with post-vesting selling restrictions. Three individuals received nonvested stock where the individuals are restricted from selling more than 10% of the shares in any given year following the grant date. One individual received nonvested stock where the individual is restricted from selling more than 20% of the shares in any given year following the grant date. Such selling restrictions reduced the fair value of the awards below the grant date common stock market value. (See Note 5.)

Income Taxes

We recognize deferred income tax assets and liabilities for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”). We account for uncertain tax positions in accordance with FIN 48. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2008, there were no material changes in the liability for unrecognized tax benefits. Except for the possible adjustment described in Note 7, we do not currently expect that our unrecognized tax benefits will change significantly within the next twelve months.

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

During the six months ended June 30, 2008, we repurchased an aggregate of 91,779 shares for $939. As of June 30, 2008, we have repurchased an aggregate of 454,196 shares for $3,225. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $9,061. We have issued nonvested shares from treasury stock and have reflected upon vesting the net remaining balance of treasury stock on the condensed consolidated balance sheet.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2008	2007	2008	2007
Numerator:
Net income	$5,087	$5,753	$9,861	$9,138

Denominator:
Denominator for basic earnings per share	26,807	26,798	26,834	26,740
Dilutive effect of employee equity awards	123	197	118	262

Denominator for diluted earnings per share	26,930	26,995	26,952	27,002

Earnings per share:
Basic	$.19	$.21	$.37	$.34

Diluted	$.19	$.21	$.37	$.34

The following weighted average unexercised stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007 because the exercise prices of these options were generally greater than the average market price of common stock during the respective periods:

	Three Months Ended		Six Months Ended
June 30,	2008	2007	2008	2007
Weighted average outstanding anti-dilutive stock options	564	207	579	209

Note 3—Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities and it did not have a significant effect on our financial position, results of operations, and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Net sales represent net sales to external customers as our CODM does not review inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2008 and 2007 is shown below:

	Three Months Ended June 30, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$236,375	$127,368	$85,656		$449,399

Operating income (loss) before allocations	$16,627	$7,526	$3,239	$(18,725)	$8,667
Allocations	(10,948)	(864)	(3,741)	15,553	—

Operating income (loss)	$5,679	$6,662	$(502)	$(3,172)	$8,667

Selected Operating Expense:
Depreciation and amortization	$75	$327	$67	$1,366	$1,835

	Three Months Ended June 30, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$231,935	$133,602	$75,585		$441,122

Operating income (loss) before allocations	$14,438	$7,810	$3,598	$(16,811)	$9,035
Allocations	(9,500)	20	(2,724)	12,204	—

Operating income (loss)	$4,938	$7,830	$874	$(4,607)	$9,035

Selected Operating Expense:
Depreciation and amortization	$75	$296	$29	$1,184	$1,584

	Six Months Ended June 30, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$476,524	$244,576	$152,023		$873,123

Operating income (loss) before allocations	$34,631	$13,657	$5,465	$(37,735)	$16,018
Allocations	(21,873)	(1,588)	(6,844)	30,305	—

Operating income (loss)	$12,758	$12,069	$(1,379)	$(7,430)	$16,018

Selected Operating Expense:
Depreciation and amortization	$143	$648	$95	$2,619	$3,505
Balance Sheet Data:
Total assets	$148,156	$155,288	$49,863	$36,953	$390,260

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

	Six Months Ended June 30, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$465,868	$243,917	$129,517		$839,302

Operating income (loss) before allocations	$30,359	$13,349	$4,798	$(33,749)	$14,757
Allocations	(20,953)	(230)	(5,695)	26,878	—

Operating income (loss)	$9,406	$13,119	$(897)	$(6,871)	$14,757

Selected Operating Expense:
Depreciation and amortization	$153	$685	$57	$2,577	$3,472
Balance Sheet Data:
Total assets	$145,840	$143,752	$40,156	$22,028	$351,776

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, and goodwill and other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $46,169 and $64,273 for June 30, 2008 and 2007, respectively. Our capital expenditures are largely comprised of IT hardware and software purchased and software developed internally, to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Net sales by business segment and product mix are presented below:

	Three Months Ended		Six Months Ended
June 30,	2008	2007	2008	2007
Segment (excludes transfers between segments)
SMB	$236,375	$231,935	$476,524	$465,868
Large Account	127,368	133,602	244,576	243,917
Public Sector	85,656	75,585	152,023	129,517

Total	$449,399	$441,122	$873,123	$839,302

Product Mix
Notebooks and PDAs	$69,939	$72,374	$134,040	$146,017
Video, Imaging and Sound	64,521	59,146	126,812	107,247
Desktop/Servers	62,035	62,479	120,444	120,007
Software	57,010	56,205	113,156	104,491
Net/Com Products	51,046	35,630	86,840	65,449
Printers and Printer Supplies	40,305	41,743	81,144	83,396
Storage Devices	36,583	39,649	79,145	74,457
Memory and System Enhancements	17,887	24,032	32,981	43,981
Accessories/Other	50,073	49,864	98,561	94,257

Total	$449,399	$441,122	$873,123	$839,302

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Substantially all of our net sales for the six months ended June 30, 2008 and 2007 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in each of those respective periods. All of our assets at June 30, 2008 and December 31, 2007 were located in the United States. Our primary target customers are small- and medium-sized businesses with 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 2% of total net sales in the three and six months ended June 30, 2008 and 2007. Net sales to the federal government accounted for $23,437, or 5.2% of total net sales for the quarter ended June 30, 2008, and $18,356, or 4.2% of total net sales for the quarter ended June 30, 2007. Net sales to the federal government accounted for $46,522, or 5.3% of total net sales for the six months ended June 30, 2008, and $31,649, or 3.8% of total net sales for the six months ended June 30, 2007.

Note 5—Share-Based Compensation

In accordance with SFAS 123(R), we measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for estimated forfeitures, over the periods that such services are performed in our condensed consolidated financial statements. We utilize the Black-Scholes option valuation model to assess the grant date fair value of stock option awards. For nonvested stock awards, we use the end of day market value of our common stock on the grant dates to determine the fair value of such awards. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates. We recognize share-based compensation as a component of SG&A expense. For the six months ended June 30, 2007, share-based compensation included a $167 benefit due to revisions in stock option forfeiture rates. Total share-based compensation for the periods reported is shown below:

	Three Months Ended		Six Months Ended
June 30,	2008	2007	2008	2007
Share-based compensation	$324	$45	$531	$(23)

In the six months ended June 30, 2008, our Board of Directors approved grants of stock options and nonvested stock under our 2007 Stock Incentive Plan. The stock options were granted with four-year graded vesting terms, contractual lives of ten years, and exercise prices equal to the end of day market prices of our common stock on the respective grant dates. The nonvested stock included post-vesting selling restrictions. Three individuals received nonvested stock where the individuals are restricted from selling more than 10% of the shares in any given year following the grant date. One individual received nonvested stock where the individual is restricted from selling more than 20% of the shares in any given year following the grant date. The restrictions are not cumulative, and as a result, if a recipient elects to forego selling shares in one year, the restriction period extends an additional year. Recipients of nonvested stock possess the rights of stockholders, including voting rights and the right to receive dividends. We recognize expense associated with equity awards ratably over the respective vesting periods. We previously determined the fair value of nonvested stock using the end of day market value of our common stock on the grant date. We believe that the values of these restricted awards were less than our common stock market value, but no markets exist for our common stock having a similar lack of marketability. Accordingly, we utilized a quantitative estimate of this discount for lack of marketability, based on an Asian protective put model, Based on this analysis, the discount for the post-vesting restriction period for the awards that are restricted to selling ten percent per year was estimated at 18%, and for the awards that are restricted to selling twenty percent per year was estimated at 11%. We did not grant any equity awards in the six months ended June 30, 2007.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The following table summarizes the equity awards made in the six months ended June 30, 2008:

	2008 Grants
	Shares	Fair Value
Stock options	108	$562
Nonvested stock awards	199	1,861

The following table summarizes the status of our nonvested shares as of June 30, 2008:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	32	$12.39
Awarded	199	9.35
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2008	231	$9.78

Unearned compensation costs related to the nonvested portion of outstanding nonvested stock as of June 30, 2008 was $2,003 and is expected to be recognized over a weighted-average period of approximately three years.

We utilize the Black-Scholes option valuation model to assess the grant date fair value of stock options and value each grant as a single award. The application of this model requires certain key input assumptions, including expected volatility, option term, and risk-free interest rates. Expected volatility is based on the historical volatility of our common stock. The expected option term is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s average life. The key weighted average assumptions we used to apply this pricing model were as follows:

2008 Awards
Risk-free interest rates	2.79%
Volatility	57.8%
Expected term of option grants	4.8 years
Dividend yield	0%

We have historically settled stock option exercises with newly issued common shares and expect to continue this practice. The following table summarizes our stock option exercises for the periods presented:

Six Months Ended June 30,	2008	2007
Options exercised	11	304
Cash proceeds from exercised options	$77	$2,544
Intrinsic value of exercised options	$38	$2,417

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The following table sets forth our stock option activity for the three months ended June 30, 2008:

	Option Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	876	$12.99

Granted	108	10.27	$5.22
Exercised	(11)	7.14
Expired	(10)	11.67

Outstanding, June 30, 2008	963	$12.77		6.07	$1,002

Vested and expected to vest	873	$12.92		5.76	$953

Exercisable, June 30, 2008	530	$14.49		3.87	$612

Unearned compensation cost related to the unvested portion of outstanding stock options as of June 30, 2008 was $2,261 and is expected to be recognized over a weighted-average period of approximately 2.4 years.

Note 6—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

A federal income tax audit is currently being conducted by the Internal Revenue Service, as explained in Note 7. We are also subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A multi-state unclaimed property audit is in progress, and certain sales tax audits may be imminent. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcomes of such audits. Such outcomes could have a material impact on our results of operations and financial condition.

Note 7—Income Taxes

We file one consolidated U.S. federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2004—2007 remain open to examination by the major taxing jurisdictions in which we file, and an Internal Revenue Service (“IRS”) audit of the 2005 tax year commenced in November 2007. The IRS issued a notice of proposed adjustment on July 17, 2008, that increases taxable income in 2006 by $1,510; an amount the IRS asserts is the punitive portion of a General Services Administration (“GSA”) settlement payment made in 2006 and deducted in that year. We paid $2,550 to the GSA to settle all claims made after a GSA contract administration review. We disagree with the proposed adjustment and are assessing the matter. An unfavorable resolution could have a material negative effect on our results of operations and cash flows in the subsequent period in which an adjustment is recorded and the corresponding tax is paid.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Note 8—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility also gives us the option of increasing the borrowing amount by an additional $30,000 at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (5.00% at June 30, 2008). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at June 30, 2008 was less than 0.1 to 1.0.

No borrowings were outstanding under this credit facility at June 30, 2008 or December 31, 2007. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At June 30, 2008, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions up to an aggregate amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At June 30, 2008 and December 31, 2007, accounts payable included $9,001 and $12,197, respectively, owed to these financial institutions.

Note 9—Related-Party Transactions

We lease our corporate headquarters from an affiliated company related to us through common ownership under a fifteen-year lease. Lease payments for the facility commenced in December 1998, and we have the option to renew the lease for two additional terms of five years each. We also lease a facility adjacent to our corporate headquarters from this affiliated company on a month-to-month basis. During the first quarter of 2008, a construction project was commenced by the owner to convert the building’s usage to general office space. We expect to lease this facility on a long-term basis after construction is completed.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

OVERVIEW

We are a leading direct marketer of a wide range of information technology (“IT”) products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

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

The primary challenges we face in effectively managing our business are (1) increasing our revenues in the face of a weak economic environment while also improving our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general and administrative, or SG&A, expenses over a higher sales base. With only moderate growth projected, at best, in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins.

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

We seek to recruit, retain, and increase the productivity of our sales personnel through training, mentoring, financial incentives based on performance, and updating and streamlining our information systems to make our operations more efficient. We are currently undertaking a major modification and upgrade of our sales order processing and customer management system that is expected to improve sales productivity. In addition, we actively monitor and manage our expense structure in order to obtain better leverage of our operating costs.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2008	2007	2008	2007
Net sales (in millions)	$449.4	$441.1	$873.1	$839.3

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	12.6	12.3	12.5	12.4
Selling, general and administrative expenses	10.7	10.3	10.7	10.6
Income from operations	1.9%	2.0%	1.8%	1.8%

Our year-over-year increase in net sales for the three and six months ended June 30, 2008 resulted from sales growth in our SMB and Public Sector segments, as explained below. Operating margins decreased year over year in the second quarter of 2008 as higher operating costs offset improved gross profit margins, compared to the second quarter of 2007. Operating margins were unchanged year over year in the first half of 2008 as improved gross profit margins were offset by a corresponding increase in SG&A expenses as a percentage of net sales, compared to the second quarter of 2007.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Six Months Ended
June 30,	2008	2007	2008	2007
Business Segment
SMB	53%	53%	55%	56%
Large Account	28	30	28	29
Public Sector	19	17	17	15

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	16%	16%	15%	17%
Videos, Imaging and Sound	14	13	15	13
Desktop/Servers	14	14	14	14
Software	13	13	13	13
Net/Com Products	11	8	10	8
Printers and Printer Supplies	9	10	9	10
Storage Devices	8	9	9	9
Memory and System Enhancements	4	6	4	5
Accessories/Other	11	11	11	11

Total	100%	100%	100%	100%

Our highest year-over-year growth category was Net/Com Products, which grew 43% in the second quarter of 2008 compared to the prior year period, reflecting industry demand for total IT solutions products. Video, Imaging and Sound was our second highest growth category, with strong video product sales driving the majority of this growth.

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2008	2007	2008	2007
Business Segment
SMB	14.0%	13.3%	14.0%	13.4%
Large Account	11.8	11.3	11.3	11.1
Public Sector	10.0	10.8	10.1	11.2
Total	12.6%	12.3%	12.5%	12.4%

Consolidated gross profit dollars increased for the three and six months ended June 30, 2008 due to larger net sales and improved gross profit margins, as compared to the prior year periods. Gross profit margins improved year over year in the second quarter of 2008 primarily due to increased vendor allowances.

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

	Three Months Ended		Six Months Ended
June 30,	2008	2007	2008	2007
Purchasing/Distribution Center	0.68%	0.62%	0.70%	0.66%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
June 30,	2008	2007	2008	2007
Personnel costs	$32.1	$29.8	$63.2	$59.6
Advertising, net	5.7	5.1	9.8	9.7
Facilities operations	2.2	2.2	4.8	4.6
Credit card fees	1.9	2.0	3.8	4.0
Depreciation and amortization	1.8	1.6	3.5	3.5
Bad debts	0.2	0.4	0.5	0.6
Other, net	4.3	3.9	8.0	7.2

Total	$48.2	$45.0	$93.6	$89.2

Percentage of net sales	10.7%	10.3%	10.7%	10.6%

Personnel costs represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Incremental variable compensation related to increased gross profits and additional investments in sales personnel contributed to the year-over-year increase in personnel costs in the three and six months ended June 30, 2008.

Year-Over-Year Comparisons

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$236.4	52.6%	$231.9	52.6%	1.9%
Large Account	127.4	28.4	133.6	30.3	(4.6)
Public Sector	85.6	19.0	75.6	17.1	13.2

Total	$449.4	100.0%	$441.1	100.0%	1.9%

Gross Profit:
SMB	$33.2	14.0%	$30.8	13.3%	7.8%
Large Account	15.1	11.8	15.1	11.3	—
Public Sector	8.5	10.0	8.1	10.8	4.9

Total	$56.8	12.6%	$54.0	12.3%	5.2%

Net sales for the second quarter of 2008 increased compared to the second quarter of 2007 due to higher sales levels achieved by the SMB and Public Sector segments, as explained below:

•

Net sales for the SMB segment increased modestly in the second quarter of 2008 reflecting softer demand for IT solutions. Despite the uncertain economic climate, our SMB sales representatives increased corporate sales by 4% year over year in the second quarter of 2008, by adding new business customers and acquiring a greater share of existing customers’ IT purchases. Decreased consumer sales continued to mitigate overall SMB growth, reflecting our focus on more diverse marketing programs designed to reach our business customers. Average annualized sales productivity decreased 3% year over year in the second quarter of 2008 due the hiring of sales representatives. Sales representatives for our SMB segment totaled 456 at June 30, 2008, an increase from 439 at June 30, 2007.

•

Net sales for the Large Account segment decreased 5% year over year, reflecting, we believe, an industry-wide decline in IT spending by large account customers. Enhancements in sales support activities and growth in service revenues contributed to a 5% increase in average annualized sales productivity in the second quarter of 2008. Sales representatives for our Large Account segment totaled 95 at June 30, 2008, a decrease from 101 at June 30, 2007.

•

Net sales for the Public Sector segment in the second quarter of 2008 increased year over year primarily due to increased higher education sales and additional federal government sales made under federal government contracts. Average annualized sales productivity in the second quarter of 2008 increased by 9% year over year primarily due to the success of our federal sales representatives. Sales representatives for our Public Sector segment totaled 116 at June 30, 2008, an increase from 112 at June 30, 2007.

Gross profit for the second quarter of 2008 increased compared to the second quarter of 2007 in dollars and as a percentage of net sales, as explained below:

•

Gross profit for the SMB segment increased year over year due to increases in both net sales and gross profit margins. Gross profit margins benefited from increased vendor allowances as well as improved execution by our sales force which led to increased invoice profit margins.

•

Gross profit for the Large Account segment in the second quarter of 2008 was unchanged year over year as an increased gross margin rate offset a decrease in net sales. The margin rate improved year over year due to increased freight margins and additional vendor consideration in the second quarter of 2008.

•

Gross profit for the Public Sector segment in the second quarter of 2008 increased in dollars but decreased as a percentage of net sales compared to the second quarter of 2007. Lower net agency fee revenues in the second quarter of 2008 adversely impacted gross profit margins compared to the prior year.

Selling, general and administrative expenses in the second quarter of 2008 increased in dollars and as a percentage of sales compared to the second quarter of 2007.

SG&A expenses attributable to our operating segments and Headquarters/Other group are summarized below (dollars in millions):

	Three Months Ended June 30,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$27.5	11.6%	$25.9	11.2%	6.2%
Large Account	8.4	6.6	7.2	5.4	16.7
Public Sector	9.1	10.6	7.3	9.7	24.7
Headquarters/Other	3.2		4.6		(30.4)

Total	$48.2	10.7%	$45.0	10.3%	7.1%

•

SG&A expenses for the SMB segment increased year over year in both dollars and as a percentage of net sales. Increased personnel costs and allocation expense of centralized headquarter services led to larger operating expenses in the second quarter of 2008. Personnel expense increased due to the hiring of sales representatives. The operating costs of corporate headquarters and other support functions are charged to the reportable operating segments based on their estimated usage of the underlying functions.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales compared to the prior year period. An increase in allocation expense of centralized headquarter services, larger net advertising expense, and investments in sales support activities in the second quarter of 2008 led to the year-over-year increase in operating expenses.

•

SG&A expenses for the Public Sector segment increased in both dollars and as a percentage of net sales in the second quarter of 2008. These year-over-year increases were attributable to increased net advertising expense and increased allocation expense of centralized headquarter services in the second quarter of 2008.

•

SG&A expenses for the Headquarters/Other group decreased in dollars year over year as increased allocations to the operating segments offset an increase in personnel expense. Personnel expense increased year over year due to the transfer of service personnel from our Large Account segment, which consolidated our service technicians and other related personnel into our Headquarters/Other group.

Income from operations for the second quarter of 2008 decreased by $0.4 million to $8.7 million, compared to the second quarter of 2007. Income from operations as a percentage of net sales decreased to 1.9% for the second quarter of 2008 compared to 2.0% for the second quarter of 2007. Our operating income decreased year over year in both dollars and as a percentage of net sales in the second quarter of 2008 primarily due to the increase in operating expenses discussed above.

Interest expense for the second quarter of 2008 decreased due to lower interest incurred for our capital lease compared to the second quarter of 2007.

Our effective tax rate was 41.3% for the second quarter of 2008 compared to 36.5% for the second quarter of 2007. Our tax rate for the second quarter of 2008 was impacted by an increase in state jurisdictions in which we file. Except for the effect of a possible tax assessment resulting from the IRS audit and notice of proposed adjustment described in Note 7 to the financial statements, we expect our effective tax rate to approximate 39% in future periods.

Net income for the second quarter of 2008 decreased by $0.7 million to $5.1 million, compared to $5.8 million, for the second quarter of 2007, as a result of the decrease in income from operations and the increase in our effective tax rate.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$476.5	54.6%	$465.9	55.5%	2.3%
Large Account	244.6	28.0	243.9	29.1	0.3
Public Sector	152.0	17.4	129.5	15.4	17.4

Total	$873.1	100.0%	$839.3	100.0%	4.0%

Gross Profit:
SMB	$66.5	14.0%	$62.4	13.4%	6.6%
Large Account	27.7	11.3	27.0	11.1	2.6
Public Sector	15.3	10.1	14.6	11.3	4.8

Total	$109.5	12.5%	$104.0	12.4%	5.3%

Net sales for the six months ended June 30, 2008 increased compared to the six months ended June 30, 2007 due to higher sales levels achieved by all three business segments, as explained below:

•

Net sales for the SMB segment increased in the first half of 2008 due to modest growth in corporate outbound sales. Our SMB outbound sales representatives increased corporate sales by 6% year over year in the six months ended June 30, 2008, by adding new business customers and acquiring a greater share of existing customers’ IT purchases. Decreased consumer sales mitigated overall SMB growth, reflecting our focus on more diverse marketing programs designed to reach our business customers. Sales representatives for our SMB segment totaled 456 at June 30, 2008, an increase from 439 at June 30, 2007.

•

Net sales for the Large Account segment was unchanged year over year in the six months ended June 30, 2008, reflecting soft demand for IT solutions from large account customers. Sales representatives for our Large Account segment totaled 95 at June 30, 2008, a decrease from 101 at June 30, 2007.

•

Net sales for the Public Sector segment in the first half of 2008 increased 17% from the six months ended June 30, 2007 due to increased higher education sales and additional sales made under federal government contracts in 2008. Sales representatives for our Public Sector segment totaled 116 at June 30, 2008, an increase from 112 at June 30, 2007.

Gross profit for the six months ended June 30, 2008 increased compared to the six months ended June 30, 2007 in dollars in all three segments, as explained below:

•

Gross profit for the SMB segment increased year over year due to increases in both sales and gross profit margins. Gross profit margins benefited from additional vendor allowances and improved execution by our sales force which led to increased invoice profit margins in the first half of 2008 compared to the prior year period.

•

Gross profit for the Large Account segment in the first half of 2008 increased despite level year-over-year sales. Gross profit margins improved 20 basis-points year over year as increased vendor consideration offset slightly lower invoice product margins.

•

Gross profit for the Public Sector segment in the first half of 2008 increased in dollars but decreased as a percentage of net sales compared to the six months ended June 30, 2007. Lower net agency fee revenues in the six months ended June 30, 2008 adversely impacted gross profit margins compared to the prior year.

Selling, general and administrative expenses in the six months ended June 30, 2008 increased in dollars and as a percentage of net sales compared to the six months ended June 30, 2007.

SG&A expenses attributable to our operating segments and Headquarters/Other group are summarized below (dollars in millions):

	Six Months Ended June 30,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$53.8	11.3%	$53.0	11.4%	1.5%
Large Account	15.6	6.4	13.9	5.7	12.2
Public Sector	16.8	11.1	15.4	11.9	9.1
Headquarters/Other	7.4		6.9		7.2

Total	$93.6	10.7%	$89.2	10.6%	4.9%

•

SG&A expenses for the SMB segment increased year over year in dollars. An increase in allocation expense of centralized headquarter services offset lower net advertising expense during the first half of 2008 compared to the prior year period. The operating costs of corporate headquarters and other support functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. Incremental variable compensation associated with higher revenues and gross profit dollars also contributed to the year-over-year increase.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales compared to the prior year period. An increase in allocation expense of centralized headquarter services, investments in sales activities, and increased net advertising expense expenses contributed to the year-over-year increases.

•

SG&A expenses for the Public Sector segment increased in dollars and but declined as a percentage of net sales in the six months ended June 30, 2008. The year-over-year dollar increase was attributable to increased net advertising expense as well as an increase in allocation expense of centralized headquarter services. Improved operating expense leverage resulted in the year-over-year decrease in SG&A expenses as a percentage of net sales.

•

SG&A expenses for the Headquarters/Other group increased year over year in dollars in the first half of 2008 due to increased personnel headcount and additional investments in our information technology systems. Personnel expense increased year over year due to the transfer of service personnel from our Large Account segment, which consolidated our service technicians and other related personnel into our Headquarters/Other group.

Income from operations for the six months ended June 30, 2008 increased by $1.2 million to $16.0 million, compared to $14.8 million in the six months ended June 30, 2007. Income from operations as a percentage of net sales was unchanged at 1.8% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Our operating income increased year over year in dollars in the first half of 2008 primarily due to increased gross profits, as explained above.

Interest expense for the six months ended June 30, 2008 decreased by $0.1 million compared to the six months ended June 30, 2007 due to lower interest incurred for our capital lease.

Our effective tax rate was 38.4% for the six months ended June 30, 2008, unchanged compared to the 38.1% rate we experienced for the six months ended June 30, 2007. Except for the effect of a possible tax assessment resulting from the IRS audit and notice of proposed adjustment described in Note 7 to the financial statements, we expect our effective tax rate to approximate 39% in future periods.

Net income for the six months ended June 30, 2008 increased by $0.7 million to $9.9 million, compared to the six months ended June 30, 2008, primarily because of the increase in income from operations.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, and as opportunities arise, possible acquisitions of new businesses.

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve months. We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2008, we had approximately $40.9 million in unrestricted accounts.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of June 30, 2008, our $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2008	2007
Net cash provided by operating activities	$33.6	$0.4
Net cash used for investing activities	(5.4)	(3.1)
Net cash (used for) provided by financing activities	(1.0)	2.6

Increase (decrease) in cash and cash equivalents	$27.2	$(0.1)

Cash provided by operating activities increased by $33.2 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Cash flow provided by operations in the first half of 2008 resulted primarily from net income before depreciation and amortization and decreases in accounts receivable and inventory. Inventory decreased by $11.1 million from the 2007 year-end balance largely due to the shipment of 2007 staged customer roll-outs in the first quarter of 2008. Inventory turns was 24 turns for the second quarter of 2008 and 22 turns for the second quarter of 2007. Accounts receivable decreased by $8.6 million from December 31, 2007 levels, despite an increase in days sales outstanding, or DSOs. DSOs were 45 days for the second quarter of 2008, compared to 42 days for the second quarter of 2007. We attribute the increase in DSOs to increased public sector sales that generally have longer payment terms compared to our business customers. Cash flow provided by operations in the six months ended June 30, 2007 resulted primarily from net income before depreciation and amortization offset in part by an increase in inventories and a decrease in accounts payable.

At June 30, 2008, we had $110.9 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This balance includes $9.0 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $2.3 million in the six months ended June 30, 2008 compared to the prior year period. These activities include our capital expenditures, primarily for purchases of computer equipment and software and capitalization of internally-developed software. We completed an extensive desktop upgrade in the first quarter of 2008 that accounted for the majority of this year-over-year increase. We expect total capital expenditures in 2008 to be between $9.0 million and $10.0 million.

Cash used for financing activities in the six months ended June 30, 2008 was attributable largely to our purchase of treasury shares that totaled $0.9 million in the six months ended June 30, 2008. Cash provided by financing activities in the six months ended June 30, 2007 benefited from proceeds of $2.5 million from the exercise of common stock options under employee stock plans.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (5.00% at June 30, 2008). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest expense, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. The entire $50 million facility was available for borrowing at June 30, 2008.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $9.0 million as of June 30, 2008, are recorded in accounts payable, and the inventory financed is classified as inventory on the condensed consolidated balance sheet.

Capital Leases. We have a 15-year lease for our corporate headquarters with an affiliated company related through common ownership. We are required to make lease payments under this agreement aggregating approximately $1.1 million per year. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases.

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2010 and 2013, respectively. These agreements, which grant us various marketing rights and seating arrangements, require payments aggregating $0.3 million to $1.6 million per year.

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

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at June 30, 2008 was 0.01 to 1.0, as average borrowings against our credit facility were minimal during the second quarter of 2008.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended June 30, 2006 (loss quarters not counted). Such amount was calculated at June 30, 2008 as $173.3 million. Our actual consolidated stockholders’ equity at June 30, 2008 was $234.0 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of June 30, 2008, the entire $50.0 million facility was available for borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we partially adopted SFAS 157 for financial assets and liabilities and it did not have a significant effect on our financial position, results of operations, and cash flows.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms, or the negative of those terms.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 71% of our total product purchases in each of the six months ended June 30, 2008 and 2007. Among these five vendors, purchases from Ingram Micro Inc. represented 25% of our total product purchases in each of the six months ended June 30, 2008 and 2007. Purchases from Tech Data Corporation comprised 18% and 17% of our total product purchases in the six months ended June 30, 2008 and 2007, respectively. Purchases from Hewlett-Packard Company (“HP”) represented 12% and 14% of our total product purchases in the six months ended June 30, 2008 and 2007, respectively. No other vendor supplied more than 10% of our total product purchases in the six months ended June 30, 2008 and 2007, respectively. If we were unable to acquire products from Ingram, HP, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at June 30, 2008 was $110.9 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended June 30, 2008 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs
04/01/08 – 04/30/08	—	—	—	$11,775,098
05/01/08 – 05/31/08	—	—	—	$11,775,098
06/01/08 – 06/30/08	—	—	—	$11,775,098

Total	—	—	—	$11,775,098

(1)	Our Board of Directors approved the repurchase by us of shares of our common stock having a value of up to $15.0 million in the aggregate pursuant to the Program. The Program does not have a fixed expiration date.

Item 4—Submission of Matters to a Vote of Security Holders

At the 2008 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on May 21, 2008, the following matters were acted upon by the stockholders of the Company:

1.	The election of six Directors.

2.	The approval of the Executive Bonus Plan.

3.	The ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of common stock issued, outstanding, and eligible to vote as of the record date of April 2, 2008 was 26,835,837. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

1. Election of Directors:

Nominees	Votes For	Votes Withheld
Patricia Gallup	21,042,836	4,620,959
David Hall	21,046,780	4,617,015
Bruce Barone	24,728,109	935,686
David Beffa-Negrini	21,026,280	4,637,515
Joseph Baute	24,706,109	957,686
Donald Weatherson	24,726,614	937,181

2. Approval of the Company’s Executive Bonus Plan:

Votes For	Votes Against	Votes Abstain
25,147,651	497,719	18,422

3. Ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year:

Votes For	Votes Against	Votes Abstain
25,639,837	21,887	2,068

Item 5—Other Information

On August 11, 2008, our subsidiary Merrimack Services Corporation entered into a lease agreement with G&H Post LLC, a company affiliated with Patricia Gallup, our Chairman and Chief Executive Officer, and David Hall, a board member, for property located in Merrimack, New Hampshire. The lease has a term of ten years and requires a monthly payment of $18,726 in year one of the lease. The rent for subsequent years shall be subject to adjustment to reflect increases in a local consumer price index, but such adjustments shall not exceed an increase of 5.0% for any given year. The lease agreement also provides Merrimack Services Corporation an option to renew the lease for two additional two-year terms, at the then comparable market rate.

Item 6—Exhibits

Exhibit Number	Description

10.1*	Lease agreement between Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located in Merrimack, New Hampshire.

15 *	Letter on unaudited interim financial information.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: August 11, 2008	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By:	/S/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer (Principal Accounting and Financial Officer)