Form 10-Q
period 2008-09-30
PC CONNECTION INC
filed 2008-11-10
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES  ☐     NO  ☑

The number of shares outstanding of the issuer’s common stock as of November 1, 2008 was 27,069,248.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I    FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have reviewed the accompanying condensed consolidated balance sheet of PC Connection, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Boston, Massachusetts

November 10, 2008

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,827	$13,741
Accounts receivable, net	182,883	202,216
Inventories—merchandise	75,696	76,090
Deferred income taxes	2,968	2,858
Income taxes receivable	2,022	345
Prepaid expenses and other current assets	3,244	4,322

Total current assets	313,640	299,572
Property and equipment, net	24,900	20,831
Goodwill	56,867	56,867
Other intangibles, net	2,488	3,291
Other assets	303	318

Total Assets	$398,198	$380,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$661	$527
Accounts payable	115,188	111,140
Accrued expenses and other liabilities	20,915	20,557
Accrued payroll	9,111	10,816

Total current liabilities	145,875	143,040
Capital lease obligation to affiliate, less current maturities	3,792	4,309
Deferred income taxes	6,864	5,436
Other liabilities	4,037	3,784

Total Liabilities	160,568	156,569

Stockholders’ Equity:
Common stock	273	273
Additional paid-in capital	95,390	94,132
Retained earnings	145,045	131,970
Treasury stock at cost	(3,078)	(2,065)

Total Stockholders’ Equity	237,630	224,310

Total Liabilities and Stockholders’ Equity	$398,198	$380,879

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$441,444	$456,470	$1,314,567	$1,295,772
Cost of sales	388,121	398,940	1,151,660	1,134,287

Gross profit	53,323	57,530	162,907	161,485
Selling, general and administrative expenses	46,872	45,572	140,438	134,770
Special charges	1,431	—	1,431	—

Income from operations	5,020	11,958	21,038	26,715
Interest expense	(187)	(218)	(548)	(668)
Other, net	246	192	610	653

Income before income taxes	5,079	11,932	21,100	26,700
Income tax provision	(1,865)	(4,247)	(8,025)	(9,877)

Net income	$3,214	$7,685	$13,075	$16,823

Weighted average common shares outstanding:
Basic	26,835	26,814	26,834	26,765

Diluted	26,892	27,017	26,941	27,009

Earnings per common share:
Basic	$.12	$.29	$.49	$.63

Diluted	$.12	$.28	$.49	$.62

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2008

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2008	27,252	$273	$94,132	$131,970	(327)	$(2,065)	$224,310
Stock compensation expense	—	—	1,096	—	—	—	1,096
Issuance of common stock under stock incentive plans, including income tax benefit	33	—	220	—	—	—	220
Issuance of stock under Employee Stock Purchase Plan	14	—	129	—	—	—	129
Repurchase of common stock for Treasury	—	—	—	—	(128)	(1,200)	(1,200)
Nonvested stock awards	—	—	(187)	—	26	187	—
Net income	—	—	—	13,075	—	—	13,075

Balance—September 30, 2008	27,299	$273	$95,390	$145,045	(429)	$(3,078)	$237,630

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$13,075	$16,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,234	5,158
Provision for doubtful accounts	1,396	1,482
Deferred income taxes	1,318	512
Stock compensation expense	1,096	202
Income tax benefit from exercise of stock options	16	889
Excess tax benefit from exercise of stock options	(3)	(359)
(Gain) loss on disposal of fixed assets	(13)	53
Changes in assets and liabilities:
Accounts receivable	17,937	(18,280)
Inventories	394	(6,130)
Prepaid expenses and other current assets	(599)	256
Other non-current assets	15	91
Accounts payable	4,225	6,036
Accrued expenses and other liabilities	(1,149)	2,182

Net cash provided by operating activities	42,942	8,915

Cash Flows from Investing Activities:
Purchases of property and equipment	(8,708)	(5,184)
Proceeds from sale of property and equipment	44	—

Net cash used for investing activities	(8,664)	(5,184)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	37,343	3,313
Repayment of short-term borrowings	(37,343)	(3,313)
Repayment of capital lease obligation	(383)	(665)
Purchase of treasury shares	(1,200)	—
Exercise of stock options	204	2,544
Issuance of stock under Employee Stock Purchase Plan	129	134
Excess tax benefit from exercise of stock options	3	359
Net share settlement obligation	55	—

Net cash (used for) provided by financing activities	(1,192)	2,372

Increase in cash and cash equivalents	33,086	6,103
Cash and cash equivalents, beginning of period	13,741	17,582

Cash and cash equivalents, end of period	$46,827	$23,685

Noncash Financing Activity:
Issuance of nonvested stock from treasury	$187	$—

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those of the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three and nine months ended September 30, 2008 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2008.

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

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been classified as “net sales.” Costs related to such shipping and handling billings are classified as “cost of sales.” Sales are reported net of sales, use, or other transaction taxes that are collected from customers and remitted to taxing authorities.

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

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances, including those pursuant to EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other operating expenses of our distribution center are included in selling, general and administrative (“SG&A”) expenses. Total direct operating expenses relating to these functions included in SG&A expenses for the periods reported are shown below:

	Three Months Ended	Nine Months Ended
September 30, 2008	$3,018	$9,134
September 30, 2007	2,862	8,378

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Inventories—Merchandise

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment, are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

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

Goodwill and Other Intangible Assets

We have designated January 1 of each year as the date we perform our annual impairment tests relative to goodwill. We completed the impairment review in January 2008 and determined that our goodwill and trademarks were not impaired. Additionally, in view of the recent decline in the economy and in the market value of our common stock, we performed an interim impairment test as of September 30, 2008. As a result of this interim test, we determined that our goodwill and trademarks were not impaired.

September 30, 2008
Goodwill	$56,867
Trademarks	1,190

Intangible assets subject to amortization at September 30, 2008 consisted of customer lists of $1,179 and a licensing agreement of $119 (net of accumulated amortization of $4,041 and $356, respectively). Intangible assets subject to amortization at December 31, 2007 consisted of customer lists of $1,893 and a licensing agreement of $208 (net of accumulated amortization of $3,326 and $267, respectively). For each of the three-month periods ended September 30, 2008 and 2007, we recorded amortization expenses of $268. For each of the nine-month periods ended September 30, 2008 and 2007, we recorded amortization expenses of $804.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The estimated amortization expense for each of the three succeeding years and thereafter is as follows:

For the Year Ended December 31,
2008	$268	(*)
2009	942
2010	88
2011 and thereafter	—

(*)	Represents estimated amortization expense for the three months ending December 31, 2008.

Share-Based Compensation

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), we measure the grant date fair value of equity awards given to employees and recognize that cost on a straight-line basis, adjusted for estimated forfeitures, over the periods that such services are performed in our condensed consolidated financial statements. We use the Black-Scholes option valuation model and apply the single-option valuation approach to assess the grant-date fair value of stock option awards. We determine the fair value of nonvested stock awards using the end-of-day market value of our common stock on the grant date.

Income Taxes

We recognize deferred income tax assets and liabilities for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”). We account for uncertain tax positions in accordance with FIN 48. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2008, there were no material changes in the liability for unrecognized tax benefits. We do not currently expect that our unrecognized tax benefits will change significantly within the next twelve months.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

During the nine months ended September 30, 2008, we repurchased an aggregate of 119,752 shares for $1,145. As of September 30, 2008, we have repurchased an aggregate of 482,169 shares for $3,430. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $8,855. We have issued nonvested shares from treasury stock and have reflected upon vesting the net remaining balance of treasury stock on the condensed consolidated balance sheet. In addition, we withheld 8,239 shares upon the vesting of nonvested stock to satisfy related employee tax obligations during the nine months ended September 30, 2008. Such transactions were recognized as a repurchase of common stock and returned to treasury but do not apply against authorized repurchase limits under our bank line agreement and Board of Directors’ authorization.

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding equity awards, if dilutive, under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2008	2007	2008	2007
Numerator:
Net income	$3,214	$7,685	$13,075	$16,823

Denominator:
Denominator for basic earnings per share	26,835	26,814	26,834	26,765
Dilutive effect of employee equity awards	57	203	107	244

Denominator for diluted earnings per share	26,892	27,017	26,941	27,009

Earnings per share:
Basic	$.12	$.29	$.49	$.63

Diluted	$.12	$.28	$.49	$.62

For the three and nine months ended September 30, 2008 and 2007, the following weighted average unexercised stock options and other common stock equivalents were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
September 30,	2008	2007	2008	2007
Anti-dilutive equity awards	1,007	296	612	238

Note 3—Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

(“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities, and such adoption did not have a significant effect on our financial position, results of operations, and cash flows.

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to voluntarily choose to measure specified financial instruments and other items at fair value on a contract-by-contract basis. If the fair value option is elected, subsequent changes in fair value will be required to be reported in earnings each reporting period. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have elected not to measure any eligible items at fair value. Accordingly, the adoption of SFAS 159 did not have a material impact on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. We are currently assessing the potential impact SFAS 141(R) will have on our financial statements.

Note 4—Related-Party Transactions

We lease our corporate headquarters under a fifteen-year lease from G&H Post, LLC, an affiliated company related to us through common ownership. Lease payments for the facility commenced in December 1998, and we have the option to renew the lease for two additional terms of five years each. Our subsidiary Merrimack Services Corporation also leases from G&H Post, LLC a facility adjacent to our corporate headquarters under a ten-year lease agreement and has the option to renew the lease for two additional two-year terms. A copy of the lease was filed as Exhibit 10.1 to our Quarterly Report Form 10-Q for the period ended June 30, 2008.

Note 5—Segment and Related Disclosures

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments”

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

in their annual and interim financial statements. Our Chief Operating Decision Maker (“CODM”) evaluates our operations based on a measure of operating income. The internal organization used by our CODM to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer.

Our operations are organized under three reportable operating segments—the “SMB” segment, which serves small- and medium-sized businesses, as well as consumers; the “Large Account” segment, which serves medium-to-large corporations; and the “Public Sector” segment, which serves federal, state, and local government and educational institutions—together with our Headquarters/Other group that provide services in areas such as finance, human resources, information technology, legal, communications, and marketing. Most of the operating costs associated with the Headquarters/Other group functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight functions that are not allocated to the operating segments are included under the heading of “Headquarters/Other” in the tables below.

Net sales represent net sales to external customers as our CODM does not review inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2008 and 2007 is shown below:

	Three Months Ended September 30, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$217,463	$117,300	$106,681		$441,444

Operating income (loss) before allocations	$14,874	$6,168	$3,967	$(19,989)	$5,020
Allocations	(10,821)	(782)	(3,936)	15,539	—

Operating income (loss)	$4,053	$5,386	$31	$(4,450)	$5,020

Selected Operating Expense:
Depreciation and amortization	$72	$337	$33	$1,288	$1,730
Special charges	13	—	42	1,376	1,431

	Three Months Ended September 30, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$234,850	$130,027	$91,593		$456,470

Operating income (loss) before allocations	$17,764	$7,821	$4,028	$(17,655)	$11,958
Allocations	(9,403)	(439)	(3,080)	12,922	—

Operating income (loss)	$8,361	$7,382	$948	$(4,733)	$11,958

Selected Operating Expense:
Depreciation and amortization	$77	$308	$28	$1,273	$1,686
Special charges	—	—	—	—	—

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

	Nine Months Ended September 30, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$693,987	$361,876	$258,704		$1,314,567

Operating income (loss) before allocations	$49,505	$19,825	$9,432	$(57,724)	$21,038
Allocations	(32,694)	(2,370)	(10,780)	45,844	—

Operating income (loss)	$16,811	$17,455	$(1,348)	$(11,880)	$21,038

Selected Operating Expense:
Depreciation and amortization	$215	$985	$128	$3,906	$5,234
Special Charges	13	—	42	1,376	1,431
Balance Sheet Data:
Total assets	$149,660	$156,686	$63,009	$28,843	$398,198
Goodwill	1,173	48,060	7,634	—	56,867

	Nine Months Ended September 30, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$700,718	$373,944	$221,110		$1,295,772

Operating income (loss) before allocations	$48,123	$21,170	$8,826	$(51,404)	$26,715
Allocations	(30,356)	(669)	(8,775)	39,800	—

Operating income (loss)	$17,767	$20,501	$51	$(11,604)	$26,715

Selected Operating Expense:
Depreciation and amortization	$230	$993	$85	$3,850	$5,158
Special charges	—	—	—	—	—
Balance Sheet Data:
Total assets	$151,690	$159,754	$48,097	$16,366	$375,907
Goodwill	1,173	48,060	7,634	—	56,867

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, and goodwill and other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $52,403 and $72,299 for September 30, 2008 and 2007, respectively. Our capital expenditures are largely comprised of IT hardware and software purchased and software developed internally, to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Net sales by business segment and product mix are presented below:

	Three Months Ended		Nine Months Ended
September 30,	2008	2007	2008	2007
Segment (excludes transfers between segments)
SMB	$217,463	$234,850	$693,987	$700,718
Large Account	117,300	130,027	361,876	373,944
Public Sector	106,681	91,593	258,704	221,110

Total	$441,444	$456,470	$1,314,567	$1,295,772

Product Mix
Notebooks and PDAs	$70,215	$71,730	$204,255	$217,747
Video, Imaging and Sound	65,776	65,236	192,588	172,483
Desktop/Servers	59,169	65,776	179,613	185,783
Software	56,039	58,104	169,195	162,595
Net/Com Products	46,140	37,924	132,980	103,373
Printers and Printer Supplies	41,557	43,449	122,701	126,845
Storage Devices	35,565	41,233	114,710	115,690
Memory and System Enhancements	13,716	20,460	46,697	64,441
Accessories/Other	53,267	52,558	151,828	146,815

Total	$441,444	$456,470	$1,314,567	$1,295,772

Substantially all of our net sales for the nine months ended September 30, 2008 and 2007 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in each of those respective periods. All of our assets at September 30, 2008 and December 31, 2007 were located in the United States. Our primary target customers are small- and medium-sized businesses with 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. No single customer accounted for 10% or more of our total net sales for the three- and nine-month periods ended September 30, 2008 and 2007.

Note 6—Special Charges

In the nine months ended September 30, 2008, we recorded a charge of $1,431 related to workforce reduction and management restructuring costs, classified as workforce reductions in the table below. We did not record any special charges in the nine months ended September 30, 2007.

A roll forward of special charges for the nine months ended September 30, 2008 is shown below.

Workforce Reductions
Balance December 31, 2007	$541
Charges	1,431
Cash payments	(221)

Liabilities at September 30, 2008	$1,751

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Liabilities at September 30, 2008 and December 31, 2007 are included in accrued expenses and other liabilities on the consolidated balance sheet.

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

Note 8—Income Taxes

We file one consolidated U.S. federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2005–2007 remain open to examination by the major state taxing jurisdictions in which we file. In September 2008, we settled an Internal Revenue Service (“IRS”) audit of the 2005 tax year with an adjustment that increased taxable income in 2006 by $325; the IRS asserted that $325 was the non-deductible portion of a General Services Administration (“GSA”) settlement, of which $1,510 was accrued and deducted in 2006. We paid $2,550 to the GSA in 2006 to settle all claims made after a GSA contract administration review. The tax and interest on the $325 adjustment totaled $127 and was paid in September 2008. Additionally during the quarter, $440 of state tax loss and credit carryforwards were recognized.

Note 9—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the bank at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (5.00% at September 30, 2008). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at September 30, 2008 was less than 0.1 to 1.0.

No borrowings were outstanding under this credit facility at September 30, 2008 or December 31, 2007. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At September 30, 2008, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions up to an aggregate

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At September 30, 2008 and December 31, 2007, accounts payable included $16,811 and $12,197, respectively, owed to these financial institutions.

Note 10—Fair Value

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

In accordance with SFAS 157, we measure our cash equivalents at fair value and are classified within Level 1 or Level 2 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices or alternative pricing sources. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of September 30, 2008:

	Fair Value Measurements at Reporting Date Using			Total Balance
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents:
Bank time deposits	$—	$15,079	$—	$15,079
Money market fund deposits	31,748	—	—	31,748

Total assets measured at fair value	31,748	$15,079	—	$46,827

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A”Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a leading direct marketer of a wide range of information technology, or IT, products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large corporate accounts, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

We generate sales through (i) outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers that consist of manufacturers and distributors that historically have sold only to resellers rather than directly to end users. Certain manufacturers have on many occasions attempted to sell directly to our customers, thereby eliminating our role. Consolidation in this industry is more evident than ever, as further streamlining of our supply chain occurs. If more of our suppliers were to succeed in selling to our customers directly, including the electronic distribution of software products, our financial condition, results of operations, and cash flows could be negatively affected.

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

The primary challenges we face in effectively managing our business are (1) increasing our revenues in the face of a weak economic environment while also improving our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively managing and leveraging our selling, general and administrative, or SG&A, expenses over a higher sales base. With modest growth projected, at best, in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins. Given the softness in customer demand, management implemented cost reductions in the third quarter of 2008 to reduce expenses to be in line with lower sales volumes. We lowered headcount in sales support areas and implemented various cost reduction programs that are expected to result in annualized savings of $6 million beginning in the fourth quarter of 2008.

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

We seek to recruit, retain, and increase the productivity of our sales personnel through training, mentoring, financial incentives based on performance, and updating and streamlining our information systems to make our operations more efficient. We are currently undertaking a major modification and upgrade of our sales order processing and customer management system that are expected to improve sales productivity in the second half of 2009. In addition, as stated above, we actively monitor and manage our expense structure in order to obtain better leverage of our operating costs.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2008	2007	2008	2007
Net sales (in millions)	$441.4	$456.5	$1,314.6	$1,295.8

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	12.1	12.6	12.4	12.5
Selling, general and administrative expenses	10.6	10.0	10.7	10.4
Special charges	0.4	—	0.1	—
Income from operations	1.1%	2.6%	1.6%	2.1%

Net sales decreased year over year in the three and nine months ended September 30, 2008 as revenue declines in the SMB and Large Account segments were only partially offset by increased Public Sector revenues. Operating margins decreased year over year in the three- and nine-month periods ended September 30, 2008 as we experienced higher operating costs and lower gross profit margins, compared to the three- and nine-month periods ended September 30, 2007. Gross profit margins decreased year over year for both the three and nine months ended September 30, 2008 due to competitive pricing pressure associated with the recent softening in IT spending. Operating costs increased in dollars and as a percentage of net sales in the three and nine months ended September 30, 2008. The dollar increases were attributable to increased IT investments in sales support systems and additional sales representatives; the rate increases were attributable to the weaker demand environment that adversely affected such expenses as a percentage of net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2008	2007	2008	2007
Business Segment
SMB	49%	51%	53%	54%
Large Account	27	29	27	29
Public Sector	24	20	20	17

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	16%	16%	15%	17%
Videos, Imaging and Sound	15	14	15	13
Desktop/Servers	13	14	14	14
Software	13	13	13	13
Net/Com Products	11	8	10	8
Printers and Printer Supplies	9	10	9	10
Storage Devices	8	9	9	9
Memory and System Enhancements	3	4	4	5
Accessories/Other	12	12	11	11

Total	100%	100%	100%	100%

Our highest year-over-year growth category was Net/Com Products, which grew 22% in the third quarter of 2008 compared to the prior year period, reflecting industry demand for total IT solutions products in all three-business segments. Sales of Video, Imaging and Sound and Accessories/Other were level year over year despite the overall decrease in net sales, primarily due to increased sales of Apple digital music products, consumer electronics, and power management products.

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2008	2007	2008	2007
Business Segment
SMB	14.2%	14.3%	14.0%	13.7%
Large Account	11.1	11.5	11.2	11.2
Public Sector	8.9	9.8	9.6	10.6
Total	12.1%	12.6%	12.4%	12.5%

Consolidated gross profit margins decreased year over year due to lower invoice profit margins and larger Public Sector revenues as a percentage of total net sales in the three and nine months ended September 30, 2008. Public Sector revenues have the lowest margin rates of the three business segments. Invoice profit margins were adversely impacted by pricing pressure associated with softening demand. Gross margin improvement initiatives partly offset such pricing pressure. These include increasing vendor consideration, reducing freight discounting to our customers, and increasing the level of services sales.

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

	Three Months Ended		Nine Months Ended
September 30,	2008	2007	2008	2007
Purchasing/Distribution Center	0.68%	0.63%	0.69%	0.65%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
September 30,	2008	2007	2008	2007
Personnel costs	$30.8	$30.6	$94.0	$90.2
Advertising, net	4.8	4.8	14.5	14.5
Facilities operations	2.4	2.3	7.2	6.8
Credit card fees	1.8	2.0	5.7	5.9
Depreciation and amortization	1.7	1.7	5.2	5.2
Bad debts	0.1	0.5	1.1	1.1
Other, net	5.3	3.7	12.7	11.1

Total	$46.9	$45.6	$140.4	$134.8

Percentage of net sales	10.6%	10.0%	10.7%	10.4%

Personnel costs represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Personnel costs increased year over year as additional investments in sales representatives offset a decline in variable compensation associated with lower operating results. We ended the third quarter 2008 with 666 sales representatives, or 3% more than at September 30, 2007. Other expenses increased year over year in the three and nine months ended September 30, 2008 primarily due to investments in sales system enhancements which we expect to improve sales productivity beginning in the second half of 2009. Given the softness in customer demand, management implemented cost reductions in the third quarter of 2008 to reduce expenses in line with lower sales volumes. We reduced headcount in sales support areas and implemented various cost reduction programs that are expected to result in annualized savings of $6 million beginning in the fourth quarter of 2008.

Year-Over-Year Comparisons

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$217.4	49.2%	$234.9	51.4%	(7.4)%
Large Account	117.3	26.6	130.0	28.5	(9.8)
Public Sector	106.7	24.2	91.6	20.1	16.5

Total	$441.4	100.0%	$456.5	100.0%	(3.3)%

Gross Profit:
SMB	$30.8	14.2%	$33.6	14.3%	(8.3)%
Large Account	13.0	11.1	15.0	11.5	(13.3)
Public Sector	9.5	8.9	8.9	9.8	6.7

Total	$53.3	12.1%	$57.5	12.6%	(7.3)%

Net sales for the third quarter of 2008 decreased compared to the third quarter of 2007 as higher sales levels achieved by the Public Sector segment only partially offset declines in SMB and Large Account segments, as explained below:

•

Net sales for the SMB segment decreased in the third quarter of 2008 across most product and customer sectors. Corporate sales declined year over year, reflecting the industry-wide slow-down in purchasing patterns of our business customers. Consumer sales continued to decline, reflecting our focus on more diverse marketing programs designed to reach our business customers and the general decline in consumer spending. Average annualized sales productivity decreased 11% year over year in the third quarter of 2008 in part due to the hiring of new sales representatives. Sales representatives for our SMB segment totaled 453 at September 30, 2008, an increase from 436 at September 30, 2007.

•

Net sales for the Large Account segment decreased year over year, reflecting the industry-wide decline in IT spending by large corporate customers. As a result, average annualized sales productivity decreased year over year by 4% in the third quarter of 2008. Sales representatives for our Large Account segment totaled 92 at September 30, 2008, a decrease from 97 at September 30, 2007, partly as a result of reductions implemented during the third quarter of 2008.

•

Net sales for the Public Sector segment in the third quarter of 2008 increased year over year primarily due to increased federal government sales made under federal government contracts. Average annualized sales productivity in the third quarter of 2008 increased by 10% year over year primarily due to the success of our federal sales representatives. Sales representatives for our Public Sector segment totaled 121 at September 30, 2008, an increase from 112 at September 30, 2007.

Gross profit for the third quarter of 2008 decreased compared to the third quarter of 2007 in dollars and as a percentage of net sales, as explained below:

•

Gross profit for the SMB segment decreased year over year primarily due to decreased net sales, as gross profit margins were largely unchanged. Increased vendor consideration and reduced freight discounting by our sales representatives offset increased competitive pricing pressures in the third quarter of 2008 compared to the prior year period.

•

Gross profit for the Large Account segment decreased year over year in both dollars and as a percentage of net sales. The decline in gross profit margins was attributable to competitive pricing pressure as large corporate customers increasingly curtailed IT spending in the third quarter of 2008. Increased freight margins and additional vendor consideration partly offset such pricing pressure.

•

Gross profit for the Public Sector segment in the third quarter of 2008 increased in dollars but decreased as a percentage of net sales compared to the third quarter of 2007. Lower net agency fee revenues in the third quarter of 2008 adversely impacted gross profit margins compared to the prior year.

Selling, general and administrative expenses in the third quarter of 2008 increased in dollars and as a percentage of sales compared to the third quarter of 2007.

SG&A expenses attributable to our operating segments and Headquarters/Other group are summarized below (dollars in millions):

	Three Months Ended September 30,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$26.8	12.3%	$25.2	10.7%	6.3%
Large Account	7.6	6.5	7.6	5.8	—
Public Sector	9.4	8.8	8.0	8.7	17.5
Headquarters/Other	3.1		4.8		(35.4)

Total	$46.9	10.6%	$45.6	10.0%	2.9%

•

SG&A expenses for the SMB segment increased year over year in both dollars and as a percentage of net sales. Increased personnel costs and additional allocation expense of centralized headquarter services led to larger operating expenses in the third quarter of 2008. Despite a decrease in variable compensation resulting from lower gross margins, personnel expense increased due to the hiring of sales representatives. The operating costs of corporate headquarters and other support functions are charged to the reportable operating segments based on their estimated usage of the underlying functions.

•

SG&A expenses for the Large Account segment were unchanged in dollars but increased as a percentage of net sales compared to the prior year period as a result of lower net sales. An increase in allocation expense of centralized headquarter services was offset by lower variable compensation that resulted from lower gross margins in the third quarter of 2008 compared to the prior year period.

•

SG&A expenses for the Public Sector segment increased in dollars but were largely unchanged as a percentage of net sales in the third quarter of 2008. The year-over-year dollar increase was attributable to increases in personnel expense and allocation expense of centralized headquarter services in the third quarter of 2008. Incremental variable compensation associated with higher gross profit dollars contributed to the year-over-year personnel expense increase.

•	SG&A expenses for the Headquarters/Other group decreased in dollars year over year as increased allocations to the operating segments offset increased investments in information technology systems.

In the three months ended September 30, 2008, we recorded a charge of $1.4 million related to workforce reduction and management restructuring costs, classified as workforce reductions in the table below. We did not record any special charges in the three months ended September 30, 2007. A roll forward of special charges for the period presented is shown below (in thousands of dollars).

Workforce Reductions
Balance December 31, 2007	$541
Charges	1,431
Cash payments	(221)

Liabilities at September 30, 2008	$1,751

Liabilities related to special charges are included in accrued expenses and other liabilities on the consolidated balance sheet.

Income from operations for the third quarter of 2008 decreased by $6.9 million from the third quarter of 2007 to $5.0 million. Income from operations as a percentage of net sales decreased to 1.1% for the third quarter of 2008 compared to 2.6% for the third quarter of 2007. Our operating income decreased year over year in both dollars and as a percentage of net sales in the third quarter of 2008 primarily due to the decrease in gross profits discussed above and the $1.4 million of special charges incurred in the third quarter of 2008.

Interest expense for the third quarter of 2008 decreased due to lower interest incurred for our capital lease compared to the third quarter of 2007.

Our effective tax rate was 36.7% for the third quarter of 2008 compared to 35.6% for the third quarter of 2007. The higher effective tax rate in 2008 was generally due to increased state tax expense associated with filing in additional states as a result of our business expansion. Offsetting this expense was the release of a valuation allowance relating primarily to the effect of recently enacted state tax legislation. Our low tax rate in the third quarter of 2007 was due primarily to a prior year income tax settlement. We expect our effective tax rate to approximate 40% in future periods.

Net income for the third quarter of 2008 decreased to $3.2 million, compared to $7.7 million for the third quarter of 2007, as a result of the decrease in income from operations.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$694.0	52.8%	$700.7	54.1%	(1.0)%
Large Account	361.9	27.5	374.0	28.9	(3.2)
Public Sector	258.7	19.7	221.1	17.0	17.0

Total	$1,314.6	100.0%	$1,295.8	100.0%	1.5%

Gross Profit:
SMB	$97.4	14.0%	$96.0	13.7%	1.5%
Large Account	40.7	11.2	42.0	11.2	(3.1)
Public Sector	24.8	9.6	23.5	10.6	5.5

Total	$162.9	12.4%	$161.5	12.5%	0.9%

Net sales for the nine months ended September 30, 2008 increased compared to the nine months ended September 30, 2007, as higher sales levels achieved by the Public Sector segment offset modest declines in our SMB and Large Account segments, as explained below:

•

Net sales for the SMB segment decreased year over year as a decline in consumer spending offset a modest increase in corporate sales. SMB’s outbound sales representatives increased corporate sales by 2% year over year by adding new business customers and acquiring a greater share of existing customers’ IT purchases. The decrease in consumer sales was attributable to the general decline in consumer spending and our focus on more diverse marketing programs designed to reach our business customers.

•	Net sales for the Large Account segment decreased year over year in the nine months ended September 30, 2008, reflecting softened demand for IT solutions from large corporate customers.

•

Net sales for the Public Sector segment in the nine months ended September 30, 2008 increased 17% from the prior year period due to higher education sales and additional sales made under federal government contracts in 2008. Federal sales increased by 44% year over year and sales to state, local, and education customers increased by 7% year over year compared to the nine months ended September 30, 2007.

Gross profit for the nine months ended September 30, 2008 increased compared to the nine months ended September 30, 2007 in dollars but decreased as a percentage of net sales, as explained below:

•

Gross profit for the SMB segment increased slightly year over year due to improved gross profit margins. Gross profit margins benefited from additional vendor allowances realized in the nine months ended September 30, 2008. Our 2008 gross margin initiatives have emphasized increased utilization of vendor consideration, reduced freight discounting, and growth in the level of services sales.

•

Gross profit for the Large Account segment decreased year over year due to the decline in net sales, as gross profit margins were unchanged. Gross profit margins were level year over year as increased vendor consideration offset lower invoice product margins.

•

Gross profit for the Public Sector segment increased year over year in dollars but decreased as a percentage of net sales. Lower net agency fee revenues and lower invoice product margins in the nine months ended September 30, 2008 adversely impacted gross profit margins compared to the prior year.

Selling, general and administrative expenses in the nine months ended September 30, 2008 increased in dollars and as a percentage of net sales compared to the nine months ended September 30, 2007.

SG&A expenses attributable to our operating segments and Headquarters/Other group are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2008		2007		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$80.5	11.6%	$78.2	11.2%	2.9%
Large Account	23.3	6.4	21.5	5.8	8.4
Public Sector	26.1	10.1	23.5	10.6	11.1
Headquarters/Other	10.5		11.6		(9.5)

Total	$140.4	10.7%	$134.8	10.4%	4.2%

•

SG&A expenses for the SMB segment increased year over year in dollars and as a percentage of net sales as increased allocation expense of Headquarter/Other services offset lower net advertising expense during the nine months ended September 30, 2008. The operating costs of the Headquarters/

Other group are charged to operating segments based on their estimated usage of the underlying functions. Incremental variable compensation associated with higher gross profit dollars also contributed to the year-over-year increase.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales compared to the prior year period. Increased allocation expense of centralized headquarter services was partially offset by lower personnel expense. The operating costs of the Headquarters/Other group are charged to operating segments based on their estimated usage of the underlying functions. Personnel expense decreased year over year largely due to the transfer of service personnel in the third quarter of 2007 from the Large Account segment to Headquarters/Other group.

•

SG&A expenses for the Public Sector segment increased in dollars but declined as a percentage of net sales in the nine months ended September 30, 2008. The year-over-year dollar increase was attributable to an increase in allocation expense of centralized headquarter services, higher variable compensation, and greater net advertising expense. Improved operating expense leverage resulted in the year-over-year decrease in SG&A expenses as a percentage of net sales.

•

SG&A expenses for the Headquarters/Other group decreased year over year in dollars as increased allocations to the operating segments offset increased personnel expense and incremental investments in our information technology systems. Despite a decrease in bonus expense associated with lower operating margins, personnel expense increased year over year due to the transfer of service personnel discussed above.

In the nine months ended September 30, 2008, we recorded a charge of $1.4 million related to workforce reduction and management restructuring costs, classified as workforce reductions in the table below. We did not record any special charges in the nine months ended September 30, 2007. A roll forward of special charges for the period presented is shown below (in thousands of dollars).

Workforce Reductions
Balance December 31, 2007	$541
Charges	1,431
Cash payments	(221)

Liabilities at September 30, 2008	$1,751

Liabilities related to special charges are included in accrued expenses and other liabilities on the consolidated balance sheet.

Income from operations for the nine months ended September 30, 2008 decreased by $5.7 million to $21.0 million, compared to $26.7 million in the nine months ended September 30, 2007. Income from operations as a percentage of net sales was 1.6% for the nine months ended September 30, 2008, compared to 2.1% for the nine months ended September 30, 2007. Our operating income decreased year over year in dollars and as a percentage of net sales in the nine months ended September 30, 2008 primarily due to increased operating costs discussed above, in addition to the $1.4 million of special charges incurred in the 2008 period.

Interest expense for the nine months ended September 30, 2008 decreased by $0.1 million compared to the nine months ended September 30, 2007 due to lower interest incurred for our capital lease.

Our effective tax rate was 38.0% for the nine months ended September 30, 2008, compared to the 37.0% rate we experienced for the nine months ended September 30, 2007. Our lower tax rate in the nine months ended September 30, 2007 was due primarily to a prior year income tax settlement. We expect our effective tax rate to approximate 40% in future periods.

Net income for the nine months ended September 30, 2008 decreased by $3.7 million to $13.1 million, compared to the nine months ended September 30, 2007, primarily because of the decrease in income from operations.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit and inventory trade credit agreements. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, and as opportunities arise, possible acquisitions of new businesses.

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve months. We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2008, we had approximately $46.8 million in unrestricted accounts.

•

Cash Generated from Operations. We expect to generate positive cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables. Historically, we have consistently generated net positive cash flows from operations.

•

Credit Facilities. As of September 30, 2008, our $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2008	2007
Net cash provided by operating activities	$43.0	$8.9
Net cash used for investing activities	(8.7)	(5.2)
Net cash (used for) provided by financing activities	(1.2)	2.4

Increase in cash and cash equivalents	$33.1	$6.1

Cash provided by operating activities increased by $34.1 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Cash flow provided by operations in the nine months ended September 30, 2008 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable. Accounts receivable decreased by $19.3 million from December 31, 2007 levels due a decrease in days sales outstanding, or DSOs, as well as decreased net sales in the third quarter of 2008 compared to the fourth quarter of 2007. DSOs improved to 43 days for the third quarter of 2008, compared to 45 days for the third quarter of 2007, because of improved collection efforts. Cash flow provided by operations in the nine months ended September 30, 2007 resulted primarily from net income before depreciation and amortization offset in part by an increase in accounts receivables and inventories. Inventory was largely unchanged from the 2007 year-end balance as inventory turns was 22 turns for the third quarter of 2008 and 21 turns for the fourth quarter of 2007.

At September 30, 2008, we had $115.2 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This balance includes $16.8 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $3.5 million in the nine months ended September 30, 2008 compared to the prior year period. These activities include our capital expenditures, primarily for purchases of computer equipment and software and capitalization of internally-developed software. In the nine months ended September 30, 2008, we completed an extensive desktop upgrade and increased year over year our investments in sales system enhancements, that together accounted for the majority of this year-over-year increase. We expect total capital expenditures in 2008 to be between $11.0 million and $12.0 million.

Cash used for financing activities in the nine months ended September 30, 2008 was attributable largely to our purchase of treasury shares that totaled $1.2 million in the nine months ended September 30, 2008. Cash provided by financing activities in the nine months ended September 30, 2007 benefited from proceeds of $2.5 million from the exercise of common stock options under employee stock plans.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (5.00% at September 30, 2008). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest expense, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. The entire $50 million facility was available for borrowing at September 30, 2008.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $16.8 million as of September 30, 2008, are recorded in accounts payable, and the inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Sports Marketing Commitments. We have multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2010 and 2013, respectively. These agreements, which grant us various marketing rights and seating arrangements, require payments aggregating $0.3 million to $1.6 million per year.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at September 30, 2008 was less than 0.1 to 1.0, as average borrowings against our credit facility were minimal during the third quarter of 2008.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended September 30, 2006 (loss quarters not counted). Such amount was calculated at September 30, 2008 as $174.9 million. Our actual consolidated stockholders’ equity at September 30, 2008 was $237.6 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of September 30, 2008, the entire $50.0 million facility was available for borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities and such adoption did not have a significant effect on our financial position, results of operations, and cash flows.

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which permits companies to voluntarily choose to measure specified financial instruments and other items at fair value on a contract-by-contract basis. If the fair value option is elected, subsequent changes in fair value will be required to be reported in earnings each reporting period. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have elected not to measure any eligible items at fair value. Accordingly, the adoption of SFAS 159 did not have a material impact on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. We are currently assessing the potential impact SFAS 141(R) will have on our financial statements.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 70% and 66% of our total product purchases in the nine months ended September 30, 2008 and 2007, respectively. Among these five vendors, purchases from Ingram Micro Inc. represented 25% and 24% of our total product purchases in the nine months ended September 30, 2008 and 2007, respectively. Purchases from Tech Data Corporation comprised 18% and 13% of our total product purchases in the nine months ended September 30, 2008 and 2007, respectively. Purchases from Hewlett-Packard Company (“HP”) represented 11% and 14% of our total product purchases in the nine months ended September 30, 2008 and 2007, respectively. No other vendor supplied more than 10% of our total product purchases in the nine months ended September 30, 2008 and 2007, respectively. If we were unable to acquire products from Ingram, HP, Tech Data, or other significant suppliers, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at September 30, 2008 was $115.2 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Should our financial performance not meet our expectations and our stock price continue to trade at current levels, we may be required to record a significant charge to earnings for impairment of goodwill and other intangibles.

We perform an annual impairment test relative to goodwill in accordance with SFAS 142, “Goodwill and Other Intangibles.” Given the recent decline in the economy and our stock price, we completed an interim review in the third quarter of 2008. Although we determined that the fair values of our operating segments’ goodwill and trademarks exceeded the carrying values at the end of the third quarter, should our financial performance not meet our expectations, we would likely adjust downward expected future operating results. Such adjustment may result in a determination that our carrying values for goodwill and other intangibles exceed fair values. This determination may in turn require that we record a significant non-cash charge to earnings to reduce the carrying amounts of goodwill and other intangibles in one or more operating segments, resulting in a negative effect on our results of operations.

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

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including CDW Corporation, Insight Enterprises, Inc., and Dell Inc., who are much larger than we are. Certain hardware and software vendors, such as HP, Lenovo, and Apple, who provide products to us, are also selling their products directly to end users through their own catalogs, stores, and via the Internet. We compete not only for customers, but also for advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

We have had an increasing level of sales made via the Internet in part because of the growing use and acceptance of the Internet by end users. Sales of computer products via the Internet represent a significant and increasing portion of overall computer product sales. Growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. We cannot accurately predict the rate at which they will do so.

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

Shipping costs are a significant expense in the operation of our business. Increases in postal or shipping rates and paper costs could significantly impact the cost of producing and mailing our catalogs and shipping customer orders. Postage prices and shipping rates increase periodically, and we have no control over future increases. We have long-term contracts with DHL and United Parcel Service. We believe that we have negotiated favorable shipping rates with these carriers. We generally invoice customers for shipping and handling charges. There can be no assurance that we will be able to pass on to our customers the full cost, including any future increases in the cost, of commercial delivery services.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2008 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs
07/01/08 – 07/30/08	—	—	—	$11,775,098
08/01/08 – 08/31/08	11,065	$7.37	11,065	$11,693,598
09/01/08 – 09/30/08	16,908	$7.34	16,908	$11,569,537

Total	27,973	$7.35	27,973	$11,569,537

(1)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million pursuant to the Program. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number	Description

10.1	Separation Agreement, dated October 14, 2008, by and between the Company and David Beffa- Negrini (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2008.)

10.2*	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockland, Maryland.

15 *	Letter on unaudited interim financial information.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: November 10, 2008	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	By:	/S/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer (Principal Accounting and Financial Officer)