Form 10-Q
period 2009-03-31
PC CONNECTION INC
filed 2009-05-08
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐    NO  ☐

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of May 1, 2009 was 26,977,264.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I    FINANCIAL INFORMATION

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,916	$47,003
Accounts receivable, net	140,396	185,885
Inventories	56,830	60,813
Deferred income taxes	4,096	4,244
Income taxes receivable	4,530	1,448
Prepaid expenses and other current assets	3,698	3,626

Total current assets	277,466	303,019
Property and equipment, net	25,124	24,483
Goodwill	48,060	48,060
Other intangibles, net	1,952	2,220
Other assets	390	385

Total Assets	$352,992	$378,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$718	$699
Accounts payable	78,909	101,783
Accrued expenses and other liabilities	18,051	19,993
Accrued payroll	6,789	6,337

Total current liabilities	104,467	128,812
Capital lease obligation to affiliate, less current maturities	3,423	3,610
Deferred income taxes	7,130	6,183
Other liabilities	4,073	4,238

Total Liabilities	119,093	142,843

Stockholders’ Equity:
Common stock	273	273
Additional paid-in capital	96,297	95,997
Retained earnings	140,717	142,336
Treasury stock at cost	(3,388)	(3,282)

Total Stockholders’ Equity	233,899	235,324

Total Liabilities and Stockholders’ Equity	$352,992	$378,167

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$326,221	$423,724
Cost of sales	284,610	370,980

Gross profit	41,611	52,744
Selling, general and administrative expenses	43,289	45,393
Special charges	891	—

Income (loss) from operations	(2,569)	7,351
Interest expense	(134)	(162)
Other, net	199	159

Income (loss) before taxes	(2,504)	7,348
Income tax benefit (provision)	885	(2,574)

Net income (loss)	$(1,619)	$4,774

Earnings (loss) per common share:
Basic	$(.06)	$.18

Diluted	$(.06)	$.18

Weighted average common shares outstanding:
Basic	26,819	26,860

Diluted	26,819	26,974

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2009	27,326	$273	$95,997	$142,336	(492)	$(3,282)	$235,324
Stock compensation expense	—	—	300	—	—	—	300
Repurchase of common stock for Treasury	—	—	—	—	(36)	(106)	(106)
Net loss	—	—	—	(1,619)	—	—	(1,619)

Balance—March 31, 2009	27,326	$273	$96,297	$140,717	(528)	$(3,388)	$233,899

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(1,619)	$4,774
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,810	1,670
Provision for doubtful accounts	857	399
Deferred income taxes	1,095	1,425
Stock compensation expense	300	207
Income tax benefit from exercise of stock options	—	4
Excess tax benefit from exercise of stock options	—	(1)
Changes in assets and liabilities:
Accounts receivable	44,632	23,344
Inventories	3,983	10,420
Prepaid expenses and other current assets	(3,154)	(1,078)
Other non-current assets	(5)	10
Accounts payable	(23,169)	(25,180)
Accrued expenses and other liabilities	(1,655)	(5,284)

Net cash provided by operating activities	23,075	10,710

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,888)	(2,926)

Net cash used for investing activities	(1,888)	(2,926)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	67	28,815
Repayment of short-term borrowings	(67)	(28,815)
Repayment of capital lease obligation	(168)	(124)
Purchase of treasury shares	(106)	(939)
Exercise of stock options	—	25
Excess tax benefit from exercise of stock options	—	1

Net cash used for financing activities	(274)	(1,037)

Increase in cash and cash equivalents	20,913	6,747
Cash and cash equivalents, beginning of period	47,003	13,741

Cash and cash equivalents, end of period	$67,916	$20,488

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The operating results for the three months ended March 31, 2009 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2009.

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

Note 2—Earnings Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock and nonvested stock, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
March 31,	2009	2008
Numerator:
Net income (loss)	$(1,619)	$4,774

Denominator:
Denominator for basic earnings per share	26,819	26,860
Dilutive effect of employee equity awards	—	114

Denominator for diluted earnings per share	26,819	26,974

Earnings (loss) per share:
Basic	$(.06)	$.18

Diluted	$(.06)	$.18

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

For the three months ended March 31, 2009 and 2008, the following weighted average outstanding stock options and other common stock equivalents were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	Three Months Ended
March 31,	2009	2008
Anti-dilutive shares	1,168	577

Note 3—Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) which became effective January 1, 2008, except as amended by FASB Staff Position (“FSP”) 157-1, 157-2, and 157-3. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FSP 157-1 excludes SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example of how to determine the fair value of a financial asset in an inactive market. We adopted the provisions of SFAS 157 effective January 1, 2008, as amended, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of this statement did not have a significant impact on our financial statements for fair value measurements made during the year ended December 31, 2008. The provisions of the statement related to non-recurring nonfinancial assets and nonfinancial liabilities were adopted effective January 1, 2009 and did not have a significant impact on our financial statements.

Note 4—Goodwill and Other Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in our fair value. We perform the assessment annually as of January 1, and on an interim basis if potential impairment indicators arise, and determine the fair value of the reporting units using established income and market valuation approaches.

We performed an interim impairment review effective December 31, 2008 and determined that the goodwill carried by our SMB and Public Sector segments was fully impaired, and as a result, we recognized an impairment loss of $8,807, or $5,383 net of taxes, in our operating results for the year ended December 31, 2008. The fair value of the Large Account reporting unit exceeded its carrying value, and accordingly there was no need to perform the second step of the impairment test required under SFAS 142 for this reporting unit at December 31, 2008. Given the results of the December 31, 2008 review, we concluded there was no impairment on January 1, 2009.

We determined the fair values of our reporting units by preparing a discounted cash flow analysis using updated forward looking projections of each unit’s future operating results. The significant assumptions used in

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

our discounted cash flow analysis include: net income, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Net income assumptions include sales growth, gross margin, and selling, general and administrative (“SG&A”) growth assumptions, which are generally based on historical trends. The discount rate used is a “market participant” weighted average cost of capital (“WAAC”) and was 13.5% at December 31, 2008. Working capital requirements were estimated at 7.5% of revenues. We performed a sensitivity analysis on the significant assumptions used in our December 31, 2008 discounted cash flow analysis and have determined that a reasonable, negative change in our assumptions, as follows, would not impact our conclusion: reduce net income by 10%, increase the WAAC by 100 basis points, or reduce terminal sales growth rate by 20%.

March 31, 2009
Goodwill	$48,060
Trademarks	1,190

Intangible assets subject to amortization at March 31, 2009 consisted of customer lists of $703 and a licensing agreement of $59 (net of accumulated amortization of $4,517 and $415, respectively). Intangible assets subject to amortization at December 31, 2008 consisted of customer lists of $941 and a licensing agreement of $89 (net of accumulated amortization of $4,278 and $386, respectively). For each of the three-month periods ended March 31, 2009 and 2008, we recorded amortization expenses of $268.

The estimated amortization expense for each of the three succeeding years and thereafter is as follows:

For the Year Ending December 31,
2009	$674	(*)
2010	88
2011 and thereafter	—

(*) Represents estimated amortization expense for the nine months ending December 31, 2009.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Net sales represent net sales to external customers and exclude inter-segment product revenues, as they are not reviewed by our CODM. In addition, our CODM reviews income tax expense on a consolidated basis, and accordingly, we do not report income tax expense by operating segment. Segment information applicable to our reportable operating segments for the three months ended March 31, 2009 and 2008 is shown below:

	Three Months Ended March 31, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$172,368	$90,723	$63,130		$326,221

Operating income (loss) before allocations	$10,987	$3,269	$1,980	$(18,805)	$(2, 569)
Allocations	(11,395)	(836)	(3,756)	15,987	—

Operating income (loss)	$(408)	$2,433	$(1,776)	$(2,818)	$(2, 569)

Net interest expense and other, net					65

Loss before taxes					$(2, 504)

Selected Operating Expense:
Depreciation and amortization	$67	$330	$30	$1,383	$1,810
Special charges	91	107	179	514	891
Balance Sheet Data:
Total assets	$148,908	$147,914	$38,247	$17,923	$352,992
Goodwill	—	48,060	—	—	48,060

	Three Months Ended March 31, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$240,149	$117,208	$66,367		$423,724

Operating income (loss) before allocations	$18,004	$6,131	$2,226	$(19,010)	$7, 351
Allocations	(10,925)	(724)	(3,103)	14,752	—

Operating income (loss)	$7,079	$5,407	$(877)	$(4,258)	$7, 351

Net interest expense and other, net					(03)

Income before taxes					$7,348

Selected Operating Expense:
Depreciation and amortization	$68	$321	$28	$1,253	$1,670

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, and goodwill. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group at March 31, 2009 are presented net of intercompany balance elimination of $131,486. Our capital expenditures largely consist of information technology (“IT”) hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

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

Net sales by business segment and product mix are presented below:

	Three Months Ended
March 31,	2009	2008
Segment (excludes transfers between segments)
SMB	$172,368	$240,149
Large Account	90,723	117,208
Public Sector	63,130	66,367

Total	$326,221	$423,724

Product Mix
Notebooks and PDAs	$47,625	$64,101
Software	44,684	56,146
Video, Imaging and Sound	44,321	62,291
Desktops/Servers	39,604	58,409
Net/Com Products	33,115	35,794
Printers and Printer Supplies	30,258	40,839
Storage Devices	29,107	42,562
Memory and System Enhancements	11,310	15,094
Accessories/Other	46,197	48,488

Total	$326,221	$423,724

Substantially all of our net sales for the three months ended March 31, 2009 and 2008 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in each of those respective periods. All of our assets at March 31, 2009 and December 31, 2008 were located in the United States. Our primary target customers are small- and medium-sized businesses with 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three months ended March 31, 2009 and 2008. Net sales to the federal government accounted for $20,879, or 6.4% of total net sales for the three months ended March 31, 2009, and $23,085, or 5.4% of total net sales for the three months ended March 31, 2008.

Note 6—Special Charges

In the three months ended March 31, 2009, we recorded a charge of $891 related to workforce reduction and management restructuring costs, classified as workforce reductions in the table below. We did not record any special charges in the three months ended March 31, 2008.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

A roll forward of special charges for the three months ended March 31, 2009 is shown below.

Workforce Reductions
Balance December 31, 2008	$1,264
Charges	891
Cash payments	(645)

Liabilities at March 31, 2009	$1,510

Liabilities at March 31, 2009 consist of $1,155 of accrued payroll, $123 of accrued expenses and other liabilities, and $232 of non-current other liabilities on the consolidated balance sheet and are expected to be paid through January 2011. Liabilities at December 31, 2008 consist of $955 of accrued payroll and $309 of non-current other liabilities on the consolidated balance sheet.

Note 7—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A comprehensive multi-state unclaimed property audit is currently in progress. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Such outcome could have a material negative impact on our financial position, results of operations, and cash flows.

Note 8—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the bank at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at March 31, 2009). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility for the quarter to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization) for the trailing twelve months. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at March 31, 2009 was less than 0.1 to 1.0. Future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at March 31, 2009 and December 31, 2008, and accordingly the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

At March 31, 2009, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At March 31, 2009 and December 31, 2008, accounts payable included $11,718 and $13,499, respectively, owed to these financial institutions.

Note 9—Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit, however, limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts.

In the first quarter of 2009, we repurchased an aggregate of 35 shares for $106. As of March 31, 2009, we have repurchased an aggregate of 594 shares for $3,840. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $8,445. We have issued nonvested shares from treasury stock and have reflected upon vesting the net remaining balance of treasury stock on the consolidated balance sheet.

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

In accordance with SFAS 157, we measure our cash equivalents at fair value and are classified within Level 1 or Level 2 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices or alternative pricing sources. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Bank time deposits	$—	$7,356	$—	$7,356
Money market fund deposits	60,560	—	—	60,560

Total assets measured at fair value	60,560	$7,356	—	$67,916

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

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. As buying trends change and electronic commerce continues to grow, customers become more sophisticated and have more choices than ever before. Customers are also better able to make price comparisons through the Internet, thereby increasing price competition. These conditions have had, and could continue to have, a negative effect on our financial condition, results of operations, and cash flows.

The primary challenges we face in effectively managing our business are (1) maintaining , if not increasing, our revenues in the face of a global recession, while at the same time, maintaining, if not improving, our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general and administrative, or SG&A, expenses over an expected lower sales base. With continuing declines in spending projected in the overall IT industry, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins. Given the deterioration in the demand environment, management implemented cost reductions late in the first quarter of 2009 to reduce expenses, which we believe will result in annualized savings of up to $14 million.

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

We seek to recruit, retain, and increase the productivity of our sales personnel through training, mentoring, financial incentives based on performance, and updating and streamlining our information systems to make our operations more efficient. We are currently undertaking a major modification and upgrade of our sales order and customer management system that are expected to improve sales productivity beginning late in 2009. In addition, as stated above, we continue to actively monitor and manage our expense structure in order to obtain better leverage of our operating costs and to adjust our expense structure to changing revenue levels.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
March 31,	2009	2008
Net sales (in millions)	$326.2	$423.7

Net sales	100.0%	100.0%
Gross margin	12.8	12.4
Selling, general and administrative expenses	13.3	10.7
Special charges	0.3	—
Income (loss) from operations	(0.8)	1.7

Net sales in the first quarter of 2009 decreased by $97.5 million, or 23%, compared to the first quarter of 2008. We experienced revenue declines in all three segments and in all product lines due to decreased demand for our products. Income (loss) from operations decreased year over year in the first quarter of 2009 primarily due to the significant decline in sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended
March 31,	2009	2008
Business Segment
SMB	53%	57%
Large Account	28	28
Public Sector	19	15

Total	100%	100%

Product Mix
Notebooks and PDAs	15%	15%
Software	14	13
Videos, Imaging and Sound	14	15
Desktops/Servers	12	14
Net/Com Products	10	8
Printers and Printer Supplies	9	10
Storage Devices	9	10
Memory and System Enhancements	3	4
Accessories/Other	14	11

Total	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2009	2008
Business Segment
SMB	14.4%	13.9%
Large Account	10.7	10.8
Public Sector	11.1	10.2
Total	12.8%	12.4%

Consolidated gross profit dollars decreased for the first quarter of 2009 by $11.1 million compared to first quarter of 2008, due to lower net sales. Gross profit margin increased year over year by 31 basis-points as lower invoice margins were offset by increased vendor consideration, improved freight margins, and higher levels of agency fee revenues, which are recorded on a net basis.

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

	Three Months Ended
March 31,	2009	2008
Purchasing/Distribution Center	0.97%	0.72%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended
March 31,	2009	2008
Personnel costs	$28.3	$31.1
Advertising, net	4.1	4.1
Facilities operations	2.5	2.6
Credit card fees	1.6	1.9
Depreciation and amortization	1.8	1.7
Professional fees	2.2	1.9
Bad debts	0.7	0.3
Other, net	2.1	1.8

Total	$43.3	$45.4

Percentage of net sales	13.3%	10.7%

Personnel costs represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Personnel costs decreased year over year due to lower variable compensation associated with reduced gross profits, as well as headcount reductions implemented in the third quarter of 2008.

Year-Over-Year Comparisons

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$172.4	52.9%	$240.1	56.6%	(28.2)%
Large Account	90.7	27.8	117.2	27.7	(22.6)
Public Sector	63.1	19.3	66.4	15.7	(5.0)

Total	$326.2	100.0%	$423.7	100.0%	(23.0)%

Gross Profit:
SMB	$24.9	14.4%	$33.3	13.9%	(25.2)%
Large Account	9.7	10.7	12.6	10.8	(23.0)
Public Sector	7.0	11.1	6.8	10.2	2.9

Total	$41.6	12.8%	$52.7	12.4%	(21.1)%

Net sales for the first quarter of 2009 decreased compared to the first quarter of 2008 due to lower sales in all three business segments, as explained below:

•

Net sales for the SMB segment decreased across most product and customer sectors. Both corporate and consumer sales declined in the first quarter of 2009 year over year, reflecting the increasingly sluggish demand. Average annualized sales productivity decreased 21% year over year in the first quarter of 2009 compared to the prior year quarter. Sales representatives for our SMB segment totaled 398 at March 31, 2009, a decrease from 469 at March 31, 2008.

•

Net sales for the Large Account segment decreased year over year by 23% as average annualized sales productivity in the first quarter of 2009 decreased by 16% year over year. Large enterprise customers continue to defer purchases and redeploy excess equipment resulting from corporate layoffs. Sales representatives for our Large Account segment totaled 87 at March 31, 2009, a decrease from 100 at March 31, 2008.

•

Net sales for the Public Sector segment in the first quarter of 2009 decreased due to lower contract sales and certain large orders that were deferred by the customer to the second quarter of 2009. Average annualized sales productivity in the first quarter of 2009 decreased by 27% year over year primarily due to new hires late in the fourth quarter of 2008. Sales representatives for our Public Sector segment totaled 144 at March 31, 2009, an increase from 120 at March 31, 2008.

Gross profit for the first quarter of 2009 decreased compared to the first quarter of 2008 in dollars, as explained below:

•

Gross profit for the SMB segment decreased year over year in dollars due to lower sales in the first quarter of 2009 but increased as a percentage of net sales. Despite experiencing lower adjusted invoice margins in 2009, SMB’s overall gross profit margins increased by 57 basis-points largely due to increased vendor consideration in the first quarter of 2009.

•

Gross profit for the Large Account segment in the first quarter of 2009 decreased due to the revenue decline as gross profit margins were largely unchanged year over year. Increased freight contribution and higher agency fee revenues, that are recorded on a net basis, offset lower invoice product margins associated with increased pricing pressures in the first quarter of 2009.

•

Gross profit for the Public Sector segment in the first quarter of 2009 increased in dollars as a result of increased gross profit margins as a percentage of net sales compared to the prior year quarter. Gross profit margins increased by 88 basis-points due to increased freight contribution and higher agency fee revenues which are recorded on a net basis.

Selling, general and administrative expenses in the first quarter of 2009 decreased in dollars but increased as a percentage of sales compared to the first quarter of 2008 on a consolidated basis.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Three Months Ended March 31,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$25.2	14.6%	$26.2	10.9%	(3.8)%
Large Account	7.2	7.9	7.2	6.1	—
Public Sector	8.6	13.6	7.7	11.6	11.7
Headquarters/Other	2.3		4.3

Total	$43.3	13.3%	$45.4	10.7%	(4.6)%

•

SG&A expenses for the SMB segment decreased year over year in dollars but increased as a percentage of net sales in the first quarter of 2009. Lower variable compensation associated with reduced gross profits in the first quarter of 2009 was partly offset by higher bad debt expense and increased usage of centralized headquarter services. The operating costs of corporate headquarters and other support functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. We expect personnel expense to decline in future periods as a result of headcount reductions made late in the first quarter of 2009.

•

SG&A expenses for the Large Account segment increased year over year as a percentage of net sales but was unchanged in dollars. Lower variable compensation associated with reduced gross profits in the first quarter of 2009 was offset by higher bad debt expense and increased usage of centralized headquarter services. We expect personnel expense to decrease in future periods as a result of headcount reductions made late in the first quarter of 2009.

•

SG&A expenses for the Public Sector segment increased year over year in both dollars and as a percentage of net sales in the first quarter of 2009. The year-over-year increases were attributable to headcount additions at a new sales facility in South Dakota late in the fourth quarter of 2008. Increased expense coupled with lower net sales resulted in the year-over-year increase in SG&A expenses as a percentage of net sales.

•

SG&A expenses for the Headquarters/Other group decreased in dollars year over year due to lower personnel expense and increased usage by the operating segments. Personnel expense was lower in 2009 as a result of headcount reductions and reduced incentive compensation expense. The “Headquarters/Other” group provides services to the three reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. Certain headquarters costs relating to executive oversight functions are not allocated to the operating segments and are included in this group’s expenses.

Special charges in the first quarter of 2009 totaled $0.9 million and were related to workforce reduction and management restructuring costs. We did not record any special charges in the three months ended March 31, 2008.

Loss from operations for the first quarter of 2009 was $2.6 million, compared to operating income of $7.4 million for the first quarter of 2008. Loss from operations as a percentage of net sales was 0.8% for the first quarter of 2009 compared to income from operations of 1.7% as a percentage of net sales for the first quarter of 2008.

Interest expense for the first quarter of 2009 was relatively unchanged from the first quarter of 2008, and was attributed in both periods to the capital lease obligation described below under “Liquidity and Capital Reserve.”

Our effective tax benefit rate was 35.3% for the first quarter of 2009, a slight increase from the effective tax rate of 35.0% for the first quarter of 2008.

Net loss for the first quarter of 2009 was $1.6 million compared to net income of $4.8 million for the first quarter of 2008, primarily because of our 2009 operating loss.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve months. We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2009, we had approximately $67.9 million in unrestricted accounts.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings (net of non cash charges) and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of March 31, 2009, our entire $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our operations, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate needing any additional sources of financing to fund our operations, if demand for information technology products declines, our cash flows from operations may be substantially affected. See also related risks listed below under Item 1A, “Risk Factors.”

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2009	2008
Net cash provided by operating activities	$23.1	$10.7
Net cash used for investing activities	(1.9)	(2.9)
Net cash used for financing activities	(0.3)	(1.1)

Increase in cash and cash equivalents	$20.9	$6.7

Cash provided by operating activities increased by $12.4 million in the first quarter of 2009 compared to the first quarter of 2008. Cash flow provided by operations for the first quarter of 2009 resulted primarily from a decrease in accounts receivable, offset in part by a decrease in accounts payable. Inventory decreased by $4.0 million from the prior year-end balance largely due to reduced stocking requirements associated with lower sales levels. Inventory turns decreased slightly to 20 turns for the first quarter of 2009 compared to 21 turns for the prior year quarter. Accounts receivable decreased from December 31, 2008 levels, despite an increase in days sales outstanding, or DSOs, due to the decline in sales in the first quarter of 2009. DSOs were 46 days for the first quarter of 2009, compared to 44 days for the first quarter of 2008. We attribute the increase in DSOs to certain large enterprise customers that delayed payments in the first quarter of 2009.

At March 31, 2009, we had $78.9 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This balance includes $11.7 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $1.0 million in the three months ended March 31, 2009 compared to the prior year period. These activities include our capital expenditures, primarily for purchases of computer equipment and software and capitalization of internally-developed software. We completed an extensive desktop upgrade in the first quarter of 2008 that accounted for much of the prior year’s increased cash usage. We expect total capital expenditures in 2009 to be between $10.0 million and $12.0 million.

Cash used for financing activities decreased year over year by $0.8 million in the first quarter of 2009 due to reduced purchases of treasury shares. Our treasury stock purchases totaled $0.1 million in the first quarter of 2009 compared to $0.9 million in the prior year period.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at March 31, 2009). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At March 31, 2009, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $11.7 million as of March 31, 2009, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Capital Leases. We have a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. See “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2008 for commitments under these leases.

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

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed since we filed that report.

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

Our actual funded debt ratio at March 31, 2009 was 0.01 to 1.0, as average borrowings were minimal against our credit facility during the first quarter of 2009.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007 (loss quarters not counted). Such amount was calculated at March 31, 2009 as $172.8 million. Our actual consolidated stockholders’ equity at March 31, 2009 was $233.9 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of March 31, 2009, the entire $50.0 million facility was available for borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements” (“SFAS 157”) which became effective January 1, 2008, except as amended by FASB Staff Position, or FSP, 157-1, 157-2, and 157-3. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FSP 157-1 excludes SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example of how to determine the fair value of a financial asset in an inactive market. We adopted the provisions of SFAS 157 effective January 1, 2008, as amended, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of this statement did not have a significant impact on our financial statements for fair value measurements made during the year ended December 31, 2008. The provisions of the statement related to non-recurring nonfinancial assets and nonfinancial liabilities were adopted effective January 1, 2009 and did not have a significant impact on our financial statements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. These policies include revenue recognition, accounts receivable, vendor allowances, inventories, contingencies, value of goodwill and long-lived assets, including intangibles, employee compensation and benefits, share-based compensation, and income taxes.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings, which bear interest at variable rates based on the prime rate and Euro dollar rates. We had no borrowings outstanding pursuant to our credit agreement as of March 31, 2009. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, no borrowings were outstanding pursuant to the credit agreement at March 31, 2009, and average borrowings in the first quarter of 2009 were minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	changes in the overall level of economic activity;

•	the condition of the personal computer industry in general;

•	changes in the level of business investment in IT products;

•	shifts in customer demand for hardware and software products;

•	variations in levels of competition;

•	industry shipments of new products or upgrades;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in response rates;

•	fluctuations in postage, paper, shipping, and printing costs and in merchandise returns;

•	adverse weather conditions that affect response, distribution, or shipping;

•	changes in our product offerings; and

•	changes in vendor distribution of products.

Our results also may vary based on our ability to manage personnel levels in response to fluctuations in revenue, as well as our success in integrating acquisitions into our business, and their relative costs.

We base our operating expenditures on sales forecasts. If our revenues do not meet anticipated levels in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

Should our financial performance not meet expectations, we may be required to record an additional significant charge to earnings for impairment of goodwill and other intangibles.

In accordance with SFAS 142, we test goodwill for impairment on an annual basis, and more frequently if potential impairment indicators arise. We determined that the fair values of our SMB and Public Sector segments’ goodwill were lower than the carrying values as of December 31, 2008, and accordingly the carrying values of those segments’ goodwill were written off, resulting in a significant non-cash charge to earnings. Although we determined that the fair value of our Large Account segment’s goodwill exceeded its carrying value, should this segment’s financial performance not meet expectations, we would likely adjust downward expected future operating results. Such adjustment may result in a determination that our carrying values for goodwill and other intangibles for that segment exceed fair values. This determination may in turn require that we record an additional significant non-cash charge to earnings to reduce the $50.0 million aggregate carrying amount of goodwill and other intangibles in the Large Account operating segment, resulting in a negative effect on our results of operations.

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

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions, which are a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to deteriorate, and to which our business may be adversely affected. However, if the current volatility in the capital and credit markets should worsen, we are likely to experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations.

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

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including CDW Corporation, Insight Enterprises, Inc., and Dell Inc., who are much larger than we are. Certain hardware and software vendors, such as Hewlett-Packard Company, or HP, Lenovo, and Apple, who provide products to us, are also selling their products directly to end users through their own catalogs, stores, and via the Internet. We compete not only for customers, but also for advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

Revenues from the public sector are derived from sales to federal, state, and local government departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment, or ineligibility from doing business with the government. Our current arrangements with these government agencies allow them to cancel orders with little or no notice and do not require them to purchase products from us in the future. The effect of any of these possible actions by any government department or agency could adversely affect our financial position, results of operations, and cash flows.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 70% and 72% of our total product purchases in the three months ended March 31, 2009 and 2008, respectively. Among these five vendors, purchases from Ingram Micro Inc., or Ingram, represented 22% and 25% of our total product purchases in the three months ended March 31, 2009 and 2008, respectively. Purchases from Tech Data Corporation comprised 20% and 18% of our total product purchases in the three months ended March 31, 2009 and 2008, respectively. Purchases from HP represented 10% and 13% of our total product purchases in the three months ended March 31, 2009 and 2008, respectively. Purchases from Synnex Corporation represented 11% and 9% of our total product purchases in the three months ended March 31, 2009 and 2008, respectively. No other vendor supplied more than 10% of our total product purchases in the three months ended March 31, 2009 and 2008, respectively. If we were unable to acquire products from Ingram, Tech Data, HP, or Synnex, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at March 31, 2009 was $78.9 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 64% of the outstanding shares of our common stock. Due to their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2009 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs
01/01/09 – 01/31/09	—	—	—	$11,265,683
02/01/09 – 02/28/09	—	—	—	$11,265,683
03/01/09 – 03/31/09	35,465	2.99	35,465	$11,159,806

Total	35,465	2.99	35,465	$11,159,806

(1)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number	Description

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: May 08, 2009	By:	/S/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: May 08, 2009	By:	/S/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer