Form 10-Q
period 2009-06-30
PC CONNECTION INC
filed 2009-08-07
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

YES  ☐     NO  ☑

The number of shares outstanding of the issuer’s common stock as of August 1, 2009 was 26,990,459.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I    FINANCIAL INFORMATION

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,310	$47,003
Accounts receivable, net	168,918	185,885
Inventories	57,890	60,813
Deferred income taxes	4,284	4,244
Income taxes receivable	4,296	1,448
Prepaid expenses and other current assets	3,377	3,626

Total current assets	306,075	303,019
Property and equipment, net	14,028	24,483
Goodwill	48,060	48,060
Other intangibles, net	1,685	2,220
Other assets	496	385

Total Assets	$370,344	$378,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$738	$699
Accounts payable	102,196	101,783
Accrued expenses and other liabilities	20,117	19,993
Accrued payroll	8,662	6,337

Total current liabilities	131,713	128,812
Capital lease obligation to affiliate, less current maturities	3,231	3,610
Deferred income taxes	3,585	6,183
Other liabilities	4,066	4,238

Total Liabilities	142,595	142,843

Stockholders’ Equity:
Common stock	273	273
Additional paid-in capital	96,306	95,997
Retained earnings	134,258	142,336
Treasury stock at cost	(3,088)	(3,282)

Total Stockholders’ Equity	227,749	235,324

Total Liabilities and Stockholders’ Equity	$370,344	$378,167

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$377,262	$449,399	$703,483	$873,123
Cost of sales	332,920	392,559	617,530	763,539

Gross profit	44,342	56,840	85,953	109,584
Selling, general and administrative expenses	42,118	48,173	85,407	93,566
Special charges	12,064	—	12,955	—

(Loss) income from operations	(9,840)	8,667	(12,409)	16,018
Interest expense	(152)	(199)	(286)	(361)
Other, net	160	205	359	364

(Loss) income before taxes	(9,832)	8,673	(12,336)	16,021
Income tax benefit (provision)	3,373	(3,586)	4,258	(6,160)

Net (loss) income	$(6,459)	$5,087	$(8,078)	$9,861

(Loss) earnings per common share:
Basic	$(0.24)	$0.19	$(0.30)	$0.37

Diluted	$(0.24)	$0.19	$(0.30)	$0.37

Weighted average common shares outstanding:
Basic	26,819	26,807	26,819	26,834

Diluted	26,819	26,930	26,819	26,952

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2009

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2009	27,326	$273	$95,997	$142,336	(492)	$(3,282)	$235,324
Stock-based compensation expense	—	—	646	—	—	—	646
Issuance of common stock under Employee Stock Purchase Plan	28	—	138	—	—	—	138
Nonvested stock awards	—	—	(372)	—	58	372	—
Tax shortfall from stock-based compensation	—	—	(103)	—	—	—	(103)
Repurchase of common stock for treasury	—	—	—	—	(50)	(178)	(178)
Net loss	—	—	—	(8,078)	—	—	(8,078)

Balance—June 30, 2009	27,354	$273	$96,306	$134,258	(484)	$(3,088)	$227,749

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(8,078)	$9,861
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash portion of special charges	11,625	—
Depreciation and amortization	3,536	3,505
Provision for doubtful accounts	1,233	696
Deferred income taxes	(2,638)	1,751
Stock-based compensation expense	646	531
Tax (shortfall) benefit from stock-based compensation	(103)	10
Loss on disposal of fixed assets	15	—
Excess tax benefit from exercise of stock options	—	(3)
Changes in assets and liabilities:
Accounts receivable	15,734	7,921
Inventories	2,923	11,122
Prepaid expenses and other current assets	(2,599)	(250)
Other non-current assets	(111)	12
Accounts payable	596	(89)
Accrued expenses and other liabilities	2,277	(1,444)

Net cash provided by operating activities	25,056	33,623

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,369)	(5,465)

Net cash used for investing activities	(4,369)	(5,465)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	1, 545	35,345
Repayment of short-term borrowings	(1,545)	(35,345)
Purchase of treasury shares	(178)	(939)
Repayment of capital lease obligation	(340)	(252)
Issuance of stock under Employee Stock Purchase Plan	138	129
Exercise of stock options	—	76
Excess tax benefit from exercise of stock options	—	3

Net cash used for financing activities	(380)	(983)

Increase in cash and cash equivalents	20,307	27,175
Cash and cash equivalents, beginning of period	47,003	13,741

Cash and cash equivalents, end of period	$67,310	$40,916

Non-cash Financing Activity:
Issuance of nonvested stock from Treasury	$372	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2009 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2009.

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

Note 2—Earnings Per Share

Basic (loss) earnings per common share is computed using the weighted average number of shares outstanding. Diluted (loss) earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock and nonvested stock, if dilutive. In the three and six months ended June 30, 2009, dilutive securities were antidilutive in calculating loss per share due to operating losses realized in these periods and therefore were not included in the calculations. Although not used in the determination of loss per share, dilutive securities totaled 17 and 11 shares in the three and six months ended June 30, 2009.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2009	2008	2009	2008
Numerator:
Net (loss) income	$(6,459)	$5,087	$(8,078)	$9,861

Denominator:
Denominator for basic (loss) earnings per share	26,819	26,807	26,819	26,834
Dilutive effect of employee equity awards	—	123	—	118

Denominator for diluted (loss) earnings per share	26,819	26,930	26,819	26,952

(Loss) earnings per share:
Basic	$(0 .24)	$0.19	$(0.30)	$0.37

Diluted	$(0 .24)	$0.19	$(0.30)	$0.37

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

For the three and six months ended June 30, 2009 and 2008, the following weighted average outstanding stock options and other common stock equivalents were excluded from the computation of diluted (loss) earnings per share because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
June 30,	2009	2008	2009	2008
Anti-dilutive common stock equivalents	1,120	564	1,144	579

Note 3—Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”(“FSP FAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, and accordingly, we have adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on our financial position, results of operations, or cash flows, we are now required to provide additional disclosures, which are presented in Note 10.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We have adopted the provisions of SFAS 165 as of June 30, 2009. The adoption of SFAS 165 did not materially impact our financial position, results of operations, or cash flows.

Note 4—Goodwill and Other Intangible Assets

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

We performed an interim impairment review effective December 31, 2008 and determined that the goodwill carried by our SMB and Public Sector segments was fully impaired, and as a result, we recognized an impairment loss of $8,807, or $5,383 net of taxes, in our operating results for the year ended December 31, 2008. The fair value of the Large Account reporting unit exceeded its carrying value, and accordingly there was no need to perform the second step of the impairment test for this reporting unit at December 31, 2008. Given the results of the December 31, 2008 review, we concluded there was no impairment on January 1, 2009. We considered the operating results and future projections of the Large Account reporting unit, as well as changes in our overall market capitalization, and did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of the reporting unit was in excess of its fair value during the period ended June 30, 2009.

June 30, 2009
Goodwill	$48,060
Trademarks	1,190

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Intangible assets subject to amortization at June 30, 2009 consisted of customer lists of $465 and a licensing agreement of $30 (net of accumulated amortization of $4,755 and $445, respectively). Intangible assets subject to amortization at December 31, 2008 consisted of customer lists of $941 and a licensing agreement of $89 (net of accumulated amortization of $4,278 and $386, respectively). For the three-month periods ended June 30, 2009 and 2008, we recorded amortization expenses of $268 and $267, respectively. For the six-month periods ended June 30, 2009 and 2008, we recorded amortization expense of $536 and $535, respectively.

The estimated amortization expense for each of the three succeeding years and thereafter is as follows:

For the Year Ending December 31,
2009	$407	(*)
2010	88
2011 and thereafter	—

(*) Represents estimated amortization expense for the six months ending December 31, 2009.

We also periodically consider whether there are any indications of impairment of our indefinite and long-lived assets and determined, except as noted below, that the undiscounted cash flows expected from the use of our assets exceeded the carrying amounts of such assets, and thus were not impaired during the period ended June 30, 2009.

During the second quarter of 2009, we determined to stop further development on a customer relationship management (“CRM”) module of our internally developed software. We further determined that we would not realize any future cash flows from this CRM module. As a result, we recognized a non-cash charge of $11,609 in the second quarter of 2009 to write-off the carrying amount of the module. Please see “Note 6—Special Charges” for further discussion.

Note 5—Segment and Related Disclosures

We are required to report profits and losses and certain other information on our “reportable operating segments” in our annual and interim financial statements. Our chief operating decision maker (“CODM”) evaluates operations and allocates resources based on a measure of operating income. The internal organization used by our CODM to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Net sales represent net sales to external customers and exclude inter-segment product revenues, as they are not reviewed by our CODM. In addition, our CODM reviews income tax expense on a consolidated basis, and accordingly, we do not report income tax expense by operating segment. Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2009 and 2008 is shown below:

	Three Months Ended June 30, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other		Consolidated
Net sales	$176,737	$109,674	$90,851			$377,262

Operating income (loss) before allocations	$11,190	$4,851	$3,623	$(29,504)		$(9,840)
Allocations	(10,329)	(880)	(3,990)	15,199		—

Operating income (loss)	$861	$3,971	$(367)	$(14,305	)(1)	$(9,840)

Net interest expense and other, net						8

Loss before taxes						$(9,832)

Selected Operating Expenses:
Depreciation and amortization	$69	$329	$32	$1,297		$1,727
Special charges	21	—	—	12,043		12,064

	Three Months Ended June 30, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other		Consolidated
Net sales	$236,375	$127,368	$85,656			$449,399

Operating income (loss) before allocations	$16,627	$7,526	$3,239	$(18,725)		$8,667
Allocations	(10,948)	(864)	(3,741)	15,553		—

Operating income (loss)	$5,679	$6,662	$(502)	$(3,172)		$8,667

Net interest expense and other, net						6

Income before taxes						$8,673

Selected Operating Expense:
Depreciation and amortization	$75	$327	$67	$1,366		$1,835

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

	Six Months Ended June 30, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other		Consolidated
Net sales	$349,105	$200,397	$153,981			$703,483

Operating income (loss) before allocations	$22,177	$8,120	$5,603	$(48,309)		$(12,409)
Allocations	(21,724)	(1,716)	(7,746)	31,186		—

Operating income (loss)	$453	$6,404	$(2,143)	$(17,123	)(1)	$(12,409)

Net interest expense and other, net						73

Loss before taxes						$(12,336)

Selected Operating Expenses:
Depreciation and amortization	$136	$659	$62	$2,679		$3,536
Special charges	112	107	179	12,557		12,955
Balance Sheet Data as of June 30, 2009:
Total assets	$149,271	$161,455	$48,914	$10,704		$370,344
Goodwill	—	48,060	—	—		48,060

	Six Months Ended June 30, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other		Consolidated
Net sales	$476,524	$244,576	$152,023			$873,123

Operating income (loss) before allocations	$34,631	$13,657	$5,465	$(37,735)		$16,018
Allocations	(21,873)	(1,588)	(6,844)	30,305		—

Operating income (loss)	$12,758	$12,069	$(1,379)	$(7,430)		$16,018

Net interest expense and other, net						3

Income before taxes						$16,021

Selected Operating Expense:
Depreciation and amortization	$143	$648	$95	$2,619		$3,505

(1)	Special charges incurred by the Headquarters/Other group are not allocated to our operating segments. The most significant item relates to the abandonment of the CRM software development project.

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, and goodwill. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group at June 30, 2009 are presented net of intercompany balance elimination of $48,011. Our capital expenditures largely consist of information technology (“IT”) hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors revenue by product mix (Software; Notebooks and PDAs; Desktops and Servers; Video, Imaging, and Sound; Net/Com Products; Printers and Printer Supplies; Storage Devices; Memory and System Enhancements; and Accessories/Other).

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Net sales by business segment and product mix are presented below:

	Three Months Ended		Six Months Ended
June 30,	2009	2008	2009	2008
Segment (excludes transfers between segments)
SMB	$176,737	$236,375	$349,105	$476,524
Large Account	109,674	127,368	200,397	244,576
Public Sector	90,851	85,656	153,981	152,023

Total	$377,262	$449,399	$703,483	$873,123

Product Mix
Software	$56,765	$57,010	$101,449	$113,156
Notebooks and PDAs	54,336	69,939	101,961	134,040
Desktop/Servers	53,735	62,035	93,339	120,444
Video, Imaging and Sound	46,322	64,521	90,643	126,812
Net/Com Products	38,335	51,046	71,450	86,840
Printers and Printer Supplies	32,008	40,305	62,266	81,144
Storage Devices	31,010	36,583	60,117	79,145
Memory and System Enhancements	12,905	17,887	24,215	32,981
Accessories/Other	51,846	50,073	98,043	98,561

Total	$377,262	$449,399	$703,483	$873,123

Substantially all of our net sales for the three and six months ended June 30, 2009 and 2008 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in each of those respective periods. All of our assets at June 30, 2009 and December 31, 2008 were located in the United States. Our primary target customers are small- and medium-sized businesses with 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three and six months ended June 30, 2009 and 2008. Net sales to the federal government accounted for $29,107, or 7.7% of total net sales for the three months ended June 30, 2009, and $23,437, or 5.2% of total net sales for the three months ended June 30, 2008. Net sales to the federal government accounted for $49,986, or 7.1% of total net sales for the six months ended June 30, 2009, and $46,522, or 5.3% of total net sales for the six months ended June 30, 2008.

Note 6—Special Charges

In the six months ended June 30, 2009, we determined to stop the further development of an internally developed CRM module as a result of identified significant increases in the estimated costs to complete and significant extensions of delivery schedules. We further determined that we would not realize any future cash flows from this CRM module, and as a result, we recognized a non-cash asset write-off of $11,609 representing the CRM module’s capitalized cost. We also recorded charges of $1,346 in the first half of 2009 related to workforce reduction and management restructuring costs, classified as workforce reductions and other in the table below. We did not record any special charges in the six months ended June 30, 2008.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

A roll forward of special charges for the six months ended June 30, 2009 is shown below.

	Workforce Reductions & Other	Asset Write-off	Total
Balance December 31, 2008	$1,264	$—	$1,264
Charges	1,346	11,609	12,955
Adjustments	(16)	(11,609)	(11,625)
Cash payments	(1,229)	—	(1,229)

Liabilities at June 30, 2009	$1,365	$—	$1,365

Non-cash special charges in the six months ended June 30, 2009 totaled $11,625 and are reflected as an “adjustment” in the above roll forward. Liabilities at June 30, 2009 consist of $1,205 of current liabilities and $160 of non-current other liabilities on the condensed consolidated balance sheet and are expected to be paid through January 2011. Liabilities at December 31, 2008 consist of $955 of current liabilities and $309 of non-current other liabilities on the condensed consolidated balance sheet.

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

Note 8—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the bank at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at June 30, 2009). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility for the quarter to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization) for the trailing twelve months. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at June 30, 2009 was less than 0.01 to 1.0. Future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at June 30, 2009 and December 31, 2008, and accordingly the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

At June 30, 2009, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At June 30, 2009 and December 31, 2008, accounts payable included $11,708 and $13,499, respectively, owed to these financial institutions.

Note 9—Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit however limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts.

We have permitted employees to surrender shares of nonvested stock to the Company to satisfy statutory withholding requirements due upon the vesting of nonvested stock. Such net share settlements are reported as a purchase of treasury shares in our financial statements similar to the Company’s open market treasury purchases. Our employees surrendered 15 shares for $72 in net share settlements during the second quarter of 2009. In addition, we repurchased 35 shares for $106 in the first quarter of 2009. As of June 30, 2009, we have repurchased an aggregate of 594 shares for $3,840. The maximum approximate dollar value of shares, however, that may yet be purchased under the program without further bank approval is $8,445. In the six months ended June 30, 2009, we issued nonvested shares from treasury stock for restricted stock awards and have reflected upon vesting the net remaining balance of treasury stock on the condensed consolidated balance sheet.

Note 10—Fair Value

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. The carrying values of cash, accounts receivable, and accounts payable approximates their fair market values due to their short-term nature. We are required to measure fair value under a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

We measure our cash equivalents at fair value and are classified within Level 1 or Level 2 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices or alternative pricing sources. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of June 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Bank time deposits	$—	$15,631	$—	$15,631
Money market fund deposits	51,679	—	—	51,679

Total assets measured at fair value	$51,679	$15,631	—	$67,310

As discussed in Notes 4 and 6, we abandoned the development of CRM software during the quarter ended June 30, 2009. We wrote off the total amount capitalized of $11,609 as the fair value of the CRM software was deemed to be zero as there was no alternative use or salvage value. The measurement of the fair value of zero and resulting charge is considered a Level 3 input.

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

OVERVIEW

We are a leading direct marketer of a wide range of information technology, or IT, products and services—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a wide range of installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large enterprise customers, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

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

The primary challenges we face in effectively managing our business are (1) maintaining ,if not increasing, our revenues in the face of a global recession, while at the same time, maintaining, if not improving, our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general and administrative, or SG&A, expenses over a possible lower sales base. If recent declines in IT spending continue, any significant sales growth for us must come through increased market share. Competition is expected to be even more intense in the future, which could put more pressure on margins. Given the deterioration in the demand environment, management implemented cost reductions late in the first quarter of 2009 to reduce expenses, which we believe will result in annualized savings of up to $14 million.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2009	2008	2009	2008
Net sales (in millions)	$377.3	$449.4	$703.5	$873.1

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	11.8	12.6	12.2	12.5
Selling, general and administrative expenses	11.2	10.7	12.1	10.7
Special charges	3.2	—	1.9	—
(Loss) income from operations	(2.6)%	1.9%	(1.8)%	1.8%

Net sales in the second quarter of 2009 decreased by $72.2 million, or 16.0%, compared to the second quarter of 2008. The year-over-year decrease in sales experienced by both our SMB and Large Account segments was partially offset by increased public sector sales in the second quarter of 2009. Our (loss) income from operations decreased year over year due to the significant decline in sales and the special charges incurred in the second quarter of 2009.

Net sales in the six months ended June 30, 2009 decreased by $169.6 million, or 19.4%, compared to the six months ended June 30, 2008. The year-over-year decrease in sales experienced by both our SMB and Large Account segments was partially offset by increased public sector sales in the first half of 2009. Our (loss) income from operations decreased year over year due to the significant decline in sales and the special charges incurred in the six months ended June 30, 2009.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Six Months Ended
June 30,	2009	2008	2009	2008
Business Segment
SMB	47%	53%	50%	55%
Large Account	29	28	28	28
Public Sector	24	19	22	17

Total	100%	100%	100%	100%

Product Mix
Software	15%	13%	14%	13%
Notebooks and PDAs	14	16	15	15
Desktop/Servers	14	14	13	14
Videos, Imaging and Sound	12	14	13	15
Net/Com Products	10	11	10	10
Printers and Printer Supplies	9	9	9	9
Storage Devices	8	8	9	9
Memory and System Enhancements	4	4	3	4
Accessories/Other	14	11	14	11

Total	100%	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2009	2008	2009	2008
Business Segment
SMB	13.7%	14.0%	14.1%	14.0%
Large Account	10.3	11.8	10.5	11.3
Public Sector	9.6	10.0	10.2	10.1
Total	11.8%	12.6%	12.2%	12.5%

Consolidated gross profit dollars for the second quarter of 2009 decreased by $12.5 million compared to second quarter of 2008, due to lower net sales and gross profit margins. Consolidated gross profit dollars for the six month ended June 30, 2009 decreased by $23.6 million compared to the six months ended June 30, 2008, due to lower net sales and gross profit margins. Gross profit margins in the three and six months ended June 30, 2009 decreased year over year in both periods due to lower invoice product margins associated with increased pricing pressures as well as the year-over-year increase in public sector sales which generally have lower gross profit margins compared to sales of our SMB and Large Account segments.

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

	Three Months Ended		Six Months Ended
June 30,	2009	2008	2009	2008
Purchasing/Distribution Center	0.73%	0.68%	0.82%	0.70%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Six Months Ended
June 30,	2009	2008	2009	2008
Personnel costs	$27.9	$32.1	$56.2	$63.2
Advertising, net	4.3	5.7	8.4	9.8
Facilities operations	2.3	2.2	4.7	4.8
Credit card fees	1.8	1.9	3.3	3.8
Depreciation and amortization	1.7	1.8	3.5	3.5
Bad debts	0.3	0.2	1.0	0.5
Other, net	3.8	4.3	8.3	8.0

Total	$42.1	$48.2	$85.4	$93.6

Percentage of net sales	11.2%	10.7%	12.1%	10.7%

Personnel costs represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Personnel costs decreased year over year due to lower variable compensation associated with reduced gross profits, as well as headcount reductions implemented in the third quarter of 2008 and the first quarter of 2009.

Year-Over-Year Comparisons

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three months Ended June 30,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$176.7	46.8%	$236.4	52.6%	(25.3)%
Large Account	109.7	29.1	127.4	28.4	(13.9)
Public Sector	90.9	24.1	85.6	19.0	6.2

Total	$377.3	100.0%	$449.4	100.0%	(16.0)%

Gross Profit:
SMB	$24.3	13.7%	$33.2	14.0%	(26.8)%
Large Account	11.3	10.3	15.1	11.8	(25.2)
Public Sector	8.7	9.6	8.5	10.0	2.4

Total	$44.3	11.8%	$56.8	12.6%	(22.0)%

Net sales for the second quarter of 2009 decreased compared to the second quarter of 2008, as explained below:

•

Net sales for the SMB segment declined across all product categories due to continued softening in IT spending by small and medium sized businesses. Consumer sales however increased slightly year over year and represented approximately 14% of SMB’s total revenues for the second quarter of 2009. Average annualized sales productivity in the second quarter of 2009 decreased by 10% year over year. Sales representatives for our SMB segment totaled 371 at June 30, 2009, compared to 456 at June 30, 2008 and 398 at March 31, 2009. We have reduced headcount to better align expenses with lower sales volumes.

•

Net sales for the Large Account segment decreased year over year as IT demand by large enterprises remained soft in the second quarter of 2009. Average annualized sales productivity in the second quarter of 2009 decreased by 4% year over year. Sales representatives for our Large Account segment totaled 87 at June 30, 2009, a decrease from 95 at June 30, 2008 but unchanged from March 31, 2009.

•

Net sales for the Public Sector segment increased in the second quarter of 2009 due to increased federal contract sales compared to the prior year quarter. Despite wide-spread state government and municipal funding cutbacks, sales to state and local government and education customers were largely unchanged in the second quarter of 2009 compared to the prior year quarter. Average annualized sales productivity in the second quarter of 2009 decreased by 13% year over year primarily due to sales representatives added at a new sales facility in the fourth quarter of 2008. Sales representatives for our Public Sector segment totaled 145 at June 30, 2009, an increase from 116 at June 30, 2008 and 144 at March 31, 2009.

Gross profit for the second quarter of 2009 decreased in dollars and as a percentage of net sales on a consolidated basis compared to the second quarter of 2008, as explained below:

•

Gross profit for the SMB segment decreased year over year in dollars and as a percentage of net sales. The decrease in sales discussed above and the 30 basis point decline in gross profit margins led to the year-over-year decline in gross profit dollars. Gross profit margins declined largely because of increased competitive pricing pressures.

•

Gross profit for the Large Account segment in the second quarter of 2009 decreased due to declines in both revenues and gross profit margins compared to the prior year quarter. Lower invoice product margins associated with increased competitive pricing pressures and a decrease in vendor consideration reduced gross profit margins in the second quarter of 2009.

•

Gross profit for the Public Sector segment in the second quarter of 2009 increased in dollars due to increased sales as gross profit margins declined compared to the prior year quarter. Gross profit margins decreased as a result of lower vendor consideration and reduced agency fee revenues, which are recorded on a net basis.

Selling, general and administrative expenses in the second quarter of 2009 decreased in dollars but increased as a percentage of net sales on a consolidated basis compared to the second quarter of 2008.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$23.4	13.2%	$27.5	11.6%	(14.9)%
Large Account	7.4	6.7	8.4	6.6	(11.9)
Public Sector	9.1	10.0	9.1	10.6	—
Headquarters/Other	2.2		3.2		(31.3)

Total	$42.1	11.2%	$48.2	10.7%	(12.7)%

•

SG&A expenses for the SMB segment decreased year over year in dollars but increased as a percentage of net sales in the second quarter of 2009. Decreased advertising expense and lower headcount and variable compensation associated with lower gross profits reduced SG&A expense in the second quarter of 2009. We expect personnel expense to continue to decline on a year-over-year basis for the remaining two quarters of 2009 as a result of the headcount reductions made in the first quarter of 2009. SG&A expense as a percentage of net sales increased due to the decrease in net sales.

•

SG&A expenses for the Large Account segment decreased year over year in dollars but was largely unchanged as a percentage of net sales. Lower variable compensation associated with decreased gross profits, reduced headcount and other cost savings implemented in the first quarter of 2009 reduced SG&A expenses in the second quarter of 2009.

•

SG&A expenses for the Public Sector segment was unchanged year over year in dollars but decreased as a percentage of net sales in the second quarter of 2009. Despite increased headcount associated with the opening of a new sales site in late 2008, personnel and other operating expenses were largely unchanged in dollars in the second quarter of 2009 compared to the prior year quarter due to cost savings implemented at the end of the first quarter of 2009.

•

SG&A expenses for the Headquarters/Other group decreased in dollars year over year due to lower personnel expense in the second quarter of 2009. Personnel expense decreased as a result of headcount reductions made in the first quarter of 2009. The “Headquarters/Other” group provides services to the three reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. The amounts shown above represent the remaining unallocated costs.

Special charges totaled $12.1 million in the second quarter of 2009 and consisted of a non-cash asset write-off of $11.6 million and $0.5 million of workforce reduction and management restructuring charges. We recognized the asset write-off after we determined to stop further development on an internally developed customer relationship management, or CRM, module. The asset write-off represented the capitalized costs of the CRM module and, as a result, the charge had no impact on cash flows. We did not record any special charges in the three months ended June 30, 2008. Management is evaluating alternative solutions to the internally developed CRM software and will consider future implementation solutions, including purchased software.

Loss from operations for the second quarter of 2009 was $9.8 million, compared to operating income of $8.7 million for the second quarter of 2008. Loss from operations as a percentage of net sales was 2.6% for the second quarter of 2009 compared to income from operations of 1.9% as a percentage of net sales for the second quarter of 2008. Our operating loss in the second quarter of 2009 was primarily attributable to the decline in net sales and the $12.1 million of special charges incurred in that period.

Interest expense for the second quarter of 2009 was relatively unchanged from the second quarter of 2008, and was largely attributable in both periods to the capital lease obligation described below under “Liquidity and Capital Resources.”

Other, net for the second quarter of 2009 was relatively unchanged from the second quarter of 2008, and was largely attributable to interest income realized on our cash balances during each of the respective periods.

Our effective tax benefit rate was 34.3% for the second quarter of 2009 compared to the effective tax rate of 41.3% for the second quarter of 2008. Our tax rate for the second quarter of 2009 was unfavorably affected by unrealized state tax loss benefits, which decrease the benefit rate in loss periods and increase the tax rate in profitable periods.

Net loss for the second quarter of 2009 was $6.5 million compared to net income of $5.1 million for the second quarter of 2008, due to the operating loss and the year-over-year decrease in our effective tax benefit rate experienced in the second quarter of 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six months Ended June 30,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$349.1	49.6%	$476.5	54.6%	(26.7)%
Large Account	200.4	28.5	244.6	28.0	(18.1)
Public Sector	154.0	21.9	152.0	17.4	1.3

Total	$703.5	100.0%	$873.1	100.0%	(19.4)%

Gross Profit:
SMB	$49.2	14.1%	$66.5	14.0%	(26.0)%
Large Account	21.0	10.5	27.7	11.3	(24.2)
Public Sector	15.8	10.3	15.3	10.1	3.3

Total	$86.0	12.2%	$109.5	12.5%	(21.5)%

Net sales for the six months ended June 30, 2009 decreased compared to the six months ended June 30, 2008, as explained below:

•

Net sales for the SMB segment decreased in the six months ended June 30, 2009 across all product and customer sectors. Both corporate and consumer sales declined year over year in the first half of 2009, reflecting the industry-wide softness in IT demand. Sales representatives for our SMB segment totaled 371 at June 30, 2009, a decrease from 456 at June 30, 2008.

•

Net sales for the Large Account segment decreased in the first half of 2009 as large enterprise customers continued to defer purchases and redeploy excess equipment resulting from corporate layoffs. Sales representatives for our Large Account segment totaled 87 at June 30, 2009, a decrease from 95 at June 30, 2008.

•

Net sales for the Public Sector segment increased slightly in the first half of 2009 due to increased federal contract sales in that period. Sales to state and local governments and education customers decreased by 6% compared to the prior year period. Sales representatives for our Public Sector segment totaled 145 at June 30, 2009, an increase from 116 at June 30, 2008.

Gross profit for the six months ended June 30, 2009 decreased in dollars and as a percentage of net sales on a consolidated basis compared to the six months ended June 30, 2008, as explained below:

•

Gross profit for the SMB segment increased slightly as a percentage of net sales but decreased year over year in dollars due to lower sales in the six months ended June 30, 2009. Despite experiencing lower adjusted invoice margins in the first half of 2009, SMB’s overall gross profit margins increased slightly due primarily to increased vendor consideration as a percentage of net sales in the first half of 2009.

•

Gross profit for the Large Account segment decreased in the first half of 2009 due to year-over-year declines in both revenues and gross profit margins. Lower invoice product margins associated with increased pricing pressures and a decrease in vendor consideration reduced gross profit margins in the first half of 2009.

•

Gross profit for the Public Sector segment increased in the first half of 2009 in both dollars and as a percentage of net sales compared to the prior year period. Gross profit margins increased year over year due to increased freight contribution and higher agency fee revenues which are recorded on a net basis.

Selling, general and administrative expenses in the six months ended June 30, 2009 decreased in dollars but increased as a percentage of net sales on a consolidated basis compared to the six months ended June 30, 2008.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Six months Ended June 30,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$48.6	13.9%	$53.8	11.3%	(9.7)%
Large Account	14.5	7.2	15.6	6.4	(7.1)
Public Sector	17.7	11.5	16.8	11.1	5.4
Headquarters/Other	4.6		7.4		(37.8)

Total	$85.4	12.1%	$93.6	10.7%	(8.8)%

•

SG&A expenses for the SMB segment decreased year over year in dollars but increased as a percentage of net sales in the six months ended June 30, 2009. Lower advertising expense, headcount, and variable compensation associated with reduced gross profits resulted in the year-over-year dollar decrease in the first half of 2009. SG&A expense as a percentage of net sales increased due to the decrease in net sales.

•

SG&A expenses for the Large Account segment decreased year over year in dollars but increased as a percentage of net sales in the first half of 2009. Lower headcount and variable compensation associated with reduced gross profits in the first half of 2009 offset higher bad debt expense compared to the prior year period. SG&A expense as a percentage of net sales increased due to the decrease in net sales.

•

SG&A expenses for the Public Sector segment increased year over year in both dollars and as a percentage of net sales in the six months ended June 30, 2009. The year-over-year increases were attributable to higher bad debt expense, greater usage of corporate headquarters functions, and headcount added at a new sales facility in the fourth quarter of 2008.

•

SG&A expenses for the Headquarters/Other group decreased year over year in dollars due to lower personnel expense and increased usage by the operating segments. Personnel expense was lower in first half of 2009 as a result of headcount reductions and reduced incentive compensation expense. The “Headquarters/Other” group provides services to the three reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. The amounts shown above represent the remaining unallocated costs.

Special charges totaled $13.0 million in the six months ended June 30, 2009 and consisted of a non-cash asset write-off of $11.6 million and $1.4 million of workforce reduction and management restructuring charges. We recognized the asset write-off after we determined to stop further development of an internally developed CRM module. The asset write-off represented the capitalized costs of the CRM module, and as a result, the charge had no impact on our cash flows. We did not record any special charges in the six months ended June 30, 2008. Management is evaluating alternative solutions to the internally developed CRM software and will consider future implementation solutions, including purchased software.

Loss from operations for the six months ended June 30, 2009 was $12.4 million, compared to operating income of $16.0 million for the six months ended June 30, 2008. Loss from operations as a percentage of net sales was 1.8% for the six months ended June 30, 2009 compared to income from operations of 1.8% as a percentage of net sales for the six months ended June 30, 2008. Our operating loss in the first half of 2009 was largely attributable to the significant decline in sales and special charges incurred in that period.

Interest expense for the six months ended June 30, 2009 was relatively unchanged from the six months ended June 30, 2008, and was largely attributable in both periods to the capital lease obligation described below under “Liquidity and Capital Resources.”

Other, net for the six months ended June 30, 2009 was relatively unchanged from the prior year period, and was largely attributable to interest income realized on our cash balances during each of the respective periods.

Our effective tax benefit rate was 34.5% for the six months ended June 30, 2009 compared to the effective tax rate of 38.4% for the six months ended June 30, 2008. Our tax rate for the second quarter of 2009 was unfavorably affected by unrealized state tax loss benefits, which decrease the benefit rate in loss periods and increase the tax rate in profitable periods. Our tax rate for the six months ended June 30, 2008 was favorably affected by the release of uncertain state tax positions in accordance with state statute expirations.

Net loss for the six months ended June 30, 2009 was $8.1 million compared to net income of $9.9 million for the six months ended June 30, 2008, due to the operating loss and the year-over-year decrease in our effective tax benefit rate experienced in the six months ended June 30, 2009.

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

•	Cash on Hand. At June 30, 2009, we had approximately $67.3 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings (net of non cash charges) and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of June 30, 2009, our entire $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2009	2008
Net cash provided by operating activities	$25.1	$33.6
Net cash used for investing activities	(4.4)	(5.4)
Net cash used for financing activities	(0.4)	(1.0)

Increase in cash and cash equivalents	$20.3	$27.2

Cash provided by operating activities decreased by $8.5 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Cash flow provided by operations in the first half of 2009 resulted primarily from a decrease in accounts receivable as our operating loss resulted primarily from special charges that did not impact our cash flows. Inventory decreased by $2.9 million from the prior year-end balance largely due to reduced stocking requirements associated with lower sales levels. Inventory turns decreased slightly to 23 turns for the second quarter of 2009 compared to 24 turns for the prior year period. Accounts receivable decreased from December 31, 2008 levels, despite an increase in days sales outstanding, or DSOs, due to the year-over-year decline in sales in the second quarter of 2009. DSOs were 47 days at June 30, 2009, compared to 45 days at June 30, 2008. We attribute the increase in DSOs to the year-over-year increase in public sector sales in the second quarter of 2009 whose customers generally have longer bill-to-cash cycles.

At June 30, 2009, we had $102.2 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This balance includes $11.7 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $1.0 million in the six months ended June 30, 2009 compared to the prior year period. These activities include our capital expenditures, primarily for purchases of computer equipment and software and capitalization of internally-developed software. We completed an extensive desktop upgrade in the first half of 2008 that accounted for much of the prior year’s increased cash usage. We expect total capital expenditures in 2009 to be between $7.0 million and $9.0 million.

Cash used for financing activities decreased year over year by $0.6 million in the six months ended June 30, 2009 due to reduced purchases of treasury shares. Our treasury stock purchases totaled $0.1 million in the six months ended June 30, 2009 compared to $0.9 million in the prior year period.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at June 30, 2009). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At June 30, 2009, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $11.7 million as of June 30, 2009, are recorded in accounts payable, and the inventory financed is classified as inventory on the condensed consolidated balance sheet.

Capital Leases. We have a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges. The initial term of the lease expires in 2013, and we have the option to renew the lease for two additional terms of five years each.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded debt ratio at June 30, 2009 was less than 0.01 to 1.0, as average borrowings were minimal against our credit facility during the three months ended June 30, 2009.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended June 30, 2007 (loss quarters not counted). Such amount was calculated at June 30, 2009 as $169.5 million. Our actual consolidated stockholders’ equity at June 30, 2009 was $227.7 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of June 30, 2009, the entire $50.0 million facility was available for borrowings.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, and accordingly, we have adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on our financial position, results of operations, or cash flows, we are now required to provide additional disclosures, which are presented in Note 10 to our condensed consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events,” or SFAS 165. SFAS 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We have adopted the provisions of SFAS 165 as of June 30, 2009. The adoption of SFAS 165 did not materially impact our financial position, results of operations, or cash flows.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings, which bear interest at variable rates based on the prime rate and Euro dollar rates. We had no borrowings outstanding pursuant to our credit agreement as of June 30, 2009. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, no borrowings were outstanding pursuant to the credit agreement at June 30, 2009, and average borrowings in the six months ended June 30, 2009 were minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4–CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The uncertainty in economic conditions and the financial markets may adversely affect our business and reduce our operating results.

Recent economic weakness and financial markets turmoil have adversely impacted economic conditions, resulting in additional recessionary pressures and further declines in consumer confidence and spending. Businesses have in turn reacted to the decline in consumer spending by reducing staffing levels and delaying or deferring corporate spending, including their IT expenditures. Both our SMB and Large Account segments, which serve small, medium, and large businesses, have experienced significant declines in revenues and increased competitive pricing pressures, which have adversely affected our operating results. The financial markets turmoil has also resulted in a substantial tightening of the credit markets, which has increased the cost of capital and reduced the availability of credit. Further delays or reductions in IT spending could have a material adverse affect on demand for our products and consequently on our financial results. In addition, customer insolvencies could impact our ability to collect receivables and negatively impact our operating results and liquidity.

It is difficult to predict how long the uncertainty in economic conditions and the financial markets will continue, the extent, if any, to which they may deteriorate, and to which our business may be adversely affected. However, if the current conditions should worsen, we are likely to experience a further adverse impact, which may be material, on our business and our results of operations.

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

We test goodwill for impairment on an annual basis, and more frequently if potential impairment indicators arise. We determined that the fair values of our SMB and Public Sector segments’ goodwill were lower than the carrying values as of December 31, 2008, and accordingly the carrying values of those segments’ goodwill were written off, resulting in a significant non-cash charge to earnings. Although we determined that the fair value of our Large Account segment’s goodwill exceeded its carrying value, should this segment’s financial performance not meet expectations, we would likely adjust downward expected future operating results and cash flows. Such adjustment may result in a determination that our carrying values for goodwill and other intangibles for that segment exceed fair values. This determination may in turn require that we record an additional significant non-cash charge to earnings to reduce the $50.0 million aggregate carrying amount of goodwill and other intangibles in the Large Account operating segment, resulting in a negative effect on our results of operations.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 67% and 71% of our total product purchases in the six months ended June 30, 2009 and 2008, respectively. Among these five vendors, purchases from Ingram Micro Inc., or Ingram, represented 21% and 25% of our total product purchases in the six months ended June 30, 2009 and 2008, respectively. Purchases from Tech Data Corporation comprised 19% and 18% of our total product purchases in the six months ended June 30, 2009 and 2008, respectively. Purchases from Synnex Corporation represented 11% and 9% of our total product purchases in the six months ended June 30, 2009 and 2008, respectively. Purchases from HP represented 10% and 12% of our total product purchases in the six months ended June 30, 2009 and 2008, respectively. No other vendor supplied more than 10% of our total product purchases in the six months ended June 30, 2009 and 2008, respectively. If we were unable to acquire products from Ingram, Tech Data, Synnex, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at June 30, 2009 was $102.2 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Our management information systems require continual upgrades to most effectively manage our operations and customer database. Although we maintain some redundant systems, with full data backup, a substantial interruption in our management information systems or in our telephone communication systems, including those resulting from natural disasters as well as power loss, telecommunications failure, or similar events, would substantially hinder our ability to process customer orders and thus could have a material adverse effect on our business.

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

Privacy concerns with respect to customer list development and maintenance may materially adversely affect our business.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended June 30, 2009 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (2)
04/01/09 – 04/30/09	—	—	—	$11,159,806
05/01/09 – 05/31/09	14,549	$4.98	—	$11,159,806
06/01/09 – 06/30/09	—	—	—	$11,159,806

Total	14,549	$4.98	—	$11,159,806

(1)	In May 2009, our employees surrendered 14,549 shares from nonvested stock awards to satisfy statutory withholding requirements due upon the vesting of their awards.
(2)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 4—Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on June 17, 2009, the following matters were acted upon by the stockholders of the Company:

1.	The election of six directors.

2.	The approval of the Amended and Restated 2007 Stock Incentive Plan.

3.	The approval of the amendment to the Company’s Amended and Restated 1997 Employee Stock Purchase Plan to increase the number of shares of Common Stock that may be issued thereunder from 837,500 to 937,500 shares, representing an increase of 100,000 shares.

4.	The ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of common stock issued, outstanding, and eligible to vote as of the record date of April 20, 2009 was 26,977,264. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

1.	Election of Directors:

Nominees	Votes For	Votes Withheld
Patricia Gallup	22,237,758	4,168,483
David Hall	22,216,684	4,189,557
Joseph Baute	26,118,700	287,541
David Beffa-Negrini	22,255,940	4,150,301
Barbara Duckett	26,144,933	261,308
Donald Weatherson	26,118,944	287,297

2.	Approval of the Amended and Restated 2007 Stock Incentive Plan:

Votes For	Votes Against	Votes Abstain
23,823,223	671,241	13,962

3.	The approval of the amendment to the Company’s Amended and Restated 1997 Employee Stock Purchase Plan to increase the number of shares of Common Stock that may be issued thereunder from 837,500 to 937,500 shares, representing an increase of 100,000 shares.

Votes For	Votes Against	Votes Abstain
24,429,868	67,550	11,008

4.	Ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year:

Votes For	Votes Against	Votes Abstain
26,374,083	20,863	11,293

Item 6—Exhibits

Exhibit Number	Description

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: August 07, 2009	By:	/s/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Date: August 07, 2009	By:	/s/ JACK FERGUSON
Jack Ferguson Executive Vice President, Treasurer, and Chief Financial Officer