Form 10-Q
period 2009-09-30
PC CONNECTION INC
filed 2009-11-06
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

YES  ☐     NO  ☑

The number of shares outstanding of the issuer’s common stock as of November 1, 2009 was 27,167,879.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item  1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,680	$47,003
Accounts receivable, net	180,878	185,885
Inventories	59,979	60,813
Deferred income taxes	3,574	4,244
Income taxes receivable	3,227	1,448
Prepaid expenses and other current assets	2,958	3,626

Total current assets	316,296	303,019
Property and equipment, net	13,303	24,483
Goodwill	48,060	48,060
Other intangibles, net	1,417	2,220
Other assets	480	385

Total Assets	$379,556	$378,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$759	$699
Accounts payable	108,894	101,783
Accrued expenses and other liabilities	20,194	19,993
Accrued payroll	7,968	6,337

Total current liabilities	137,815	128,812
Capital lease obligation to affiliate, less current maturities	3,033	3,610
Deferred income taxes	3,821	6,183
Other liabilities	4,062	4,238

Total Liabilities	148,731	142,843

Stockholders’ Equity:
Common stock	273	273
Additional paid-in capital	96,612	95,997
Retained earnings	137,147	142,336
Treasury stock at cost	(3,207)	(3,282)

Total Stockholders’ Equity	230,825	235,324

Total Liabilities and Stockholders’ Equity	$379,556	$378,167

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$403,052	$441,444	$1,106,535	$1,314,567
Cost of sales	356,708	388,121	974,238	1,151,660

Gross profit	46,344	53,323	132,297	162,907
Selling, general and administrative expenses	41,263	46,872	126,670	140,438
Special charges	—	1,431	12,955	1,431

Income (loss) from operations	5,081	5,020	(7,328)	21,038
Interest expense	(99)	(187)	(385)	(548)
Other, net	93	246	452	610

Income (loss) before taxes	5,075	5,079	(7,261)	21,100
Income tax (provision) benefit	(2,186)	(1,865)	2,072	(8,025)

Net income (loss)	$2,889	$3,214	$(5,189)	$13,075

Earnings (loss) per common share:
Basic	$0.11	$0.12	$(0.19)	$0.49

Diluted	$0.11	$0.12	$(0.19)	$0.49

Weighted average common shares outstanding:
Basic	27,078	26,835	27,017	26,834

Diluted	27,095	26,892	27,017	26,941

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2009

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2009	27,326	$273	$95,997	$142,336	(492)	$(3,282)	$235,324
Stock-based compensation expense	—	—	952	—	—	—	952
Issuance of common stock under Employee Stock Purchase Plan	28	—	138	—	—	—	138
Nonvested stock awards	—	—	(372)	—	58	372	—
Tax shortfall from stock-based compensation	—	—	(103)	—	—	—	(103)
Repurchase of common stock for treasury	—	—	—	—	(72)	(297)	(297)
Net loss	—	—	—	(5,189)	—	—	(5,189)

Balance—September 30, 2009	27,354	$273	$96,612	$137,147	(506)	$(3,207)	$230,825

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(5,189)	$13,075
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash portion of special charges	11,625	—
Depreciation and amortization	5,221	5,234
Provision for doubtful accounts	1,771	1,396
Deferred income taxes	(1,692)	1,318
Stock-based compensation expense	952	1,096
Tax (shortfall) benefit from stock-based compensation	(103)	16
Loss (gain) on disposal of fixed assets	15	(13)
Excess tax benefit from exercise of stock options	—	(3)
Changes in assets and liabilities:
Accounts receivable	3,236	17,937
Inventories	834	394
Prepaid expenses and other current assets	(1,111)	(599)
Other non-current assets	(95)	15
Accounts payable	7,243	4,225
Accrued expenses and other liabilities	1,656	(1,149)

Net cash provided by operating activities	24, 363	42,942

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,012)	(8,708)
Proceeds from sale of property and equipment	2	44

Net cash used for investing activities	(5,010)	(8,664)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	22, 055	37, 343
Repayment of short-term borrowings	(22,055)	(37,343)
Repayment of capital lease obligation	(517)	(383)
Purchase of treasury shares	(297)	(1,200)
Issuance of stock under Employee Stock Purchase Plan	138	129
Exercise of stock options	—	204
Net share settlement obligation	—	55
Excess tax benefit from exercise of stock options	—	3

Net cash used for financing activities	(676)	(1,192)

Increase in cash and cash equivalents	18,677	33,086
Cash and cash equivalents, beginning of period	47,003	13,741

Cash and cash equivalents, end of period	$65,680	$46,827

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2009 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2009.

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

Note 2—Earnings Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock and nonvested stock, if dilutive. In the nine months ended September 30, 2009, dilutive securities were antidilutive in calculating loss per share due to operating losses realized in this period and therefore were not included in the calculations.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
September 30,	2009	2008	2009	2008
Numerator:
Net income (loss)	$2,889	$3,214	$(5,189)	$13,075

Denominator:
Denominator for basic earnings (loss) per share	27,078	26,835	27,017	26,834
Dilutive effect of employee equity awards	17	57	—	107

Denominator for diluted earnings (loss) per share	27,095	26,892	27,017	26,941

Earnings (loss) per share:
Basic	$0.11	$0.12	$(0.19)	$0.49

Diluted	$0.11	$0.12	$(0.19)	$0.49

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

For the three and nine months ended September 30, 2009 and 2008, the following weighted average outstanding stock options and other common stock equivalents were excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
September 30,	2009	2008	2009	2008
Anti-dilutive common stock equivalents	813	1,007	934	612

Note 3—Goodwill and Other Intangible Assets

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

We performed an interim impairment review effective December 31, 2008 and determined that the goodwill carried by our SMB and Public Sector segments was fully impaired, and as a result, we recognized an impairment loss of $8,807, or $5,383 net of taxes, in our operating results for the year ended December 31, 2008. The fair value of the Large Account reporting unit exceeded its carrying value, and accordingly there was no need to perform the second step of the impairment test for this reporting unit at December 31, 2008. Given the results of the December 31, 2008 review, we concluded there was no impairment on January 1, 2009. We considered the operating results and future projections of the Large Account reporting unit, as well as changes in our overall market capitalization, and did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of the reporting unit was in excess of its fair value during the period ended September 30, 2009.

September 30, 2009
Goodwill	$48,060
Trademarks	1,190

Intangible assets subject to amortization at September 30, 2009 consisted of customer lists of $227 (net of accumulated amortization of $4,993). Intangible assets subject to amortization at December 31, 2008 consisted of customer lists of $941 and a licensing agreement of $89 (net of accumulated amortization of $4,278 and $386, respectively). For each of the three-month periods ended September 30, 2009 and 2008, we recorded amortization expenses of $268. For the nine-month periods ended September 30, 2009 and 2008, we recorded amortization expense of $803 and $804, respectively.

The estimated amortization expense for each of the three succeeding years and thereafter is as follows:

For the Year Ending December 31,
2009	$139	(*)
2010	88
2011 and thereafter	—

(*) Represents estimated amortization expense for the three months ending December 31, 2009.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

We also periodically consider whether there are any indications of impairment of our indefinite and long-lived assets and determined, except as noted below, that the undiscounted cash flows expected from the use of our assets exceeded the carrying amounts of such assets, and thus were not impaired during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, we determined to stop further development on a customer relationship management (“CRM”) module of our internally developed software. We further determined that we would not realize any future cash flows from this CRM module. As a result, we recognized a non-cash charge of $11,609 in the nine months ended September 30, 2009 to write-off the carrying amount of the module. Please see “Note 5—Special Charges” for further discussion.

Note 4—Segment and Related Disclosures

We are required to report profits and losses and certain other information on our “reportable operating segments” in our annual and interim financial statements. Our chief operating decision maker (“CODM”) evaluates operations and allocates resources based on a measure of operating income. The internal reporting structure used by our CODM to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Net sales represent net sales to external customers and exclude inter-segment product revenues, as they are not reviewed by our CODM. In addition, our CODM reviews income tax expense on a consolidated basis, and accordingly, we do not report income tax expense by operating segment. Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2009 and 2008 is shown below:

	Three Months Ended September 30, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$182,564	$103,921	$116,567		$403,052

Operating income (loss) before allocations	$12,242	$5,006	$5,045	$(17,212)	$5,081
Allocations	(9,480)	(803)	(4,356)	14,639	—

Operating income (loss)	$2,762	$4,203	$689	$(2,573)	$5,081

Net interest expense and other, net					(6)

Income before taxes					$5,075

Selected Operating Expenses:
Depreciation and amortization	$28	$329	$29	$1,299	$1,685

	Three Months Ended September 30, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other		Consolidated
Net sales	$217,463	$117,300	$106,681			$441,444

Operating income (loss) before allocations	$14,874	$6,168	$3,967	$(19,989)		$5,020
Allocations	(10,821)	(782)	(3,936)	15,539		—

Operating income (loss)	$4,053	$5,386	$31	$(4,450	)(1)	5,020

Net interest expense and other, net						59

Income before taxes						$5,079

Selected Operating Expense:
Depreciation and amortization	72	337	33	1,288		1,730
Special charges	13	—	42	1,376	(1)	1,431

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

	Nine Months Ended September 30, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other		Consolidated
Net sales	$531,669	$304,318	$270,548			$1,106,535

Operating income (loss) before allocations	$34,419	$13,126	$10,648	$(65,521)		$(7,328)
Allocations	(31,204)	(2,519)	(12,102)	45,825		—

Operating income (loss)	$3,215	$10,607	$(1,454)	$(19,696	)(1)	$(7,328)

Net interest expense and other, net						67

Loss before taxes						$(7,261)

Selected Operating Expenses:
Depreciation and amortization	$164	$988	$91	$3,978		$5,221
Special charges	112	107	143	12,593	(1)	12,955

Balance Sheet Data as of September 30, 2009:
Total assets	$150,762	$136,479	$58,895	$33,420		$379,556
Goodwill	—	48,060	—	—		48,060

	Nine Months Ended September 30, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other		Consolidated
Net sales	$693,987	$361,876	$258,704			$1,314,567

Operating income (loss) before allocations	$49,505	$19,825	$9,432	$(57,724)		$21,038
Allocations	(32,694)	(2,370)	(10,780)	45,844		—

Operating income (loss)	$16,811	$17,455	$(1,348)	$(11,880	)(1)	21,038

Net interest expense and other, net						62

Income before taxes						$21,100

Selected Operating Expense:
Depreciation and amortization	215	985	128	3,906		5,234
Special charges	13	—	42	1,376	(1)	1,431

(1)	Special charges incurred by the Headquarters/Other group are not allocated to our operating segments.

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, and goodwill. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group at September 30, 2009 are presented net of intercompany balance elimination of $44,873. Our capital expenditures largely consist of information technology (“IT”) hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

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

Net sales by business segment and product mix are presented below:

	Three Months Ended		Nine Months Ended
September 30,	2009	2008	2009	2008
Segment (excludes transfers between segments)
SMB	$182,564	$217,463	$531,669	$693,987
Large Account	103,921	117,300	304,318	361,876
Public Sector	116,567	106,681	270,548	258,704

Total	$403,052	$441,444	$1,106,535	$1,314,567

Product Mix
Notebooks and PDAs	$61,679	$70,215	$163,640	$204,255
Desktop/Servers	56,714	59,169	150,053	179,613
Software	55,582	56,039	157,031	169,195
Video, Imaging and Sound	53,672	65,776	144,315	192,588
Net/Com Products	42,930	46,140	114,380	132,980
Printers and Printer Supplies	35,188	41,557	97,454	122,701
Storage Devices	31,762	35,565	91,879	114,710
Memory and System Enhancements	13,760	13,716	37,975	46,697
Accessories/Other	51,765	53,267	149,808	151,828

Total	$403,052	$441,444	$1,106,535	$1,314,567

Substantially all of our net sales for the three and nine months ended September 30, 2009 and 2008 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in each of those respective periods. All of our assets at September 30, 2009 and December 31, 2008 were located in the United States. Our primary target customers are small- and medium-sized businesses with 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. Except for the federal government, no single customer accounted for more than 3% of total net sales in the three and nine months ended September 30, 2009 and 2008. Net sales to the federal government accounted for $42,773, or 10.6% of total net sales for the three months ended September 30, 2009, and $37,759, or 8.6% of total net sales for the three months ended September 30, 2008. Net sales to the federal government accounted for $92,759, or 8.4% of total net sales for the nine months ended September 30, 2009, and $84,281, or 6.4% of total net sales for the nine months ended September 30, 2008.

Note 5—Special Charges

In June 2009, we determined to stop the further development of an internally developed CRM module as a result of identified significant increases in the estimated costs to complete and significant extensions of delivery schedules. We further determined that we would not realize any future cash flows from this CRM module, and as a result, we recognized a non-cash asset write-off of $11,609 representing the CRM module’s capitalized cost. We also recorded charges of $1,346 in the nine months ended September 30, 2009 related to workforce reduction

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

and management restructuring costs, classified as workforce reductions and other in the table below. In the nine months ended September 30, 2008, we recorded a charge of $1,431 related to workforce reduction and management restructuring costs.

A roll forward of special charges for the nine months ended September 30, 2009 is shown below.

	Workforce Reductions & Other	Asset Write-off	Total
Balance December 31, 2008	$1,264	$—	$1,264
Charges	1,346	11,609	12,955
Adjustments	(16)	(11,609)	(11,625)
Cash payments	(1,613)	—	(1,613)

Liabilities at September 30, 2009	$981	$—	$981

Non-cash special charges in the nine months ended September 30, 2009 totaled $11,625 and are reflected as an “adjustment” in the above roll forward. Liabilities at September 30, 2009 consist of $885 of current liabilities and $96 of non-current other liabilities on the condensed consolidated balance sheet and are expected to be paid through January 2011. Liabilities at December 31, 2008 consist of $955 of current liabilities and $309 of non-current other liabilities on the condensed consolidated balance sheet.

Note 6—Commitments and Contingencies

We are subject to various legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A comprehensive multi-state unclaimed property audit is currently in progress. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of this audit. Such outcome could have a material negative impact on our financial position, results of operations, and cash flows.

Note 7—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our business assets. This facility can be increased to $80,000 for approved acquisitions or other uses authorized by the bank at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at September 30, 2009). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility for the quarter to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization), excluding non-cash special charges, for the trailing twelve months. The maximum allowable

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

funded debt ratio under the agreement is 2.0 to 1.0; our actual funded debt ratio at September 30, 2009 was less than 0.01 to 1.0. Future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at September 30, 2009 and December 31, 2008, and accordingly the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At September 30, 2009, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At September 30, 2009 and December 31, 2008, accounts payable included $9,350 and $13,499, respectively, owed to these financial institutions.

Note 8—Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit however limits repurchases made after September 2005 to $10,000 without bank approval of higher amounts.

We have permitted employees to surrender shares of restricted stock awards to the Company to satisfy statutory withholding requirements due upon the vesting of such stock awards. Such net share settlements are reported as a purchase of treasury shares in our financial statements similar to the Company’s open market treasury purchases. Our employees surrendered 15 shares for $72 in net share settlements during the nine months ended September 30, 2009. In addition, we repurchased 57 shares for $225 in the nine months ended September 30, 2009. As of September 30, 2009, we have repurchased an aggregate of 615 shares for $3,960. The maximum approximate dollar value of shares, however, that may yet be purchased under the program without further bank approval is $8,326. In the nine months ended September 30, 2009, we issued shares from treasury stock for restricted stock awards and have reflected upon vesting of such stock awards the net remaining balance of treasury stock on the condensed consolidated balance sheet.

Note 9—Fair Value

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

We measure our cash equivalents at fair value and are classified within Level 1 or Level 2 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices or alternative pricing sources. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of September 30, 2009:

	Fair Value Measurements at Reporting Date Using			Total Balance
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents:
Bank time deposits	$—	$47,967	$—	$47,967
Money market fund deposits	17,713	—	—	17,713

Total assets measured at fair value	$17,713	$47,967	—	$65,680

As discussed in Notes 3 and 5, we abandoned the development of CRM software during the nine months ended September 30, 2009. We wrote off the total amount capitalized of $11,609 as the fair value of the CRM software was deemed to be zero as there was no alternative use or salvage value. The measurement of the fair value of zero and resulting charge is considered a Level 3 input.

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

OVERVIEW

We are a leading direct marketer of a wide range of information technology, or IT, products—including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a wide range of installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiaries, (b) large enterprise customers, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

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

The primary challenges we face in effectively managing our business are (1) maintaining, if not increasing, our revenues in the face of a global recession, while at the same time improving our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general and administrative, or SG&A, expenses over a possible lower sales base. If recent declines in IT spending continue, any significant sales growth for us must come through increased market share. Competition may become even more intense in the future, which would put more pressure on margins. Given the deterioration in the demand environment, management implemented cost reductions late in the first quarter of 2009 to lower expenses, which contributed to reduced SG&A expenses in both dollars and as a percentage of net sales in the third quarter of 2009 compared to the third quarter of 2008.

We believe that more of our customers are seeking total IT solutions, rather than simply specific IT products. Through the formation of our services organization, ProConnection, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that also carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and gross margins in this competitive environment.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2009	2008	2009	2008
Net sales (in millions)	$403.1	$441.4	$1,106. 5	$1,314.6

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	11.5	12.1	12.0	12.4
Selling, general and administrative expenses	10.2	10.6	11.5	10.7
Special charges	—	0.4	1.2	0.1
Income (loss) from operations	1.3%	1.1%	(0.7)%	1.6%

Net sales in the third quarter of 2009 decreased by $38.4 million, or 8.7%, compared to the third quarter of 2008. The year-over-year decrease in sales experienced by both our SMB and Large Account segments was partially offset by increased public sector sales in the third quarter of 2009. We generated approximately $5.0 million in operating income in both the third quarter of 2009 and 2008 as the cost savings implemented earlier in 2009 and the avoidance of special charges in the third quarter of 2009 largely offset the year-over-year decrease in gross profit dollars that resulted from decreased revenues and gross profit margins.

Net sales in the nine months ended September 30, 2009 decreased by $208.0 million, or 15.8%, compared to the nine months ended September 30, 2008. The year-over-year decrease in sales experienced by both our SMB and Large Account segments was partially offset by increased public sector sales in the nine months ended September 30, 2009. Our income from operations in 2008 decreased to a loss from operations in 2009 due to the significant year-over-year decline in sales and the special charges incurred in the nine months ended September 30, 2009.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2009	2008	2009	2008
Business Segment
SMB	45%	49%	48%	53%
Large Account	26	27	28	27
Public Sector	29	24	24	20

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	15%	16%	15%	15%
Desktop/Servers	14	13	14	14
Software	14	13	14	13
Videos, Imaging and Sound	13	15	13	15
Net/Com Products	11	11	10	10
Printers and Printer Supplies	9	9	9	9
Storage Devices	8	8	8	9
Memory and System Enhancements	3	3	3	4
Accessories/Other	13	12	14	11

Total	100%	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2009	2008	2009	2008
Business Segment
SMB	13.6%	14.2%	13.9%	14.0%
Large Account	10.6	11.1	10.5	11.2
Public Sector	9.0	8.9	9.7	9.6
Total	11.5%	12.1%	12.0%	12.4%

Consolidated gross profit dollars for the third quarter of 2009 decreased by $7.0 million compared to third quarter of 2008, due to lower net sales and gross profit margins. Consolidated gross profit dollars for the nine month ended September 30, 2009 decreased by $30.6 million compared to the nine months ended September 30, 2008, due to lower net sales and gross profit margins. Additionally, gross profit margins in the three and nine months ended September 30, 2009 both decreased year over year due to a year-over-year increase in public sector sales, which generally have lower gross profit margins compared to sales of our SMB and Large Account segments.

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

	Three Months Ended		Nine Months Ended
September 30,	2009	2008	2009	2008
Purchasing/Distribution Center	0.72%	0.68%	0.78%	0.69%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Nine Months Ended
September 30,	2009	2008	2009	2008
Personnel costs	$27.9	$30.8	$84.2	$94.0
Advertising, net	3.9	4.8	12.3	14.5
Facilities operations	2.1	2.4	6.9	7.2
Credit card fees	1.6	1.8	5.0	5.7
Depreciation and amortization	1.7	1.7	5.2	5.2
Bad debts	0.4	0.1	1.4	1.1
Other, net	3.7	5.3	11.7	12.7

Total	$41.3	$46.9	$126.7	$140.4

Percentage of net sales	10.2%	10.6%	11.5%	10.7%

Personnel costs represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Personnel costs decreased year over year due to lower variable compensation associated with reduced gross profits, as well as headcount reductions implemented in the first half of 2009.

Year-Over-Year Comparisons

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$182.6	45.3%	$217.4	49.2%	(16.0)%
Large Account	103.9	25.8	117.3	26.6	(11.4)
Public Sector	116.6	28.9	106.7	24.2	9.3

Total	$403.1	100.0%	$441.4	100.0%	(8.7)%

Gross Profit:
SMB	$24.8	13.6%	$30.8	14.2%	(19.5)%
Large Account	11.0	10.6	13.0	11.1	(15.4)
Public Sector	10.5	9.0	9.5	8.9	10.5

Total	$46.3	11.5%	$53.3	12.1%	(13.1)%

Net sales for the third quarter of 2009 decreased compared to the third quarter of 2008, as explained below:

•

Net sales for the SMB segment declined as both consumer and corporate sales decreased year over year by 16% in the third quarter of 2009, reflecting the continued softness in demand. Average annualized sales productivity in the third quarter of 2009 however increased by 3% year over year due to a reduction of sales representatives. Sales representatives for our SMB segment totaled 372 at September 30, 2009, compared to 453 at September 30, 2008 and 371 at June 30, 2009. We have reduced headcount to better align expenses with lower sales volumes.

•

Net sales for the Large Account segment decreased year over year as large enterprises continued to be cautious in their IT spending in the third quarter of 2009. Average annualized sales productivity in the third quarter of 2009 decreased by 6% year over year, consistent with the year-over-year decline in revenues. Sales representatives for our Large Account segment totaled 90 at September 30, 2009, compared to 92 at September 30, 2008 and 87 at June 30, 2009.

•

Net sales for the Public Sector segment increased in the third quarter of 2009 due to increased federal government contract sales and Kindergarten through 12th grade education sales compared to the prior year quarter. Education sales increased primarily due to the sales representatives added at our new sales facility late in 2008. Overall average annualized sales productivity however decreased by 9% year over year in the third quarter of 2009 due to the increased number of new hires. Sales representatives for our Public Sector segment totaled 139 at September 30, 2009, an increase from 121 at September 30, 2008 but down slightly from 145 at June 30, 2009.

Gross profit in the third quarter of 2009 decreased in dollars and as a percentage of net sales on a consolidated basis compared to the third quarter of 2008, as explained below:

•

Gross profit for the SMB segment decreased year over year in dollars and as a percentage of net sales in the third quarter of 2009. The decrease in sales discussed above and the 58 basis-point decline in gross profit margins led to the year-over-year decline in gross profit dollars. Gross profit margins declined largely because of increased competitive pricing pressures, which led to reduced invoice margins and lower freight revenues.

•

Gross profit for the Large Account segment decreased year over year in dollars and as a percentage of net sales in the third quarter of 2009. Reduced freight revenues and lower agency fees contributed to the year-over-year decline in gross profit margins in the third quarter of 2009. Agency fees are recognized as revenue on a net basis with no associated cost of goods sold and as a result can significantly affect gross profit rates even though total dollars may be small.

•

Gross profit for the Public Sector segment increased year over year in dollars and as a percentage of net sales in the third quarter of 2009. The dollar increase was largely attributable to the sales increase as gross profit margins increased by 16 basis-points as lower invoice margins were offset by increased freight revenues and vendor consideration in the third quarter of 2009.

Selling, general and administrative expenses in the third quarter of 2009 decreased in dollars and as a percentage of net sales on a consolidated basis compared to the third quarter of 2008.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Three Months Ended September 30,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$22.1	12.1%	$26.8	12.3%	(17.5)%
Large Account	6.8	6.5	7.6	6.5	(10.5)
Public Sector	9.9	8.5	9.4	8.8	5.3
Headquarters/Other	2.5		3.1		(19.4)

Total	$41.3	10.2%	$46.9	10.6%	(11.9)%

•

SG&A expenses for the SMB segment decreased year over year in dollars and as a percentage of net sales in the third quarter of 2009. Reduced advertising expense and headcount contributed to the year-over-year decreases; in addition, lower variable compensation associated with decreased gross profits contributed to the dollar decrease in the third quarter of 2009.

•

SG&A expenses for the Large Account segment decreased year over year in dollars but was unchanged as a percentage of net sales. Lower variable compensation associated with decreased gross profits as well as headcount reductions implemented earlier in 2009 reduced SG&A expenses in the third quarter of 2009.

•

SG&A expenses for the Public Sector segment increased slightly in dollars as cost savings implemented in the first half of 2009 largely offset increased variable compensation associated with higher gross profits.

•

SG&A expenses for the Headquarters/Other group in the third quarter of 2009 decreased year over year due to management’s cost reductions. These included headcount reductions and year-over-year decreases in facilities costs and professional fees. The “Headquarters/Other” group provides services to the three reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. The amounts shown above represent the remaining unallocated costs.

We did not record any special charges in the three months ended September 30, 2009. In the three months ended September 30, 2008, we recorded a charge of $1.4 million related to workforce reduction and management restructuring costs.

Income from operations for the third quarter of 2009 was $5.1 million, compared to operating income of $5.0 million for the third quarter of 2008. Income from operations as a percentage of net sales was 1.3% for the third quarter of 2009 compared to income from operations of 1.1% as a percentage of net sales for the third quarter of 2008. Our operating income in the third quarter of 2009 increased due to management’s cost reductions and the absence of special charges in the third quarter of 2009.

Our effective tax rate was 43.1% for the third quarter of 2009 compared to the effective tax rate of 36.7% for the third quarter of 2008. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the third quarter of 2009 decreased by $0.3 million to $2.9 million, compared to $3.2 million for the third quarter of 2008, as the year-over-year increase in effective tax rate offset the slight increase in operating income in the third quarter of 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$531.7	48.1%	$694.0	52.8%	(23.4)%
Large Account	304.3	27.5	361.9	27.5	(15.9)
Public Sector	270.5	24.4	258.7	19.7	4.6

Total	$1,106.5	100.0%	$1,314.6	100.0%	(15.8)%

Gross Profit:
SMB	$74.0	13.9%	$97.4	14.0%	(24.0)%
Large Account	32.0	10.5	40.7	11.2	(21.4)
Public Sector	26.3	9.7	24.8	9.6	6.0

Total	$132.3	12.0%	$162.9	12.4%	(18.8)%

Net sales for the nine months ended September 30, 2009 decreased compared to the nine months ended September 30, 2008, as explained below:

•

Net sales for the SMB segment decreased in the nine months ended September 30, 2009 as both corporate and consumer sales declined year over year, reflecting the industry-wide softness in IT demand. Sales representatives for our SMB segment totaled 372 at September 30, 2009, a decrease from 453 at September 30, 2008.

•

Net sales for the Large Account segment decreased in the nine months ended September 30, 2009 as large enterprise customers continued to defer purchases and redeploy excess equipment resulting from recent corporate layoffs. Sales representatives for our Large Account segment totaled 90 at September 30, 2009, a decrease from 92 at September 30, 2008.

•

Net sales for the Public Sector segment increased in the nine months ended September 30, 2009 due to increased federal government and education sales in that period. The increased federal government sales were generated under several federal contracts, and education sales increased in the Kindergarten through 12th grade sector. Sales representatives for our Public Sector segment totaled 139 at September 30, 2009, an increase from 121 at September 30, 2008.

Gross profit for the nine months ended September 30, 2009 decreased in dollars and as a percentage of net sales on a consolidated basis compared to the nine months ended September 30, 2008, as explained below:

•

Gross profit for the SMB segment decreased year over year in dollars due to lower sales in the nine months ended September 30, 2009. Despite increased competitive pricing pressures, gross profit margins decreased by only 7 basis-points in the nine months ended September 30, 2009 as increased vendor consideration as a percentage of net sales largely offset lower invoice margins.

•

Gross profit for the Large Account segment decreased in the nine months ended September 30, 2009 due to year-over-year declines in both revenues and gross profit margins. Lower invoice margins associated with increased pricing pressures reduced gross profit margins in the nine months ended September 30, 2009.

•

Gross profit for the Public Sector segment increased in the nine months ended September 30, 2009 in both dollars and as a percentage of net sales compared to the prior year period. Gross profit margins increased by 11 basis-points year over year as increased freight contribution and higher agency fee revenues offset increased competitive pricing pressures.

Selling, general and administrative expenses in the nine months ended September 30, 2009 decreased in dollars but increased as a percentage of net sales on a consolidated basis compared to the nine months ended September 30, 2008.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$70.7	13.3%	$80.5	11.6%	(12.2)%
Large Account	21.3	7.0	23.3	6.4	(8.6)
Public Sector	27.6	10.2	26.1	10.1	5.7
Headquarters/Other	7.1		10.5		(32.4)

Total	$126.7	11.5%	$140.4	10.7%	(9.8)%

•	SG&A expenses for the SMB segment decreased year over year in dollars but increased as a percentage of net sales in the nine months ended September 30, 2009. Lower advertising expense,

headcount, and variable compensation associated with reduced gross profits resulted in the year-over-year dollar decrease in the nine months ended September 30, 2009. SG&A expense also decreased due to decreased usage of corporate headquarters functions as a result of lower sales levels and reduced expenses in the Headquarters/Other group. SG&A expense as a percentage of net sales increased due to the decrease in net sales.

•

SG&A expenses for the Large Account segment decreased year over year in dollars but increased as a percentage of net sales in the nine months ended September 30, 2009. Lower headcount and variable compensation associated with decreased gross profits led to the year-over-year dollar decrease in the nine months ended September 30, 2009. SG&A expense as a percentage of net sales increased due to the decrease in net sales.

•

SG&A expenses for the Public Sector segment increased year over year in both dollars and as a percentage of net sales in the nine months ended September 30, 2009. The year-over-year increases resulted from greater usage of corporate headquarters functions as well as headcount added at a new sales facility in the fourth quarter of 2008.

•	SG&A expenses for the Headquarters/Other group decreased year over year in dollars due to reduced headcount and professional fees, in addition to other cost reductions implemented by management.

Special charges totaled $13.0 million in the nine months ended September 30, 2009 and consisted of a non-cash asset write-off of $11.6 million and $1.4 million of workforce reduction and management restructuring charges. We recognized the asset write-off after we determined to stop further development of an internally developed CRM module. The asset write-off represented the capitalized costs of the CRM module, and as a result, the charge had no impact on our cash flows. Management is evaluating alternative solutions to the internally developed CRM software and will consider future implementation solutions, including purchased software. We recorded $1.4 million in special charges in the nine months ended September 30, 2008 related to workforce reduction and management restructuring charges.

Loss from operations for the nine months ended September 30, 2009 was $7.3 million, compared to operating income of $21.0 million for the nine months ended September 30, 2008. Loss from operations as a percentage of net sales was 0.7% for the nine months ended September 30, 2009 compared to income from operations of 1.6% as a percentage of net sales for the nine months ended September 30, 2008. Our operating loss in the nine months ended September 30, 2009 was largely attributable to the significant decline in sales and special charges incurred in that period.

Our effective tax benefit rate was 28.5% for the nine months ended September 30, 2009 compared to the effective tax rate of 38.0% for the nine months ended September 30, 2008. Our tax rate for the third quarter of 2009 was unfavorably affected by unrealized state tax loss benefits, which decrease the benefit rate in loss periods and increase the tax rate in profitable periods.

Net loss for the nine months ended September 30, 2009 was $5.2 million compared to net income of $13.1 million for the nine months ended September 30, 2008, due to the operating loss and the year-over-year decrease in our effective tax benefit rate experienced in the nine months ended September 30, 2009.

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

•	Cash on Hand. At September 30, 2009, we had approximately $65.7 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings (net of non cash charges) and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of September 30, 2009, our entire $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2009	2008
Net cash provided by operating activities	$24.4	$43.0
Net cash used for investing activities	(5.0)	(8.7)
Net cash used for financing activities	(0.7)	(1.2)

Increase in cash and cash equivalents	$18.7	$33.1

Cash provided by operating activities decreased by $18.6 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Cash flow provided by operations in the nine months ended September 30, 2009 resulted from an increase in accounts payable as well as the net of our $5.2 million operating loss adjusted for $11.6 million in special charges that did not impact cash flows. Inventory decreased by $0.8 million from the prior year-end balance largely due to reduced stocking requirements associated with lower sales levels. Inventory turns increased to 24 turns for the third quarter of 2009 compared to 22 turns for the prior year period. Accounts receivable decreased by $5.0 million from December 31, 2008 levels due to the year-over-year decline in sales in the third quarter of 2009. DSOs were 45 days at September 30, 2009, compared to 43 days at September 30, 2008. We attribute the increase in DSOs to the year-over-year increase in public sector sales in the third quarter of 2009 whose customers generally have longer bill-to-cash cycles.

At September 30, 2009, we had $108.9 million in outstanding accounts payable. Such accounts are generally paid within 30 days, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This balance includes $9.4 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $3.7 million in the nine months ended September 30, 2009 compared to the prior year period. These activities include our capital expenditures, primarily for purchases of computer equipment and software and capitalization of internally-developed software. We completed an extensive desktop upgrade in the first half of 2008 that accounted for much of the prior year’s increased cash usage. We expect total capital expenditures in 2009 to be between $6.0 million and $7.0 million.

Cash used for financing activities decreased year over year by $0.5 million in the nine months ended September 30, 2009 due to reduced purchases of treasury shares. Our treasury stock purchases and employee net share settlements totaled $0.3 million in the nine months ended September 30, 2009 compared to $1.1 million in the prior year period.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at September 30, 2009). In addition, we may increase the facility by an additional $30.0 million for specific bank-approved purposes, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) ), excluding non-cash special charges, and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At September 30, 2009, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $9.4 million as of September 30, 2009, are recorded in accounts payable, and the inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters, excluding non-cash special charges) must not be more than 2.0 to 1.0. Our actual funded debt ratio at September 30, 2009 was less than 0.01 to 1.0, as average borrowings were minimal against our credit facility during the three months ended September 30, 2009.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended September 30, 2007 (loss quarters not counted). Such amount was calculated at September 30, 2009 as $171.0 million. Our actual consolidated stockholders’ equity at September 30, 2009 was $230.8 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of September 30, 2009, the entire $50.0 million facility was available for borrowings.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings, which bear interest at variable rates based on the prime rate and Euro dollar rates. We had no borrowings outstanding pursuant to our credit agreement as of September 30, 2009. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, no borrowings were outstanding pursuant to the credit agreement at September 30, 2009, and average borrowings in the nine months ended September 30, 2009 were minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 67% and 70% of our total product purchases in the nine months ended September 30, 2009 and 2008, respectively. Among these five vendors, purchases from Ingram Micro Inc., or Ingram, represented 23% and 25% of our total product purchases in the nine months ended September 30, 2009 and 2008, respectively. Purchases from Tech Data Corporation comprised 17% and 18% of our total product purchases in the nine months ended September 30, 2009 and 2008, respectively. Purchases from Synnex Corporation represented 11% and 9% of our total product purchases in the nine months ended September 30, 2009 and 2008, respectively. Purchases from HP represented 10% and 11% of our total product purchases in the nine months ended September 30, 2009 and 2008, respectively. No other vendor supplied more than 10% of our total product purchases in the nine months ended September 30, 2009 and 2008, respectively. If we were unable to acquire products from Ingram, Tech Data, Synnex, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at September 30, 2009 was $108.9 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 63% of the outstanding shares of our common stock. Due to their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2009 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (1)
07/01/09 – 07/31/09	—	—	—	$11,159,806
08/01/09 – 08/31/09	7,538	$5.58	7,538	$11,117,716
09/01/09 – 09/30/09	14,042	5.52	14,042	$11,040,168

Total	21,580	$5.54	21,580	$11,040,168

(1)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number	Description

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: November 6, 2009	By:	/s/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: November 6, 2009	By:	/s/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer