Form 10-K
period 2009-12-31
PC CONNECTION INC
filed 2010-03-15
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2009, based on $5.25 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $49,873,420.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 5, 2010:

Class	Number of Shares
Common Stock, $.01 par value	27,147,634

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

GENERAL

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide products and services, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (1) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales and PC Connection Express subsidiaries, (2) large enterprise customers, or Large Account, through our MoreDirect subsidiary, and (3) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary. Our principal customers are SMBs (comprised of 20 to 1,000 employees), medium-to-large corporate accounts, and government and educational institutions. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, education, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media. We offer a broad selection of more than 180,000 products targeted for business use at competitive prices, including products from Acer, Apple, Cisco Systems, Hewlett-Packard, IBM, Lenovo, Microsoft, Sony, Symantec, and Toshiba. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the VARBusiness 500 for each of the last nine years. In 2008, we were awarded first place by InformationWeek in the Supply Chain Innovation and Retail Industry categories and were ranked #8 overall among the nation’s most innovative companies by InformationWeek.

We believe that our consistent customer focus has also resulted in strong brand name recognition and a broad and loyal customer base. Approximately 92% of our net sales in the year ended December 31, 2009 were made to customers who had previously purchased products from us. We believe we also have strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

Our marketing efforts are targeted at SMBs, government and educational institutions, and medium-to-large corporate accounts. As of December 31, 2009, we employed 589 sales representatives, including 55 new sales representatives with less than 12 months of outbound telemarketing experience with us. Sales representatives are responsible for managing corporate and public sector accounts and focus on outbound sales calls to prospective customers. These sales representatives are supported by a growing group of technical sales specialists, or TSSs, who provide technical support for more complex sales opportunities. We believe that increasing our sales representatives’ productivity is important to our future success, and we have increased our investments in this area accordingly.

We market our products and services through our websites: www.pcconnection.com, www.macconnection.com, www.pcconnectionexpress.com, www.moredirect.com, and www.govconnection.com. Our websites provide customers and prospective customers with product information and enable customers to place electronic orders for products. For the fiscal year 2009, Internet sales processed directly online were $468.6 million, or 29.9% of net sales, compared to $515.7 million, or 29.4% of net sales in 2008.

We also publish several catalogs, including PC Connection®, focusing on PCs and compatible products, and MacConnection®, focusing on Apple personal computers and compatible products. We also issue, from time to time, specialty catalogs, including GovConnection catalogs directed to government and educational institutions. With concise product descriptions, relevant technical information, and illustrations, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software, and other related products. We distributed approximately 11 million catalogs in 2009.

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

MARKET AND COMPETITION

We generate approximately 48% of our sales from the SMB market, 27% from medium-to-large corporate accounts (Fortune 1000), and 25% from government and educational institutions. The overall U.S. IT market that we serve is estimated to be in excess of $200 billion.

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

Intense competition for customers has led manufacturers of PCs and related products to use all available channels, including direct marketers, to distribute products. Certain manufacturers who have traditionally used resellers to distribute their products have, from time to time, established their own direct marketing operations, including sales through the Internet. Nonetheless, we believe that these manufacturers of PCs and related products will continue to provide us and other third-party direct marketers favorable product allocations and marketing support.

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

•

Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the VARBusiness 500 for each of the last nine years, and in 2007 Forbes Magazine acknowledged us as one of America’s most trustworthy companies. Our mailing list of customers and prospects includes more than 4,500,000 names.

•

Maintaining long-standing vendor relationships. We have a history of strong relationships with vendors, and were among the first direct marketers qualified by manufacturers to market computer systems to end users. We provide our vendors with both information concerning customer preferences and an efficient channel for the advertising and distribution of their products.

GROWTH STRATEGIES

Our growth strategies are designed to increase revenues derived from broader product and service offerings, increase penetration of our existing customers, and expand our customer base. The key elements of our growth strategies include:

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

•

Targeting customer segments. Through increased targeted marketing, we seek to expand the number of our active customers and generate additional sales to existing customers by providing more value-added services and solutions. We have developed specialty catalogs featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server, and networking products. We also utilize internet marketing campaigns that focus on select markets.

•

Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives, and provide ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating clients’ IT needs, with the goal of fostering loyal client relationships. We also provide our sales representatives technical support on more complex sales opportunities through our expanding group of TSSs. Significant sales growth over the long term will also likely require us to add sales representatives in the future.

•

Pursuing strategic acquisitions and alliances. We seek acquisitions and alliances that add new customers, strengthen our product offerings, add management talent, and produce operating results which are accretive to our core business earnings.

SERVICE AND SUPPORT

Since our founding in 1982, our primary objective has been to provide products that meet the demands and needs of customers and to supplement those products with up-to-date product information and excellent customer service and support. We believe that offering our customers superior value, through a combination of product knowledge, consistent and reliable service and support, and leading products at competitive prices, differentiates us from other direct marketers and provides the foundation for developing a broad and loyal customer base.

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

Using our customized information system, we transmit our customer orders either to our distribution center or to our drop-ship suppliers, depending on product availability, for processing immediately after a customer receives credit approval. At our distribution center, we also perform custom configuration of computer systems as requested by our customers, which typically consists of the installation of memory, accessories, and/or software purchased. Our customers may select the method of delivery that best meets their needs and is most cost effective, ranging from expedited overnight delivery for urgently needed items to ground freight, generally used for heavier, more bulky items. Through our Everything Overnight® service, orders accepted up to 7:00 p.m. Eastern Time can be shipped for overnight delivery.

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

Sales Channels. The following table sets forth our percentage of net sales by sales channel:

	Years Ended December 31,
	2009	2008	2007
Sales Channel
Outbound Telemarketing and Field Sales	69%	69%	68%
Online Internet	30	29	30
Inbound Telesales	1	2	2

Total	100%	100%	100%

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

Online Internet. (www.pcconnection.com, www.macconnection.com, www.pcconnectionexpress.com, www.moredirect.com, and www.govconnection.com) We provide product descriptions and prices of generally all products online. Our PC Connection website also provides updated information for more than 180,000 items and on-screen images for more than 100,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites are an important sales source and communication tool for improving customer service.

Our MoreDirect subsidiary’s business process and operations are primarily Web based. During 2009, approximately two-thirds of MoreDirect’s orders were received via the Internet. Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products. MoreDirect’s website aggregates the current available inventories of its largest IT suppliers into a single online source for its corporate customers. Its custom designed Internet-based system, TRAXX™, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

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

Business Segments. We conduct our business operations through three primary business segments: SMB, Large Account, and Public Sector.

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

The following table sets forth the relative distribution of our net sales by business segment:

	Years Ended December 31,
	2009	2008	2007
Business Segment
SMB	48%	52%	54%
Large Account	27	27	29
Public Sector	25	21	17

Total	100%	100%	100%

Catalog Distribution. Our two principal catalogs are PC Connection® for the PC market and MacConnection® for the Apple market. In 2009, we published twelve editions of each. We distribute catalogs to purchasers on our in-house mailing list as well as to other prospective customers. In addition, we distribute specialty catalogs to educational and government customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wide assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as developers.

Specialty Marketing. Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, package inserts, fax broadcasts, and electronic mail. We also market call-answering and fulfillment services to certain product vendors.

Customers. We maintain an extensive database of customers and prospects currently aggregating more than 4,500,000 names. Approximately 92% of our net sales in the year ended December 31, 2009 was made to customers who had previously purchased products from us. Except for sales to the federal government, which accounted for approximately 10% of consolidated revenues, no single customer accounted for more than 3% of our consolidated revenue in 2009. The loss of any single customer will not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product offerings. We currently offer our customers more than 180,000 information technology products designed for business applications from more than 1,400 manufacturers, including hardware and peripherals, accessories, networking products, and software. We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. As part of our merchandising strategy, we also offer products related to PCs, such as digital cameras and digital media players.

The following table sets forth our percentage of net sales (in dollars) of notebooks and personal digital assistants, or PDAs, software, video, imaging and sound, desktops and servers, and other major product categories:

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2009	2008	2007
Notebooks and PDAs	15%	15%	16%
Software	14	13	13
Video, Imaging and Sound	14	15	14
Desktops/Servers	13	13	14
Net/Com Products	11	10	8
Printers and Printer Supplies	8	9	10
Storage Devices	8	9	9
Memory and System Enhancements	4	4	5
Accessories/Other	13	12	11

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

During the year ended December 31, 2009, we shipped approximately 40% of our purchases directly to our distribution facility in Wilmington, Ohio. For the years ended December 31, 2009, 2008, and 2007, product purchases from Ingram Micro, Inc., our largest vendor, accounted for 23%, 24%, and 24%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 15%, 17%, and 17% of our total product purchases in 2009, 2008, and 2007, respectively. Purchases from Synnex comprised 11%, 9%, and 9% of our total product purchases in 2009, 2008, and 2007, respectively. Purchases from Hewlett Packard, or HP, comprised 10%, 12%, and 14% of our total product purchases in 2009, 2008, and 2007, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2009, 2008, and 2007. We believe that, while we may experience some short-term disruption, alternative sources for products obtained from Ingram Micro, Tech Data, Synnex, and HP are available to us.

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

We believe that we have excellent relationships with our vendors. We generally pay vendors within stated terms, or earlier when favorable cash discounts are offered. We believe that because of our volume purchases, we are able to obtain product pricing and terms that are competitive with those available to other major direct marketers. Although brand names and individual product offerings are important to our business, we believe that competitive products are available in substantially all of the merchandise categories offered by us.

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

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. Our MoreDirect subsidiary generally utilizes drop shipping for all product orders. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 60% of net sales in

2009 and 55% of net sales in 2008. In future years, we expect that products drop shipped from suppliers will continue to increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf. Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery. Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer. Inventory held for such staged delivery requests aggregated $4.9 million at December 31, 2009.

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

MANAGEMENT INFORMATION SYSTEMS

Our subsidiaries utilize centralized management information systems principally comprised of applications software running on IBM System i and System p computers and Microsoft Windows based servers, which we have customized for our use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales, and distribution, and the preparation of daily operating control reports on key aspects of the business. We also operate advanced telecommunications equipment to support our sales and customer service operations. Key elements of the telecommunications systems are integrated with our computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data.

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

Our success is dependent in large part on the accuracy and proper use of our information systems, including our telephone systems, to manage our inventory and accounts receivable collections, to purchase, sell, and ship our products efficiently and on a timely basis, and to maintain cost-efficient operations. We expect to continue upgrading our information systems in the future to more effectively manage our operations and customer database.

As reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2009, we stopped further development of an internally-developed Customer Relationship Management (“CRM”) software module and wrote off all capitalized costs accumulated through that date. In July 2009 we began a comprehensive review and assessment of our entire business and related software needs, not limited solely to CRM software. That review and assessment incorporates the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not yet finalized any decisions regarding whether or to what extent new software will be acquired and implemented, any such acquisition and implementation could be significant and cover multiple periods. For further discussion see “Liquidity and Capital Resources” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of our competitors are larger and have substantially greater financial resources than we do. These and other factors related to our competitive position are discussed more fully in the “Overview” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

We believe that price, product selection and availability, and service and support are the most important competitive factors in our industry.

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include PC Connection®, GovConnection®, MacConnection®, and MoreDirect®, and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection®, HealthConnection®, PC Connection Express™, ProConnection™, TRAXX™, Graphics Connection®, Education Connection®, Get Connected®, Connect®, and Your Brands, Your Way, Next Day®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. Our trademarks expire at various dates beginning in 2011 and ending in 2018. We expect to renew our trademarks in perpetuity. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2009, we employed 1,448 persons, of whom 774 (including 185 management and support personnel) were engaged in sales related activities, 114 were engaged in providing IT services and customer service and support, 281 were engaged in purchasing, marketing, and distribution related activities, 100 were engaged in the operation and development of management information systems, and 179 were engaged in administrative and finance functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

Recent economic weakness and financial markets turmoil have adversely impacted economic conditions, resulting in additional recessionary pressures and further declines in consumer confidence and spending. Businesses have in turn reacted to the decline in consumer spending by reducing staffing levels and delaying or deferring corporate spending, including their IT expenditures. Both our SMB and Large Account segments, which serve small, medium, and large businesses, have experienced significant declines in revenues and increased competitive pricing pressures, which have adversely affected our operating results. The financial markets turmoil has also resulted in a substantial tightening of the credit markets, which has increased the cost of capital and reduced the availability of credit to our customers. Further delays or reductions in IT spending could have a material adverse affect on demand for our products and consequently on our financial results. In addition, customer insolvencies could impact our ability to collect receivables and negatively impact our operating results and liquidity.

It is difficult to predict how long the uncertainty in economic conditions and the financial markets will continue, the extent, if any, to which they may deteriorate, and to which our business may be adversely affected. However, if the current conditions should worsen, we are likely to experience a further adverse impact, which may be material, on our business and our results of operations.

Should our financial performance not meet expectations and our stock price trade below current levels, we may be required to record an additional significant charge to earnings for impairment of goodwill and other intangibles.

We test goodwill for impairment on an annual basis, and more frequently if potential impairment indicators arise. We determined that the goodwill balances held by the SMB and Public Sector segments were fully impaired as of December 31, 2008, and accordingly the carrying values of those segments’ goodwill were written off, resulting in a significant non-cash charge to earnings. Although we determined the fair value of our Large Account segment’s goodwill substantially exceeded its carrying value at our annual impairment test on January 1, 2010, should this segment’s financial performance not meet expectations due to the economy or otherwise, we would likely adjust downward expected future operating results and cash flows. Such adjustment may result in a determination that the carrying values for goodwill and other intangibles for that segment exceed their respective fair values. This determination may in turn require that we record an additional significant non-cash charge to earnings to reduce the $49.3 million aggregate carrying amount of goodwill and other intangibles held by the Large Account operating segment, resulting in a negative effect on our results of operations.

We have experienced variability in sales, and there is no assurance that we will be able to maintain profitable operations.

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	shifts in customer demand for hardware and software products;

•	adverse weather conditions that affect response, distribution, or shipping;

•	changes in our product offerings and in merchandise returns;

•	changes in vendor distribution of products;

•	variations in levels of competition;

•	industry shipments of new products or upgrades;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in response rates; and

•	fluctuations in postage, paper, shipping, and printing costs.

Our results also may vary based on our ability to manage personnel levels in response to fluctuations in revenue. We base personnel levels and other operating expenditures on sales forecasts. If our revenues do not meet anticipated levels in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 68%, 70%, and 74% of our total product purchases in the years ended December 31, 2009, 2008, and 2007, respectively. Among these five vendors, purchases from Ingram represented 23%, 24%, and 24% of our total product purchases in 2009, 2008, and 2007, respectively. Purchases from Tech Data Corporation comprised 15%, 17%, and 17% of our total product purchases in 2009, 2008, and 2007, respectively. Purchases from Synnex Corporation comprised 11%, 9%, and 9% of our total product purchases in 2009, 2008, and 2007, respectively. Purchases from HP represented 10%, 12%, and 14% of our total product purchases in 2009, 2008, and 2007, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2009, 2008, and 2007. If we were unable to acquire products from Ingram, Tech Data, Synnex, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2009 was $125.1 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We depend on the accuracy and proper use of our management information systems, including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:

•	our ability to purchase, sell, and ship products efficiently and on a timely basis;

•	our ability to manage inventory and accounts receivable collection; and

•	our ability to maintain operations.

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

Our success in growing our Internet business will depend in large part upon our development of an increasingly sophisticated infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may overwhelm our existing Internet infrastructure. Additionally, our ability to increase the speed with which we provide services to customers and to increase the scope of such services ultimately is limited by, and reliant upon, the sophistication, speed, reliability, and cost-effectiveness of the networks operated by third parties, and these networks may not continue to be developed or be available at prices consistent with our required business model.

We face uncertainties relating to the collection of state sales and use tax.

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

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the fourth quarter of 2010 and the first quarter of 2011, and contain provisions to renew for additional terms. We also operate sales and support offices in Keene and Portsmouth, New Hampshire; Marlborough, Massachusetts; Rockville, Maryland; Dakota Dunes, South Dakota; and Boca Raton, Florida, and lease facilities at these locations. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that existing or otherwise available distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months and beyond.

Item 3.	Legal Proceedings

We are subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A comprehensive multi-state unclaimed property audit is in progress, and total accruals for unclaimed property aggregated $1.1 million at December 31, 2009. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Additional liabilities could be asserted, and such outcome could have a material negative impact on our financial position, results of operations, and cash flows.

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

Executive Officers of PC Connection

Our executive officers and their ages as of March 4, 2010 are as follows:

Name	Age	Position
Patricia Gallup	55	Chairman and Chief Executive Officer
Jack Ferguson	71	Executive Vice President, Treasurer, and Chief Financial Officer
Timothy McGrath	51	Executive Vice President, PC Connection Enterprises
Bradley Mousseau	58	Senior Vice President, Human Resources
John Polizzi	63	Senior Vice President and Chief Information Officer

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

John Polizzi has served as Senior Vice President and Chief Information Officer since February 2010. Prior to joining our company, Mr. Polizzi served from October 2005 to January 2010 as Senior Vice President and Chief Information Officer at BJ’s Wholesale Club, Inc., a warehouse club retailer. Mr. Polizzi served from 2003 to October 2005 as Senior Vice President and Global Chief Information Officer at Blockbuster Inc., an electronic media provider, and from 2001 to 2003, he served at Blockbuster as their SVP, North America CIO.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market under the symbol “PCCC.” As of March 5, 2010, there were 27,147,634 shares outstanding of our common stock held by approximately 104 stockholders of record and 2,240 beneficial holders.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2009	High	Low
Quarter Ended:
December 31	$6.96	$5.10
September 30	6.34	5.13
June 30	5.87	3.65
March 31	5.58	2.80

2008	High	Low
Quarter Ended:
December 31	$6.73	$3.10
September 30	9.64	6.04
June 30	12.07	6.60
March 31	13.19	7.85

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

During the year ended December 31, 2009, we repurchased an aggregate of 78,278 shares for $0.4 million. As of December 31, 2009, we had repurchased an aggregate of 636,689 shares for $4.1 million. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $8.2 million. We have issued nonvested shares from treasury stock and have reflected upon their vesting the net remaining balance of treasury stock on the consolidated balance sheet. In addition, we withheld 14,549 shares, having an aggregate fair value of $0.1 million, upon the vesting of stock awards to satisfy related employee tax obligations during the year ended December 31, 2009. Such transactions were recognized as a repurchase of common stock and returned to treasury but do not apply against authorized repurchase limits under our bank line agreement or Board of Directors’ authorization.

The following table provides information about our purchases during the quarter ended December 31, 2009, of equity securities that we registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
10/01/09 – 10/31/09	—	—	—	$11,040,168
11/01/09 – 11/30/09	18,733	6.01	18,733	$10,927,620
12/01/09 – 12/31/09	2,500	6.02	2,500	$10,912,575

Total	21,233	6.01	21,233	$10,912,575

(1)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 6.	Selected Financial Data

The following selected financial and operating data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$1,569,656	$1,753,680	$1,785,379	$1,635,651	$1,444,297
Cost of sales	1,384,860	1,538,836	1,566,409	1,435,400	1,280,701

Gross profit	184,796	214,844	218,970	200,251	163,596
Selling, general and administrative expenses	172,654	186,728	181,640	173,927	151,981
Goodwill impairment (1)	—	8,807	—	—	—
Special charges (2)	12,826	1,431	541	2,391	2,127

(Loss) income from operations	(684)	17,878	36,789	23,933	9,488
Interest expense	(517)	(681)	(932)	(1,828)	(1,447)
Other, net	524	811	764	121	89

(Loss) income before income taxes	(677)	18,008	36,621	22,226	8,130
Income tax provision	(545)	(7,642)	(13,626)	(8,450)	(3,683)

Net (loss) income	$(1,222)	$10,366	$22,995	$13,776	$4,447

Basic (loss) earnings per share	$(0.05)	$.39	$.86	$.54	$.18

Diluted (loss) earnings per share	$(0.05)	$.39	$.85	$.54	$.18

Selected Operating Data:
Catalogs distributed	11,020,000	12,210,000	13,804,000	15,326,000	27,467,000
Orders entered (3)	1,347,800	1,444,000	1,480,000	1,528,000	1,439,000
Average order size (3)	$1,442	$1,401	$1,408	$1,241	$1,166

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$183,670	$174,207	$156,532	$126,965	$100,893
Total assets	401,095	378,167	380,879	346,684	337,705
Short-term debt:
Current maturities of capital lease obligations:
To affiliate	780	699	527	464	416
To third party	—	—	—	395	412
Notes payable	—	—	—	—	19,975
Long-term debt:
Capital lease obligations, less current maturities:
To affiliate	2,830	3,610	4,309	4,836	5,299
To third party	—	—	—	—	396
Total stockholders’ equity	235,266	235,324	224,310	196,904	171,399

(1)	See Note 2, “Goodwill and Other Intangible Assets,” to our Consolidated Financial Statements included in Item 8 of Part II of this report for further discussion of the non-cash goodwill impairment charge.
(2)	Special charges in 2009 totaled $12.8 million and consisted of a non-cash asset write-off of $11.6 million and $1.2 million of workforce reduction and other management restructuring charges. We recognized the asset write-off after we determined to stop further development of an internally developed CRM software module. Our 2008 and 2007 special charges consist of $1,431 and $541, respectively, related to management restructuring costs, classified as workforce reductions and other, in the below Notes to the Consolidated Financial Statements included in Item 8 of Part II of this report. Our 2006 special charges consist of $520 for the cost of workforce reductions, $1,500 related to our settlement with the Department of Justice on our 2003 General Services Administration audit matter, and $371 related to the temporary retention of certain Amherst employees and facilities subsequent to the purchase of certain assets of Amherst Technologies, or the Amherst Transaction. Our 2005 special charges consist of $1,071 for the cost of workforce reductions and $1,056 incurred related to the temporary retention of certain Amherst employees and facilities subsequent to the Amherst Transaction.
(3)	Does not reflect cancellations or returns.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Item 1A. Risk Factors.”

OVERVIEW

We are a leading direct marketer of a wide range of IT solutions. We help companies design, enable, manage, and service their IT environments. We provide products and services, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through three primary business segments: (a) consumers and small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, or Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

We generate sales primarily through outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, our websites, and inbound calls from customers responding to our catalogs and other advertising media. We seek to recruit, retain, and increase the productivity of our sales personnel through training, mentoring, financial incentives based on performance, and updating and streamlining our information systems to make our operations more efficient.

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers that consist of manufacturers and distributors that historically have sold only to resellers rather than directly to end users. Certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases have restricted our ability to sell their products directly to certain customers, thereby eliminating our role. We believe that the success of direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe that more of our customers are seeking total IT solutions, rather than simply specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. We intend to provide customers with customized solutions from a variety of manufacturers, thereby attempting to mitigate the negative impact of continued supplier direct sales initiatives. For example, through the formation of our services group, ProConnection, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that also carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improved gross margins in this competitive environment.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. As buying trends change and electronic commerce continues to grow, customers become more sophisticated and have more choices than ever before. Customers are also better able to make price comparisons through the Internet, thereby increasing price competition. These conditions could have a negative effect on our financial condition, results of operations, and cash flows. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, our internet sales to consumers, which represented approximately 5% of total sales, decreased during the last four years by 27%.

We have also undertaken significant actions with respect to all of our internet websites, including those that serve our SMB and enterprise segments, in order to keep up with the improvements made by our competitors. We have increased the level of internet marketing expenditures on third-party “click fees” and affiliate charges, particularly with respect to consumer marketing, in order to increase visibility on third-party search engines. We have also launched various promotions, including selected free freight offers, in efforts to generate higher internet sales. All of these activities are costly, aggregating $6.2 million in 2009, and decrease our operating results accordingly. These costs are expected to increase in future periods as we continue to expand our internet visibility and functionality, and if we do not generate increased internet sales, our operating margins may be further impacted.

The primary challenges we face in effectively managing our business are (1) increasing our revenues in the face of global economic uncertainty, while at the same time, maintaining, if not improving, our gross profit margins in all three business segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our SG&A expenses over a possible lower sales base. If recent declines in IT spending repeat in 2010, any significant sales growth for us must come through increased market share. Competition may become even more intense in the future, which could put more pressure on margins. Given the deterioration in the demand environment, management implemented cost reductions late in the first quarter of 2009 to lower expenses. We reduced headcount across all of our operations by 147 employees, in the first quarter of 2009. This reduction in personnel consisted primarily of support personnel but included some sales personnel as well. The 2009 savings realized from this reduction was $10.5 million. On an annualized basis, these savings total approximately $14.0 million. However, management was not able to reduce operating expenses proportional to the 10.5% decline in revenues experienced in 2009, and as a result, SG&A expense as a percentage of net sales increased in 2009 compared to 2008.

We believe our cost-reduction efforts will result in comparable ongoing structural savings in future periods, because (1) our overall sales productivity will increase, and (2) the efficiency of our various support functions will improve. Our support function costs are largely fixed within certain ranges of revenue; we plan to increase costs in future periods only as we experience step-increases over wider ranges of revenue growth.

RESULTS OF OPERATIONS

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
Net sales (in millions)	$1,569.7	$1,753.7	$1,785.4

Net sales	100.0%	100.0%	100.0%
Gross profit	11.8	12.3	12.3
Selling, general and administrative expenses	11.0	10.7	10.2
Special charges	0.8	0.1	—
Goodwill impairment	—	0.5	—
(Loss) income from operations	—	1.0	2.1

Net sales decreased in 2009 by $184.0 million, or 10.5%, compared to 2008 as increased Public Sector revenues were offset by a decline in revenue by both the SMB and Large Account segments. Overall gross profit margin in 2009 decreased from prior years’ levels primarily due to increased competitive pricing pressures. Cost reductions implemented by management contributed to the majority of the $14.1 million decrease in SG&A expenses, however, the $30 million decrease in gross profits in 2009 compared to 2008 outpaced the reduction in operating expenses.

The year-over-year decrease in operating margins in 2009 was attributable to the non-cash asset impairment, classified as a special charge, lower gross profit margins, and higher operating costs as a percentage of net sales. Please see Note 5 to our Consolidated Financial Statements of this report for further discussion of the asset impairment.

Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Years Ended December 31,
	2009	2008	2007
Business Segment
SMB	48%	52%	54%
Large Account	27	27	29
Public Sector	25	21	17

Total	100%	100%	100%

Product Mix
Notebooks and PDAs	15%	15%	16%
Software	14	13	13
Video, Imaging and Sound	14	15	14
Desktop/Servers	13	13	14
Net/Com Products	11	10	8
Printers and Printer Supplies	8	9	10
Storage Devices	8	9	9
Memory and System Enhancements	4	4	5
Accessories/Other	13	12	11

Total	100%	100%	100%

We experienced year-over-year sales declines in 2009 in all product categories due to the weakened economy and the decline in IT spending. Sales of enterprise server and networking products (included in the above product mix) were 38.1%, 35.4%, and 32.4% of net sales for the years ended December 31, 2009, 2008, and 2007, respectively. We believe that our customers will continue to increase their demand for total IT solution products, and as a result, we expect to invest further in such enterprise and networking businesses, including the addition of TSSs who assist sales representatives in IT solution sales.

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2009	2008	2007
Segment
SMB	13.5%	13.9%	13.4%
Large Account	10.3	11.0	11.2
Public Sector	10.0	9.6	10.5
Total	11.8%	12.3%	12.3%

Consolidated gross profit dollars decreased in 2009 by $30.0 million compared to 2008 due to lower gross profit margins as well as the decline in net sales in our SMB and Large Account segments. Gross profit margins declined year over year in 2009 due to greater competitive pricing pressures and increased Public Sector sales that generally have lower invoice product margins compared to business customers.

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

Years Ended December 31,
2009	2008	2007
0.75%	0.69%	0.65%

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2009	2008	2007
Personnel costs	$115.4	$124.0	$121.4
Advertising	17.1	19.5	19.9
Facilities operations	8.9	9.5	9.1
Credit card fees	6.8	7.7	8.0
Depreciation and amortization	6.8	7.0	6.8
Professional fees	7.6	8.1	5.4
Bad debts	1.9	1.7	1.0
Other—net	8.2	9.2	10.0

Total	$172.7	$186.7	$181.6

Percentage of net sales	11.0%	10.7%	10.2%

Personnel costs decreased year over year in 2009 due to lower variable compensation associated with reduced gross profits, as well as headcount reductions implemented in the third quarter of 2008 and the first quarter of 2009. Advertising and credit card fees tend to vary with changing sales levels. Bad debt expense increased slightly despite lower sales due to the overall decline in the economy. Other – net expenses, which include telephone, supplies, and business insurance costs, have decreased over the last three years due to cost-saving initiatives implemented in late 2008 and early 2009.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales decreased 10.5% to $1,569.7 million in 2009 from $1,753.7 million in 2008 due to decreases in the SMB and Large Account segments. Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$752.5	47.9%	$919.1	52.4%	(18.1)%
Large Account	427.9	27.3	475.3	27.1	(10.0)
Public Sector	389.3	24.8	359.3	20.5	8.3

Total	$1,569.7	100.0%	$1,753.7	100.0%	(10.5)%

Gross Profit:
SMB	$101.9	13.5%	$128.0	13.9%	(20.4)%
Large Account	44.0	10.3	52.5	11.0	(16.2)
Public Sector	38.9	10.0	34.3	9.6	13.4

Total	$184.8	11.8%	$214.8	12.3%	(14.0)%

•

Net sales for the SMB segment decreased year over year in 2009 across all product and customer sectors. Corporate and consumer sales declined year over year in 2009 by 19% and 11%, respectively, reflecting widespread softness in IT demand experienced in the first three quarters of 2009. Average annualized sales productivity (annual net sales divided by a five-quarter average of the sales representative headcount) decreased by only 3% year over year in 2009 compared to 2008 due to lower sales volume, partially offset by reduced numbers of sales representatives in 2009. Sales representatives for our SMB segment totaled 357 at December 31, 2009, compared to 453 at December 31, 2008. We reduced headcount in 2009 to better align expenses with lower sales volumes.

•

Net sales for the Large Account segment decreased year over year in 2009 as large enterprises reduced their IT spending in reaction to the global economic volatility. Average annualized sales productivity decreased year over year by 5% in 2009 consistent with the year-over-year decline in revenues. Sales representatives for our Large Account segment totaled 92 at December 31, 2009, compared to 94 at December 31, 2008.

•

Net sales for the Public Sector segment increased year over year in 2009 primarily due to increased sales made under existing federal government contracts. Average annualized sales productivity in 2009 decreased by 6% year over year largely due to the hiring of sales representatives in late 2008 at a new sales site. Sales representatives for our Public Sector segment totaled 140 at December 31, 2009, compared to 165 at December 31, 2008.

Gross profit decreased in dollars and as a percentage of net sales in 2009 compared to 2008 as shown by the following:

•

Gross profit for the SMB segment decreased year over year in 2009 due to declines in both net sales and gross profit margin. We attribute the year-over-year decrease in gross profit margin to competitive pricing pressures, offset partially by additional vendor consideration as a percentage of net sales in 2009 compared to the prior year.

•

Gross profit for the Large Account segment decreased year over year in both dollars and as a percentage of net sales. The decline in gross profit margins was attributable to lower product and freight margins, which were both impacted adversely by competitive pricing pressures.

•

Gross profit for the Public Sector segment increased in 2009 in dollars and as a percentage of net sales compared to 2008. We attribute the increased gross profit margins to lower shipping costs that more than offset decreased invoice product margins in 2009 compared to 2008.

Selling, general and administrative expenses decreased in dollars overall but increased as a percentage of net sales in 2009 compared to 2008.

SG&A expenses attributable to our operating segments, including Headquarters/Other group expenses allocated to segments, and remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$94.0	12.5%	$110.2	12.0%	(14.7)%
Large Account	28.5	6.7	30.3	6.4	(5.9)
Public Sector	38.2	9.8	35.0	9.7	9.1
Headquarters/Other, unallocated	12.0		11.2		7.1

Total	$172.7	11.0%	$186.7	10.6%	(7.5)%

•

SG&A expenses for the SMB segment in 2009 increased as a percent of net sales but decreased year over year in dollars due to decreases in personnel expense, advertising expense, and credit card fees compared to 2008. The decline in personnel expense was attributable to headcount reductions and lower variable compensation associated with lower gross profits in 2009 compared to 2008. Credit card fees vary directly with the level of sales and therefore declined accordingly with sales in 2009. Advertising expense declined due to reduced catalog circulation in 2009 compared to 2008. SG&A expense also declined due to decreased usage of corporate headquarters functions, given the lower sales levels in 2009. SG&A expense as a percentage of net sales increased due to the decrease in net sales.

•

SG&A expenses for the Large Account segment in 2009 decreased in dollars but increased as a percentage of net sales compared to the prior year period. We attribute the decrease in the dollar amount of SG&A expense to lower headcount and reduced variable compensation associated with decreased gross profits in 2009 compared to the prior year period.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales in 2009 compared to the prior year period. The year-over-year dollar increase was attributable to additional usage of centralized headquarter functions compared to the prior year, as well as headcount added at a new sales facility in the fourth quarter of 2008.

•

Unallocated SG&A expenses for the Headquarters/Other group increased in dollars year over year due to higher fiduciary costs in 2009 compared to the prior year. As discussed in Note 15, “Segment and Related Disclosures” to the Consolidated Financial Statements, the Headquarters/Other group provides services to the three reportable operating segments in areas such as finance, human resources, information technology, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. Certain headquarters costs relating to executive oversight and other fiduciary functions are not allocated to the operating segments and are included in this group’s unallocated expenses.

Special charges totaled $12.8 million in 2009 and consisted of a non-cash asset write-off of $11.6 million and $1.2 million of workforce reduction and management restructuring charges. We recognized the asset write-off after we determined to stop further development of an internally developed CRM software module. The asset write-off represented the capitalized costs of the CRM module, and as a result, the charge had no impact on our cash flows. Management is evaluating alternative solutions to the internally developed CRM software and is considering future implementation solutions, including purchased software. We recorded $1.4 million of special charges in 2008 related to workforce reduction and management restructuring charges.

Goodwill impairment charges totaling $8.8 million, $5.4 million net of taxes, were recorded in the year ended December 31, 2008. We did not record any goodwill impairment charges in 2009. As discussed in Note 2, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report, the 2008 non-cash impairment charges represented the entire goodwill balances carried by our SMB and Public Sector segments. At January 1, 2010, the most recent measurement date, the estimated fair value of the Large Account reporting unit substantially exceeded the carrying value of that unit.

Loss from operations for the year ended December 31, 2009 was $0.7 million, compared to operating income of $17.9 million for the year ended December 31, 2008. Loss from operations as a percentage of net sales was essentially zero in 2009 compared to income from operations of 1.0% as a percentage of net sales in 2008. Our operating loss in 2009 was largely attributable to the significant decline in sales and the special charges incurred in that period.

As discussed above, we incurred in 2009 an $11.6 million charge related to the write-off of an internally developed CRM module, and in 2008 we incurred an $8.8 million goodwill impairment charge, which represented the entire goodwill balances held by two operating segments. We do not expect in the foreseeable future to develop internally any software project similar in size to the CRM software module, and as a result, believe it unlikely that we would recognize a significant asset impairment in future financial statements. In Item 1A “Risk Factors” of this Annual Report on Form 10-K, we discuss the impact of a goodwill impairment on our operating results. We do not expect in the foreseeable future to incur a goodwill impairment charge. We believe that the presentation of our operating results excluding the asset and goodwill impairments would be useful to investors because they allow for greater transparency, facilitate comparisons to prior periods, and assist them in forecasting our future performance, because investors typically exclude items we believe to be outside of normal operating results. Such pro forma presentation would not be in accordance with generally accepted accounting principles, or GAAP; however, we use non-GAAP measures to evaluate financial performance against planned amounts, to calculate incentive compensation, and to assist in forecasting future performance. The table below presents our 2009 and 2008 operating results excluding the two impairments and reconciling the pro forma results to our financial statements (dollars in millions):

	Years Ended December 31,
	2009	2008
GAAP operating (loss) income	$(0.7)	$17.9
Impairment charges (pre-tax):
Asset impairment	11.6	—
Goodwill impairment	—	8.8

Non-GAAP operating income	$10.9	$26.7

Interest expense was $0.5 million in 2009 compared to $0.7 million in 2008. Interest expense decreased in 2009 due to lower borrowing levels in 2009 compared to the prior year, as well as reduced interest expense associated with our capital lease in 2009 compared to 2008. Interest and other income was $0.5 million in 2009 compared to $0.8 million in 2008. Interest and other income decreased year over year despite higher cash balances maintained in 2009 compared to 2008 due to lower interest rates received on such balances in 2009 compared to the prior year.

Our effective tax rate for 2009, which reflected a tax provision despite a pre-tax loss, was 80.5% compared to 42.4% for 2008. Our tax rate in 2009 was unfavorably affected by separate company state income taxes and non-deductible expenses. Our effective tax rate in 2008 reflects increased state tax expense associated with filing in additional states in 2008 as a result of our business expansion, as well as a reduction in state credit carryforwards in that year. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We anticipate that our effective tax rate will be in the range of 40% to 42% in 2010.

Net loss in 2009 was $1.2 million compared to net income of $10.4 million in 2008, primarily due to the lower sales volumes and higher impairment charges experienced in 2009.

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

SG&A expenses attributable to our operating segments, including Headquarters/Other group expenses allocated to segments, and remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$110.2	12.0%	$105.0	10.9%	5.0%
Large Account	30.3	6.4	29.0	5.6	4.5
Public Sector	35.0	9.7	30.6	10.0	14.4
Headquarters/Other, unallocated	11.2		17.0

Total	$186.7	10.6%	$181.6	10.2%	2.8%

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

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales compared to the prior year period. Additional usage of centralized headquarter services was offset by reduced variable compensation associated with lower gross margins in 2008 compared to the prior year period.

•

SG&A expenses for the Public Sector segment increased in dollars but decreased as a percentage of net sales in 2008 due to the leveraging of such expenses over a larger sales base. The year-over-year dollar increase was attributable to additional usage of centralized headquarter services and incremental variable compensation associated with higher gross profit dollars in 2008 compared to the prior year.

•

Unallocated SG&A expenses for the Headquarters/Other group decreased in dollars year over year as increased usage by the operating segments offset increased investments in information technology systems, annual merit increases, and higher share-based compensation expense in 2008 compared to the prior year. As discussed in Note 15, “Segment and Related Disclosures” to the Consolidated Financial Statements, the Headquarters/Other group provides services to the three reportable operating segments in areas such as finance, human resources, information technology, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. Certain headquarters costs relating to fiduciary and executive oversight functions are not allocated to the operating segments and are included in this group’s unallocated expenses.

Goodwill impairment charges totaling $8.8 million, $5.4 million net of taxes, were recorded in the year ended December 31, 2008. We did not record any impairment charges in 2007. As discussed in Note 2, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report, the 2008 non-cash impairment charges represented the entire goodwill balances carried by our SMB and Public Sector segments. Goodwill impairment, pre-tax by segment, for the year ended December 31, 2008 is summarized below (dollars in millions):

2008
Public Sector	$7.6
SMB	1.2

Total	$8.8

Special charges totaled $1.4 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively. Such charges related to workforce reductions and management restructuring charges.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for 2010 to consist primarily of capital expenditures, excluding any expenditures on new IT systems, of $5.0 to $6.0 million and payments on capital and contractual obligations of approximately $3.8 million. In July 2009 we began a comprehensive review and assessment of our entire business software needs, following the write-off of an uncompleted internally-developed CRM software module. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not yet finalized any decisions regarding whether or to what extent new software will be acquired and implemented, such a project, if fully implemented, could exceed $20 million over a five year period.

We expect to meet our cash requirements for 2010 through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2009, we had approximately $46.3 million in unrestricted accounts.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of December 31, 2009, no borrowings were outstanding against our $50.0 million bank line of credit which is available through October 2012. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate needing any additional sources of financing to fund our operations, if demand for IT products continues to decline, our cash flows from operations may be substantially affected. See also related risks listed above under “Item 1A. Risk Factors.”

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$5.7	$45.2	$0.4
Net cash used for investing activities	(5.6)	(10.3)	(7.0)
Net cash (used for) provided by financing activities	(0.8)	(1.6)	2.8

(Decrease) increase in cash and cash equivalents	$(0.7)	$33.3	$(3.8)

Cash provided by operating activities decreased by $39.5 million in 2009 compared to the prior year. Operating cash flow in 2009 resulted primarily from net income before non-cash asset impairment and depreciation, as well as an increase in accounts payable, offset by increases in accounts receivable and inventory. Accounts receivable increased by $32.2 million in 2009 from the prior year-end level due to an increase in days sales outstanding, or DSO’s, and higher sales in the fourth quarter of 2009 compared to the prior year period. DSO’s increased to 47 days at December 31, 2009, compared to 45 days at December 31, 2008, as a result of increased sales in 2009 to public sector customers, who generally have longer payment terms compared to our corporate customers. Inventory increased year over year by $6.6 million in 2009, which we attribute to increased inventory in-transit from our vendors associated with higher sales levels in the fourth quarter of 2009 compared to the prior year period. However, inventory turns improved to 24 turns at December 31, 2009, compared to 20 turns at December 31, 2008. Cash flow provided by operations for the year ended December 31, 2008, resulted primarily from net income before non-cash goodwill impairment and depreciation, as well as decreases in accounts receivables and inventory, offset by an increase in accounts payable. Cash flow provided by operations for the year ended December 31, 2007, resulted primarily from net income before depreciation and an increase in accrued expenses, offset by increases in accounts receivable and inventory.

At December 31, 2009, we had $125.1 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $11.4 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $4.7 million in 2009 compared to 2008. These activities consist of capital expenditures in the three years presented, primarily for computer equipment and capitalized internally-developed software, offset by proceeds from the sale of disposed capital assets.

Cash used for financing activities decreased year over year by $0.8 million in 2009 primarily due to reduced purchases of treasury shares. We repurchased 78,278 shares at a total cost of $0.4 million in 2009 (an average price of $4.51 per share). In addition, we withheld 14,549 shares, having an aggregate fair value of $0.1 million, upon the vesting of stock awards to satisfy related employee tax obligations during the year ended December 31, 2009. These repurchases were placed in treasury and are available for future equity grants or retirement. Cash used by financing activities in 2008 related primarily to the purchase of treasury stock and the repayment of capital lease obligations. We repurchased 195,994 shares at a total cost of $1.4 million and withheld 14,852 shares, having an aggregate fair value of $0.1 million, to satisfy related employee tax obligations in 2008. Cash provided by financing activities in 2007 related primarily to proceeds of $2.9 million from option exercises in 2007.

Debt Instruments, Contractual Agreements, and Related Covenants

Below is a summary of certain provisions of our credit facilities and other contractual obligations. For more information about the restrictive covenants in our debt instruments and inventory financing agreements, see “Factors Affecting Sources of Liquidity” below. For more information about our obligations, commitments, and contingencies, see our consolidated financial statements and the accompanying notes included in this annual report.

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at December 31, 2009). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations.

Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At December 31, 2009, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $11.4 million as of December 31, 2009, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Standby Letter of Credit. We issued a standby letter of credit for $1.0 million in December 2009 to guarantee a rebate payment to a customer on a January 2010 sales transaction. We made the rebate payment in January 2010, thereby settling the obligation, and accordingly requested that the bank cancel the letter of credit.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2009 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations (1)	$4,462	$1,139	$2,278	$1,045	—
Operating lease obligations (2)	4,858	2,305	1,940	451	162
Sports marketing commitments	1,234	379	560	295	—

Total	$10,554	$3,823	$4,778	$1,791	$162

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.
(2)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $3.5 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above. See Note 11 to the Consolidated Financial Statements for a discussion on income taxes.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility in the fourth quarter of 2009, and accordingly the funded debt ratio did not limit potential borrowings at December 31, 2009. Future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007. Such amount was calculated at December 31, 2009, as $173.0 million, whereas our actual consolidated stockholders’ equity at this date was $235.3 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of December 31, 2009, the entire $50.0 million facility was available for borrowing.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as credits to accrued expenses. At December 31, 2009, we recorded sales reserves of $1.9 million and $0.3 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2008, we recorded sales reserves of $2.1 million and $0.4 million as components of accounts receivable and accrued expenses, respectively.

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

Revenue for third-party service contracts is recorded on a net sales recognition basis because we do not assume the risks and rewards of ownership in these transactions. For such contracts, we evaluate whether the sales of such services should be recorded as gross sales or net sales. Under gross sales recognition, we are the primary obligor, and the entire selling process is recorded in sales with our cost to the third-party service provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third-party service provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the gross profit as the reported net sale for the transaction.

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

Net amounts included in revenue for such third-party service contracts and agency sales transactions were $12.3 million, $13.3 million, and $14.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Although service revenues represent a small percentage of our consolidated revenues, we offer a growing range of services, including installation, configuration, repair, and other services performed by our personnel and third-party providers. If a service is performed in conjunction with the delivery of hardware, software, or another service, then we determine whether an item included in such multiple-element arrangements constitutes a separate deliverable.

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

In addition to accounts receivable from customers, we record receivables from our vendors/suppliers for cooperative advertising, price protection, supplier reimbursements, rebates, and other similar arrangements. A portion of such receivables is estimated based on information available from our vendors at discrete points in time. While such estimates have historically approximated actual cash received, a change in estimates could give rise to a reduction in the receivable. This could negatively impact our earnings and our cash flows.

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of operations.

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. We also receive vendor co-op advertising funding for our catalogs and other programs. Vendors have the ability to place advertisements in the catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expense on the consolidated statements of operations. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and as a result, we classify substantially all vendor allowances as a reduction of cost of inventory purchases rather than a reduction of advertising expense. The level of allowances received from certain merchandise vendors has declined in past years and may do so again. Such a decline could have a material impact on gross margin and operating income.

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-salable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our obsolescence charges have historically ranged between $5.5 million and $7.0 million per annum. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

Contingencies

From time to time we are subject to potential claims and assessments from third parties. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria found under U.S. GAAP. We are also subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A multi-state unclaimed property audit is currently in progress, and certain sales tax audits may be imminent. While management believes that known liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Additional liabilities could be asserted, and such outcome could have a material negative impact on our results of operations and financial condition.

Value of Goodwill and Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles, and goodwill. An impairment review is undertaken on (1) an annual basis for assets such as goodwill and indefinite lived intangible assets; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows emanating from such assets may be diminished. We have historically reviewed the carrying value of all these assets based partly on our projections of anticipated cash flows – projections which are, in part, dependent upon anticipated market conditions, operational performance, and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

We recorded a non-cash goodwill impairment charge of $8.8 million in the year ended December 31, 2008 to write-off the entire goodwill balances held by the SMB and Public Sector segments. Our Large Account segment which is the only reporting unit with goodwill remaining, however, continues to carry $49.3 million of goodwill and other intangible assets. While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying value of those remaining assets in our Large Account segment.

We completed our annual goodwill and indefinite lived trademark impairment test on the first day of 2010 and determined that the fair value of our Large Account reporting unit substantially exceeded its carrying value, and as a result, no impairment resulted. We determine the fair values of our reporting units by preparing a discounted cash flow analysis using forward looking projections of each unit’s future operating results. The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends. The discount rate used is a “market participant” weighted average cost of capital (“WAAC”). At our annual testing as of January 1, 2010, we used a WAAC rate of 13.5% and estimated terminal growth rate at 5% and working capital requirements at 7.5% of revenues.

Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that such services are performed in our consolidated financial statements (as further described in Note 10 to our Consolidated Financial Statements). Stock-based compensation includes an estimate of forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates.

Income Taxes

We recognize deferred income tax assets and liabilities for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. We account for uncertain tax positions based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board issued guidance to amend the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We expect to adopt the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. We have not yet determined the effect that adoption of this new guidance will have on our financial statements.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. No borrowings were outstanding pursuant to the credit agreement as of December 31, 2009, and our average outstanding borrowing during 2009 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2009. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2010

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 4 of Part I hereof and “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Board Committees—Audit Committee” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 26, 2010 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2009. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Item 11.	Executive Compensation

The information included under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

(3)	Supplementary Data

Not applicable.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.2(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.

3.4(19)	Amended and Restated Bylaws of Registrant.

4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.

9.1(1)	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.

10.1(1)	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.

10.2(5)	1997 Amended and Restated Stock Incentive Plan.

10.3(27)	2007 Amended and Restated Stock Incentive Plan.

10.4(27)	Amended and Restated 1997 Employee Stock Purchase Plan.

10.5(17)	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.

10.6(17)	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.

10.7(17)	Form of Restricted Stock Agreement for 2007 Stock Incentive Plan.

10.8(12)	PC Connection, Inc. Discretionary Bonus Plan.

10.9(25)	Executive Bonus Plan.

10.10(1)	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.

10.11(21)	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.

10.12(21)	Severance Agreement, dated as of October 9, 2001, between the Registrant and Bradley Mousseau.

10.13(23)	Separation Agreement, dated October 14, 2008, by and between the Registrant and David Beffa-Negrini.

10.14(28)	Employment Agreement, dated February 1, 2010, by and between the Registrant and John A. Polizzi.

10.15(8)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.16(8)	Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.17(8)	Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

Exhibits
10.18(8)	Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

10.19(13)	Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.20(13)	Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.21(29)	Second Amended and Restated Credit and Security Agreement, dated June 29, 2005, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., Merrimack Services Corporation, PC Connection Sales Corporation, PC Connection Sales of Massachusetts, Inc., and MoreDirect, Inc., each as guarantors.

10.22(18)	Third Amendment, dated October 15, 2007, to the Second Amended and Restated Credit and Security Agreement by and among the Registrant and certain subsidiary guarantors, and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts, as lender and agent.

10.23(11)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.

10.24(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.

10.25(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.26(26)	Amendment No. 2 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.27(22)	Lease between the Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located at Merrimack, New Hampshire.

10.28(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 27, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.

10.29(4)	Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.30(7)	Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.31(10)	Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.32(15)	Sixth Amendment, dated October 26, 2006, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.33(26)	Seventh Amendment, dated January 28, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

Exhibits
10.34	Eighth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.35	Ninth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.36(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.

10.37(6)	First Amendment, dated June 19, 2001, to the Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and Merrimack Services Corporation for property located at Old State Route 73, Wilmington, Ohio.

10.38(8)	Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.39(13)	Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.40	Fourth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.41	Fifth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.42(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.

10.43(4)	First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.44(4)	Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.45(4)	Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.46(7)	Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.47(13)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.48(24)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

Exhibits
10.49(4)	Lease between Merrimack Services Corporation and Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.

10.50(14)	First Amendment, dated April 21, 2006, to the Lease Agreement between Merrimack Services Corporation and Whatman, Inc. successor-by-merger to Schleicher & Schuell, Inc., dated November 16, 2000, for property located at 10 Optical Avenue, Keene, New Hampshire.

10.51(20)	Second Amendment, dated January 31, 2008, to the Lease Agreement between Merrimack Services Corporation and East Keene RE LLC, successor-in-interest to Whatman, Inc., dated November 16, 2006, for property located at 10 Optical Avenue, Keene, New Hampshire.

10.52(9)	Fifth Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.53(20)	Sixth Amendment, dated February 29, 2008, to the Lease Agreement between Merrimack Services Corporation and RFP Lincoln 293, LLC, assignee of the leasehold interest of Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.54(10)	Lease between MoreDirect, Inc. and Boca Technology Center, LLC, dated February 14, 2005, for property located in Boca Raton, Florida.

10.55(16)	Release and Settlement Agreement, dated December 1, 2006, by and between the United States of America and GovConnection, Inc.

10.56	Summary of Compensation for Executive Officers.

10.57	Summary of Compensation for Non-Employee Directors.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(6)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.

(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(9)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(10)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2006.
(11)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(12)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 30, 2005.
(13)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(14)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2006.
(15)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
(16)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 7, 2006.
(17)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 10, 2007.
(18)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 13, 2007.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(20)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 14, 2008.
(21)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 12, 2008.
(22)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2008.
(23)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 17, 2008.
(24)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2008.
(25)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 10, 2008.
(26)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 16, 2009.
(27)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 30, 2009.
(28)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 29, 2010.
(29)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 8, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.

Date: March 15, 2010	By:	/s/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PATRICIA GALLUP Patricia Gallup	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2010

/s/ JACK FERGUSON Jack Ferguson	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010

/s/ JOSEPH BAUTE Joseph Baute	Director	March 15, 2010

/s/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 15, 2010

Barbara Duckett	Director

/s/ DAVID HALL David Hall	Director	March 15, 2010

/s/ DONALD WEATHERSON Donald Weatherson	Director	March 15, 2010

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2010

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$46,297	$47,003
Accounts receivable, net	218,095	185,885
Inventories	67,391	60,813
Deferred income taxes	3,386	4,244
Income taxes receivable	935	1,448
Prepaid expenses and other current assets	2,750	3,626

Total current assets	338,854	303,019
Property and equipment, net	12,420	24,483
Goodwill	48,060	48,060
Other intangibles, net	1,279	2,220
Other assets	482	385

Total Assets	$401,095	$378,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$780	$699
Accounts payable	125,120	101,783
Accrued expenses and other liabilities	20,441	19,993
Accrued payroll	8,843	6,337

Total current liabilities	155,184	128,812
Capital lease obligation to affiliate, less current maturities	2,830	3,610
Deferred income taxes	3,849	6,183
Other liabilities	3,966	4,238

Total Liabilities	165,829	142,843

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 27,375 and 27,326 issued, 26,848 and 26,834 outstanding at December 31, 2009 and 2008, respectively	274	273
Additional paid-in capital	97,213	95,997
Retained earnings	141,114	142,336
Treasury stock at cost, 527 and 492 shares at December 31, 2009 and 2008, respectively	(3,335)	(3,282)

Total Stockholders’ Equity	235,266	235,324

Total Liabilities and Stockholders’ Equity	$401,095	$378,167

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net sales	$1,569,656	$1,753,680	$1,785,379
Cost of sales	1,384,860	1,538,836	1,566,409

Gross profit	184,796	214,844	218,970
Selling, general and administrative expenses	172,654	186,728	181,640
Special charges	12,826	1,431	541
Goodwill impairment	—	8,807	—

(Loss) income from operations	(684)	17,878	36,789
Interest expense	(517)	(681)	(932)
Other, net	524	811	764

(Loss) income before taxes	(677)	18,008	36,621

Income tax provision	(545)	(7,642)	(13,626)

Net (loss) income	$(1,222)	$10,366	$22,995

(Loss) earnings per common share:
Basic	$(0.05)	$0.39	$0.86

Diluted	$(0.05)	$0.39	$0.85

Shares used in computation of (loss) earnings per common share:
Basic	26,833	26,828	26,785

Diluted	26,833	26,896	27,024

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2007	26,862	$269	$89,537	$109,321	(352)	$(2,223)	$196,904

Cumulative effect of change in accounting principle	—	—	—	(346)	—	—	(346)
Issuance of common stock under stock incentive plans, including income tax benefits	364	4	3,880	—	—	—	3,884
Issuance of common stock under Employee Stock Purchase Plan	26	—	294	—	—	—	294
Stock-based compensation expense	—	—	579	—	—	—	579
Nonvested stock awards	—	—	(158)	—	25	158	—
Net income and comprehensive income	—	—	—	22,995	—	—	22,995

Balance—December 31, 2007	27,252	273	94,132	131,970	(327)	(2,065)	224,310

Issuance of common stock under stock incentive plans, including income tax deficiencies	33	—	105	—	—	—	105
Issuance of common stock under Employee Stock Purchase Plan	41	—	257	—	—	—	257
Stock-based compensation expense	—	—	1,823	—	—	—	1,823
Nonvested stock awards	—	—	(320)	—	46	320	—
Repurchase of common stock for Treasury	—	—	—	—	(211)	(1,537)	(1,537)
Net income and comprehensive income	—	—	—	10,366	—	—	10,366

Balance—December 31, 2008	27,326	273	95,997	142,336	(492)	(3,282)	235,324

Issuance of common stock under Employee Stock Purchase Plan	49	1	274	—	—	—	275
Stock-based compensation expense	—	—	1,420	—	—	—	1,420
Nonvested stock awards	—	—	(372)	—	58	372	—
Repurchase of common stock for Treasury	—	—	—	—	(93)	(425)	(425)
Tax shortfall from stock-based compensation	—	—	(106)	—	—	—	(106)
Net loss and comprehensive loss	—	—	—	(1,222)	—	—	(1,222)

Balance—December 31, 2009	27,375	$274	$97,213	$141,114	(527)	$(3,335)	$235,266

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(1,222)	$10,366	$22,995
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash portion of special charges	11,625	—	—
Goodwill impairment	—	8,807	—
Depreciation and amortization	6,796	6,965	6,781
Provision for doubtful accounts	2,354	2,277	1,587
Deferred income taxes	(1,476)	(639)	670
Stock-based compensation expense	1,420	1,823	579
Loss on disposal of fixed assets	16	614	68
Income tax (deficiency) benefit from stock-based compensation	(106)	(98)	974
Excess tax benefit from exercise of stock options	—	(3)	(447)
Changes in assets and liabilities:
Accounts receivable	(34,564)	14,054	(33,581)
Inventories	(6,578)	15,277	(6,683)
Prepaid expenses and other current assets	1,389	(407)	(158)
Other non-current assets	(97)	(67)	37
Accounts payable	23,471	(9,191)	163
Accrued expenses and other liabilities	2,682	(4,623)	7,448

Net cash provided by operating activities	5,710	45,155	433

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,569)	(10,370)	(7,066)
Proceeds from sale of property and equipment	2	44	—

Net cash used for investing activities	(5,567)	(10,326)	(7,066)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	22,401	37,343	53,280
Repayment of short-term borrowings	(22,401)	(37,343)	(53,280)
Repayment of capital lease obligations to affiliate	(699)	(527)	(859)
Purchase of treasury shares	(425)	(1,537)	—
Issuance of stock under Employee Stock Purchase Plan	275	257	294
Exercise of stock options	—	203	2,910
Net share settlement obligation	—	34	—
Excess tax benefit from exercise of stock options	—	3	447

Net cash (used for) provided by financing activities	(849)	(1,567)	2,792

(Decrease) increase in cash and cash equivalents	(706)	33,262	(3,841)
Cash and cash equivalents, beginning of period	47,003	13,741	17,582

Cash and cash equivalents, end of period	$46,297	$47,003	$13,741

Non-cash Financing Activity:

Issuance of nonvested stock from treasury	$372	$320	$158

Supplemental Cash Flow Information:
Income taxes paid	$1,551	$10,083	$9,688
Interest paid	456	581	779

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a leading direct marketer of a wide range of information technology, or IT, products and services—including computer systems, software and peripheral equipment, networking communications, warranty, configuration and other services, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We operate through three primary business segments: (1) consumers and small- to medium-sized businesses, or SMB, through our PC Connection Sales subsidiaries, (2) large enterprise customers, or Large Account, through our MoreDirect subsidiary, and (3) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as credits to accrued expenses. At December 31, 2009, we recorded sales reserves of $1,857 and $309 as components of accounts receivable and accrued expenses, respectively. At December 31, 2008, we recorded sales reserves of $2,128 and $404 as components of accounts receivable and accrued expenses, respectively.

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

Revenue for third-party service contracts is recorded on a net sales recognition basis because we do not assume the risks and rewards of ownership in these transactions. For such contracts, we evaluate whether the sales of such services should be recorded as gross sales or net sales. Under gross sales recognition, we are the primary obligor, and the entire selling process is recorded in sales with our cost to the third-party service provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third-party service provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the gross profit as the reported net sale for the transaction.

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

Net amounts included in revenue for such third-party service contracts and agency sales transactions were $12,337, $13,250, and $14,332 for the years ended December 31, 2009, 2008, and 2007, respectively.

Although service revenues represent a small percentage of our consolidated revenues, we offer a wide range of services, including installation, configuration, repair, and other services performed by our personnel and third-party providers. If a service is performed in conjunction with the delivery of hardware, software, or another service, then we determine whether an item included in such multiple-element arrangements constitutes a separate deliverable.

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

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other operating expenses of our distribution center are included in selling, general and administrative (“SG&A”) expenses. Total direct operating expenses relating to these functions included in SG&A expenses for the three years ended December 31, 2009 are shown below:

Years Ended December 31,
2009	2008	2007
$11,798	$12,125	$11,529

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $3,475 and $2,684 at December 31, 2009 and 2008, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer creditworthiness. We maintain an allowance for estimated doubtful accounts based on our historical experience and the customer credit issues identified. Our customers do not post collateral for open accounts receivable. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure.

Inventories

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

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and as a result, we classify substantially all vendor consideration as a reduction of cost of sales or inventory rather than a reduction of advertising expense. Advertising expense, which is classified as a component of SG&A expenses, totaled $17,126, $19,470, and $19,853, for the years ended December 31, 2009, 2008, and 2007, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for financial reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software, is capitalized and amortized over lives ranging from three to five years. Depreciation is provided using the straight-line method. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives.

When events or circumstances indicate a potential impairment, we evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. We recognize an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. We did not recognize any impairment of fixed assets in 2007 or 2008. However in the second quarter of 2009, we determined to stop further development on a customer relationship management (“CRM”) module of internally developed software. We further determined that we would not realize any future cash flows from this CRM software module. As a result, we recognized a special charge of $11,681 in our operating results for the year ended December 31, 2009, which consisted of a non-cash asset impairment write-off of $11,609 representing the CRM module’s capitalized cost and $72 in related restructuring costs. See Note 5-“Property, Plant, and Equipment” for further discussion.

Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill, which is not subject to amortization; (2) indefinite lived intangibles, which consist of certain trademarks that are not subject to amortization; and (3) amortizing intangibles, which consist of customer lists, which are being amortized over their useful lives.

Note 2 describes the annual impairment methodology that we employ on January 1 of each year in calculating the recoverability of goodwill. This same impairment test is performed at other times during the course of a year should an event occur which suggests that the recoverability of goodwill should be challenged. Non-amortizing intangibles are also subject to annual impairment tests and interim tests if conditions require. We performed an interim impairment review effective December 31, 2008, and found a potential impairment of the goodwill balances held by our SMB and Public Sector segments. As a result, we completed the prescribed second step to measure the amount of the impairment and determined that the carrying amounts of the two reporting units’ goodwill to be fully impaired. Accordingly, we recognized an impairment charge of $8,807, or $5,383 net of taxes, in our operating results for the year ended December 31, 2008.

We performed step-one of the annual impairment test required on the goodwill balance held by our Large Account reporting unit as of January 1, 2009 and 2010, and found that the fair value of the reporting unit exceeded its carrying value at both testing dates. Accordingly we did not perform the second step of the impairment test, and as a result, no impairment resulted for our Large Account reporting unit.

Recoverability of amortizing intangibles assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles, are written down to their respective fair values.

Income Taxes

We recognize deferred income tax assets and liabilities for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. We account for uncertain tax positions based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers’ financial condition are performed by management on a regular basis.

During the years ended December 31, 2009, 2008, and 2007, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 23%, 24%, and 24%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 15%, 17%, and 17% of our total product purchases in 2009, 2008, and 2007, respectively. Purchases from Synnex Corporation comprised 11%, 9%, and 9% of our total product purchases in 2009, 2008, and 2007, respectively. Purchases from Hewlett-Packard Company comprised 10%, 12%, and 14% of our total product purchases in 2009, 2008, and 2007, respectively. No other vendor supplied more than 10% of our total product purchases in 2009, 2008, and 2007.

No single customer other than the federal government accounted for more than 3% of total net sales in 2009, 2008, and 2007. Net sales to the federal government in 2009, 2008, and 2007 were $154,835, $134,836, and $98,543, or 9.9%, 7.7%, and 5.5% of total net sales, respectively.

Earnings Per Share

Basic (loss) earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock and nonvested stock, if dilutive. In periods of net loss, dilutive securities are antidilutive in calculating loss per share due to operating losses realized in the period and therefore are not included in the calculation.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	2009	2008	2007
Numerator:
Net (loss) income	$(1,222)	$10,366	$22,995

Denominator:
Denominator for basic (loss) earnings per share	26,833	26,828	26,785
Dilutive effect of employee equity awards	—	68	239

Denominator for diluted (loss) earnings per share	26,833	26,896	27,024

(Loss) earnings per share:
Basic	$(0.05)	$0.39	$0.86

Diluted	$(0.05)	$0.39	$0.85

For the years ended December 31, 2009, 2008, and 2007, the following unexercised stock options and other common stock equivalents were excluded from the computation of diluted (loss) earnings per share because the effect would have been anti-dilutive:

	2009	2008	2007
Anti-dilutive common stock equivalents	1,179	788	272

Stock-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that such services are performed in our consolidated financial statements (described in Note 10). Stock-based compensation includes an estimate of forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures experienced differ from these estimates.

Recently Issued Financial Accounting Standards

In October 2009, the Financial Accounting Standards Board issued guidance to amend the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We expect to adopt the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. We have not yet determined the effect that adoption of this new guidance will have on our financial statements.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in fair value. The impairment test is performed at a reporting unit level. We have identified four reporting units, consisting of our three operating segments and the Headquarters/Other group, which provides services in areas such as finance, human resources, information technology, and executive oversight functions (See Note 15). We perform the assessment annually as of January 1, and on an interim basis if potential impairment indicators arise, and determine the fair value of the reporting units using established income and market valuation approaches.

We completed our annual goodwill and indefinite lived trademark impairment tests on the first day of 2008 and 2007 and determined that the fair value of each reporting unit exceeded its carrying value, and as a result, no impairments resulted. During the fourth quarter of 2008, we experienced declines in our net sales and the quoted price of our company stock. We deemed these declines to be a triggering event as of December 31, 2008. We performed the first step of the impairment test as required and found that the fair values of the SMB and Public Sector reporting units were less than the respective carrying values and thus a potential impairment of goodwill existed for both reporting units. The fair value of the Large Account reporting unit, however, exceeded its carrying value, and as a result no impairment was indicated for this reporting unit. We proceeded to the second step of the impairment test to measure the amount, if any, of the impairment loss for the SMB and Public Sector reporting units. The second step of the impairment test compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of the goodwill exceeds the implied fair value, a loss is recognized to the extent of such excess. Under the second step, we found a zero implied fair value of goodwill for the SMB and Public Sector reporting units, and as a result, we recognized an impairment loss of $8,807, or $5,383 net of taxes, in our operating results for the year ended December 31, 2008.

We completed our annual goodwill and indefinite lived trademark impairment test on the first day of 2010 and determined that the fair value of our Large Account reporting unit exceeded its carrying value, and as a result, no impairment resulted.

We determine the fair values of our reporting units by preparing a discounted cash flow analysis using updated forward looking projections of each unit’s future operating results. The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends. The discount rate used is a “market participant” weighted average cost of capital (“WAAC”). For our annual testing as of January 1, 2010, we used a WAAC rate of 13.5% and estimated terminal growth rate at 5% and working capital requirements at 7.5% of revenues.

A roll forward of the carrying amount of goodwill for the two years ended December 31, 2009 by operating segment (and reporting unit) is as follows:

	SMB	Large Account	Public Sector	Total
Balance at January 1, 2008:
Goodwill	$1,173	$48,060	$7,634	$56,867
Accumulated impairment losses	—	—	—	—

	1,173	48,060	7,634	56,867
Impairment loss in 2008	(1,173)	—	(7,634)	(8,807)

Balance at December 31, 2008	—	48,060	—	48,060

Balance at December 31, 2009:
Goodwill	1,173	48,060	7,634	56,867
Accumulated impairment losses	(1,173)	—	(7,634)	(8,807)

Net balance	$—	$48,060	$—	$48,060

Intangible assets not subject to amortization consisted of trademarks of $1,190 at both December 31, 2009 and 2008. Intangible assets subject to amortization at December 31, 2009 consisted of customer lists of $89 (net of accumulated amortization of $5,130). Intangible assets subject to amortization at December 31, 2008 consisted of customer lists of $941 and a licensing agreement of $89 (net of accumulated amortization of $4,278 and $386, respectively). Amortization expense related to intangible assets is recorded on a straight-line basis. For the years ended December 31, 2009, 2008, and 2007, we recorded amortization expense of $941, $1,071, and $1,071, respectively.

The estimated amortization expense relating to customer lists will be $89 for the year ended December 31, 2010.

3.	FAIR VALUE

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

We measure our cash equivalents at fair value and are classified within Level 1 or Level 2 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices or alternative pricing source for identical assets. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of December 31, 2009 and 2008:

Fair Value Measurements at December 31, 2009 Using

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	12/31/09 Total Balance
Assets
Cash Equivalents:
Money market fund deposits	$30,021	$—	$—	$30,021

Fair Value Measurements at December 31, 2008 Using

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	12/31/08 Total Balance
Assets
Cash Equivalents:
Bank time deposits	$—	$10,094	$—	$10,094
Money market fund deposits	36,909	—	—	36,909

Total assets measured at fair value	36,909	$10,094	—	$47,003

As discussed in Note 5, we abandoned the development of a CRM software module in the year ended December 31, 2009. We wrote off the total amount capitalized of $11,609 as the fair value of the CRM software was deemed to be zero as there was no alternative use or salvage value. The measurement of the fair value of zero and resulting charge is considered a Level 3 input.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2009	2008
Trade	$201,507	$178,998
Advertising consideration	4,032	4,196
Vendor returns, rebates, and other	16,891	7,711
Due from employees	183	206
Due from affiliates	4	2

Total	222,617	191,113
Less allowances for:
Sales returns	1,857	2,128
Doubtful accounts	2,665	3,100

Accounts receivable, net	$218,095	$185,885

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2009	2008
Facilities and equipment under capital lease with affiliate	$7,215	$7,215
Leasehold improvements	7,610	7,436
Furniture and equipment	26,787	26,397
Computer software, including licenses and internally-developed software	35,040	42,324
Automobiles	229	215

Total	76,881	83,587
Less accumulated depreciation and amortization	64,461	59,104

Property and equipment, net	$12,420	$24,483

We recorded depreciation and amortization expense, including capital lease amortization, of $5,855, $5,894, and $5,710 for the years ended December 31, 2009, 2008, and 2007, respectively.

In June 2009, we determined to stop the further development of an internally developed CRM software module as a result of identified significant increases in the estimated costs to complete and significant extensions of delivery schedules. We further determined that we would not realize any future cash flows from this CRM module, and as a result, we recorded, as a special charge, a non-cash asset write-off of $11,609 representing the CRM module’s capitalized cost.

6.	SPECIAL CHARGES

In June 2009, we recorded a special charge of $11,681, which consisted of a non-cash asset write-off of $11,609 representing the write-off of the abandoned CRM software’s capitalized cost and $72 in related restructuring costs. See Note 5 for further discussion.

In 2009, 2008, and 2007, we recorded charges of $1,145, $1,431, and $541, respectively, related to workforce reduction and management restructuring costs, classified as workforce reductions and other in the table below.

A roll forward of liabilities related to special charges for the three years ended December 31, 2009 is shown below.

	Workforce Reductions & Other	Asset Write-Off	Total
Balance, January 1, 2007	$185	$—	$185

Charges	541	—	541
Cash Payments	(185)	—	(185)

Balance, December 31, 2007	541	—	541

Charges	1,431	—	1,431
Cash Payments	(708)	—	(708)

Balance, December 31, 2008	1,264	—	1,264

Charges	1,145	11,681	12,826
Adjustments	(16)	(11,609)	(11,625)
Cash Payments	(2,041)	(72)	(2,113)

Balance, December 31, 2009	$352	$—	$352

Non-cash special charges in 2009 totaled $11,625 and are reflected as an “adjustment” in the above roll forward. Liabilities at December 31, 2009 consist of $23 in accrued expenses and other liabilities, $312 of accrued payroll, and $17 of non-current other liabilities on the consolidated balance sheet. Liabilities at December 31, 2008 consist of $955 of accrued payroll and $309 of non-current other liabilities on the consolidated balance sheet.

7.	BANK BORROWINGS

We have a $50,000 credit facility collateralized by substantially all of our assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at December 31, 2009). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. We did not have any borrowings outstanding under the credit facility in the fourth quarter of 2009, and accordingly such financial ratio did not limit potential borrowings at December 31, 2009. Future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at December 31, 2009 and 2008, and accordingly the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

Certain information with respect to short-term borrowings was as follows:

Year ended December 31,	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
2009	3.3%	$20,509	$94
2008	6.9	9,687	167
2007	7.4	18,651	497

8.	TRADE CREDIT AGREEMENTS

At December 31, 2009 and 2008, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At December 31, 2009 and 2008, accounts payable included $11,406 and $13,499, respectively, owed to these financial institutions.

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

The net book value of capital lease assets was $1,884 and $2,365 as of December 31, 2009 and 2008, respectively.

Future aggregate minimum annual lease payments under the capital lease at December 31, 2009 are as follows:

Year Ending December 31	Payments
2010	$1,139
2011	1,139
2012	1,139
2013	1,045
2014 and thereafter	—

Total minimum payments (excluding taxes, maintenance, and insurance)	4,462
Less amount representing interest	852

Present value of minimum lease payments	3,610
Less current maturities (excluding interest)	780

Long-term portion	$2,830

10.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at 2009 and 2008.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit, however, limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts.

We repurchased an aggregate of 78 shares for $353 in 2009 and an aggregate of 196 shares for $1,449 in 2008. As of December 31, 2009, we had repurchased an aggregate of 637 shares for $4,087. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $8,198. We have issued nonvested shares from treasury stock and have reflected upon the vesting of such shares the net remaining balance of treasury stock on the consolidated balance sheet. In addition, we withheld 15 shares, having an aggregate fair value of $72, upon the vesting of nonvested stock to satisfy related employee tax obligations during the year ended December 31, 2009. Such transactions were recognized as a repurchase of common stock and returned to treasury but do not apply against authorized repurchase limits under our bank line agreement and Board of Directors’ authorization.

Equity Compensation Plan Descriptions

In November 1997 the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the terms of the 1997 Plan, we were authorized, for a ten-year period, to grant stock options, nonvested stock, and other stock-based awards. The 1997 Plan expired in November 2007. Under such plan, options to purchase 728 shares and 3 shares of nonvested stock remain outstanding as of December 31, 2009.

In 2007 the Board adopted and our stockholders approved the 2007 Stock Incentive Plan (the “Original 2007 Plan”). A total of 500 shares was authorized for issuance by stockholders under the Original 2007 Plan. In April 2009, the Board adopted an amendment to, and restatement of, the Original 2007 Plan to among other things, increase the number of shares of common stock reserved for issuance to 700 shares. Our shareholders approved the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”) in June 2009. Under the terms of the 2007 Plan, we are authorized, for a ten-year period, to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. In October 2009, the Board approved, subject to stockholder approval, amendments to our 2007 Plan that (i) increased from 700 to 900 the number of shares of common stock authorized for issuance under the 2007 Plan and (ii) increased the maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2007 Plan from 100 shares to 250 shares. In 2009, grants made under the 2007 Plan aggregated 199 shares, leaving 289 shares as eligible for issuance as of December 31, 2009, with 200 of those shares issuable subject to stockholder approval and certain other restrictions.

1997 Employee Stock Purchase Plan

In November 1997 the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of the six-month period. An aggregate of 938 shares of common stock has been reserved for issuance under the Purchase Plan, of which 788 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed.

In 2007, 2008, and 2009, we recorded share-based compensation costs as either a component of SG&A expenses or special charges related to management restructurings. In 2007 and 2008, we granted both stock options and nonvested stock, and in 2009, we granted only nonvested stock. Such awards vest over varying periods of up to four years and have contractual lives of ten years.

We employ the Black-Scholes option valuation model to assess the grant date fair value of each option grant and value each grant as a single award. The application of this model requires certain key input assumptions, including expected volatility, option term, and risk-free interest rates. Expected volatility is based on the historical volatility of our common stock. The expected term of options is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s expected average life. The key weighted-average assumptions we used to apply this pricing model for the years ended December 31, 2008, and 2007 were as follows:

	2008	2007
Risk-free interest rate	3.04%	4.55%
Volatility	57.89%	62.60%
Expected life of option grants	4.8 years	5.2 years
Dividend yield	0%	0%

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2009:

	2009	2008	2007
Stock options	$786	$883	$474
Nonvested shares	634	940	105

Pre-tax compensation expense	1,420	1,823	579
Tax benefit	(420)	(544)	(95)

Net effect on net income	$1,000	$1,279	$484

We have historically settled stock option exercises with newly issued common shares. The intrinsic value of options exercised in the years ended December 31, 2008 and 2007 was $83 and $2,873, respectively. No stock options were exercised in the year ended December 31, 2009.

The following table sets forth our stock option activity for the year ended December 31, 2009:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	986	$12.25
Forfeited	(30)	13.28
Expired	(40)	11.80

Outstanding, December 31, 2009	916	12.23	5.21	$249

Vested and expected to vest	887	12.31	5.12	$249

Exercisable, December 31, 2009	698	12.89	4.31	$246

The weighted-average grant date fair values of options granted in 2008 and 2007 were $4.49 and $7.65, respectively. Total exercisable options and their weighted average exercise price at December 31, 2008 were 578 shares at $13.72 per share. Unearned compensation cost related to the unvested portion of outstanding stock options as of December 31, 2009 was $755 and is expected to be recognized over a weighted-average period of approximately two years.

We have issued nonvested stock awards from treasury stock in each of the three years ended December 31, 2009. Recipients of nonvested stock possess the rights of stockholders, including voting rights and the right to receive dividends. We recognize expense associated with stock awards ratably over the respective vesting periods. The fair value of nonvested stock was determined using the end of day market value of our common stock on the grant date. The following table summarizes our nonvested shares activity as of December 31, 2009:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2009	184	$9.40
Awarded	199	4.51
Vested	(61)	9.52

Nonvested at December 31, 2009	322	$6.36

The weighted-average grant-date fair values of nonvested stock awards granted in 2008 and 2007 were $9.04 and $13.13, respectively. The total fair value of nonvested shares that vested in 2009, 2008, and 2007 were

$576, $416, and $33, respectively. Unearned compensation costs related to the nonvested portion of outstanding nonvested stock as of December 31, 2009 was $1,185 and is expected to be recognized over a weighted-average period of approximately three years.

11.	INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$1,519	$7,289	$11,027
State	502	1,104	935

Total current	2,021	8,393	11,962

Deferred:
Federal	(1,406)	(960)	1,581
State	(70)	209	83

Net deferred	(1,476)	(751)	1,664

Net provision	$545	$7,642	$13,626

The components of the deferred taxes at December 31, 2009 and 2008 are as follows:

	2009	2008
Current:
Provisions for doubtful accounts	$1,025	$1,161
Inventory costs capitalized for tax purposes	141	79
Inventory and sales returns reserves	508	585
Deductible expenses, primarily employee-benefit related	258	373
State tax contingency and other accruals	685	1,437
Other	769	609

Net deferred tax asset—current	$3,386	$4,244

Non-Current:
Compensation under non-statutory stock option agreements	$709	$404
State tax loss carryforwards	676	1,127
State tax credit carryforwards	630	608
Goodwill and other intangibles	(6,123)	(4,672)
Property and equipment	(430)	(3,910)
Federal benefit for uncertain state tax positions	809	770
Capitalized software	646	668
Deferred revenue	263	262

Subtotal	(2,820)	(4,743)
Valuation allowance	(1,029)	(1,440)

Net deferred tax liability—non-current	(3,849)	(6,183)

Net deferred tax liability	$(463)	$(1,939)

The state tax credit carryforwards are available to offset future state income taxes in years with sufficient state income levels to create creditable tax and within the applicable carryforward period for these credits. Total tax credit carryforwards aggregated $969 and $935 at December 31, 2009 and 2008, respectively. These credits are subject to a five-year carryforward period, with $92 expiring beginning in 2010 and $280 in 2011, $172 in

2012, $39 in 2013, and $386 expiring in 2015. Additionally, certain of our subsidiaries have state net operating loss carryforwards aggregating $1,039 at December 31, 2009, and representing state tax benefits, net of federal taxes, of approximately $676. These loss carryforwards are subject to five- and twenty-year carryforward periods, with $39, $29, $32, $13, and $0 expiring from 2010 through 2014, respectively, and $926 expiring after 2014. We have provided valuation allowances of $1,029 and $1,440 at December 31, 2009 and 2008, respectively, against the state tax credit and state tax loss carryforwards, representing the portion of carryforward credits and losses that we believe are not likely to be realized. The $411 change in the valuation allowance in 2009 represents a reduction related to the utilization and expiration of state net operating loss carryforwards and state tax credit carryforwards. The $643 change in the valuation allowance in 2008 represents a reduction related to the expiration of state net operating loss carryforwards and state tax credit carryforwards. The $349 change in the valuation allowance in 2007 represents a reduction related to the expiration of state net operating loss carryforwards and state tax credit carryforwards.

A reconciliation of our 2009, 2008, and 2007 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2009	2008	2007
Federal income taxes, at statutory tax rate	$(237)	$6,303	$12,818
State income taxes, net of federal benefit	249	907	952
Nondeductible expenses	433	213	181
Other—net	100	219	(325)

Tax provision, at effective income tax rate	$545	$7,642	$13,626

We file one consolidated United States federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2005-2008 remain open to examination by the major state taxing jurisdictions in which we file. An Internal Revenue Service (“IRS”) audit of the 2005 tax year was settled in 2008. The tax and interest from the settlement totaled $127 and was paid in September 2008. The tax years 2006-2008 remain open to examination by the IRS.

A reconciliation of unrecognized tax benefits for 2009, 2008, and 2007, is as follows:

	2009	2008	2007
Balance at January 1,	$2,275	$2,368	$1,222
Additions based on tax positions related to the current year	40	128	179
Additions based on tax positions of prior years	—	96	987
Reductions based on tax positions of prior years	(90)	—	—
Lapses of applicable statute of limitations	(43)	(317)	(20)

Balance at December 31	$2,182	$2,275	$2,368

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. During the years ended December 31, 2009, 2008, and 2007, we recognized interest and penalties totaling $188, $556, and $1,389, respectively. At December 31, 2009, 2008, and 2007, interest aggregated $1,033, $849, and $840, respectively, and penalties aggregated $320, $312, and $292, respectively. In addition, we reduced our unrecognized tax benefits by $46 for interest and penalties related to lapses of applicable statute of limitations. As of December 31, 2009, 2008, and 2007, unrecognized tax benefits of $1,818, $1,737, and $1,829, respectively, would favorably affect our effective tax rate, if recognized.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statute of limitations, or other reasons in the next twelve months.

12.	EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2007, 2008, or 2009. Given the decline in IT spending experienced in 2009, management suspended, effective July 1, 2009, employer-matching contributions to the employee savings element of such plan. We made matching contributions of $979 and $1,103 in 2007 and 2008, respectively, and $595 during the first six months of 2009.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2008, we entered into an operating lease agreement with our principal stockholders for an office facility adjacent to our corporate headquarters. The lease has a term of ten years and provides us the option to renew for two additional two-year terms. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges either as additional rent or directly to third-parties and also to pay insurance premiums for the leased property. We also lease an office facility from our principal stockholders under a one-year noncancelable operating lease, scheduled to expire in 2010. This lease agreement requires us to pay all real estate taxes and insurance premiums related thereto. We also lease several other buildings from our principal stockholders on a month-to-month basis. We believe that the above leasing transactions were consummated on terms comparable to terms we could have obtained with unrelated third parties.

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to three years.

Future aggregate minimum annual lease payments under these leases at December 31, 2009 are as follows:

Year Ending December 31	Related Parties	Others	Total
2010	$296	$2,008	$2,304
2011	225	1,073	1,298
2012	225	416	641
2013	225	—	225
2014	225	—	225
2015 and thereafter	162	—	162

Total rent expense aggregated $3,137, $3,723, and $3,548 for the years ended December 31, 2009, 2008, and 2007, respectively, under the terms of the leases described above. Such amounts included $360, $358, and $381 in 2009, 2008, and 2007, respectively, paid to related parties.

Sports Marketing Agreements

We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2010 and 2013, respectively. These agreements grant us various marketing rights and seating arrangements.

Future aggregate minimum annual payments required under these agreements at December 31, 2009 are as follows:

Year Ending December 31	Total
2010	$379
2011	275
2012	285
2013	295
2014 and thereafter	—

Total marketing expense payments under agreements with these organizations aggregated $517, $1,530, and $1,869 for the years ended December 31, 2009, 2008, and 2007, respectively, under the terms of the agreements described above.

Standby Letter of Credit

We issued a standby letter of credit for $1.0 million in December 2009 to guarantee a rebate payment to a customer on a January 2010 sales transaction. We made the rebate payment in January 2010, thereby settling the obligation, and accordingly requested that the bank cancel the letter of credit.

Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, and other assessments. A comprehensive multi-state unclaimed property audit is currently in progress, and total accruals for unclaimed property aggregated $1,133 and $2,542 at December 31, 2009 and 2008, respectively. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Additional liabilities could be assessed, and such outcome could have a material negative impact on our financial position, results of operations, and cash flows.

14.	OTHER RELATED-PARTY TRANSACTIONS

As described in Notes 9 and 13, we have leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. We believe such transactions were consummated on terms comparable to terms we could have obtained with unrelated third parties. Related parties consist primarily of affiliated companies related to us through common ownership.

	2009	2008	2007
Revenue:
Sales of services to affiliated companies	$61	$22	$35

15.	SEGMENT AND RELATED DISCLOSURES

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

Our operations are organized under three reportable operating segments—the SMB segment, which serves small- and medium-sized businesses, as well as consumers; the Large Account segment, which serves medium-to-large corporations; and the Public Sector segment, which serves federal, state, and local government and educational institutions—together with our Headquarters/Other group that provide services in areas such as finance, human resources, information technology, legal, product management, communications, and marketing. Most of the operating costs associated with the Headquarters/Other group functions are charged to the reportable operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Net sales represent net sales to external customers and exclude inter-segment product revenues, as they are not reviewed by our CODM. In addition, our CODM reviews income tax expense on a consolidated basis, and accordingly, we do not report income tax expense by operating segment. Segment information applicable to our reportable operating segments for the years ended December 31, 2009, 2008, and 2007 is shown below:

	Year Ended December 31, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$752,468	$427,891	$389,297		$1,569,656

Operating income (loss) before allocations	$48,094	$18,745	$17,620	$(85,143)	$(684)
Allocations	(40,333)	(3,250)	(17,080)	60,663	—

Operating income (loss)	$7,761	$15,495	$540	$(24,480)	(684)

Net interest expense and other, net					7

Loss before taxes					$(677)

Selected Operating Expense:
Depreciation and amortization	$186	$1,214	$118	$5,278	$6,796
Special charges	112	107	128	12,479	12,826

Balance Sheet Data:
Total assets	$155,129	$144,509	$77,189	$24,268	$401,095
Goodwill	—	48,060	—	—	48,060

	Year Ended December 31, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$919,056	$475,298	$359,326		$1,753,680

Operating income (loss) before allocations	$62,826	$25,107	$6,035	$(76,090)	$17, 878
Allocations	(46,222)	(2,921)	(14,338)	63,481	—

Operating income (loss)	$16,604	$22,186	$(8,303)	$(12,609)	17, 878

Net interest expense and other, net					130

Income before taxes					$18,008

Selected Operating Expense:
Depreciation and amortization	$286	$1,320	$162	$5,197	$6,965
Goodwill impairment	1,173	—	7,634	—	8,807
Special charges	12	—	43	1,376	$1,431

Balance Sheet Data:
Total assets	$148,665	$162,362	$65,942	$1,198	$378,167
Goodwill	—	48,060	—	—	48,060

	Year Ended December 31, 2007
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net Sales	$964,503	$514,770	$306,106		$1,785,379

Operating income (loss) before allocations	$64,699	$29,156	$12,991	$(70,057)	$36, 789
Allocations	(40,447)	(1,182)	(11,386)	53,015	—

Operating income (loss)	$24,252	$27,974	$1,605	$(17,042)	36, 789

Net interest expense and other, net					(168)

Income before taxes					$36,621

Selected Operating Expense:
Depreciation and amortization	$303	$1,305	$114	$5,059	$6,781
Special charges	—	541	—	—	541

Balance Sheet Data:
Total assets	$140,234	$154,031	$53,844	$32,770	$380, 879
Goodwill	1,173	48,060	7,634	—	56,867

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, goodwill and, other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $61,139 and $128,618 for the years ended December 31, 2009 and 2008, respectively. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors revenue by product mix (Notebooks and PDAs; Software; Video, Imaging, and Sound; Desktops and Servers; Net/Com Products; Printers and Printer Supplies; Storage Devices; Memory and System Enhancements; and Accessories/Other).

Net sales by segment and product mix are presented below:

	Years Ended December 31,
	2009	2008	2007
Segment (excludes transfers between segments)
SMB	$752,468	$919,056	$964,503
Large Account	427,891	475,298	514,770
Public Sector	389,297	359,326	306,106

Total	$1,569,656	$1,753,680	$1,785,379

Product Mix
Notebooks and PDAs	$234,316	$270,808	$290,709
Software	219,567	225,297	226,106
Video, Imaging, and Sound	212,885	260,702	259,140
Desktop/Servers	212,088	233,349	250,767
Net/Com Products	167,284	184,106	144,654
Printers and Printer Supplies	133,857	159,414	170,963
Storage Devices	128,940	152,650	161,073
Memory and System Enhancements	60,301	63,438	84,966
Accessories/Other	200,418	203,916	197,001

Total	$1,569,656	$1,753,680	$1,785,379

Substantially, all of our net sales in 2009, 2008, and 2007 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in 2009, 2008, and 2007. All of our assets at December 31, 2009 and 2008 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. No single customer other than the federal government accounted for more than 3% of total net sales in 2009, 2008, and 2007. Net sales to the federal government in 2009, 2008, and 2007 were $154,835, $134,836, and $98,543, or 9.9%, 7.7%, and 5.5% of total net sales, respectively.

16.	SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 2008. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net Sales	$326,221	$377,262	$403,052	$463,121
Cost of Sales	284,610	332,920	356,708	410,622

Gross Profit	41,611	44,342	46,344	52,499
Selling, general and administrative expenses	43,289	42,118	41,263	45,984
Special charges	891	12,064	—	(129)

(Loss) income from operations	(2,569)	(9,840)	5,081	6,644
Interest expense	(134)	(152)	(99)	(132)
Other, net	199	160	93	72

(Loss) income before income taxes	(2,504)	(9,832)	5,075	6,584
Income tax benefit (provision)	885	3,373	(2,186)	(2,617)

Net (loss) income	$(1,619)	$(6,459)	$2,889	$3,967

Weighted average common shares outstanding:
Basic	26,819	26,819	27,078	27,158

Diluted	26,819	26,819	27,095	27,183

(Loss) earnings per common share:
Basic	$(0.06)	$(0.24)	$0.11	$.15

Diluted	$(0.06)	$(0.24)	$0.11	$.15

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net Sales	$423,724	$449,399	$441,444	$439,113
Cost of Sales	370,980	392,559	388,121	387,176

Gross Profit	52,744	56,840	53,323	51,937
Selling, general and administrative expenses	45,393	48,173	46,872	46,290
Goodwill impairment	—	—	—	8,807
Special charges	—	—	1,431	—

Income (loss) from operations	7,351	8,667	5,020	(3,160)
Interest expense	(162)	(199)	(187)	(133)
Other, net	159	205	246	201

Income (loss) before income taxes	7,348	8,673	5,079	(3,092)
Income tax benefit (provision)	(2,574)	(3,586)	(1,865)	383

Net income (loss)	$4,774	$5,087	$3,214	$(2,709)

Weighted average common shares outstanding:
Basic	26,860	26,807	26,835	26,808

Diluted	26,974	26,930	26,892	26,808

Earnings per common share:
Basic	$0.18	$0.19	$0.12	$(.10)

Diluted	$0.18	$0.19	$0.12	$(.10)

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-Offs	Balance at End of Period

Allowance for Sales Returns
Year Ended December 31, 2007	$2,228	$39,226	$(39,311)	$2,143
Year Ended December 31, 2008	2,143	34,651	(34,666)	2,128
Year Ended December 31, 2009	2,128	29,700	(29,971)	1,857

Allowance for Doubtful Accounts
Year Ended December 31, 2007	$4,113	$1,587	$(1,755)	$3,945
Year Ended December 31, 2008	3,945	2,277	(3,122)	3,100
Year Ended December 31, 2009	3,100	2,354	(2,789)	2,665

Inventory Valuation Reserve
Year Ended December 31, 2007	$1,155	$6,546	$(6,496)	$1,205
Year Ended December 31, 2008	1,205	6,171	(6,224)	1,152
Year Ended December 31, 2009	1,152	5,052	(5,143)	1,061

S-1