Form 10-Q
period 2010-03-31
PC CONNECTION INC
filed 2010-05-11
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

YES  ☐     NO  ☑

The number of shares outstanding of the issuer’s common stock as of May 1, 2010 was 27,147,434.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$59,035	$46,297
Accounts receivable, net	196,040	218,095
Inventories	60,757	67,391
Deferred income taxes	3,416	3,386
Income taxes receivable	633	935
Prepaid expenses and other current assets	3,596	2,750

Total current assets	323,477	338,854
Property and equipment, net	11,644	12,420
Goodwill	48,060	48,060
Other intangibles, net	1,891	1,279
Other assets	351	482

Total Assets	$385,423	$401,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$801	$780
Accounts payable	108,513	125,120
Accrued expenses and other liabilities	19,464	20,441
Accrued payroll	8,177	8,843

Total current liabilities	136,955	155,184
Deferred income taxes	4,039	3,849
Capital lease obligation to affiliate, less current maturities	2,622	2,830
Other liabilities	3,962	3,966

Total Liabilities	147,578	165,829

Stockholders’ Equity:
Common stock	274	274
Additional paid-in capital	97,487	97,213
Retained earnings	143,548	141,114
Treasury stock at cost	(3,464)	(3,335)

Total Stockholders’ Equity	237,845	235,266

Total Liabilities and Stockholders’ Equity	$385,423	$401,095

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$408,262	$326,221
Cost of sales	359,611	284,610

Gross profit	48,651	41,611
Selling, general and administrative expenses	44,474	43,289
Special charges	—	891

Income (loss) from operations	4,177	(2,569)
Interest expense	(99)	(134)
Other, net	75	199

Income (loss) before taxes	4,153	(2,504)
Income tax (provision) benefit	(1,719)	885

Net income (loss)	$2,434	$(1,619)

Earnings (loss) per common share:
Basic	$0.09	$(0.06)

Diluted	$0.09	$(0.06)

Weighted average common shares outstanding:
Basic	27,157	26,819

Diluted	27,193	26,819

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2010

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2010	27,375	$274	$97,213	$141,114	(527)	$(3,335)	$235,266
Stock-based compensation expense	—	—	283	—	—	—	283
Repurchase of common stock for treasury	—	—	—	—	(21)	(129)	(129)
Tax shortfall from stock-based compensation	—	—	(9)	—	—	—	(9)
Net income and comprehensive income	—	—	—	2,434	—	—	2,434

Balance—March 31, 2010	27,375	$274	$97,487	$143,548	(548)	$(3,464)	$237,845

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$2,434	$(1,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,572	1,810
Provision for doubtful accounts	527	857
Deferred income taxes	160	1,095
Stock-based compensation expense	283	300
Income tax deficiency from stock-based compensation	(9)	—
Loss on disposal of fixed assets	1	—
Changes in assets and liabilities:
Accounts receivable	21,528	44,632
Inventories	6,634	3,983
Prepaid expenses and other current assets	(544)	(3,154)
Other non-current assets	131	(5)
Accounts payable	(17,324)	(23,169)
Accrued expenses and other liabilities	(1,647)	(1,655)

Net cash provided by operating activities	13,746	23,075

Cash Flows from Investing Activities:
Purchases of property and equipment	(692)	(1,888)

Net cash used for investing activities	(692)	(1,888)

Cash Flows from Financing Activities:
Repayment of capital lease obligation to affiliate	(187)	(168)
Purchase of treasury shares	(129)	(106)
Proceeds from short-term borrowings	—	67
Repayment of short-term borrowings	—	(67)

Net cash used for financing activities	(316)	(274)

Increase in cash and cash equivalents	12,738	20,913
Cash and cash equivalents, beginning of period	46,297	47,003

Cash and cash equivalents, end of period	$59,035	$67,916

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2010 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2010.

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

Note 2—Earnings Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive. In the three months ended March 31, 2009, dilutive securities are antidilutive in calculating diluted loss per share due to the operating loss realized in this period and therefore are not included in the calculation.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
March 31,	2010	2009
Numerator:
Net income (loss)	$2,434	$(1,619)

Denominator:
Denominator for basic earnings (loss) per share	27,157	26,819
Dilutive effect of employee equity awards	36	—

Denominator for diluted earnings (loss) per share	27,193	26,819

Earnings (loss) per share:
Basic	$0.09	$(0.06)

Diluted	$0.09	$(0.06)

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

For the three months ended March 31, 2010 and 2009, the following unexercised stock options and other common stock equivalents were excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive:

	Three Months Ended
March 31,	2010	2009
Anti-dilutive common stock equivalents	723	1,168

Note 3—Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in fair value. The goodwill impairment test, performed at a reporting unit level, is a two-step test that requires under the first test that we determine the fair value of our reporting units. We have identified five reporting units, consisting of our four operating segments and the Headquarters/Other group, which provides services in areas such as finance, human resources, information technology, and executive oversight functions (See Note 4). We determine the fair value of such reporting units using established income and market valuation approaches.

We completed our annual impairment test of goodwill and an indefinite lived trademark, which are both held by our Large Account reporting unit, on the first day of 2010. To determine the fair value of our Large Account reporting unit, we considered its operating results and future projections, as well as changes in the Company’s overall market capitalization. We did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of this reporting unit was in excess of its fair value during the period ended March 31, 2010. Accordingly, we did not perform the second step of the impairment test.

We also periodically consider whether there are any indications of impairment of our indefinite lived assets. We determined that the undiscounted cash flows expected from the use of our trademarks exceeded the carrying amounts of such assets, and accordingly, determined that our goodwill and trademarks were not impaired as of March 31, 2010.

March 31, 2010
Goodwill	$48,060
Trademarks	1,190

We purchased a licensing agreement for $800 in the first quarter of 2010, which we expect to amortize over the term of the license, which is approximately five years. The purchase of the license was included in accounts payable as of March 31, 2010. Intangible assets subject to amortization at March 31, 2010 consisted of the licensing agreement of $701 (net of accumulated amortization of $99). Intangible assets subject to amortization at December 31, 2009 consisted of customer lists of $89 (net of accumulated amortization of $5,130). For the three-month periods ended March 31, 2010 and 2009, we recorded amortization expenses of $188 and $268, respectively.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2010	$106	(*)
2011	140
2012	140
2013	140
2014 and thereafter	175

(*) Represents estimated amortization expense for the nine months ending December 31, 2010.

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

In January 2010, we formed a new Consumer sales company to focus on the consumer and small office/home office customer. This new operating segment consists of inbound sales representatives, certain internet support staff, and management. Prior period sales and operating results relating to small office/home office customers were reported primarily within our SMB segment. We have revised the reporting of operating segments to reflect the basis for assessing performance and allocating resources. Under this revised reporting structure, the operating results related to our consumer customers that were formerly reported within the SMB segment were separated from the SMB segment. We have included the operating results for the Consumer segment within the Headquarters/Other group. Given the size of our consumer operating segment, we do not expect its operating results will qualify as a separate reportable segment.

Our operations are organized under four reporting segments—the SMB segment, which primarily serves small- and medium-sized businesses; the Large Account segment, which primarily serves medium-to-large corporations; the Public Sector segment, which serves federal, state, and local government and educational institutions, and the Consumer segment, which serves the consumer and small office/home office markets. We have reported the Consumer segment together with our Headquarters/Other group. This Headquarters provides services in areas such as finance, human resources, information technology, legal, product management, communications, and marketing. Most of the operating costs associated with the Headquarters group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Net sales represent net sales to external customers and exclude inter-segment product revenues. In addition, our CODM reviews income tax expense on a consolidated basis, and accordingly, we do not report income tax expense by operating segment. Segment information applicable to our reportable operating segments for the three months ended March 31, 2010 and 2009 is shown below:

	Three Months Ended March 31, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$188,795	$126,102	$79,249	$14,116	$408,262

Operating income (loss) before allocations	$15,127	$6,018	$2,778	$(19,746)	$4,177
Allocations	(9,880)	(989)	(4,109)	14,978	—

Operating income (loss)	$5,247	$5,029	$(1,331)	$(4,768)	$4,177

Net interest expense and other, net					(24)

Income before taxes					$4,153

Selected Operating Expenses:
Depreciation and amortization	$16	$175	$26	$1,355	$1,572
Balance Sheet Data as of March 31, 2010:
Total assets	$156,121	$148,502	$54,522	$26,278	$385,423

	Three Months Ended March 31, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$150,755	$90,723	$63,130	$21,613	$326,221

Operating income (loss) before allocations	$11,138	$3,269	$1,980	$(18,956)	$(2,569)
Allocations	(10,120)	(836)	(3,756)	14,712	—

Operating income (loss)	$1,018	$2,433	$(1,776)	$(4,244)	(2,569)

Net interest expense and other, net					65

Loss before taxes					$(2,504)

Selected Operating Expense:
Depreciation and amortization	67	330	30	1,383	1,810
Special charges	91	107	179	514	891

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, goodwill and, other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group at March 31, 2010 are presented net of intercompany balances eliminations of $43,786. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Senior management also monitors revenue by product mix (Notebooks and PDAs; Desktops/Servers; Video, Imaging, and Sound; Software; Printers and Printer Supplies; Net/Com Products; Storage Devices; Memory and System Enhancements; and Accessories/Other).

Net sales by product mix is presented below:

	Three Months Ended
March 31,	2010	2009
Notebooks and PDAs	$65,953	$47,625
Desktop/Servers	60,562	39,604
Video, Imaging and Sound	54,553	44,321
Software	53,846	44,684
Printers and Printer Supplies	38,703	30,258
Net/Com Products	37,136	33,115
Storage Devices	33,026	29,107
Memory and System Enhancements	16,813	11,310
Accessories/Other	47,670	46,197

Total	$408,262	$326,221

Note 5—Commitments and Contingencies

We are subject to various legal proceedings and claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits on sales and income taxes, unclaimed property, employee benefits, and other assessments. A comprehensive multi-state unclaimed property audit is currently in progress. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Additional liabilities could be assessed, and such outcome could have a material negative impact on our financial position, results of operations, and cash flows.

Note 6—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at March 31, 2010). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. We did not have any borrowings outstanding under the credit facility in the first quarter of 2010, and accordingly such financial ratio

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

did not limit potential borrowings at March 31, 2010. Future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at March 31, 2010 and December 31, 2009, and accordingly the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At March 31, 2010, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At March 31, 2010 and December 31, 2009, accounts payable included $16,065 and $11,406, respectively, owed to these financial institutions.

Note 7—Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit however limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts.

We repurchased 21 shares for $129 in the three months ended March 31, 2010. As of March 31, 2010, we have repurchased an aggregate of 657 shares for $4,216. The maximum approximate dollar value of shares, however, that may yet be purchased under the program without further bank approval is $8,070.

Note 8—Fair Value

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and capital leases. The carrying values of cash, accounts receivable, and accounts payable approximates their fair market values due to their short-term nature. We are required to measure fair value under a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of March 31, 2010:

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits	$16,031	—	—	$16,031

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

OVERVIEW

We are a leading direct marketer of a wide range of IT solutions. We help companies design, enable, manage, and service their IT environments. We provide products and services, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through four sales segments: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, or Large Account, through our MoreDirect subsidiary, (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office customers, or Consumer, through our PC Connection Express subsidiary.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers that consist of manufacturers and distributors that historically have sold only to resellers rather than directly to end users. Certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases have restricted our ability to sell their products directly to certain customers, thereby eliminating our role. We believe that the success of direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe that more of our customers are seeking total IT solutions, rather than simply specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. We intend to provide customers with customized solutions from a variety of manufacturers, thereby attempting to mitigate the negative impact of continued supplier direct sales initiatives. For example, through the formation of our services group, ProConnection, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improved gross margins in this competitive environment.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. As buying trends change and electronic commerce continues to grow, customers become more sophisticated and have more choices than ever before. Customers are also better able to make price comparisons through the Internet, thereby increasing price competition. These conditions could have a negative effect on our financial condition, results of operations, and cash flows. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, our internet sales to consumers, which represented approximately 5% of total sales in 2009, have decreased each year on a year-over-year basis since 2006.

We have also undertaken significant actions with respect to all of our internet websites, including those that serve our SMB and enterprise segments, in order to keep up with the improvements made by our competitors. We have increased the level of internet marketing expenditures on third-party “click fees” and affiliate charges, particularly with respect to consumer marketing, in order to increase visibility on third-party search engines. We have also launched various promotions, including selected free freight offers, in efforts to generate higher internet sales and increase brand awareness. All of these activities are costly, aggregating $6.2 million in 2009, and we expect these costs to continue and possibly increase in 2010. These costs are also expected to increase in future periods as we continue to expand our internet visibility and functionality, and if we do not generate increased internet sales, our operating margins may be further impacted.

The primary challenges we face in effectively managing our business are (1) increasing our revenues while at the same time, maintaining, if not improving, our gross profit margins in all four segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our SG&A expenses, while increasing the investments in our IT systems. Competition may become even more intense in the future, which could put more pressure on margins.

Given the deterioration in the demand environment in 2008 and early 2009, management implemented cost reductions in the first quarter of 2009. We believe our cost-reduction efforts have resulted in structural savings and will result in such comparable ongoing savings in future periods because (1) our overall sales productivity will increase, and (2) the efficiency of our various support functions will improve. Our support function costs are largely fixed within certain ranges of revenue; we plan to increase costs in future periods only as we experience step-increases over wider ranges of revenue growth.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
March 31,	2010	2009
Net sales (in millions)	$408.3	$326.2

Net sales	100.0%	100.0%
Gross margin	11.9	12.8
Selling, general and administrative expenses	10.9	13.3
Special charges	—	0.3
Income (loss) from operations	1.0%	(0.8)%

Net sales in the first quarter of 2010 increased by $82.0 million, or 25.1%, compared to the first quarter of 2009. Net sales for our SMB, Large Account, and Public Sector segments increased in the first quarter of 2010 by 25.2%, 39.0%, and 25.5%, respectively, compared to the prior year quarter and offset the decline in our Consumer sales. Gross margins declined year over year largely due to increased competitive pricing pressures. Operating income in the first quarter of 2010 increased to $4.2 million compared to an operating loss of $2.6 million in the prior year quarter due to the increase in net sales, the cost savings implemented in 2009, and the avoidance of special charges in the first quarter of 2010.

Net Sales Distribution

The following table sets forth our percentage of net sales by reporting segment and product mix:

	Three Months Ended
March 31,	2010	2009
Business Segment
SMB	46%	46%
Large Account	31	28
Public Sector	19	19
Headquarters/Other	4	7

Total	100%	100%

Product Mix
Notebooks and PDAs	16%	15%
Desktop/Servers	15	12
Video, Imaging and Sound	13	14
Software	13	14
Printers and Printer Supplies	10	9
Net/Com Products	9	10
Storage Devices	8	9
Memory and System Enhancements	4	3
Accessories/Other	12	14

Total	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2010	2009
Reporting Unit:
SMB	13.8%	15.0%
Large Account	10.6	10.7
Public Sector	9.8	11.1
Headquarters/Other	10.3	10.7
Total	11.9%	12.8%

Consolidated gross profit dollars for the first quarter of 2010 increased by $7.0 million compared to first quarter of 2009 due to the increase in net sales in 2010. Gross profit margins in the first quarter of 2010 decreased year over year due to competitive pricing pressures in all segments. Gross profit margins were also adversely affected by the year-over-year increase in large account sales, which generally have lower gross profit margins compared to sales of our SMB segment.

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

	Three Months Ended
March 31,	2010	2009
Purchasing/Distribution Center	0.73%	0.97%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended
March 31,	2010	2009
Personnel costs	$31.0	$28.3
Advertising, net	4.1	4.1
Facilities operations	2.2	2.5
Credit card fees	1.5	1.6
Depreciation and amortization	1.6	1.8
Bad debts	0.4	0.7
Other	3.7	4.3

Total	$44.5	$43.3

Percentage of net sales	10.9%	13.3%

Personnel costs increased year over year in 2010 due to increased variable compensation associated with higher gross profits, partially offset by headcount reductions and other cost savings implemented in 2009. Other expenses, which include telephone, supplies, and business insurance costs, decreased year over year due to cost-saving initiatives implemented in the first quarter of 2009.

Year-Over-Year Comparisons

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2010		2009		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$188.8	46.2%	$150.8	46.2%	25.2%
Large Account	126.1	30.9	90.7	27.8	39.0
Public Sector	79.3	19.4	63.1	19.4	25.5
Headquarters/Other	14.1	3.5	21.6	6.6	(34.7)

Total	$408.3	100.0%	$326.2	100.0%	25.1%

Gross Profit:
SMB	$26.1	13.8%	$22.6	15.0%	15.6%
Large Account	13.4	10.6	9.7	10.7	37.8
Public Sector	7.7	9.8	7.0	11.1	10.2
Headquarters/Other	1.5	10.3	2.3	10.7	(37.2)

Total	$48.7	11.9%	$41.6	12.8%	16.9%

Net sales for the first quarter of 2010 increased compared to the first quarter of 2009, as explained below:

•

Net sales for the SMB segment increased across most product lines, we believe, due to the improvement in corporate profits and the corresponding release of pent-up IT demand. The growing popularity of Microsoft’s Windows 7 operating system also contributed to an increasing number of companies upgrading their IT infrastructure. Average annualized sales productivity in the first quarter of 2010 increased by 51% year over year due to higher sales volumes and a reduced number of sales representatives in the first quarter of 2010. Sales representatives for our SMB segment totaled 331 at March 31, 2010, compared to 378 at March 31, 2009, and 337 at December 31, 2009.

•

Net sales for the Large Account segment increased substantially in the first quarter of 2010 due to the release of pent-up IT demand and the increased investments made by large enterprises. We believe large account customers are upgrading their IT systems through both virtualization and hardware purchases in order to improve productivity of their existing workforce. Average annualized sales productivity in the first quarter of 2010 increased by 41% year over year, consistent with the year-over-year increase in revenues. Sales representatives for our Large Account segment totaled 87 at March 31, 2010, compared to 87 at March 31, 2009, and 92 at December 31, 2009.

•

Net sales for the Public Sector segment increased in the first quarter of 2010 compared to the prior year quarter due to the growth in sales made under contract arrangements entered into with both the federal government and higher educational institutions. Overall average annualized sales productivity increased by 36% year over year in the first quarter of 2010 due to the increase in net sales. Sales representatives for our Public Sector segment totaled 146 at March 31, 2010, compared to 144 at March 31, 2009, and 140 at December 31, 2009.

•

Net sales for the Headquarters/Other group represent net sales to consumers and small office/home office customers. Additionally, we formed a new company, which began operations and launched its new website, www.pcconnectionexpress.com, in mid January.

Gross profit in the first quarter of 2010 increased in dollars but decreased as a percentage of net sales on a consolidated basis compared to the first quarter of 2009, as explained below:

•

Gross profit for the SMB segment increased year over year in dollars but decreased as a percentage of net sales in the first quarter of 2010. The increase in sales discussed above, partially offset by the 120 basis-point decline in gross profit margins, led to the year-over-year increase in gross profit dollars. Gross profit margins declined due to increased competitive pricing pressures and lower vendor consideration as a percentage of net sales.

•

Gross profit for the Large Account segment in the first quarter of 2010 decreased slightly as a percentage of net sales compared to the prior year quarter but increased in dollars due to higher net sales in 2010.

•

Gross profit for the Public Sector segment in the first quarter of 2010 decreased as a percentage of net sales compared to the prior year quarter but increased in dollars due to higher net sales. A decrease in higher-margin agency fees and lower invoice margins caused by competitive pricing pressures contributed to the year over year decline in gross profit margins.

•

Gross profit for the Headquarters/Other group represent the gross profits of our consumer sales now included in this reporting segment. Gross profits decreased in the first quarter of 2010 compared to the prior year quarter due to lower net sales and increased competitive pricing pressures which adversely impacted gross profit margins.

Selling, general and administrative expenses in the first quarter of 2010 increased in dollars but decreased as a percentage of net sales compared to the prior year quarter. The decrease in expense as a percentage of net sales resulted from the year-over-year increase in sales in the first quarter of 2010 realized by our three primary sales segments.

As discussed in Note 4 to our Condensed Consolidated Financial Statements – Segment and Related Disclosures, we formed a new Consumer sales company in the first quarter of 2010, and as a result, revised our reporting of operating segments. Prior period SG&A expenses for the Consumer business were primarily reported within the SMB segment. Under this revised reporting structure, SG&A expenses for the SMB segment exclude Consumer operating expenses; Consumer SG&A expenses are now reported within the Headquarters/Other group. SG&A expenses attributable to our four reportable operating segments are summarized below (dollars in millions):

	Three Months Ended March 31,
	2010		2009		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$20.9	11.0%	$21.5	14.2%	(2.9)%
Large Account	8.3	6.6	7.1	7.9	16.5
Public Sector	9.1	11.4	8.6	13.6	5.2
Headquarters/Other	6.2		6.1		2.9

Total	$44.5	10.9%	$43.3	13.3%	2.7%

•

SG&A expenses for the SMB segment decreased year over year in dollars and as a percentage of net sales in the first quarter of 2010. Lower personnel expense in the first quarter of 2010 compared to the prior year quarter offset increased marketing and other advertising costs. Despite higher variable compensation associated with increased gross profits in the first quarter of 2010, personnel expense declined year over year due to workforce reductions implemented in 2009 as well as the transfer in 2010 of certain technical sales specialists from the SMB segment to the Headquarters/Other group.

•

SG&A expenses for the Large Account segment decreased as a percentage of net sales but increased year over year in dollars due to increased personnel costs. We attribute the increase in personnel expense to higher variable compensation associated with the 38% increase in gross profits, as well as incremental sales headcount hired in late 2009.

•	SG&A expenses for the Public Sector segment increased in dollars in the first quarter of 2010 because of additional usage of centralized headquarter functions compared to the prior year quarter.

•

SG&A expenses for the Headquarters/Other group in the first quarter of 2010 increased slightly year over year due to the transfer into the group of technical sales specialists from the SMB segment, offset by workforce reductions implemented in 2009. The Headquarters/Other group provides services to the three reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. The amounts shown above represent the remaining unallocated costs, and also include operating expenses for our new Consumer business.

We did not record any special charges in the three months ended March 31, 2010. In the three months ended March 31, 2009, we recorded a charge of $0.9 million related to workforce reduction and management restructuring costs.

Income from operations for the first quarter of 2010 increased by $6.7 million to $4.2 million, compared to an operating loss of $2.6 million for the first quarter of 2009. Income from operations as a percentage of net sales was 1.0% for the first quarter of 2010 compared to loss from operations of 0.8% as a percentage of net sales for the first quarter of 2009. Our operating income in the first quarter of 2010 was attributed to increased year-over-year sales, prior year cost reductions, and the absence of special charges in the first quarter of 2010 compared to the prior year quarter.

Our effective tax rate was 41.4% for the first quarter of 2010 compared to the effective tax rate of 35.3% for the first quarter of 2009. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We anticipate that our effective tax rate will be in the range of 40% to 42% in 2010.

Net income for the first quarter of 2010 increased by $4.1 million to $2.4 million, compared to a net loss of $1.6 million for the first quarter of 2009, principally due to the higher sales volumes and lower SG&A expenses in the first quarter of 2010.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for 2010 to consist primarily of capital expenditures, excluding any expenditures on new IT systems, of $5.0 to $6.0 million and payments on capital lease and other contractual obligations of approximately $3.8 million. We are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not yet finalized any decisions regarding whether or to what extent new software will be acquired and implemented, such a project, if fully implemented, could exceed $20 million over a five-year period.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2010, we had approximately $59.0 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of March 31, 2010, our entire $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2010	2009
Net cash provided by operating activities	$13.7	$23.1
Net cash used for investing activities	(0.7)	(1.9)
Net cash used for financing activities	(0.3)	(0.3)

Increase in cash and cash equivalents	$12.7	$20.9

Cash provided by operating activities decreased by $9.4 million in the first quarter of 2010 compared to the prior year quarter. Cash flow provided by operations in the three months ended March 31, 2010 resulted from decreases in both accounts receivable and inventory in addition to the net income before depreciation earned in the first quarter of 2010. Inventory decreased by $6.6 million from the prior year-end balance, primarily due to lower inventory in-transit from our vendors at March 31, 2010, compared to the prior year-end. Inventory turns increased to 25 turns for the first quarter of 2010 compared to 20 turns for the prior year period. Accounts receivable decreased by $22.1 million from December 31, 2009 levels due to the sequential decline in sales in the first quarter of 2010 compared to the fourth quarter of 2009. Days sales outstanding, or DSOs, were 48 days at March 31, 2010, compared to 46 days at March 31, 2009, and 47 days at December 31, 2009. We attribute the increase in DSOs to an increase in certain federal government customers who delayed making their payments beyond customary payment terms pending the completion of certain contractual requirements. Such payments were made early in the second quarter of 2010.

At March 31, 2010, we had $108.5 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This amount includes $16.1 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $1.2 million in the first quarter of 2010 compared to the prior year quarter. These activities consist of capital expenditures in the periods presented, primarily for computer equipment and capitalized internally-developed software, offset by proceeds from the sale of disposed capital assets.

Cash used for financing activities in the first quarter of 2010 was unchanged from the prior year quarter, and in both periods related to treasury stock purchases and repayments of a capital lease obligation to an affiliate. Our treasury stock purchases totaled $0.1 million in each of the three months ended March 31, 2010 and 2009.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at March 31, 2010). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At March 31, 2010, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $16.1 million as of March 31, 2010, are recorded in accounts payable, and the inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. See “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2009 for commitments under these leases.

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

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed since we filed that report.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters, excluding non-cash special charges) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility in the first quarter of 2010, and accordingly, the funded debt ratio did not limit potential borrowings at March 31, 2010. Any future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007 (loss quarters not counted). Such amount was calculated at March 31, 2010 as $174.2 million. Our actual consolidated stockholders’ equity at March 31, 2010 was $237.8 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of March 31, 2010, the entire $50.0 million facility was available for borrowings.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. These policies include revenue recognition, accounts receivable, vendor allowances, inventories, contingencies, value of goodwill and long-lived assets, including intangibles, employee compensation and benefits, share-based compensation, and income taxes.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings, which bear interest at variable rates based on the prime rate and Euro dollar rates. We had no borrowings outstanding pursuant to our credit agreement in the three months ended March 31, 2010. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, we did not have any outstanding borrowings in the three months ended March 31, 2010. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Economic weakness and financial markets turmoil adversely impacted economic conditions in 2009, resulting in recessionary pressures and declines in consumer confidence and spending. Businesses in turn reacted to the decline in consumer spending by reducing staffing levels and delaying or deferring corporate spending, including their IT expenditures. Both our SMB and Large Account segments, which serve small, medium, and large businesses, experienced in 2009 significant declines in revenues and increased competitive pricing pressures, which adversely affected our operating results. The financial markets turmoil also resulted in a substantial tightening of the credit markets, which increased the cost of capital and reduced the availability of credit to our customers. Although businesses increased their IT spending in the first quarter of 2010, considerable uncertainty exists regarding expected economic conditions. Future delays or reductions in IT spending could have a material adverse affect on demand for our products and consequently on our financial results. In addition, customer insolvencies could impact our ability to collect receivables and negatively impact our operating results and liquidity.

It is difficult to predict how long the uncertainty in economic conditions and the financial markets will continue, the extent, if any, to which they may deteriorate, and to which our business may be adversely affected. However, if the current increase in IT spending should reverse, we are likely to experience an adverse impact, which may be material, on our business and our results of operations.

Should our financial performance not meet expectations and our stock price trade below current levels, we may be required to record an additional significant charge to earnings for impairment of goodwill and other intangibles.

We test goodwill for impairment on an annual basis, and more frequently if potential impairment indicators arise. We determined that the goodwill balances held by the SMB and Public Sector segments were fully impaired as of December 31, 2008, and accordingly the carrying values of those segments’ goodwill were written off, resulting in a significant non-cash charge to earnings. Although we determined the fair value of our Large Account segment’s goodwill substantially exceeded its carrying value at our annual impairment test on

January 1, 2010, should this segment’s financial performance not meet expectations due to the economy or otherwise, we would likely adjust downward expected future operating results and cash flows. Such adjustment may result in a determination that the carrying values for goodwill and other intangibles for that segment exceed their respective fair values. This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $49.3 million aggregate carrying amount of goodwill and other intangibles held by the Large Account operating segment, resulting in a negative effect on our results of operations.

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

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including CDW Corporation, Insight Enterprises, Inc., and, who are much larger than we are. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and Hewlett-Packard (“HP”), who provide products to us, are also selling their products directly to end users through their own catalogs, stores, and via the Internet. We compete not only for customers, but also for advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 70% of our total product purchases in each of the three months ended March 31, 2010 and 2009. Among these five vendors, purchases from Ingram Micro represented 28% and 22% of our total product purchases in three months ended March 31, 2010 and 2009, respectively. Purchases from Tech Data Corporation comprised 15% and 20% of our total product purchases in three months ended March 31, 2010 and 2009, respectively. Purchases from Synnex Corporation comprised 13% and 11% of our total product purchases in three months ended March 31, 2010 and 2009, respectively. Purchases from HP represented 8% and 10% of our total product purchases in three months ended March 31, 2010 and 2009, respectively. No other vendor supplied more than 10% of our total product purchases in the three months ended March 31, 2010 and 2009. If we were unable to acquire products from Ingram Micro, Tech Data, Synnex, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at March 31, 2010 was $108.5 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2010 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (1)
01/01/10 – 01/31/10	—	—	—	$10,912,575
02/01/10 – 02/28/10	20,340	$6.26	20,340	$10,785,180
03/01/10 – 03/31/10	200	6.27	200	$10,783,926

Total	20,540	$6.26	20,540	$10,783,926

(1)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: May 11, 2010	By:	/S/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Date: May 11, 2010	By:	/S/ JACK FERGUSON
Jack Ferguson Executive Vice President, Treasurer, and Chief Financial Officer