Form 10-Q
period 2010-06-30
PC CONNECTION INC
filed 2010-08-06
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

YES  ☐     NO  ☑

The number of shares outstanding of the issuer’s common stock as of July 30, 2010 was 27,083,288.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49,820	$46,297
Accounts receivable, net	229,170	218,095
Inventories	67,243	67,391
Deferred income taxes	3,746	3,386
Income taxes receivable	667	935
Prepaid expenses and other current assets	3,849	2,750

Total current assets	354,495	338,854
Property and equipment, net	11,092	12,420
Goodwill	48,060	48,060
Other intangibles, net	1,856	1,279
Other assets	358	482

Total Assets	$415,861	$401,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$824	$780
Accounts payable	127,736	125,120
Accrued expenses and other liabilities	23,923	20,441
Accrued payroll	10,306	8,843

Total current liabilities	162,789	155,184
Deferred income taxes	4,561	3,849
Capital lease obligation to affiliate, less current maturities	2,407	2,830
Other liabilities	3,980	3,966

Total Liabilities	173,737	165,829

Stockholders’ Equity:
Common stock	274	274
Additional paid-in capital	97,645	97,213
Retained earnings	148,571	141,114
Treasury stock at cost	(4,366)	(3,335)

Total Stockholders’ Equity	242,124	235,266

Total Liabilities and Stockholders’ Equity	$415,861	$401,095

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$477,546	$377,262	$885,808	$703,483
Cost of sales	421,564	332,920	781,175	617,530

Gross profit	55,982	44,342	104,633	85,953
Selling, general and administrative expenses	47,501	42,118	91,975	85,407
Special charges	—	12,064	—	12,955

Income (loss) from operations	8,481	(9,840)	12,658	(12,409)
Interest expense	(95)	(152)	(194)	(286)
Other, net	35	160	110	359

Income (loss) before taxes	8,421	(9,832)	12,574	(12,336)
Income tax (provision) benefit	(3,398)	3,373	(5,117)	4,258

Net income (loss)	$5,023	$(6,459)	$7,457	$(8,078)

Earnings (loss) per common share:
Basic	$0.19	$(0.24)	$0.27	$(0.30)

Diluted	$0.18	$(0.24)	$0.27	$(0.30)

Weighted average common shares outstanding:
Basic	27,116	26,819	27,136	26,819

Diluted	27,156	26,819	27,175	26,819

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2010

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2010	27,375	$274	$97,213	$141,114	(527)	$(3,335)	$235,266
Stock-based compensation expense	—	—	743	—	—	—	743
Issuance of common stock under Employee Stock Purchase Plan	23	—	135	—	—	—	135
Nonvested stock awards	—	—	(368)	—	58	368	—
Tax shortfall from stock-based compensation	—	—	(78)	—	—	—	(78)
Repurchase of common stock for treasury	—	—	—	—	(208)	(1,399)	(1,399)
Net income and comprehensive income	—	—	—	7,457	—	—	7,457

Balance—June 30, 2010	27,398	$274	$97,645	$148,571	(677)	$(4,366)	$242,124

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$7,457	$(8,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash portion of special charges	—	11,625
Depreciation and amortization	2,891	3,536
Provision for doubtful accounts	1,177	1,233
Deferred income taxes	352	(2,638)
Stock-based compensation expense	743	646
Income tax deficiency from stock-based compensation	(78)	(103)
Loss on disposal of fixed assets	3	15
Changes in assets and liabilities:
Accounts receivable	(12,252)	15,734
Inventories	148	2,923
Prepaid expenses and other current assets	(831)	(2,599)
Other non-current assets	124	(111)
Accounts payable	2,653	596
Accrued expenses and other liabilities	4,959	2,277

Net cash provided by operating activities	7,346	25,056

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,380)	(4,369)
Purchase of an intangible asset	(800)	—

Net cash used for investing activities	(2,180)	(4,369)

Cash Flows from Financing Activities:
Purchase of treasury shares	(1,399)	(178)
Repayment of capital lease obligation to affiliate	(379)	(340)
Issuance of stock under Employee Stock Purchase Plan	135	138
Proceeds from short-term borrowings	—	1, 545
Repayment of short-term borrowings	—	(1,545)

Net cash used for financing activities	(1,643)	(380)

Increase in cash and cash equivalents	3,523	20,307
Cash and cash equivalents, beginning of period	46,297	47,003

Cash and cash equivalents, end of period	$49,820	$67,310

Non-cash Financing Activity:
Issuance of nonvested stock from treasury	$368	$372
Accrued capital expenditures	126	114

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2010 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2010.

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

Note 2—Earnings Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive. In the three and six months ended June 30, 2009, dilutive securities are antidilutive in calculating diluted loss per share due to operating losses realized in these periods and therefore are not included in the calculations.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
June 30,	2010	2009	2010	2009
Numerator:
Net income (loss)	$5,023	$(6,459)	$7,457	$(8,078)

Denominator:
Denominator for basic earnings (loss) per share	27,116	26,819	27,136	26,819
Dilutive effect of employee equity awards	40	—	39	—

Denominator for diluted earnings (loss) per share	27,156	26,819	27,175	26,819

Earnings (loss) per share:
Basic	$0.19	$(0 .24)	$0.27	$(0.30)

Diluted	$0.18	$(0 .24)	$0.27	$(0.30)

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

For the three and six months ended June 30, 2010 and 2009, the following unexercised stock options and other common stock equivalents were excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
June 30,	2010	2009	2010	2009
Anti-dilutive common stock equivalents	778	1,120	751	1,144

Note 3—Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently if events or circumstances occur that would indicate a potential decline in fair value. The goodwill impairment test, performed at a reporting unit level, is a two-step test that requires under the first test that we determine the fair value of our reporting units. We have identified five reporting units, consisting of our four operating segments and the Headquarters/Other group, which provides services in areas such as finance, human resources, information technology, and executive oversight functions (See Note 4). We determine the fair value of such reporting units using established income and market valuation approaches.

We completed our annual impairment test of goodwill and an indefinite lived trademark, which are both held by our Large Account reporting unit, on the first day of 2010 and did not identify any impairments. To determine the fair value of our Large Account reporting unit, we considered its operating results and future projections, as well as changes in the Company’s overall market capitalization. We did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of this reporting unit was in excess of its fair value during the six months ended June 30, 2010. Accordingly, we did not perform the second step of the impairment test.

We also periodically consider whether there are any indications of impairment of our indefinite lived assets. We determined that the undiscounted cash flows expected from the use of our trademark exceeded its carrying amount, and accordingly, determined that our goodwill and trademark were not impaired as of January 1, 2010, nor were there any indicators of impairment during the six months ended June 30, 2010.

June 30, 2010
Goodwill	$48,060
Trademark	1,190

We purchased a licensing agreement for $800 in the first quarter of 2010, which we expect to amortize over the five-year license term. Intangible assets subject to amortization at June 30, 2010 consisted of the licensing agreement of $666 (net of accumulated amortization of $134). Intangible assets subject to amortization at December 31, 2009 consisted of customer lists of $89 (net of accumulated amortization of $5,130). For the three-month periods ended June 30, 2010 and 2009, we recorded amortization expenses of $35 and $268, respectively. For the six-month periods ended June 30, 2010 and 2009, we recorded amortization expenses of $223 and $536, respectively.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2010	$71	(*)
2011	140
2012	140
2013	140
2014 and thereafter	175

(*) Represents estimated amortization expense for the six months ending December 31, 2010.

Note 4—Segment and Related Disclosures

We are required to report profits and losses and certain other information about our “reportable operating segments” in our annual and interim financial statements. The internal reporting structure used by our chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer, and she evaluates operations and allocates resources based on a measure of operating income.

In January 2010, we formed a new sales company, PC Connection Express, Inc., to focus on the consumer and small office/home office (“SOHO”) customer. This new operating segment is comprised of inbound sales representatives, certain internet support staff, and management. Prior period sales and operating results relating to consumer and SOHO customers were reported primarily within our SMB segment. We have revised the reporting of operating segments to reflect the new basis for assessing performance and allocating resources. Under this revised reporting structure, the operating results related to our consumer and SOHO customers that were formerly reported within the SMB segment are now reported separately under the new Consumer/SOHO segment.

Our operations are organized under four reporting segments—the SMB segment, which primarily serves small- and medium-sized businesses; the Large Account segment, which primarily serves medium-to-large corporations; the Public Sector segment, which serves federal, state, and local government and educational institutions, and the Consumer/SOHO segment, which serves the consumer and SOHO markets. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, legal, product management, communications, and marketing. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Net sales represent net sales to external customers and exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2010 and 2009 is shown below:

	Three Months Ended June 30, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$190,661	$149,411	$120,639	$16,835		$477,546

Operating income (loss) before allocations	$16,371	$7,633	$5,030	$(593)	$(19,960)	$8,481
Allocations	(11,022)	(1,243)	(4,976)	(945)	18,186	—

Operating income (loss)	$5,349	$6,390	$54	$(1,538)	$(1,774)	$8,481

Selected Operating Expenses:
Depreciation and amortization	$14	$87	$25	$—	$1,193	$1,319

	Three Months Ended June 30, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$151,254	$109,674	$90,851	$25,483		$377,262

Operating income (loss) before allocations	$10,883	$4,851	$3,623	$307	$(29,504)	$(9,840)
Allocations	(9,054)	(880)	(3,990)	(1,275)	15,199	—

Operating income (loss)	$1,829	$3,971	$(367)	$(968)	$(14,305)	$(9,840)

Selected Operating Expenses:
Depreciation and amortization	$69	$329	$32	$—	$1,297	$1,727
Special charges	21	—	—	—	12,043	12,064

	Six Months Ended June 30, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$379,456	$275,513	$199,888	$30,951		$885,808

Operating income (loss) before allocations	$31,498	$13,651	$7,808	$(1,071)	$(39,228)	$12,658
Allocations	(20,902)	(2,231)	(9,085)	(1,812)	34,031	—

Operating income (loss)	$10,596	$11,419	$(1,277)	$(2,883)	$(5,197)	$12,658

Selected Operating Expenses:
Depreciation and amortization	$30	$262	$51	$—	$2,548	$2,891
Balance Sheet Data as of June 30, 2010:
Total assets	$160,636	$154,839	$74,020	$1,598	$24,768	$415,861

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

	Six Months Ended June 30, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$302,009	$200,397	$153,981	$47,096		$703,483

Operating income (loss) before allocations	$22,021	$8,120	$5,603	$156	$(48,309)	$(12,409)
Allocations	(19,174)	(1,716)	(7,746)	(2,550)	31,186	—

Operating income (loss)	$2,847	$6,404	$(2,143)	$(2,394)	$(17,123)	$(12,409)

Selected Operating Expenses:
Depreciation and amortization	$136	$659	$62	$—	$2,679	$3,536
Special charges	112	107	179	—	12,557	12,955

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, goodwill and, other intangibles, net. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, inventory, and property and equipment. Total assets for the Headquarters/Other group at June 30, 2010 are presented net of intercompany balances eliminations of $52,837. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors net sales by product mix (Notebooks and PDAs; Desktops/Servers; Video, Imaging, and Sound; Software; Printers and Printer Supplies; Net/Com Products; Storage Devices; Memory and System Enhancements; and Accessories/Other).

Net sales by product mix is presented below:

	Three Months Ended		Six Months Ended
June 30,	2010	2009	2010	2009
Notebooks and PDAs	$86,145	$54,336	$152,478	$101,961
Desktops/Servers	73,021	53,735	134,169	93,339
Software	62,335	56,765	115,781	101,449
Video, Imaging and Sound	53,044	46,322	107,566	90,643
Net/Com Products	49,001	38,335	85,949	71,450
Storage Devices	38,960	31,010	71,886	60,117
Printers and Printer Supplies	38,867	32,008	77,528	62,266
Memory and System Enhancements	18,483	12,905	35,200	24,215
Accessories/Other	57,690	51,846	105,251	98,043

Total	$477,546	$377,262	$885,808	$703,483

Note 5—Commitments and Contingencies

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

Note 6—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at June 30, 2010). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. We did not have any borrowings outstanding under the credit facility in the second quarter of 2010, and accordingly such financial ratio did not limit potential borrowings at June 30, 2010. Future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at June 30, 2010 and December 31, 2009, and accordingly the entire $50,000 facility was available for borrowing at both dates. However, on July 3, 2010, a letter of credit was issued for $3,700 to guarantee payment to a supplier for purchases of products for resale, and availability under the line was temporarily reduced accordingly. Settlement of this letter of credit is expected in early August 2010. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At June 30, 2010, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At June 30, 2010 and December 31, 2009, accounts payable included $14,435 and $11,406, respectively, owed to these financial institutions.

Note 7—Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit however limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts.

We repurchased 193 shares for $1,302 in the six months ended June 30, 2010. As of June 30, 2010, we have repurchased an aggregate of 830 shares for $5,389. The maximum approximate dollar value of shares, however, that may yet be purchased under the program without further bank approval is $6,896.

We have permitted employees to surrender shares of nonvested stock to the Company to satisfy statutory withholding requirements due upon the vesting of such stock. Such net share settlements are reported as a

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

purchase of treasury shares in our financial statements similar to our open market treasury purchases. Our employees surrendered 15 shares for $97 in net share settlements during the second quarter of 2010. In the second quarter of 2010, we issued nonvested shares from treasury stock for restricted stock awards and reflected upon vesting the net remaining balance of treasury stock on the condensed consolidated balance sheet.

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

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at June 30, 2010	$1,035	$—	$—	$1,035
Money market fund deposits at December 31, 2009	$30,021	$—	$—	$30,021

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers that consist of manufacturers and distributors that historically have sold only to resellers rather than directly to end users. Certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases have restricted our ability to sell their products directly to certain customers, thereby eliminating our role. We believe that the success of direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe that more of our customers are seeking total IT solutions, rather than simply specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued supplier direct sales initiatives. For example, through the formation of our services group, ProConnection, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improved gross margins in this competitive environment.

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

We have also undertaken significant actions with respect to all of our internet websites, including those that serve our SMB and enterprise segments, in order to keep up with the improvements made by our competitors. We have historically increased the level of internet marketing expenditures on third-party “click fees” and affiliate charges, particularly with respect to consumer marketing, in order to increase visibility on third-party search engines. We have also launched various promotions, including selected free freight offers, in efforts to generate higher internet sales and increase brand awareness. All of these activities are costly, aggregating $6.2 million in 2009, and we expect these costs to continue and possibly increase in 2010. These costs are also expected to increase in future periods as we continue to expand our internet visibility and functionality, and if we do not generate increased internet sales, our operating margins may be further impacted.

The primary challenges we face in effectively managing our business are (1) increasing our revenues while at the same time, maintaining, if not improving, our gross margin in all four segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general and administrative, or SG&A, expenses, while increasing the investments in our IT systems. Competition may become even more intense in the future, which could put more pressure on margins.

Given the deterioration in the demand environment in 2008 and early 2009, management implemented cost reductions in the first quarter of 2009. Our cost-reduction efforts have resulted in structural savings, which we believe, will continue in future periods as (1) our overall sales productivity increases, and (2) the efficiency of our various support functions improves. Our support function costs are largely fixed within certain ranges of revenue; we plan to increase costs in future periods only as we experience step-increases over wider ranges of revenue growth.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2010	2009	2010	2009
Net sales (in millions)	$477.5	$377.3	$885.8	$703.5

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	11.7	11.8	11.8	12.2
Selling, general and administrative expenses	9.9	11.2	10.4	12.1
Special charges	—	3.2	—	1.9
Income (loss) from operations	1.8%	(2.6)%	1.4%	(1.8)%

Net sales in the second quarter of 2010 increased by $100.3 million, or 27%, compared to the second quarter of 2009. Net sales for our SMB, Large Account, and Public Sector segments increased in the second quarter of 2010 by 26%, 36%, and 33%, respectively, compared to the prior year quarter and offset the decline in sales to consumers and small office/home office, or SOHO, customers. Gross margin (gross profit expressed as a percentage of net sales) decreased by 3 basis-points year over year as increased competitive pricing pressures on invoice margins were largely offset by increased levels of higher margin software referral fees. Operating income in the second quarter of 2010 increased to $8.5 million compared to an operating loss of $9.8 million in the prior year quarter due to the increase in net sales, as well as the absence of special charges in the second quarter of 2010.

Net sales in the first half of 2010 increased by $182.3 million, or 26%, compared to the first half of 2009. Net sales for our SMB, Large Account, and Public Sector segments increased in the first half of 2010 by 26%, 37%, and 30%, respectively, compared to the prior year period and offset the decline in our Consumer/SOHO sales. Gross margin decreased by 41 basis-points year over year largely due to increased competitive pricing pressures. Operating income in the first half of 2010 increased to $12.7 million compared to an operating loss of $12.4 million in the prior year period due to the increase in net sales, the cost savings implemented in 2009, and the absence of special charges in the first half of 2010.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Six Months Ended
June 30,	2010	2009	2010	2009
Business Segment
SMB	40%	40%	43%	43%
Large Account	31	29	31	28
Public Sector	25	24	23	22
Consumer/SOHO	4	7	3	7

Total	100%	100%	100%	100%

Product Mix
Notebooks and PDAs	18%	14%	17%	15%
Desktop/Servers	16	14	15	13
Software	13	15	13	14
Videos, Imaging and Sound	11	12	12	13
Net/Com Products	10	10	10	10
Storage Devices	8	8	8	9
Printers and Printer Supplies	8	9	9	9
Memory and System Enhancements	4	4	4	3
Accessories/Other	12	14	12	14

Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2010	2009	2010	2009
Business Segment
SMB	14.4%	14.2%	14.1%	14.6%
Large Account	10.5	10.3	10.5	10.5
Public Sector	9.5	9.6	9.6	10.2
Consumer/SOHO	8.7	10.8	9.4	10.8
Total	11.7%	11.8%	11.8%	12.2%

Consolidated gross profit dollars increased for the three and six months ended June 30, 2010 due to higher net sales as compared to the prior year periods. As explained above, gross profit margins in the three and six months ended June 30, 2010 decreased year over year by 3 basis-points and 41 basis-points, respectively, due to increased competitive pricing pressures. Such pricing pressures were largely offset in the second quarter of 2010 by increased levels of higher margin software referral fees. Gross margin in 2010 was also adversely impacted by the year-over-year increase in large account sales, which generally have lower gross margin compared to sales by our SMB segment.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities who include all or part of the costs related to their distribution network in cost of goods sold. Such costs, as a percentage of net sales for the periods reported, are as follows:

	Three Months Ended		Six Months Ended
June 30,	2010	2009	2010	2009
Purchasing/Distribution Center	0.61%	0.73%	0.67%	0.82%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Six Months Ended
June 30,	2010	2009	2010	2009
Personnel costs	$33.2	$27.9	$64.1	$56.2
Advertising, net	4.1	4.3	8.2	8.4
Professional fees	2.5	1.8	4.2	4.1
Facilities operations	2.1	2.3	4.3	4.7
Credit card fees	1.7	1.8	3.2	3.3
Depreciation and amortization	1.3	1.7	2.9	3.5
Other, net	2.6	2.3	5.1	5.2

Total	$47.5	$42.1	$92.0	$85.4

Percentage of net sales	9.9%	11.2%	10.4%	12.1%

Personnel costs represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Personnel costs increased year over year in the three and six months ended June 30, 2010 due to increased variable compensation associated with increased operating results.

Year-Over-Year Comparisons

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$190.7	39.9%	$151.3	40.1%	26.1%
Large Account	149.4	31.3	109.7	29.0	36.2
Public Sector	120.6	25.3	90.8	24.1	32.8
Consumer/SOHO	16.8	3.5	25.5	6.8	(33.9)

Total	$477.5	100.0%	$377.3	100.0%	26.6%

Gross Profit:
SMB	$27.4	14.4%	$21.5	14.2%	27.4%
Large Account	15.7	10.5	11.3	10.3	38.0
Public Sector	11.4	9.5	8.7	9.6	31.3
Consumer/SOHO	1.5	8.7	2.8	10.8	(46.8)

Total	$56.0	11.7%	$44.3	11.8%	26.3%

Net sales for the second quarter of 2010 increased compared to the second quarter of 2009, as explained below:

•

Net sales for the SMB segment increased due to the improvement in profits of our customers and the continued release of pent-up IT demand. We believe that our SMB sales representatives have increased sales by acquiring a greater share of existing customers’ IT purchases during the second quarter of 2010, as both average order size and number of customer orders for the SMB segment increased compared to the prior year period. These increases, coupled with a reduced number of sales representatives in the second quarter of 2010 compared to last year, led to a 36% year-over-year increase in average annualized sales productivity in the second quarter of 2010. Sales representatives for our SMB segment totaled 344 at June 30, 2010, compared to 351 at June 30, 2009, and 331 at March 31, 2010.

•

Net sales for the Large Account segment increased substantially in the second quarter of 2010 due to the release of pent-up IT demand and increased investments made by large enterprises. Large account customers have continued to upgrade their IT systems through both virtualization and hardware purchases in order to improve workforce productivity. New customer acquisitions also contributed to increased year-over-year sales. Average annualized sales productivity in the second quarter of 2010 increased by 37% year over year, consistent with the year-over-year increase in revenues. Sales representatives for our Large Account segment totaled 86 at June 30, 2010, compared to 87 at both June 30, 2009 and March 31, 2010.

•

Net sales for the Public Sector segment increased in the second quarter of 2010 due to the growth in sales enabled by sales contracts entered into with both the federal government and higher educational institutions. Federal government sales increased 48% year over year in the second quarter of 2010, while sales to state and local government and educational institutions increased 26% this quarter. Overall average annualized sales productivity increased by 35% year over year in the quarter primarily due to the increase in net sales. Sales representatives for our Public Sector segment totaled 139 at June 30, 2010, compared to 145 at June 30, 2009, and 146 at March 31, 2010.

•

Net sales for the Consumer/SOHO segment represent net sales to consumers and small office/home office customers generated by either our inbound sales force or at our new website, www.pcconnectionexpress.com. Prior to 2010, we reported inbound and web sales under our SMB segment. We have revised the 2009 presentation of SMB net sales, gross profit, and SG&A expenses to reflect these results under our new Consumer/SOHO segment. Customer migration to the new website has taken longer than anticipated and contributed to the year-over-year decrease in net sales.

Gross profit for the second quarter of 2010 increased in dollars but gross margin decreased slightly on a consolidated basis compared to the second quarter of 2009, as explained below:

•

Gross profit and gross margin for the SMB segment increased year over year in the second quarter of 2010. Gross margin increased in the quarter due to larger software referral fees, which offset a decrease in vendor consideration as a percentage of net sales.

•

Gross profit and gross margin for the Large Account segment increased year over year in the second quarter of 2010. Gross margin increased in the quarter due to larger software referral fees, which offset a decrease in product invoice margin, associated with increased competitive pricing pressures.

•

Gross profit for the Public Sector segment increased in the second quarter of 2010 due to higher net sales. Gross margin decreased slightly compared to the prior year quarter due to lower product invoice margin associated with competitive pricing pressures, which offset an increase in vendor consideration as a percentage of net sales in the quarter compared to the prior year.

•

Gross profit and gross margin for the Consumer/SOHO segment decreased year over year in the second quarter of 2010. Gross margin decreased due to increased competitive pricing pressures and lower vendor consideration as a percentage of net sales.

Selling, general and administrative expenses in the second quarter of 2010 increased in dollars but decreased as a percentage of net sales compared to the prior year quarter. The decrease in expense as a percentage of net sales resulted from the year-over-year increase in sales in the second quarter of 2010 generated by our three primary sales segments.

As discussed in Note 4 to our Condensed Consolidated Financial Statements—Segment and Related Disclosures, we formed a new Consumer sales company in the first quarter of 2010, and as a result, revised our reporting of operating segments. Prior period SG&A expenses for the Consumer/SOHO business were primarily reported within the SMB segment. Under this revised reporting structure, prior period SG&A expenses for the SMB segment exclude Consumer/SOHO operating expenses. SG&A expenses attributable to our four operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$22.1	11.6%	$19.7	13.0%	12.2%
Large Account	9.2	6.2	7.4	6.7	25.6
Public Sector	11.4	9.4	9.1	10.0	25.4
Consumer/SOHO	3.0	17.9	3.7	14.6	(19.4)
Headquarters/Other	1.8		2.2		(21.6)

Total	$47.5	9.9%	$42.1	11.2%	12.8%

•

SG&A expenses for the SMB segment increased year over year in dollars but decreased as a percentage of net sales in the second quarter of 2010. Although personnel costs decreased due to the reassignment of certain technical sales specialists to the Headquarters/Other group, overall personnel expense increased year over year in the quarter due to increased variable compensation associated with the increase in gross profits during the same period. Additional usage of centralized headquarters services also contributed to the year-over-year dollar increase. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Large Account segment increased year over year in dollars but decreased as a percentage of net sales in the second quarter of 2010. The increase in personnel expense resulted from increased variable compensation associated with the 38% increase in gross profits, as well as incremental sales headcount hired in late 2009. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Public Sector segment increased year over year in dollars but decreased as a percentage of net sales in the second quarter of 2010. SG&A expense increased year over year in dollars due to increases in variable compensation, professional fees, and additional usage of centralized headquarters services. Variable compensation increased due to the 31% year-over-year increase in gross profit in the second quarter of 2010. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Consumer/SOHO group decreased in the second quarter of 2010 due to lower internet advertising costs compared to the prior year quarter. A decrease in usage of centralized headquarters services also contributed to the year-over-year dollar decrease.

•

Unallocated SG&A expenses for the Headquarters/Other group decreased in dollars year over year as increased usage by the operating segments offset increased personnel expense compared to the prior year quarter. Personnel expense increased year over year in the second quarter of 2010 due to increased variable compensation associated with improved operating results and the reassignment of certain technical sales specialists from the SMB segment. The “Headquarters/Other” group provides services to the four reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. The amounts shown above represent the remaining unallocated costs.

We did not record any special charges in the second quarter of 2010. In the three months ended June 30, 2009, we recorded special charges related to an asset write-off of $11.6 million and $0.5 million of workforce reduction and management restructuring charges.

Income from operations for the second quarter of 2010 increased by $18.3 million to $8.5 million, compared to an operating loss of $9.8 million for the second quarter of 2009. Income from operations as a percentage of net sales was 1.8% for the second quarter of 2010 compared to loss from operations of 2.6% as a percentage of net sales for the second quarter of 2009. Our operating income in the second quarter of 2010 resulted from increased year-over-year sales and the absence of special charges in the second quarter of 2010 compared to the prior year quarter.

Our effective tax rate was 40.4% for the second quarter of 2010 compared to the effective tax benefit rate of 34.3% for the second quarter of 2009. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We anticipate that our effective tax rate will be in the range of 40% to 42% in 2010.

Net income for the second quarter of 2010 increased by $11.5 million to $5.0 million, compared to a net loss of $6.5 million for the second quarter of 2009, principally due to the higher sales volumes and the absence of special charges in the second quarter of 2010 compared to the prior year quarter.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$379.4	42.8%	$302.0	42.9%	25.6%
Large Account	275.5	31.1	200.4	28.5	37.5
Public Sector	199.9	22.6	154.0	21.9	29.8
Consumer/SOHO	31.0	3.5	47.1	6.7	(34.3)

Total	$885.8	100.0%	$703.5	100.0%	25.9%

Gross Profit:
SMB	$53.5	14.1%	$44.1	14.6%	21.4%
Large Account	29.0	10.5	21.0	10.5	37.9
Public Sector	19.2	9.6	15.8	10.2	21.9
Consumer/SOHO	2.9	9.4	5.1	10.8	(42.4)

Total	$104.6	11.8%	$86.0	12.2%	21.7%

Net sales for the six months ended June 30, 2010 increased compared to the six months ended June 30, 2009, as explained below:

•

Net sales for the SMB segment increased due to the improvement in profits of our customers and the corresponding release of pent-up IT demand. The growing popularity of Microsoft’s Windows 7 operating system also contributed to an increasing number of companies upgrading their IT infrastructure. We believe that SMB sales representatives have increased sales by acquiring a greater share of existing customers’ IT purchases during the first half of 2010 compared to the prior year period.

•

Net sales for the Large Account segment increased substantially in the first half of 2010 due to the release of pent-up IT demand and increased investments made by large enterprises. Large account customers have continued to upgrade their IT systems through both virtualization and hardware purchases in order to improve workforce productivity. New customer acquisitions also contributed to increased year-over-year sales.

•

Net sales for the Public Sector segment increased in the first half of 2010 due to the growth in sales enabled by sales contracts with both the federal government and higher educational institutions. Federal government sales increased 41% year over year in the first half of 2010, while sales to state and local government and educational institutions increased 25% year over year in this period.

•	Net sales for the Consumer/SOHO segment decreased year over year. Customer migration to the new website has taken longer than anticipated and contributed to the year-over-year decrease in net sales.

Gross profit for the six months ended June 30, 2010 increased in dollars but gross margin decreased on a consolidated basis compared to the six months ended June 30, 2009, as explained below:

•

Gross profit for the SMB segment increased year over year in the first half of 2010 due to the increase in net sales. Gross margin decreased in the same period due to decreases in product invoice margin, vendor consideration, and freight expense as a percentage of net sales compared to the prior year period.

•

Gross profit for the Large Account segment increased due to higher net sales as gross margin was unchanged in the first half of 2010 compared to the prior year period. Increased levels of vendor consideration and higher margin software referral fees as a percentage of net sales were offset by a decrease in product invoice margin, associated with increased competitive pricing pressures, in the first half of 2010 compared to the prior year period.

•

Gross profit for the Public Sector segment in the first half of 2010 increased due to higher net sales. Gross margin decreased due to lower product invoice margins associated with competitive pricing pressures and a decrease in higher margin agency referral fees compared to the prior year period.

•

Gross profit and gross margin for the Consumer/SOHO segment decreased year over year in the first half of 2010. Gross margin decreased due to increased competitive pricing pressures, lower vendor consideration as a percentage of net sales, and reduced product pricing designed to attract customers to our new website.

Selling, general and administrative expenses in the six months ended June 30, 2010 increased in dollars but decreased as a percentage of net sales on a consolidated basis compared to the six months ended June 30, 2009.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$42.9	11.3%	$41.1	13.6%	4.3%
Large Account	17.6	6.4	14.5	7.2	21.1
Public Sector	20.5	10.2	17.7	11.5	15.6
Consumer/SOHO	5.8	18.8	7.5	15.9	(22.3)
Headquarters/Other	5.2		4.6		13.8

Total	$92.0	10.4%	$85.4	12.1%	7.7%

•

SG&A expenses for the SMB segment increased year over year in dollars but decreased as a percentage of net sales in the first half of 2010. The dollar increase resulted from additional usage of centralized headquarters services. Personnel expense was unchanged year over year, despite the earlier noted headcount reassignment to the Headquarters/Other group, due to increased variable compensation associated with the increase in gross profit during the same period. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Large Account segment increased year over year in dollars but decreased as a percentage of net sales in the first half of 2010. The increase in personnel expense resulted from higher variable compensation associated with the 38% increase in gross profit, as well as incremental sales headcount hired in late 2009. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Public Sector segment increased year over year in dollars but decreased as a percentage of net sales in the first half of 2010. SG&A expense increased in dollars due to increases in variable compensation, professional fees, and additional usage of centralized headquarters services. Variable compensation increased due to the 22% year-over-year increase in gross profit in the first half of 2010. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Consumer/SOHO group decreased in the first half of 2010 due to lower internet advertising costs compared to the prior year period. A decrease in usage of centralized headquarters services also contributed to the year-over-year dollar decrease.

•

Unallocated SG&A expenses for the Headquarters/Other group increased in dollars year over year as increased personnel expense offset increased usage by the operating segments compared to the prior year period. Personnel expense increased year over year in the first half of 2010 due to increased variable compensation associated with improved operating results and the reassignment into the group of technical sales specialists from the SMB segment. The amounts shown above represent the remaining unallocated costs.

We did not record any special charges in the six months ended June 30, 2010. In the six months ended June 30, 2009, we recorded special charges related to an asset write-off of $11.6 million and $1.4 million of workforce reduction and management restructuring charges.

Income from operations for the six months ended June 30, 2010 increased by $25.1 million to $12.7 million, compared to an operating loss of $12.4 million for the second quarter of 2009. Income from operations as a percentage of net sales was 1.4% for the six months ended June 30, 2010 compared to loss from operations of 1.8% as a percentage of net sales for the six months ended June 30, 2009. Our operating income in the six months ended June 30, 2010 was attributed to increased year-over-year sales, prior year cost reductions, and the absence of special charges in the first half of 2010 compared to the prior year period.

Our effective tax rate was 40.7% for the six months ended June 30, 2010 compared to the effective tax benefit rate of 34.5% for the prior year period of 2009. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We anticipate that our effective tax rate will be in the range of 40% to 42% in 2010.

Net income for the six months ended June 30, 2010 increased by $15.5 million to $7.5 million, compared to a net loss of $8.1 million for the six months ended June 30, 2009, principally due to the higher sales volumes and absence of special charges in the first half of 2010 compared to the prior year period.

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

We expect to meet our cash requirements for the next three-to-twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2010, we had approximately $49.8 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of June 30, 2010, our entire $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2010	2009
Net cash provided by operating activities	$7.3	$25.1
Net cash used for investing activities	(2.2)	(4.4)
Net cash used for financing activities	(1.6)	(0.4)

Increase in cash and cash equivalents	$3.5	$20.3

Cash provided by operating activities decreased by $17.8 million in the six months ended June 30, 2010 compared to the prior year period. Operating cash flow in the first half of 2010 resulted primarily from net income before depreciation and an increase in payables, offset by an increase in accounts receivable. During periods of increasing revenues, our working capital needs generally increase at a similar rate due to the increase in both accounts receivables and inventory. It is our goal to mitigate such working capital requirements through better inventory management and receivables collection. Inventory was largely unchanged from the prior year-end balance, despite increased sales, due to the year-over-year increase in direct shipments from distribution partners in the second quarter of 2010, as well as improved inventory management. Inventory turns increased to 27 turns for the second quarter of 2010 compared to 23 turns for the prior year quarter. Accounts receivable increased by $11.1 million from the prior year-end balance due in part to an increase in our public sector net sales in the month of June 2010 compared to December 2009. Our public sector customers generally have longer bill-to-cash cycles compared to our corporate customers. DSOs were 49 days at June 30, 2010, compared to 47 days at both June 30, 2009 and December 31, 2009.

At June 30, 2010, we had $127.7 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This amount includes $14.4 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $2.2 million in the six months ended June 30, 2010 compared to the prior year period. These activities consist of capital expenditures in the periods presented, primarily for computer equipment and capitalized internally-developed software, offset by proceeds from the sale of disposed capital assets, and the purchase of an intangible asset in the first half of 2010.

Cash used for financing activities in the six months ended June 30, 2010 increased by $1.2 million from the prior year period, and in both periods related to treasury stock purchases and repayments of a capital lease obligation to an affiliate. Our treasury stock purchases totaled $1.4 million in the six months ended June 30, 2010 compared to $0.2 million in the comparable prior year period.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at June 30, 2010). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At June 30, 2010, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $14.4 million as of June 30, 2010, are recorded in accounts payable, and the inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend to 2010 and 2013, respectively. These agreements, which grant us various marketing rights and seating arrangements, require annual payments aggregating from $0.3 million to $0.9 million per year.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters, excluding non-cash special charges) must not exceed 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility in the second quarter of 2010, and accordingly, the funded debt ratio did not limit potential borrowings at June 30, 2010. Any future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007 (loss quarters not counted). Such amount was calculated at June 30, 2010 as $176.7 million. Our actual consolidated stockholders’ equity at June 30, 2010 was $242.1 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of June 30, 2010, the entire $50.0 million facility was available for borrowings.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. These policies include revenue recognition, accounts receivable, vendor allowances, inventories, contingencies, value of goodwill and long-lived assets, including intangibles, stock-based compensation, and income taxes.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities or non-interest bearing deposit accounts, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings, which bear interest at variable rates based on the prime rate and Euro dollar rates. We had no borrowings outstanding pursuant to our credit agreement in the six months ended June 30, 2010. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, we did not have any outstanding borrowings in the six months ended June 30, 2010. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4–CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Economic weakness and financial markets turmoil adversely impacted economic conditions in 2009, resulting in recessionary pressures and declines in consumer confidence and spending. Businesses in turn reacted to the decline in consumer spending by reducing staffing levels and delaying or deferring corporate spending, including their IT expenditures. Both our SMB and Large Account segments, which serve small, medium, and large businesses, experienced in 2009 significant declines in revenues and increased competitive pricing pressures, which adversely affected our operating results. The financial markets turmoil also resulted in a substantial tightening of the credit markets, which increased the cost of capital and reduced the availability of credit to our customers. Although businesses increased their IT spending in the first half of 2010, considerable uncertainty exists regarding the momentum of the recovery and expected economic conditions. Future delays or reductions in IT spending could have a material adverse affect on demand for our products and consequently on our financial results. In addition, customer insolvencies could impact our ability to collect receivables and negatively impact our operating results and liquidity.

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

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	shifts in customer demand for hardware and software products;

•	loss of customers to competitors;

•	adverse weather conditions that affect response, distribution, or shipping;

•	industry shipments of new products or upgrades;

•	changes in vendor distribution of products;

•	changes in our product offerings and in merchandise returns;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in response rates; and

•	fluctuations in postage, paper, shipping, and printing costs.

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

Many product suppliers provide us with advertising allowances, and in exchange, we feature their products in our catalogs and other marketing vehicles. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. In the past, we have experienced a decrease in the level of vendor consideration available to us from certain manufacturers. The level of such consideration we receive from some manufacturers may decline in the future. Such a decline could decrease our gross profit and have a material adverse effect on our earnings and cash flows.

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

Our management information systems require continual upgrades to most effectively manage our operations and customer database. Although we maintain some redundant systems, with full data backup, our primary computer and telecommunications hardware is located in a single facility in New Hampshire, and a substantial interruption in our management information systems or in our telephone communication systems, including those resulting from extreme weather and natural disasters, as well as power loss, telecommunications failure, or similar events, would substantially hinder our ability to process customer orders and thus could have a material adverse effect on our business.

We are exposed to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry.

The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, placing larger than typical inventory stocking orders of selected products and increasing our participation in first-to-market purchase opportunities. We may also, from time to time, make large inventory purchases of certain end-of-life products, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers have limited return rights and taken steps to reduce their inventory exposure by supporting “configure-to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These actions reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us, which could negatively impact our business.

We acquire products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 69% and 67% of our total product purchases in the six months ended June 30, 2010 and 2009, respectively. Among these five vendors, purchases from Ingram Micro represented 27% and 21% of our total product purchases in the six months ended June 30, 2010 and 2009, respectively. Purchases from Tech Data Corporation comprised 14% and 19% of our total product purchases in the six months ended June 30, 2010 and 2009, respectively. Purchases from Synnex Corporation comprised 13% and 11% of our total product purchases in the six months ended June 30, 2010 and 2009, respectively. Purchases from HP represented 9% and 10% of our total product purchases in the six months ended June 30, 2010 and 2009, respectively. No other vendor supplied more than 10% of our total product purchases in the six months ended June 30, 2010 and 2009. If we were unable to acquire products from Ingram Micro, Tech Data, Synnex, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at June 30, 2010 was $127.7 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Many of our customers elect to have their purchases shipped by an interstate common carrier, such as United Parcel Service, Inc. (“UPS”) or FedEx Corporation. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended June 30, 2010 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (2)
04/01/10 – 04/30/10	—	—	—	$10,783,926
05/01/10 – 05/31/10	107,951	$6.79	93,402	$10,148,078
06/01/10 – 06/30/10	79,621	6.75	79,621	$9,610,502

Total	187,572	$6.77	173,023	$9,610,502

(1)	In May 2010, our employees surrendered 14,549 shares from nonvested stock awards to satisfy statutory withholding requirements due upon the vesting of their awards.
(2)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: August 6, 2010	By:	/S/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Date: August 6, 2010	By:	/S/ JACK FERGUSON
Jack Ferguson Executive Vice President, Treasurer, and Chief Financial Officer