Form 10-Q
period 2010-09-30
PC CONNECTION INC
filed 2010-11-10
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

YES  ☐     NO  ☑

The number of shares outstanding of the issuer’s common stock as of November 1, 2010 was 26,836,618.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$40,535	$46,297
Accounts receivable, net	256,706	218,095
Inventories	81,426	67,391
Deferred income taxes	3,758	3,386
Income taxes receivable	904	935
Prepaid expenses and other current assets	4,248	2,750

Total current assets	387,577	338,854
Property and equipment, net	13,818	12,420
Goodwill	48,060	48,060
Other intangibles, net	1,821	1,279
Other assets	411	482

Total Assets	$451,687	$401,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$847	$780
Accounts payable	152,749	125,120
Accrued expenses and other liabilities	25,076	20,441
Accrued payroll	12,453	8,843

Total current liabilities	191,125	155,184
Deferred income taxes	5,477	3,849
Capital lease obligation to affiliate, less current maturities	2,187	2,830
Other liabilities	3,397	3,966

Total Liabilities	202,186	165,829

Stockholders’ Equity:
Common stock	274	274
Additional paid-in capital	97,612	97,213
Retained earnings	157,197	141,114
Treasury stock at cost	(5,582)	(3,335)

Total Stockholders’ Equity	249,501	235,266

Total Liabilities and Stockholders’ Equity	$451,687	$401,095

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$532,827	$403,052	$1,418,635	$1,106,535
Cost of sales	470,856	356,708	1,252,031	974,238

Gross profit	61,971	46,344	166,604	132,297
Selling, general and administrative expenses	47,640	41,263	139,615	126,670
Special charges	—	—	—	12,955

Income (loss) from operations	14,331	5,081	26,989	(7,328)
Interest expense	(111)	(99)	(305)	(385)
Other, net	49	93	159	452

Income (loss) before taxes	14,269	5,075	26,843	(7,261)
Income tax (provision) benefit	(5,643)	(2,186)	(10,760)	2,072

Net income (loss)	$8,626	$2,889	$16,083	$(5,189)

Earnings (loss) per common share:
Basic	$0.32	$0.11	$0.59	$(0.19)

Diluted	$0.32	$0.11	$0.59	$(0.19)

Weighted average common shares outstanding:
Basic	26,939	27,078	27,070	27,017

Diluted	26,977	27,095	27,108	27,017

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2010

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2010	27,375	$274	$97,213	$141,114	(527)	$(3,335)	$235,266
Stock-based compensation expense	—	—	1,102	—	—	—	1,102
Issuance of common stock under Employee Stock Purchase Plan	23	—	135	—	—	—	135
Nonvested stock awards	—	—	(820)	—	128	820	—
Tax shortfall from stock-based compensation	—	—	(18)	—	—	—	(18)
Repurchase of common stock for treasury	—	—	—	—	(455)	(3,067)	(3,067)
Net income and comprehensive income	—	—	—	16,083	—	—	16,083

Balance—September 30, 2010	27,398	$274	$97,612	$157,197	(854)	$(5,582)	$249,501

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$16,083	$(5,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash portion of special charges	—	11,625
Depreciation and amortization	4,152	5,221
Provision for doubtful accounts	1,737	1,771
Deferred income taxes	1,256	(1,692)
Stock-based compensation expense	1,102	952
Income tax deficiency from stock-based compensation	(18)	(103)
Loss on disposal of fixed assets	6	15
Changes in assets and liabilities:
Accounts receivable	(40,348)	3,236
Inventories	(14,035)	834
Prepaid expenses and other current assets	(1,467)	(1,111)
Other non-current assets	71	(95)
Accounts payable	24,675	7,243
Accrued expenses and other liabilities	7,676	1,656

Net cash provided by operating activities	890	24,363

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,350)	(5,012)
Purchase of an intangible asset	(800)	—
Proceeds from sale of property and equipment	6	2

Net cash used for investing activities	(3,144)	(5,010)

Cash Flows from Financing Activities:
Purchase of treasury shares	(3,067)	(297)
Repayment of capital lease obligation to affiliate	(576)	(517)
Issuance of stock under Employee Stock Purchase Plan	135	138
Proceeds from short-term borrowings	—	22,055
Repayment of short-term borrowings	—	(22,055)

Net cash used for financing activities	(3,508)	(676)

(Decrease) increase in cash and cash equivalents	(5,762)	18,677
Cash and cash equivalents, beginning of period	46,297	47,003

Cash and cash equivalents, end of period	$40,535	$65,680

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$3,117	$156
Issuance of nonvested stock from treasury	820	372

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2010 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2010.

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

Note 2—Earnings Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive. In the nine months ended September 30, 2009, dilutive securities are antidilutive in calculating diluted loss per share due to the operating loss realized in the period and therefore are not included in the calculation.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
September 30,	2010	2009	2010	2009
Numerator:
Net income (loss)	$8,626	$2,889	$16,083	$(5,189)

Denominator:
Denominator for basic earnings (loss) per share	26,939	27,078	27,070	27,017
Dilutive effect of employee equity awards	38	17	38	—

Denominator for diluted earnings (loss) per share	26,977	27,095	27,108	27,017

Earnings (loss) per share:
Basic	$0.32	$0 .11	$0.59	$(0.19)

Diluted	$0.32	$0 .11	$0.59	$(0.19)

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

For the three and nine months ended September 30, 2010 and 2009, the following unexercised stock options and other common stock equivalents were excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
September 30,	2010	2009	2010	2009
Anti-dilutive common stock equivalents	751	813	751	934

Note 3—Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test; these assets are tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. The goodwill impairment test, performed at a reporting unit level, is a two-step test that requires under the first test that we determine the fair value of our reporting units. We have identified five reporting units, consisting of our four operating segments and the Headquarters/Other group, which provides services in areas such as finance, human resources, information technology, and executive oversight functions (See Note 4). We determine the fair value of such reporting units using established income and market valuation approaches.

We completed our annual impairment test of goodwill and an indefinite lived trademark, which are both held by our Large Account reporting unit, on the first day of 2010 and did not identify any impairments. To determine the fair value of our Large Account reporting unit, we considered its operating results and future projections, as well as changes in the Company’s overall market capitalization. The fair value of the reporting unit exceeded its carrying value as of January 1, 2010. To determine the fair value of the trademark, we calculated the undiscounted cash flows expected from the use of the asset and determined that the fair value was in excess of the carrying amount as of January 1, 2010. We did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of this reporting unit was in excess of its fair value during the nine months ended September 30, 2010. Accordingly, we did not perform any interim tests for impairment.

September 30, 2010
Goodwill	$48,060
Trademark	1,190

We purchased a licensing agreement for $800 in the first quarter of 2010, which we expect to amortize over the five-year license term. Intangible assets subject to amortization at September 30, 2010 consisted of the licensing agreement of $631 (net of accumulated amortization of $169). Intangible assets subject to amortization at December 31, 2009 consisted of customer lists of $89 (net of accumulated amortization of $5,130). For the three-month periods ended September 30, 2010 and 2009, we recorded amortization expense of $35 and $268, respectively. For the nine-month periods ended September 30, 2010 and 2009, we recorded amortization expense of $258 and $803, respectively.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2010	$36	(*)
2011	140
2012	140
2013	140
2014 and thereafter	175

(*) Represents estimated amortization expense for the three months ending December 31, 2010.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Net sales represent net sales to external customers and exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2010 and 2009 is shown below:

	Three Months Ended September 30, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$208,733	$159,641	$145,615	$18,838		$532,827

Operating income (loss) before allocations	$17,524	$8,468	$8,278	$(729)	$(19,210)	$14,331
Allocations	(10,625)	(1,086)	(5,031)	(1,116)	17,858	—

Operating income (loss)	$6,899	$7,382	$3,247	$(1,845)	$(1,352)	$14,331

Selected Operating Expenses:
Depreciation and amortization	$12	$88	$28	$—	$1,133	$1,261

	Three Months Ended September 30, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$163,985	$103,921	$116,567	$18,579		$403,052

Operating income (loss) before allocations	$12,236	$5,006	$5,045	$6	$(17,212)	$5,081
Allocations	(8,205)	(803)	(4,356)	(1,275)	14,639	—

Operating income (loss)	$4,031	$4,203	$689	$(1,269)	$(2,573)	$5,081

Selected Operating Expenses:
Depreciation and amortization	$28	$329	$29	$—	$1,299	$1,685

	Nine Months Ended September 30, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$588,189	$435,154	$345,503	$49,789		$1,418,635

Operating income (loss) before allocations	$49,022	$22,119	$16,086	$(1,800)	$(58,438)	$26,989
Allocations	(31,527)	(3,318)	(14,116)	(2,928)	51,889	—

Operating income (loss)	$17,495	$18,801	$1,970	$(4,728)	$(6,549)	$26,989

Selected Operating Expenses:
Depreciation and amortization	$42	$350	$79	$—	$3,681	$4,152
Balance Sheet Data as of September 30, 2010:
Total assets	$133,545	$149,893	$83,427	$3,644	$81,178	$451,687

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

	Nine Months Ended September 30, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$465,994	$304,318	$270,548	$65,675		$1,106,535

Operating income (loss) before allocations	$34,257	$13,126	$10,648	$162	$(65,521)	$(7,328)
Allocations	(27,379)	(2,519)	(12,102)	(3,825)	45,825	—

Operating income (loss)	$6,878	$10,607	$(1,454)	$(3,663)	$(19,696)	$(7,328)

Selected Operating Expenses:
Depreciation and amortization	$164	$988	$91	$—	$3,978	$5,221
Special charges	112	107	143	—	12,593	12,955

Our operating segments’ assets presented above are primarily accounts receivables, intercompany receivables, goodwill, and other intangibles, net. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, inventory, and property and equipment. Total assets for the Headquarters/Other group at September 30, 2010 are presented net of intercompany balances eliminations of $60,562. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors net sales by product mix (Notebook and PDA; Desktop/Server; Video, Imaging, and Sound; Software; Printer and Printer Supplies; Net/Com Product; Storage Device; Memory and System Enhancement; and Accessories/Other).

Net sales by product mix is presented below:

	Three Months Ended		Nine Months Ended
September 30,	2010	2009	2010	2009
Notebook and PDA	$92,451	$61,679	$244,929	$163,640
Software	82,748	55,582	198,529	157,031
Desktop/Server	82,222	56,714	216,391	150,053
Net/Com Product	54,606	42,930	140,555	114,380
Video, Imaging and Sound	50,840	53,672	158,406	144,315
Printer and Printer Supplies	40,379	35,188	117,907	97,454
Storage Device	35,986	31,762	107,872	91,879
Memory and System Enhancement	25,171	13,760	60,371	37,975
Accessories/Other	68,424	51,765	173,675	149,808

Total	$532,827	$403,052	$1,418,635	1,106,535

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

Note 6—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at September 30, 2010). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility in the quarter to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; this ratio did not limit potential borrowings at September 30, 2010. We did not have any borrowings under the credit facility in the third quarter of 2010. Future decreases in our consolidated EBITDA could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at September 30, 2010 and December 31, 2009, and accordingly the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At September 30, 2010, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregate amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At September 30, 2010 and December 31, 2009, accounts payable included $13,451 and $11,406, respectively, owed to these financial institutions.

Note 7—Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. However, our current bank line of credit limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts.

We repurchased 423 shares for $2,857 in the nine months ended September 30, 2010, excluding net share settlements discussed below. As of September 30, 2010, we have repurchased an aggregate of 1,060 shares for $6,945. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $5,341.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

We have permitted employees to surrender shares of stock to the Company to satisfy statutory withholding requirements due upon the vesting of such stock. Such net share settlements are reported as a purchase of treasury shares in our financial statements similar to our open market treasury purchases. Our employees surrendered 32 shares for $210 in net share settlements during the nine months ended September 30, 2010. In the nine months ended September 30, 2010, we issued 128 shares from treasury stock for restricted stock awards and reflected upon vesting the net remaining balance of treasury stock on the condensed consolidated balance sheet.

Note 8—Fair Value

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. The carrying values of cash, accounts receivable, and accounts payable approximate their fair market values due to their short-term nature. We are required to measure fair value under a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at September 30, 2010	$1,035	$—	$—	$1,035
Money market fund deposits at December 31, 2009	$30,021	$—	$—	$30,021

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

OVERVIEW

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer a growing range of design, installation, configuration, repair, and other services performed by our personnel and third-party providers. We operate through four sales segments: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, or Large Account, through our MoreDirect subsidiary, (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office customers, or Consumer/SOHO, through our PC Connection Express subsidiary.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers that consist of manufacturers and distributors that historically have sold only to resellers rather than directly to end users. Certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases have restricted our ability to sell their products directly to certain customers, thereby eliminating our role. We believe that the success of direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking total IT solutions, rather than simply specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued supplier direct sales initiatives. For example, through the formation of our services group, ProConnection, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improved gross margins in this competitive environment.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. As buying trends change and electronic commerce continues to grow, consumers have become more sophisticated due to the amount and quality of information available and the increased number of readily available choices. Customers are also better able to make price comparisons through the Internet, thereby necessitating more aggressive pricing strategies to remain competitive. The changing landscape of the consumer and business markets in which we operate could have a negative effect on our financial condition, results of operations, and cash flows. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, our consolidated internet sales represented approximately 30% of total sales in the nine months ended September 30, 2010, which is consistent with prior year levels.

We have undertaken significant actions with respect to all of our internet websites in order to keep up with the improvements made by our competitors. We have historically increased the level of internet marketing expenditures on third-party “click fees” and affiliate charges, particularly with respect to consumer marketing, in order to increase visibility on third-party search engines. We have also launched various promotions, including selected free freight offers, in efforts to generate higher internet sales and increase brand awareness. All of these activities are costly, and such costs are expected to increase in future periods as we continue to expand our internet visibility and functionality. If we do not generate increased internet sales, our operating margins may be further impacted.

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time, maintaining, if not improving, our gross margin in all four segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general and administrative, or SG&A, expenses, while increasing investments in our IT systems. Competition may become even more intense in the future, which could put more pressure on margins.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2010	2009	2010	2009
Net sales (in millions)	$532.8	$403.1	$1,418.6	$1,106.5

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	11.6	11.5	11.7	12.0
Selling, general and administrative expenses	8.9	10.2	9.8	11.5
Special charges	—	—	—	1.2
Income (loss) from operations	2.7%	1.3%	1.9%	(0.7)%

Net sales in the third quarter of 2010 increased by $129.8 million, or 32.2%, compared to the third quarter of 2009. Net sales for our SMB, Large Account, and Public Sector segments increased in the third quarter of 2010 by 27.3%, 53.6%, and 24.9%, respectively, compared to the prior year quarter. We believe the increase in revenues is due to increased corporate profits, strong federal government spending, and fulfillment of delayed IT replacement needs. Gross margin (gross profit expressed as a percentage of net sales) increased to 11.6% in the third quarter of 2010 compared to 11.5% in the prior year third quarter. Higher agency revenues and product invoice margins in the SMB and Public Sector segments offset lower product invoice margins in the Large Account and Consumer/SOHO segments, resulting in the year-over-year increase in the overall gross margin. Operating income in the third quarter of 2010 increased to $14.3 million compared to operating income of $5.1 million in the prior year quarter, primarily due to the increase in net sales.

Net sales in the nine months ended September 30, 2010 increased by $312.1 million, or 28.2%, compared to the nine months ended September 30, 2009. Net sales for our SMB, Large Account, and Public Sector segments increased in the nine months ended September 30, 2010 by 26.2%, 43.0%, and 27.7%, respectively, compared to the prior year period and offset the decline in our Consumer/SOHO sales. Gross margin decreased to 11.7% in the nine months ended September 30, 2010 compared to 12.0% in the nine months ended September 30, 2009, primarily due to increased competitive pricing pressures. Operating income in the nine months ended September 30, 2010 increased to $27.0 million compared to an operating loss of $7.3 million in the comparable prior year period due to the increase in net sales, the cost savings implemented in 2009, and the absence of special charges in the nine months ended September 30, 2010.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2010	2009	2010	2009
Business Segment
SMB	39%	41%	41%	42%
Large Account	30	26	31	28
Public Sector	27	29	24	24
Consumer/SOHO	4	4	4	6

Total	100%	100%	100%	100%

Product Mix
Notebook and PDA	17%	15%	17%	15%
Software	15	14	15	14
Desktop/Server	15	14	15	14
Net/Com Product	10	11	10	10
Video, Imaging and Sound	10	13	11	13
Printer and Printer Supplies	8	9	8	9
Storage Device	7	8	8	8
Memory and System Enhancement	5	3	4	3
Accessories/Other	13	13	12	14

Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2010	2009	2010	2009
Business Segment
SMB	14.2%	13.8%	14.2%	14.3%
Large Account	10.1	10.6	10.4	10.5
Public Sector	10.2	9.0	9.8	9.7
Consumer/SOHO	7.4	11.7	8.7	11.0
Total	11.6%	11.5%	11.7%	12.0%

Consolidated gross profit dollars for the three and nine months ended September 30, 2010 increased primarily due to higher net sales as compared to the prior year periods. Gross margin increased in the three months ended September 30, 2010 compared to the prior year period due to increased agency revenues and product invoice margins in the SMB and Public Sector segments, which offset lower product invoice margins in the Large Account segment. For the nine months ended September 30, 2010, gross margin decreased year over year due to increased competitive pricing pressures. Gross margin in 2010 was also adversely impacted by the year-over-year increase in large account sales, which generally have lower gross margin compared to sales by our SMB segment.

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

	Three Months Ended		Nine Months Ended
September 30,	2010	2009	2010	2009
Purchasing/Distribution Center	0.56%	0.72%	0.63%	0.78%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Nine Months Ended
September 30,	2010	2009	2010	2009
Personnel costs	$33.4	$27.9	$97.5	$84.2
Advertising, net	4.4	3.9	12.6	12.3
Professional fees	2.0	1.4	6.2	5.5
Facilities operations	2.0	2.1	6.3	6.9
Credit card fees	1.9	1.6	5.1	5.0
Depreciation and amortization	1.3	1.7	4.2	5.2
Other, net	2.6	2.7	7.7	7.6

Total	$47.6	$41.3	$139.6	$126.7

Percentage of net sales	8.9%	10.2%	9.8%	11.5%

Personnel costs represent the majority of our operating expenses, with sales personnel representing the largest portion of these costs. Personnel costs increased year over year in the three and nine months ended September 30, 2010 due to incremental variable compensation associated with increased operating results. We also added technical support personnel in 2010 to increase our enterprise/networking revenues, which has contributed to the year-over-year increase in operating expenses. We expect to continue to add technical support personnel in the near future.

Year-Over-Year Comparisons

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$208.7	39.2%	$164.0	40.7%	27.3%
Large Account	159.7	30.0	103.9	25.8	53.6
Public Sector	145.6	27.3	116.6	28.9	24.9
Consumer/SOHO	18.8	3.5	18.6	4.6	1.4

Total	$532.8	100.0%	$403.1	100.0%	32.2%

Gross Profit:
SMB	$29.7	14.2%	$22.6	13.8%	31.1%
Large Account	16.1	10.1	11.0	10.6	46.0
Public Sector	14.8	10.2	10.5	9.0	40.8
Consumer/SOHO	1.4	7.4	2.2	11.7	(35.5)

Total	$62.0	11.6%	$46.3	11.5%	33.7%

Net sales increased in all segments in the third quarter of 2010 compared to the third quarter of 2009, as explained below:

•

Net sales for the SMB segment increased due to the improvement in corporate profits and the continued release of pent-up IT demand. The continuing popularity of Microsoft’s Windows 7 operating system also contributed to an increasing number of companies upgrading their IT infrastructure. We believe that our SMB sales representatives have increased sales by acquiring a greater share of existing customers’ IT purchases during the third quarter of 2010, as average order size for the SMB segment increased by 16.9% compared to the prior year period. This increase contributed to a 27.3% year-over-year increase in average annualized sales productivity in the third quarter of 2010, consistent with the year-over-year increase in revenues. Sales representatives for our SMB segment totaled 358 at September 30, 2010, compared to 352 at September 30, 2009, and 344 at June 30, 2010.

•

Net sales for the Large Account segment increased in the third quarter of 2010 due to the continued release of pent-up IT demand and increased investments made by large enterprises. Given the continued macro-economic uncertainty, we believe that these customers have elected to upgrade their IT systems to improve workforce productivity, rather than increase their workforce. New customer acquisitions also contributed to the year-over-year increase in net sales. Average annualized sales productivity in the third quarter of 2010 increased by 59.9% year over year. Sales representatives for our Large Account segment totaled 84 at September 30, 2010, compared to 90 at September 30, 2009 and 86 at June 30, 2010.

•

Net sales for the Public Sector segment increased in the third quarter of 2010 due to the growth in contract sales entered into with both the federal government and higher educational institutions. Federal government sales increased 40.5% year over year in the third quarter of 2010, while sales to state and local government and educational institutions increased 15.9% this quarter. Overall average annualized sales productivity increased by 30.0% year over year in the quarter, primarily due to the increase in net sales. Sales representatives for our Public Sector segment totaled 134 at September 30, 2010, compared to 139 at September 30, 2009 and 139 at June 30, 2010.

•

Net sales for the Consumer/SOHO segment increased slightly year over year in the third quarter of 2010. Customer migration to the new Consumer/SOHO website has taken longer than anticipated, and we continue to work towards increasing profitable sales growth in the Consumer/SOHO segment.

Gross profit for the third quarter of 2010 increased year over year in dollars and as a percentage of net sales, as explained below:

•

Gross profit and gross margin for the SMB segment increased year over year in the third quarter of 2010. Gross margin increased in the quarter due to increases in both product invoice margins and higher-margin software referral revenues.

•

Gross profit increased for the Large Account segment in the third quarter of 2010 due to increased net sales. Gross margin was negatively impacted by a decrease in product invoice margin associated with increased competitive pricing.

•

Gross profit and gross margin for the Public Sector segment increased in the third quarter of 2010. Gross margin increased due to increases in product invoice margin, agency revenues, and vendor consideration as a percentage of net sales in the quarter compared to the prior year period.

•

Gross profit and gross margin for the Consumer/SOHO segment decreased year over year in the third quarter of 2010. Gross margin decreased due to increased promotional pricing initiatives, free freight, and other marketing programs designed to attract customers to our new website.

Selling, general and administrative expenses in the third quarter of 2010 increased in dollars but decreased as a percentage of net sales compared to the prior year quarter. The decrease in expense as a percentage of net sales resulted from the year-over-year increase in sales in the third quarter of 2010 generated by our three primary business segments and improved expense management.

As discussed in Note 4 to our Condensed Consolidated Financial Statements – Segment and Related Disclosures, we formed a new Consumer sales company in the first quarter of 2010, and as a result, revised our reporting of operating segments. Prior period SG&A expenses for the Consumer/SOHO business were reported within the SMB segment. Under this revised reporting structure, prior period SG&A expenses for the SMB segment exclude Consumer/SOHO operating expenses. SG&A expenses attributable to our four operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$22.8	10.9%	$18.6	11.4%	22.5%
Large Account	8.7	5.4	6.8	6.5	27.7
Public Sector	11.5	7.9	9.9	8.5	17.2
Consumer/SOHO	3.2	17.2	3.5	18.5	(5.7)
Headquarters/Other	1.4		2.5		(46.7)

Total	$47.6	8.9%	$41.3	10.2%	15.5%

•

SG&A expenses for the SMB segment increased year over year in dollars but decreased as a percentage of net sales in the third quarter of 2010. Although we reassigned technical support personnel from the SMB segment to the Headquarters/Other group at the beginning of 2010, personnel expense increased year over year in the quarter due to incremental variable compensation associated with the increase in gross profits during the same period. Additional usage of centralized headquarters services also contributed to the year-over-year dollar increase. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Large Account segment increased year over year in dollars but decreased as a percentage of net sales in the third quarter of 2010. The increase in personnel expense resulted from incremental variable compensation associated with the improvement in gross profits and the addition of sales support personnel. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Public Sector segment increased year over year in dollars but decreased as a percentage of net sales in the third quarter of 2010. SG&A expense increased in dollars due to increases in variable compensation and professional fees, as well as additional usage of centralized headquarters services. Variable compensation increased due to the higher gross profit in the third quarter of 2010. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Consumer/SOHO group decreased in dollars and as a percentage of net sales in the third quarter of 2010 due to reduced internet advertising costs and catalogs circulated compared to the prior year quarter. A decrease in usage of centralized headquarters services also contributed to the year-over-year dollar decrease.

•

Unallocated SG&A expenses for the Headquarters/Other group decreased in dollars year over year as increased usage by the operating segments offset increased personnel expense compared to the prior year quarter. Personnel expense increased year over year in the third quarter of 2010 due to increased variable compensation associated with improved operating results and the reassignment into the Headquarters/Other group of technical support personnel from the SMB segment. The Headquarters/Other group provides services to the four reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the third quarter of 2010 increased by $9.2 million to $14.3 million, compared to operating income of $5.1 million for the third quarter of 2009. Income from operations as a percentage of net sales was 2.7% for the third quarter of 2010 compared to 1.3% of net sales for the third quarter of 2009. The increase in operating income in the third quarter of 2010 resulted primarily from the year-over-year increase in net sales.

Our effective tax rate was 39.5% for the third quarter of 2010 compared to the effective tax rate of 43.1% for the third quarter of 2009. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We anticipate that our effective tax rate will be in the range of 40% to 42% in 2010.

Net income for the third quarter of 2010 increased by $5.7 million to $8.6 million, compared to net income of $2.9 million for the third quarter of 2009, principally due to the higher sales volumes.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$588.2	41.4%	$466.0	42.1%	26.2%
Large Account	435.1	30.7	304.3	27.5	43.0
Public Sector	345.5	24.4	270.5	24.5	27.7
Consumer/SOHO	49.8	3.5	65.7	5.9	(24.2)

Total	$1,418.6	100.0%	$1,106.5	100.0%	28.2%

Gross Profit:
SMB	$83.2	14.2%	$66.7	14.3%	24.7%
Large Account	45.1	10.4	32.0	10.5	40.7
Public Sector	34.0	9.8	26.3	9.7	29.4
Consumer/SOHO	4.3	8.7	7.3	11.0	(40.4)

Total	$166.6	11.7%	$132.3	12.0%	25.9%

Net sales for the nine months ended September 30, 2010 increased compared to the nine months ended September 30, 2009, as explained below:

•

Net sales for the SMB segment increased due to the improvement in corporate profits and the corresponding release of pent-up IT demand. The continuing popularity of Microsoft’s Windows 7 operating system also contributed to an increasing number of companies upgrading their IT infrastructure. We believe that our SMB sales representatives have acquired a greater share of existing customers’ IT purchases during the nine months ended September 30, 2010 compared to the prior year period.

•

Net sales for the Large Account segment increased in the nine months ended September 30, 2010 due to the release of pent-up IT demand and increased investments made by large enterprises. Large account customers have continued to upgrade their IT systems through both virtualization and hardware purchases in order to improve workforce productivity. New customer acquisitions also contributed to the year-over-year increase in net sales.

•

Net sales for the Public Sector segment increased in the nine months ended September 30, 2010 due to the growth in sales enabled by sales contracts entered into with both the federal government and higher educational institutions. Federal government sales increased 40.6% year over year in the nine months ended September 30, 2010, while sales to state and local government and educational institutions increased 21.0% year over year in the nine months ended September 30, 2010.

•

Net sales for the Consumer/SOHO segment decreased year over year in the nine months ended September 30, 2010. Customer migration to its new website has taken longer than anticipated and contributed to the year-over-year decrease in net sales.

Gross profit for the nine months ended September 30, 2010 increased in dollars but gross margin decreased on a consolidated basis compared to the nine months ended September 30, 2009, as explained below:

•

Gross profit for the SMB segment increased year over year in the nine months ended September 30, 2010 due to the increase in net sales. Gross margin decreased slightly in the same period as a decrease in vendor consideration offset lower inventory allowance expense compared to the prior year period.

•

Gross profit for the Large Account segment increased due to higher net sales, however, gross margin decreased slightly in the nine months ended September 30, 2010 compared to the prior year period. A decrease in product invoice margin, associated with increased competitive pricing pressures, more than offset increased levels of vendor consideration and higher margin agency fees as a percentage of net sales in the nine months ended September 30, 2010, compared to the prior year period.

•

Gross profit for the Public Sector segment in the nine months ended September 30, 2010 increased primarily due to higher net sales. Gross margin increased slightly as an increase in higher margin agency referral fees were largely offset by lower product invoice margins associated with competitive pricing pressures compared to the prior year period.

•

Gross profit for the Consumer/SOHO segment decreased year over year in the nine months ended September 30, 2010 due to decreases in net sales and gross margin. Gross margin decreased due to increased competitive pricing pressures, lower vendor consideration as a percentage of net sales, and reduced product pricing designed to attract customers to our new website.

Selling, general and administrative expenses in the nine months ended September 30, 2010 increased in dollars but decreased as a percentage of net sales on a consolidated basis compared to the nine months ended September 30, 2009.

SG&A expenses attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$65.7	11.2%	$59.8	12.8%	10.0%
Large Account	26.3	6.0	21.3	7.0	23.2
Public Sector	32.0	9.3	27.6	10.2	16.1
Consumer/SOHO	9.1	18.2	10.9	16.6	(17.1)
Headquarters/Other	6.5		7.1		(7.8)

Total	$139.6	9.8%	$126.7	11.5%	10.2%

•

SG&A expenses for the SMB segment increased year over year in dollars, but decreased as a percentage of net sales in the nine months ended September 30, 2010. The dollar increase resulted from additional usage of centralized headquarters services and increased personnel expense. Although salary expense decreased due to the reassignment of technical support personnel from the SMB segment to the Headquarters/Other group in early 2010, personnel expense increased year over year due to incremental variable compensation associated with the increase in gross profit during the same period. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Large Account segment increased year over year in dollars, but decreased as a percentage of net sales in the nine months ended September 30, 2010. The increase in personnel expense resulted from higher variable compensation associated with the increase in gross profit, as well as incremental headcount hired in late 2009. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Public Sector segment increased year over year in dollars, but decreased as a percentage of net sales in the nine months ended September 30, 2010. SG&A expense increased in dollars due to increases in variable compensation, professional fees, and additional usage of centralized headquarters services. Variable compensation increased due to the year-over-year increase in gross profit in the nine months ended September 30, 2010. SG&A expense as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Consumer/SOHO group decreased in the nine months ended September 30, 2010 due to reduced internet advertising costs and catalog circulation, as well as decreased usage of centralized headquarters services compared to the prior year period.

•

Unallocated SG&A expenses for the Headquarters/Other group decreased in dollars year over year as increased usage by the operating segments offset increased personnel expense compared to the prior year period. Personnel expense increased year over year in the nine months ended September 30, 2010 due to increased variable compensation associated with improved operating results and the reassignment into the group of technical sales specialists from the SMB segment. We have also added technical support specialists in 2010 to increase enterprise/networking sales. The amounts shown above represent the remaining unallocated costs.

Special Charges. We did not record any special charges in the nine months ended September 30, 2010. In the nine months ended September 30, 2009, we recorded special charges related to an asset write-off of $11.6 million and $1.4 million of workforce reduction and management restructuring charges.

Income from operations for the nine months ended September 30, 2010 increased by $34.3 million to $27.0 million, compared to an operating loss of $7.3 million for the third quarter of 2009. Income from operations as a percentage of net sales was 1.9% for the nine months ended September 30, 2010, compared to a loss from operations of 0.7% as a percentage of net sales for the nine months ended September 30, 2009. Our operating income in the nine months ended September 30, 2010 resulted from increased year-over-year sales, prior year cost reductions, and the absence of special charges in the nine months ended September 30, 2010, compared to the prior year period in which special charges totaled $13.0 million.

Our effective tax rate was 40.1% for the nine months ended September 30, 2010 compared to the effective tax benefit rate of 28.5% for the prior year period of 2009. Our tax rate for the nine months ended September 30, 2009 was affected by unrealized state tax loss benefits, which decrease the benefit rate in loss periods and increase the tax rate in profitable periods. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the nine months ended September 30, 2010 increased by $21.3 million to $16.1 million, compared to a net loss of $5.2 million for the nine months ended September 30, 2009, principally due to higher sales volumes and absence of special charges in the nine months ended September 30, 2010 compared to the prior year period.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve months. We expect our capital needs for 2010 to consist primarily of capital expenditures, excluding any expenditures on new IT systems, of $5.0 to $6.0 million and payments on capital lease and other contractual obligations of approximately $3.8 million. We are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. In the third quarter of 2010, we completed the first phase of this review and purchased a comprehensive database management system for $3.0 million. Payment for that software was made in October 2010. While we have not yet finalized any decisions regarding whether or to what extent new software will be acquired and implemented, capital costs for the entire project, if fully implemented, would likely exceed $20 million and could require up to five years to complete.

We expect to meet our cash requirements for the next three-to-twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2010, we had approximately $40.5 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of September 30, 2010, our entire $50.0 million bank line of credit was available for borrowing. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our operations, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While we do not anticipate needing any additional sources of financing to fund our operations at this time, our cash flows from operations may be substantially affected if demand for information technology products declines. See also related risks listed below under Item 1A, “Risk Factors.”

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2010	2009
Net cash provided by operating activities	$0.9	$24.4
Net cash used for investing activities	(3.2)	(5.0)
Net cash used for financing activities	(3.5)	(0.7)

(Decrease) increase in cash and cash equivalents	$(5.8)	$18.7

Cash provided by operating activities decreased by $23.5 million in the nine months ended September 30, 2010 compared to the prior year period. Operating cash flow in the nine months ended September 30, 2010 resulted primarily from net income before depreciation and amortization and an increase in payables, offset by increases in accounts receivable and inventory. During periods of increasing revenues, our working capital needs generally increase at a similar rate due to the increase in both accounts receivables and inventory. It is our goal to mitigate such working capital requirements through strong inventory management and receivables collection. Inventory increased by $14.0 million from the prior year-end balance due to opportunistic purchases of inventory to meet future product demands. Inventory turns increased to 26 turns for the third quarter of 2010 compared to 24 turns for the prior year quarter. Accounts receivable increased by $38.6 million from the prior year-end balance largely due to record monthly sales realized in September of this year. Days sales outstandings were 49 days at September 30, 2010, compared to 45 days at September 30, 2009 and 47 days December 31, 2009.

At September 30, 2010, we had $152.7 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This amount includes $13.5 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $1.8 million in the nine months ended September 30, 2010 compared to the prior year period. These activities consist of capital expenditures in the periods presented, primarily for computer equipment and capitalized internally-developed software, offset by proceeds from the sale of disposed capital assets, and the purchase of an intangible asset in the nine months ended September 30, 2010.

Cash used for financing activities in the nine months ended September 30, 2010 increased by $2.8 million from the prior year period, and in both periods related to treasury stock purchases and repayments of a capital lease obligation to an affiliate. Our treasury stock purchases totaled $3.1 million in the nine months ended September 30, 2010 compared to $0.3 million in the comparable prior year period.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at September 30, 2010). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At September 30, 2010, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $13.5 million as of September 30, 2010, are recorded in accounts payable, and the inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the Boston Red Sox and the New England Patriots that extend through 2010 and 2013, respectively. These agreements, which grant us various marketing rights and seating arrangements, require annual payments aggregating from $0.3 million to $0.9 million per year.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters, excluding non-cash special charges) must not exceed 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility in the third quarter of 2010, and accordingly, the funded debt ratio did not limit potential borrowings at September 30, 2010. Future decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007. Such amount was calculated at September 30, 2010 as $181.0 million, whereas our actual consolidated stockholders’ equity at this date was $249.5 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of September 30, 2010, the entire $50.0 million facility was available for borrowings.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term securities or non-interest bearing deposit accounts, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings, which bear interest at variable rates based on the prime rate and Euro dollar rates. We had no borrowings outstanding pursuant to our credit agreement in the nine months ended September 30, 2010. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. However, as noted above, we did not have any outstanding borrowings in the nine months ended September 30, 2010. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4–CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Economic weakness and financial markets turmoil adversely impacted economic conditions in 2009, resulting in recessionary pressures and declines in consumer confidence and spending. Businesses in turn reacted to the decline in consumer spending by reducing staffing levels and delaying or deferring corporate spending, including their IT expenditures. Both our SMB and Large Account segments, which serve small, medium, and large businesses, experienced in 2009 significant declines in revenues and increased competitive pricing pressures, which adversely affected our operating results. The financial markets turmoil also resulted in a substantial tightening of the credit markets, which increased the cost of capital and reduced the availability of credit to our customers. Although businesses increased their IT spending in the nine months ended September 30, 2010, considerable uncertainty exists regarding the momentum of the recovery and expected economic conditions. Future delays or reductions in IT spending could have a material adverse affect on demand for our products and consequently on our financial results. In addition, customer insolvencies could impact our ability to collect receivables and negatively impact our operating results and liquidity.

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

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	shifts in customer demand for hardware and software products, including demand for total solutions;

•	loss of customers to competitors;

•	adverse weather conditions that affect response, distribution, or shipping;

•	industry shipments of new products or upgrades;

•	changes in vendor distribution of products; changes in our product offerings and in merchandise returns; the timing of new merchandise and catalog offerings;

•	fluctuations in response rates; and

•	fluctuations in shipping, printing, postage, and paper costs.

Our results also may vary based on our ability to manage personnel levels in response to fluctuations in revenue. We base personnel levels and other operating expenditures on sales forecasts. If our revenues do not meet anticipated levels in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and Hewlett-Packard (“HP”), who provide products to us, are also selling their products directly to end users through their own catalogs, stores, and via the Internet. We compete not only for customers, but also for advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

The market for personal computer products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, placing larger than typical inventory stocking orders of selected products and increasing our participation in first-to-market purchase opportunities. We may also, from time to time, make large inventory purchases of certain end-of-life products, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers have limited return rights and have taken steps to reduce their inventory exposure by supporting “configure-to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These actions reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us, which could negatively impact our business.

We acquire products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 68% and 67% of our total product purchases in the nine months ended September 30, 2010 and 2009, respectively. Among these five vendors, purchases from Ingram Micro represented 26% and 23% of our total product purchases in the nine months ended September 30, 2010 and 2009, respectively. Purchases from Tech Data Corporation comprised 14% and 17% of our total product purchases in the nine months ended September 30, 2010 and 2009, respectively. Purchases from Synnex Corporation comprised 12% and 11% of our total product purchases in the nine months ended September 30, 2010 and 2009, respectively. Purchases from HP represented 9% and 10% of our total product purchases in the nine months ended September 30, 2010 and 2009, respectively. No other vendor supplied more than 10% of our total product purchases in the nine months ended September 30, 2010 and 2009. If we were unable to acquire products from Ingram Micro, Tech Data, Synnex, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at September 30, 2010 was $152.7 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We face uncertainties relating to the collection of state sales and use tax by our Consumer/SOHO segment.

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies. Our SMB, Large Account, and Public Sector segments are registered in substantially all states. Our Consumer/SOHO segment is registered in only seven states.

Moreover, due to our presence on various forms of electronic media and other operational factors, our contacts with many states may exceed the limited contacts involved in the Supreme Court case. We cannot predict the level of contacts that is sufficient to permit a state to impose on us a sales or use tax collection obligation. If the Supreme Court changes its position, or if legislation is passed to overturn the Supreme Court’s decision, or if a court were to determine that our contacts with a state exceed the constitutionally permitted contacts, the expansion of a sales or use tax collection obligation on our Consumer/SOHO segment in states to which it ships products would result in additional administrative expenses to us, could result in tax liability for past sales as well as price increases to our customers, and could reduce future sales.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 64% of the outstanding shares of our common stock. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, these stockholders can control decisions to adopt or amend our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2010 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (2)
07/01/10 – 07/31/10	—	—	—	$9,610,502
08/01/10 – 08/31/10	150,715	$6.68	133,455	$8,716,534
09/01/10 – 09/30/10	95,955	6.89	95,955	$8,055,184

Total	246,670	$6.76	229,410	$8,055,184

(1)	In August 2010, our employees surrendered 17,260 shares from nonvested stock awards to satisfy statutory withholding requirements due upon the vesting of their awards.
(2)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. However, our bank line of credit limits repurchases made after June 2005 to $10.0 million without bank approval of higher amounts; the maximum approximate dollar value of shares that may yet be repurchased without further bank approval is $5.3 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.2	Amended and Restated Form of Restricted Stock Agreement for 2007 Amended and Restated Stock Incentive Plan.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: November 10, 2010	By:	/S/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Date: November 10, 2010	By:	/S/ JACK FERGUSON
Jack Ferguson Executive Vice President, Treasurer, and Chief Financial Officer