Form 10-K
period 2010-12-31
PC CONNECTION INC
filed 2011-03-11
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2010, based on $6.06 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $57,085,667.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 3, 2011:

Class	Number of Shares
Common Stock, $.01 par value	26,909,774

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

GENERAL

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide a broad range of products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer an extensive range of design, configuration, and implementation of IT solutions. These services are performed by our personnel and third-party providers. We operate through four sales segments, which primarily serve: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, or Large Account, through our MoreDirect subsidiary, (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office customers, or Consumer/SOHO, through our PC Connection Express subsidiary. Our principal customers are SMBs (comprised of 20 to 1,000 employees), medium-to-large corporate accounts, and government and educational institutions. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media. We offer a broad selection of over 300,000 products at competitive prices, including products from Acer, Apple, Cisco Systems, Hewlett-Packard, IBM, Lenovo, Microsoft, Sony, Symantec, and Toshiba. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the VARBusiness 500 for each of the last ten years. In 2008, we were awarded first place by InformationWeek 500 in the Supply Chain Innovation and Retail Industry categories and were ranked #8 overall among the nation’s most innovative companies by InformationWeek.

We believe that our consistent customer focus has also resulted in strong brand name recognition and a broad and loyal customer base. Approximately 94% of our sales in the year ended December 31, 2010 were made to customers who had previously purchased products from us. We believe we also have strong relationships with vendors, resulting in favorable product allocations and marketing assistance.

Our marketing efforts include programs targeted at consumer/SOHOs, SMBs, government and educational institutions, and medium-to-large corporate accounts. As of December 31, 2010, we employed 615 sales representatives, including 116 new sales representatives with less than 12 months of outbound telemarketing experience with us. Sales representatives are responsible for managing corporate and public sector accounts and focus on outbound sales calls to current and prospective customers. These sales representatives are supported by a growing group of technical sales specialists, or TSSs, who provide technical support for more complex sales opportunities. We believe that increasing our sales representatives’ productivity is important to our future success, and we have increased our investments in this area accordingly.

We market our products and services through our websites: www.pcconnection.com, www.moredirect.com, www.govconnection.com, www.pcconnectionexpress.com, and www.macconnection.com. Our websites provide extensive product information, customized pricing, and the convenience of placing online orders. For the fiscal year 2010, Internet sales processed directly online were $605.9 million, or 30.7% of net sales, compared to $468.6 million, or 29.9% of net sales in 2009.

We also publish several catalogs, including PC Connection®, focusing on PCs and compatible products, MacConnection®, focusing on Apple personal computers and compatible products, and PC Connection Express®, serving our consumer and SOHO customers. We also issue, from time to time, specialty catalogs, including GovConnection catalogs directed to government and educational institutions. With concise product descriptions, relevant technical information, and illustrations, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software, and other related products. We distributed approximately 9 million catalogs in 2010.

Additional financial information regarding our business segments and geographic data about our customers and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 15 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or the SEC. Such reports and information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains such reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We maintain a corporate website with the address www.pcconnection.com. We are not including the information contained in our website as part of, or incorporating by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC.

MARKET AND COMPETITION

We generate approximately 42% of our sales from the SMB market, 31% from medium-to-large corporate accounts (Fortune 1000), 23% from government and educational institutions, and 4% from the consumer markets. The overall IT market that we serve is estimated to be in excess of $100 billion.

The largest segment of this market is served by local and regional “value added resellers,” or VARs, many of whom we believe are transitioning from the hardware and software business to IT services, which generally have higher margins. We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide computing supplier. We have also partnered with third-party technology and telecommunications service providers. We now offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection at lower prices.

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

•

Transforming our company into an IT solution provider. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on four practice areas—Lifecycle, Data Center, Networking, and Software. These IT practice groups are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these four practice groups to transform our company into a recognized IT solution provider, which will enable us to capture a greater share of the IT expenditures of our customers.

•

Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the VARBusiness 500 for each of the last ten years, and in 2007, Forbes Magazine acknowledged us as one of America’s most trustworthy companies. Our mailing list of customers and prospects includes more than 4,700,000 names.

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

GROWTH STRATEGIES

Our growth strategies are designed to increase revenues derived from broader product and service offerings, increase penetration of our existing customers, and expand our customer base. The key elements of our growth strategies include:

•

Expanding hardware and software offerings. We offer our customers an extensive range of IT hardware and software products and in response to customer demand continually evaluate and add new products as they become available. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices.

•

Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers. Our solution services are focused on four IT practice areas—Lifecycle, Data Center, Networking, and Software. These practice groups consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers. Our investment in these four practice areas is expected to increase our share of the annual IT expenditures of our customers by broadening the range of products and services they purchase from us.

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

•

Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives, and provide ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating clients’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives technical support on more complex sales opportunities through our expanding group of TSSs.

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

MARKETING AND SALES

We sell our products through our direct marketing channels to SMBs, consumer/SOHOs, government and educational institutions, and medium-to-large corporate accounts. We strive to be the primary supplier of IT products and solutions, including personal computers and related products, to our existing customers and to our expanding customer base. We use multiple marketing approaches to reach existing and prospective customers, including:

•	outbound telemarketing and field sales;

•	web and print media advertising;

•	marketing programs targeted to specific customer populations; and

•	catalogs and inbound telesales.

All of our marketing approaches emphasize our broad product offerings, fast delivery, customer support, competitive pricing, and our wide range of service solutions.

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

Sales Channels. The following table sets forth our percentage of net sales by sales channel:

	Years Ended December 31,
	2010	2009	2008
Sales Channel
Outbound Telemarketing and Field Sales	68%	69%	69%
Internet Sales	31	30	29
Inbound Telesales	1	1	2

Total	100%	100%	100%

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

Internet Sales. (www.pcconnection.com, www.moredirect.com, www.govconnection.com, www.pcconnectionexpress.com, and www.macconnection.com) We provide product descriptions and prices of generally all products online. Our PC Connection website also provides updated information for more than 300,000 items and on-screen images for more than 100,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites are an important sales source and communication tool for improving customer service.

Our MoreDirect subsidiary’s business process and operations are primarily Web based. During 2010, approximately two-thirds of MoreDirect’s orders were received via the Internet. Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products. MoreDirect’s website aggregates the current available inventories of its largest IT suppliers into a single on-line source for its corporate customers. Its custom designed Internet-based system, TRAXX™, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

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

Inbound Telesales. Our inbound sales representatives answer customer telephone calls generated by our catalogs and other advertising programs. They also assist customers in making purchasing decisions, process product orders, and respond to customer inquiries on order status, product pricing, and availability. Using our proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information, expediting the ordering process. Our inbound sales have decreased in recent years reflecting increased Internet usage by our consumer and SOHO customers.

Business Segments. We conduct our business operations through four business segments: SMB, Large Account, Public Sector, and Consumer/SOHO.

SMB Segment. Our principal target customers in this segment are small-to-medium-sized business customers with 20 to 1,000 employees. We use a combination of outbound telemarketing, including some on-site sales solicitation by business development managers, and Internet sales through Internet Business Accounts, to reach these customers.

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

Public Sector Segment. We use a combination of outbound telemarketing, including some on-site sales solicitation by field sales account managers, and Internet sales through Internet Business Accounts, to reach these customers. Through our GovConnection subsidiary, we target each of the four distinct market sectors within this segment—federal government, higher educational institutions, school grades K-12, and state and local governments.

Consumer/SOHO Segment. In January 2010, we formed a new consumer sales company, PC Connection Express, Inc., to focus on the consumer and SOHO customer. Our primary means of marketing to these customers consists of internet sales and inbound sales representatives. Prior period sales and operating results relating to consumer and SOHO customers were reported primarily within our SMB segment. We have revised the reporting of operating segments to reflect the basis for assessing performance and allocating resources. Under this revised reporting structure, the prior year operating results related to our consumer and SOHO customers that were formerly reported within the SMB segment were excluded from that segment for comparative purposes.

The following table sets forth the pro forma relative distribution of our net sales by business segment:

	Years Ended December 31,
	2010	2009	2008
Business Segment
SMB	42%	42%	46%
Large Account	31	27	27
Public Sector	23	25	21
Consumer/SOHO	4	6	6

Total	100%	100%	100%

Catalog Distribution. We publish a variety of catalogs, including PC Connection® for the PC market, MacConnection® for the Apple market, and PC Connection Express® for the consumer market. In 2010, we published 12 editions of PC Connection®, and 9 each of MacConnection® and PC Connection Express® . We distribute catalogs to purchasers on our in-house mailing list as well as to other prospective customers. In addition, we distribute specialty catalogs to educational and government customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wide assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as developers.

Specialty Marketing. Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, package inserts, fax broadcasts, and electronic mail.

Customers. We maintain an extensive database of customers and prospects currently aggregating more than 4,700,000 names. Approximately 94% of our sales in the year ended December 31, 2010 was made to customers who had previously purchased products from us. Except for sales to the federal government, which accounted for approximately 10% of consolidated revenues, no single customer accounted for more than 3% of our consolidated revenue in 2010. The loss of any single customer, with the exception of the federal government, will not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product offerings. We currently offer our customers over 300,000 information technology products designed for business applications from more than 1,600 manufacturers, including hardware and peripherals, accessories, networking products, and software. We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. As part of our merchandising strategy, we also offer products related to PCs, such as digital cameras and digital media players.

The following table sets forth our percentage of net sales (in dollars) of notebooks and personal digital assistants, or PDAs, desktops and servers, software, video, imaging and sound, and other major product categories:

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2010	2009	2008
Notebook and PDA	17%	15%	15%
Desktop/Server	16	13	13
Software	14	14	13
Video, Imaging and Sound	12	14	15
Net/Com Product	10	11	10
Printer and Printer Supplies	8	8	9
Storage Device	7	8	9
Memory and System Enhancements	4	4	4
Accessory/Other	12	13	12

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

During the year ended December 31, 2010, we shipped approximately 63% of our sales directly from our distribution partners, and the balance was shipped from our distribution facility in Wilmington, Ohio. For the years ended December 31, 2010, 2009, and 2008, product purchases from Ingram Micro, Inc., our largest vendor, accounted for 25%, 23%, and 24%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 14%, 15%, and 17% of our total product purchases in 2010, 2009, and 2008, respectively. Purchases from Synnex comprised 12%, 11%, and 9% of our total product purchases in 2010, 2009, and 2008, respectively. Purchases from Hewlett-Packard, or HP, comprised 9%, 10%, and 12% of our total product purchases in 2010, 2009, and 2008, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2010, 2009, or 2008. We believe that, while we may experience some short-term disruption, alternative sources for products obtained from Ingram Micro, Tech Data, Synnex, and HP are available to us.

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

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. Our MoreDirect subsidiary generally utilizes drop shipping for all product orders. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 63% of net sales in 2010 and 60% of net sales in 2009. In future years, we expect that products drop shipped from suppliers will continue to increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf. Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery. Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer. Inventory held for such staged delivery requests aggregated $10.3 million and $4.9 million at December 31, 2010 and 2009, respectively.

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

MANAGEMENT INFORMATION SYSTEMS

Our subsidiaries utilize centralized management information systems principally comprised of applications software which we have customized for our use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales, and distribution, and the preparation of daily operating control reports on key aspects of the business. We also operate advanced telecommunications equipment to support our sales and customer service operations. Key elements of the telecommunications systems are integrated with our computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data.

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

We believe our customized information systems enable us to improve productivity, ship customer orders on a same-day basis, respond quickly to changes in our industry, and provide high levels of customer service.

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

In 2009, we began a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. In the third quarter of 2010, we completed the first phase of this review and purchased a comprehensive Customer Master Data Management system for $3.0 million. While we have not finalized our decisions regarding whether or to what extent new software will be acquired and implemented beyond what we have acquired to date, the capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three-to-five years. For further discussion see “Liquidity and Capital Resources” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of our competitors are larger than us and have substantially greater financial resources than we do. These and other factors related to our competitive position are discussed more fully in the “Overview” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K

We believe that price, product selection and availability, and service and support are the most important competitive factors in our industry.

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include PC Connection®, MoreDirect®, GovConnection®, PC Connection Express®, MacConnection®, and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection®, HealthConnection®, ProConnection™, TRAXX™, Graphics Connection®, Education Connection®, Get Connected®, Connect®, and Your Brands, Your Way, Next Day®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2010, we employed 1,556 persons (full-time equivalent), of whom 814 (including 199 management and support personnel) were engaged in sales related activities, 148 were engaged in providing IT services and customer service and support, 308 were engaged in purchasing, marketing, and distribution related activities, 101 were engaged in the operation and development of management information systems, and 185 were engaged in administrative and finance functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

Economic weakness and financial markets turmoil adversely impacted economic conditions in 2009, resulting in recessionary pressures and declines in consumer confidence and spending. Businesses in turn reacted to the decline in consumer spending by reducing staffing levels and delaying or deferring corporate spending, including their IT expenditures. Both our SMB and Large Account segments, which serve small, medium, and large businesses, experienced in 2009 significant declines in revenues and increased competitive pricing pressures, which adversely affected our operating results. The financial markets turmoil also resulted in a substantial tightening of the credit markets, which increased the cost of capital and reduced the availability of credit to our customers. Although businesses increased their IT spending in 2010, considerable uncertainty exists regarding the momentum of the recovery and expected economic conditions. Future delays or reductions in IT spending could have a material adverse affect on demand for our products and consequently on our financial results. In addition, customer insolvencies could impact our ability to collect receivables and negatively impact our operating results and liquidity.

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

Should our financial performance not meet expectations and our stock price trade below current levels, we may be required to record a significant charge to earnings for impairment of goodwill and other intangibles.

We test goodwill for impairment on January 1st of each year, and more frequently if potential impairment indicators arise. We determined that the goodwill balances held by the SMB and Public Sector segments were fully impaired as of December 31, 2008, and accordingly the carrying values of those segments’ goodwill were written off, resulting in a significant non-cash charge to earnings. Although we determined the fair value of our Large Account segment’s goodwill substantially exceeded its carrying value at our annual impairment test on January 1, 2011, should this segment’s financial performance not meet expectations due to the economy or otherwise, we would likely adjust downward expected future operating results and cash flows. Such adjustment may result in a determination that the carrying values for goodwill and other intangibles for that segment exceed their respective fair values. This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $49.3 million aggregate carrying amount of goodwill and other intangibles held by the Large Account operating segment, resulting in a negative effect on our results of operations.

We have experienced variability in sales, and there is no assurance that we will be able to maintain profitable operations.

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

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

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, are also selling their products directly to end users through their own catalogs, stores, and via the Internet. We compete not only for customers, but also for advertising support from personal computer product manufacturers. Some of our competitors have larger catalog circulations and customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

Generally, pricing is very aggressive in the personal computer industry, and we expect pricing pressures to escalate if economic conditions deteriorate. An increase in price competition could result in a reduction of our profit margins. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions, or otherwise. Also, our sales of personal computer hardware products are generally producing lower profit margins than those associated with software products. Such pricing pressures could result in an erosion of our market share, reduced sales, and reduced operating margins, any of which could have a material adverse effect on our business.

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

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 69%, 68%, and 70% of our total product purchases in the years ended December 31, 2010, 2009, and 2008, respectively. Among these five vendors, purchases from Ingram represented 25%, 23%, and 24% of our total product purchases in 2010, 2009, and 2008, respectively. Purchases from Tech Data Corporation represented 14%, 15%, and 17% of our total product purchases in 2010, 2009, and 2008, respectively. Purchases from Synnex Corporation represented 12%, 11%, and 9% of our total product purchases in 2010, 2009, and 2008, respectively. Purchases from HP represented 9%, 10%, and 12% of our total product purchases in 2010, 2009, and 2008, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2010, 2009, or 2008. If we were unable to acquire products from Ingram, Tech Data, Synnex, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2010 was $114.6 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We are dependent on key personnel.

Our future performance will depend to a significant extent upon the efforts and abilities of our senior executives and other key management personnel. The competition for qualified management personnel in the computer products industry is very intense, and the loss of service of one or more of these persons could have an adverse effect on our business. Our success and plans for future growth will also depend on our ability to hire, train, and retain skilled personnel in all areas of our business, including sales representatives and technical support personnel. There can be no assurance that we will be able to attract, train, and retain sufficient qualified personnel to achieve our business objectives.

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

We may be liable for misappropriation of our customers’ personal information.

We have implemented systems and processes that are designed to prevent unauthorized access to customer information, the processing of fraudulent transactions, and security breaches. However, failure to prevent or mitigate such breaches could have an adverse impact on our business and could subject us to regulatory actions, litigation, and other adverse effects.

We face uncertainties relating to the collection of state sales and use tax.

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. In 1992, the United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail-order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales and use tax collection obligations on direct marketers has been introduced in Congress on many occasions. Additionally, certain states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies. Our SMB, Large Account, and Public Sector segments are registered in substantially all states. Our Consumer/SOHO segment is registered in only six states.

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

We mail catalogs and other promotional materials to names in our customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Public concern regarding the protection of personal information has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny. Legislation enacted limiting or prohibiting the use of rented or exchanged mailing lists could negatively affect our business.

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

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the fourth quarter of 2011 and the first quarter of 2012, and contain provisions to renew for additional terms. We also operate sales and support offices in Keene and Portsmouth, New Hampshire; Marlborough, Massachusetts; Rockville, Maryland; Dakota Dunes, South Dakota; and Boca Raton, Florida, and lease facilities at these locations. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that existing or otherwise available distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months and beyond.

Item 3.	Legal Proceedings

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit is in progress, and total accruals for unclaimed property aggregated $1.6 million at December 31, 2010. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Additional liabilities could be asserted, and such outcome could have a material negative impact on our financial position, results of operations, and cash flows.

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

Executive Officers of PC Connection

Our executive officers and their ages as of March 11, 2011 are as follows:

Name	Age	Position
Patricia Gallup	56	Chairman and Chief Executive Officer
Timothy McGrath	52	President and Chief Operating Officer
Jack Ferguson	72	Executive Vice President, Treasurer and Chief Financial Officer
John Polizzi	64	Senior Vice President and Chief Information Officer

Patricia Gallup is a co-founder of PC Connection and has served as Chief Executive Officer and Chairman of the Board since September 2002. Ms. Gallup also served as President from March 2003 to May 2010 and as Chairman from June 2001 to August 2002. Ms. Gallup has served as a member of our executive management team since its inception in 1982.

Timothy McGrath has served as President and Chief Operating Officer since May of 2010. Mr. McGrath served as Executive Vice President, PC Connection Enterprises from May 2007 to May 2010, as Senior Vice President, PC Connection Enterprises from December 2006 to May 2007, and as President of PC Connection Sales Corporation, our largest sales subsidiary, from August 2005 to December 2006. Prior to joining our company, Mr. McGrath served from 2002 to 2005 in a variety of senior management positions at Insight Enterprises, Inc.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market under the symbol “PCCC.” As of March 3, 2011, there were 26,909,774 shares of our common stock outstanding, held by 101 stockholders of record and 2,928 beneficial holders.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2010	High	Low
Quarter Ended:
December 31	$9.88	$6.65
September 30	7.68	5.75
June 30	7.95	5.90
March 31	7.46	5.86

2009	High	Low
Quarter Ended:
December 31	$6.96	$5.10
September 30	6.34	5.13
June 30	5.87	3.65
March 31	5.58	2.80

We have never declared or paid cash dividends on our capital stock. We anticipate that we will generally retain future earnings, if any, to fund the development and growth of our business, and we have no current plans to pay cash dividends on our common stock in the foreseeable future. Our secured credit agreement contains restrictions that may require lender approval to pay dividends in the future.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit, however, limits repurchases made after June 2005 to $10.0 million without bank approval of higher amounts.

In 2010, we repurchased an aggregate of 422,973 shares for $2.9 million. As of December 31, 2010, we had repurchased an aggregate of 1,059,662 shares for $6.9 million. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $5.3 million. We have issued nonvested shares from treasury stock and have reflected upon their vesting the net remaining balance of treasury stock on the consolidated balance sheet. In addition, we withheld 31,809 shares, having an aggregate fair value of $0.2 million, upon the vesting of stock awards to satisfy related employee tax obligations during the year ended December 31, 2010. Such transactions were recognized as a repurchase of common stock and returned to treasury but do not apply against authorized repurchase limits under our bank line agreement or Board of Directors’ authorization.

The following table provides information about our purchases during the quarter ended December 31, 2010, of equity securities that we registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
10/01/10 – 10/31/10	—	—	—	$8,055,184
11/01/10 – 11/30/10	—	—	—	$8,055,184
12/01/10 – 12/31/10	—	—	—	$8,055,184
Total	—	—	—	$8,055,184

(1)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 6.	Selected Financial Data

The following selected financial and operating data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$1,974,198	$1,569,656	$1,753,680	$1,785,379	$1,635,651
Cost of sales	1,744,298	1,384,860	1,538,836	1,566,409	1,435,400

Gross profit	229,900	184,796	214,844	218,970	200,251
Selling, general and administrative expenses	191,233	172,654	186,728	181,640	173,927
Goodwill impairment (1)	—	—	8,807	—	—
Special charges (2)	—	12,826	1,431	541	2,391

Income (loss) from operations	38,667	(684)	17,878	36,789	23,933
Interest expense	(490)	(517)	(681)	(932)	(1,828)
Other, net	213	524	811	764	121

Income (loss) before taxes	38,390	(677)	18,008	36,621	22,226
Income tax provision	(15,429)	(545)	(7,642)	(13,626)	(8,450)

Net income (loss)	$22,961	$(1,222)	$10,366	$22,995	$13,776

Basic earnings (loss) per share	$0.85	$(0.05)	$0.39	$0.86	$0.54

Diluted earnings (loss) per share	$0.85	$(0.05)	$0.39	$0.85	$0.54

Selected Operating Data:
Catalogs distributed	9,086,000	11,020,000	12,210,000	13,804,000	15,326,000
Orders entered (3)	1,358,000	1,347,800	1,444,000	1,480,000	1,528,000
Average order size (3)	$1,752	$1,442	$1,401	$1,408	$1,241

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$205,073	$183,670	$174,207	$156,532	$126,965
Total assets	420,941	401,095	378,167	380,879	346,684
Short-term debt:
Current maturities of capital lease obligations:
To affiliate	870	780	699	527	464
To third party	—	—	—	—	395
Long-term debt:
Capital lease obligation, less current maturities:
To affiliate	1,960	2,830	3,610	4,309	4,836
Total stockholders’ equity	257,639	235,266	235,324	224,310	196,904

(1)	See Note 2, “Goodwill and Other Intangible Assets,” to our Consolidated Financial Statements included in Item 8 of Part II of this report for further discussion of the non-cash goodwill impairment charge.
(2)	Special charges in 2009 consisted of a non-cash asset write-off of $11.6 million and $1.2 million of workforce reduction and other management restructuring charges. We recognized the asset write-off after we ceased further development of an internally developed Customer Relationship Management (“CRM”) software module. Our 2008 and 2007 special charges consisted of $1,431 and $541, respectively, related to management restructuring costs, classified as workforce reductions and other, as described in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this report. Our 2006 special charges consisted of $520 for the cost of workforce reductions, $1,500 related to our settlement with the Department of Justice on a 2003 General Services Administration audit matter, and $371 related to the temporary retention of certain Amherst employees and facilities subsequent to the purchase of certain assets of Amherst Technologies.
(3)	Does not reflect cancellations or returns.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Item 1A. Risk Factors.”

OVERVIEW

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer an extensive range of design, configuration, and implementation of IT solutions. These services are performed by our personnel and third-party providers. We operate through four sales segments, which primarily serve: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, or Large Account, through our MoreDirect subsidiary, (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office customers, or Consumer/SOHO, through our PC Connection Express subsidiary.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers that consist of manufacturers and distributors that historically have sold only to resellers rather than directly to end users. Certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby eliminating our role. We believe that the success of direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking total IT solutions, rather than simply specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued supplier direct sales initiatives. For example, through the formation of our services group, ProConnection, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improved gross margins in this competitive environment.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. As buying trends change and electronic commerce continues to grow, customers have become more sophisticated due to the amount and quality of information available and the increased number of readily available choices. Customers are also better able to make price comparisons through the Internet, thereby necessitating more aggressive pricing strategies to remain competitive. The changing landscape of the consumer and business markets in which we operate could have a negative effect on our financial condition, results of operations, and cash flows. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, our consolidated internet sales have consistently represented approximately 30% of total sales in each of the last three years.

We have undertaken significant actions with respect to our websites in order to keep up with the improvements made by our competitors. We have historically increased the level of internet marketing expenditures on third-party “click fees” and affiliate charges, particularly with respect to consumer marketing, in order to increase visibility on third-party search engines. We have also launched various promotions, including selected free freight offers, in efforts to generate higher internet sales and increase brand awareness. All of these activities are costly, aggregating $5.8 million in 2010, and decrease our operating results accordingly. These costs are expected to increase in future periods as we continue to expand our internet visibility and functionality, and if we do not generate increased internet sales, our operating margins may be further impacted.

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time improving our gross margin in all four segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general and administrative, or SG&A, expenses.

In 2009, we reduced headcount and implemented other cost savings, which aggregated on an annual basis savings of $14.0 million. These cost containment efforts contributed to our year-over-year increase in operating income in 2010. However, to accelerate future growth, we are expanding our IT solution business, which will require the addition of highly-skilled service engineers. Although we are only in the preliminary stages of this initiative and expect to realize the benefit of higher-margin service revenues, we expect our SG&A expenses will increase as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline. In addition, we are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not yet finalized any decisions regarding whether or to what extent new software will be acquired, we expect to increase investments in our IT infrastructure in the next three-to-five years which will likely increase SG&A expenses.

RESULTS OF OPERATIONS

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
Net sales (in millions)	$1,974.2	$1,569.7	$1,753.7

Net sales	100.0%	100.0%	100.0%
Gross profit	11.6	11.8	12.3
Selling, general and administrative expenses	9.7	11.0	10.7
Special charges	—	0.8	0.1
Goodwill impairment	—	—	0.5
Income (loss) from operations	2.0	—	1.0

Net sales increased in 2010 by $404.5 million, or 25.8%, compared to the prior year. We attribute the increase in revenues to the rebound in corporate customer profits, strong federal government and higher educational spending, and the fulfillment of delayed IT replacement needs. Gross margin (gross profit expressed as a percentage of net sales) decreased on a consolidated basis to 11.6% in 2010 as lower product invoice margins offset higher agency revenues as a percentage of net sales compared to the prior year. SG&A expenses as a percentage of net sales in 2010 decreased due to improved expense management and leverage gained from the higher level of sales. Operating income in 2010 increased by $39.4 million year over year due to the increase in net sales, operating expense management, and the absence of special charges in 2010.

Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Years Ended December 31,
	2010	2009	2008
Business Segment
SMB	42%	42%	46%
Large Account	31	27	27
Public Sector	23	25	21
Consumer/SOHO	4	6	6

Total	100%	100%	100%

Product Mix
Notebook and PDA	17%	15%	15%
Desktop/Server	16	13	13
Software	14	14	13
Video, Imaging and Sound	12	14	15
Net/Com Product	10	11	10
Printer and Printer Supplies	8	8	9
Storage Device	7	8	9
Memory and System Enhancements	4	4	4
Accessory/Other	12	13	12

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2010	2009	2008
Segment
SMB	13.9%	14.0%	14.2%
Large Account	10.3	10.3	11.0
Public Sector	10.0	10.0	9.6
Consumer/SOHO	7.7	10.1	12.1
Total	11.6%	11.8%	12.3%

Consolidated gross profit dollars for 2010 increased due to higher net sales as compared to the prior year periods. Gross margin decreased year over year in 2010 as lower product selling margins offset increased agency revenues as a percentage of net sales compared to 2009. Cost of promotions designed to increase customer visits to the new Consumer/SOHO website contributed to this segment’s year-over-year decline in gross margin.

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

Years Ended December 31,
2010	2009	2008
0.62%	0.75%	0.69%

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions):

	Years Ended December 31,
	2010	2009	2008
Personnel costs	$132.8	$115.4	$124.0
Advertising	17.9	17.1	19.5
Facilities operations	8.7	8.9	9.5
Credit card fees	7.0	6.8	7.7
Depreciation and amortization	5.4	6.8	7.0
Professional fees	8.4	7.6	8.1
Bad debts	2.1	1.9	1.7
Other—net	8.9	8.2	9.2

Total	$191.2	$172.7	$186.7

Percentage of net sales	9.7%	11.0%	10.7%

Personnel costs increased in 2010 compared to 2009 due to incremental variable compensation associated with our increased operating results. We also invested in key areas in the second half of 2010 to augment our sales support and technical solution services areas, which contributed to the year-over-year increase in operating expenses. Advertising and credit card fees tend to vary with changing sales levels, and accordingly, increased in 2010.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales increased 25.8% to $1,974.2 million in 2010 from $1,569.7 million in 2009 due to increases in our three primary business segments. Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,				% Change
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$833.4	42.2%	$657.1	41.8%	26.8%
Large Account	603.2	30.6	427.9	27.3	41.0
Public Sector	462.9	23.4	389.3	24.8	18.9
Consumer/SOHO	74.7	3.8	95.4	6.1	(21.7)

Total	$1,974.2	100.0%	$1,569.7	100.0%	25.8%

Gross Profit:
SMB	$115.8	13.9%	$92.2	14.0%	25.5%
Large Account	62.0	10.3	44.0	10.3	40.8
Public Sector	46.4	10.0	38.9	10.0	19.3
Consumer/SOHO	5.7	7.7	9.7	10.1	(40.6)

Total	$229.9	11.6%	$184.8	11.8%	24.4%

•

Net sales for the SMB segment increased year over year in 2010 due to the increase in IT demand associated with the rebound in corporate customer profits and the fulfillment of delayed IT replacement needs. Our SMB sales representatives increased sales in 2010 by acquiring a greater share of existing customers’ IT purchases, which we attribute to our increased focus on selling IT solutions. Average annualized sales productivity (annual net sales divided by a five-quarter average of the sales representative headcount) increased by 35% year over year in 2010 compared to 2009, due to increased sales and investments in sales training. Sales representatives for our SMB segment totaled 369 at December 31, 2010, compared to 337 at December 31, 2009.

•

Net sales for the Large Account segment increased year over year in 2010 due to the continued release of pent-up IT demand and increased investments made by large enterprises. Large enterprises continued in 2010 to upgrade their IT systems to improve workforce productivity. New customer acquisitions also contributed to the year-over-year increase in net sales. Average annualized sales productivity in 2010 increased by 45% year over year, slightly better than the year-over-year increase in sales. Sales representatives for our Large Account segment totaled 87 at December 31, 2010, compared to 92 at December 31, 2009.

•

Net sales for the Public Sector segment increased in 2010 due to the growth in contract sales entered into with both the federal government and higher educational institutions. Federal government sales in 2010 increased by 23% year over year, while sales to state and local government and educational institutions increased by 16% compared to the prior year. Overall average annualized sales productivity increased year over year by 25% in 2010, due to increased sales and investments in sales training. Sales representatives for our Public Sector segment totaled 139 at December 31, 2010, compared to 140 at December 31, 2009.

•

Net sales for the Consumer/SOHO segment decreased year over year in 2010. Profitability and initiatives designed to increase traffic on its site continue to be this segment’s primary focus into 2011, its first full year of operations.

Gross profit for 2010 increased year over year in dollars but decreased as a percentage of net sales, as explained below:

•

Gross profit for the SMB segment increased year over year in 2010 due to higher sales. Gross margin decreased in 2010 compared to the prior year as increased product invoice margins and lower inventory costs were more than offset by lower vendor funding as a percentage of net sales.

•

Gross profit increased for the Large Account segment in 2010 due to an increase in net sales. Gross margin was largely unchanged year over year as an increase in high-margin agency revenues was offset by a decrease in product selling margins.

•

Gross profit for the Public Sector segment increased year over year in 2010 due to an increase in net sales. However, gross margin was unchanged as an increase in vendor consideration as a percentage of net sales was offset by lower product selling margins.

•

Gross profit and gross margin for the Consumer/SOHO segment decreased year over year in 2010. Gross margin decreased due to increased promotional pricing initiatives, free customer shipping, and other marketing programs designed to attract customers to this segment’s new website.

Selling, general and administrative expenses in 2010 increased in dollars but decreased as a percentage of net sales compared to the prior year. The decrease in expense as a percentage of net sales resulted from improved expense management and the leverage gained with our year-over-year increase in sales.

SG&A expenses attributable to our operating segments, including Headquarters/Other group expenses allocated to segments, and remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2010		2009		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$88.4	10.6%	$78.9	12.0%	12.0%
Large Account	35.6	5.9	28.5	6.7	25.4
Public Sector	42.2	9.1	38.2	9.8	10.5
Consumer/SOHO	12.7	17.0	15.1	15.8	(15.8)
Headquarters/Other, unallocated	12.3		12.0		2.2

Total	$191.2	9.7%	$172.7	11.0%	10.8%

•

SG&A expenses for the SMB segment increased year over year in dollars in 2010 but decreased as a percentage of net sales. Personnel expense increased year over year due to incremental variable compensation associated with higher gross profits and the addition of sales representatives in the second half of 2010. Increased usage of centralized headquarters services and higher credit card fees associated with the sales increase also contributed to the year-over-year dollar increase. SG&A expenses as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Large Account segment increased year over year in dollars in 2010 but decreased as a percentage of net sales. Personnel expense increased due to incremental variable compensation associated with the improvement in gross profits and the addition of sales support personnel. Increased usage of centralized headquarters services also contributed to the year-over-year dollar increase. SG&A expenses as a percentage of net sales decreased due to the leverage gained by the increase in net sales and cost containment initiatives.

•

SG&A expenses for the Public Sector segment increased year over year in dollars in 2010 but decreased as a percentage of net sales. SG&A expenses increased in dollars due to incremental variable compensation and higher levels of professional fees and usage of centralized headquarters services.

SG&A expenses as a percentage of net sales decreased due to the leverage gained by the increase in net sales and cost containment initiatives.

•

SG&A expenses for the Consumer/SOHO group decreased in dollars but increased in 2010 as a percentage of net sales due to a reduction in catalog circulation compared to the prior year. Lower usage of centralized headquarters services resulting from lower sales also contributed to the year-over-year dollar decrease.

•

Unallocated SG&A expenses for the Headquarters/Other group increased slightly year over year as higher personnel expense was largely offset by increased usage of support services by the operating segments compared to the prior year. Personnel expense increased year over year in 2010 due to incremental variable compensation associated with improved operating results. The Headquarters/Other group provides services to the four operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Special charges. We did not record any special charges in 2010. Special charges totaled $12.8 million in 2009 and consisted of a non-cash asset write-off of $11.6 million and $1.2 million of workforce reduction and management restructuring charges. The asset write-off represented the capitalized costs of an internally developed CRM module, and as a result, the charge had no impact on our cash flows.

Income from operations increased by $39.4 million to $38.7 million for the year ended December 31, 2010, compared to an operating loss of $0.7 million for the 2009. Income from operations as a percentage of net sales was 2.0% for 2010, compared to a slight loss from operations as a percentage of net sales in 2009. Our operating income in 2010 resulted from an increase in sales, prior year cost reductions, and the absence of special charges compared to the prior year, in which special charges totaled $12.8 million.

As discussed above, we incurred in 2009 an $11.6 million charge related to the write-off of an internally developed Customer Relationship Management, or CRM, software module. We do not expect to develop internally in the foreseeable future any software project similar in size to the CRM software module, and as a result, believe it is unlikely that we would recognize a significant asset impairment in future financial statements. We believe that the presentation of our operating results excluding the asset impairment is useful to investors because it allows for greater transparency, facilitates comparisons to prior periods, and assists in forecasting our future performance, and because investors typically exclude items we believe to be outside of normal operating results. Such pro forma presentation would not be in accordance with generally accepted accounting principles, or GAAP; however, we use non-GAAP measures to evaluate financial performance against planned amounts, to calculate incentive compensation, and to assist in forecasting future performance. The table below presents our 2010 and 2009 operating results excluding the asset impairment and reconciling the pro forma results for 2009 to our financial statements (dollars in millions):

	Years Ended December 31,
	2010	2009
GAAP operating income (loss)	$38.7	$(0.7)
Asset impairment (pre-tax)	—	11.6

Non-GAAP operating income	$38.7	$10.9

Our effective tax rate was 40.2% for the year ended December 31, 2010, compared to the effective tax rate of 80.5% for the year ended December 31, 2009. In 2009, we reported an income tax provision despite a pre-tax loss. Our tax rate in 2009 was affected by unrealized state tax loss benefits, which decrease the benefit rate in loss periods and increase the tax rate in profitable periods. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income increased by $24.2 million to $23.0 million in 2010, compared to a net loss of $1.2 million in 2009, principally due to the increase in operating income.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales decreased 10.5% to $1,569.7 million in 2009 from $1,753.7 million in 2008 due to decreases in the SMB and Large Account segments. Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,				% Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$657.1	41.8%	$812.0	46.3%	(19.1)%
Large Account	427.9	27.3	475.3	27.1	(10.0)
Public Sector	389.3	24.8	359.3	20.5	8.3
Consumer/SOHO	95.4	6.1	107.1	6.1	(10.9)

Total	$1,569.7	100.0%	$1,753.7	100.0%	(10.5)%

Gross Profit:
SMB	$92.2	14.0%	$115.0	14.2%	(19.8)%
Large Account	44.0	10.3	52.5	11.0	(16.2)
Public Sector	38.9	10.0	34.3	9.6	13.4
Consumer/SOHO	9.7	10.1	13.0	12.1	(25.3)

Total	$184.8	11.8%	$214.8	12.3%	(14.0)%

•

Net sales for the SMB segment decreased year over year in 2009 across most product sectors, reflecting widespread softness in IT demand experienced in the first three quarters of 2009. Average annualized sales productivity decreased by only 5% year over year in 2009 as lower sales volume were largely offset by reduced numbers of sales representatives in 2009. Sales representatives for our SMB segment totaled 337 at December 31, 2009, compared to 431 at December 31, 2008. We reduced headcount in 2009 to better align expenses with lower sales volumes.

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

•	Net sales for the Consumer/SOHO segment decreased year over year in 2009 due to the economic downturn that began late in 2008 and led to lower consumer and SOHO spending on IT equipment.

Gross profit decreased in dollars and as a percentage of net sales in 2009 compared to 2008 as shown by the following:

•

Gross profit for the SMB segment decreased year over year in 2009 due to declines in both net sales and gross margin. We attribute the year-over-year decrease in gross margin to competitive pricing pressures, offset partially by additional vendor consideration as a percentage of net sales in 2009 compared to the prior year.

•

Gross profit for the Large Account segment decreased year over year in both dollars and as a percentage of net sales. The decline in gross margin was attributable to lower product and freight margins, which were both impacted adversely by competitive pricing pressures.

•

Gross profit for the Public Sector segment increased in 2009 in dollars and as a percentage of net sales compared to 2008. We attribute the increase in gross margin to lower shipping costs that more than offset decreased invoice product margins in 2009 compared to 2008.

•

Gross profit and gross margin for the Consumer/SOHO segment decreased year over year in 2009. Gross margin decreased due to increased competitive pricing pressures, which were only partly offset by additional vendor consideration as a percentage of net sales.

Selling, general and administrative expenses decreased in dollars overall but increased as a percentage of net sales in 2009 compared to 2008.

SG&A expenses attributable to our operating segments, including Headquarters/Other group expenses allocated to segments, and remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2009		2008		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$78.9	12.0%	$93.4	11.5%	(15.5)%
Large Account	28.5	6.7	30.3	6.4	(5.9)
Public Sector	38.2	9.8	35.0	9.7	9.1
Consumer/SOHO	15.1	15.8	16.8	15.7	(10.1)
Headquarters/Other, unallocated	12.0		11.2		7.1

Total	$172.7	11.0%	$186.7	10.6%	(7.5)%

•

SG&A expenses for the SMB segment in 2009 increased as a percentage of net sales but decreased year over year in dollars due to reductions in personnel expense and advertising expense and lower credit card fees compared to 2008. The decline in personnel expense was attributable to headcount reductions and lower variable compensation associated with lower gross profits in 2009 compared to 2008. Credit card fees vary directly with the level of sales and therefore declined accordingly with sales in 2009. Advertising expense declined due to reduced catalog circulation in 2009 compared to 2008. SG&A expenses also declined due to decreased usage of corporate headquarters functions, given the lower sales levels in 2009. SG&A expenses as a percentage of net sales increased due to the decrease in net sales.

•

SG&A expenses for the Large Account segment in 2009 decreased in dollars but increased as a percentage of net sales compared to the prior year period. We attribute the dollar decrease in SG&A expenses to reduced headcount and lower variable compensation associated with the decrease in gross profits in 2009 compared to the prior year.

•	SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales in 2009 compared to the prior year period. The year-over-year dollar increase was attributable to additional usage of centralized headquarter functions compared to the prior year, as well as headcount added at a new sales facility in the fourth quarter of 2008.

•

SG&A expenses for the Consumer/SOHO group decreased year over year in dollars due to cost savings implemented in early 2009 and a reduction in catalog circulation compared to the prior year. SG&A as a percentage of net sales increased slightly in 2009 compared to the prior year.

•	Unallocated SG&A expenses for the Headquarters/Other group increased in dollars year over year due to higher executive oversight and other fiduciary costs in 2009 compared to the prior year.

Special charges consisted of a non-cash asset write-off of $11.6 million and $1.2 million of workforce reduction and management restructuring charges. The asset write-off represented the capitalized costs of an internally developed CRM module, and accordingly, the charge had no impact on our cash flows. We recorded $1.4 million of special charges in 2008 related to workforce reduction and management restructuring charges.

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

As discussed above, we incurred in 2009 an $11.6 million charge related to the write-off of an internally developed CRM module, and in 2008 we incurred an $8.8 million goodwill impairment charge, which represented the entire goodwill balances held by two operating segments. We do not expect in the foreseeable future to develop internally any software project similar in size to the CRM software module, and as a result, believe it is unlikely that we would recognize a significant asset impairment in future financial statements. In Item 1A “Risk Factors” of this Annual Report on Form 10-K, we discuss the impact of a goodwill impairment on our operating results. We do not expect in the foreseeable future to incur a goodwill impairment charge. We believe that the presentation of our operating results excluding the asset and goodwill impairments is useful to investors because it allows for greater transparency, facilitates comparisons to prior periods, and assists in forecasting our future performance, and because investors typically exclude items we believe to be outside of normal operating results. Such pro forma presentation would not be in accordance with GAAP; however, we use non-GAAP measures to evaluate financial performance against planned amounts, to calculate incentive compensation, and to assist in forecasting future performance. The table below presents our 2009 and 2008 operating results excluding the two impairments and reconciling the pro forma results to our financial statements (dollars in millions):

	Years Ended December 31,
	2009	2008
GAAP operating (loss) income	$(0.7)	$17.9
Impairment charges (pre-tax):	—	—
Asset impairment	11.6	—
Goodwill impairment	—	8.8

Non-GAAP operating income	$10.9	$26.7

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for 2011 to consist primarily of capital expenditures, excluding any expenditures on new IT systems, of $6.0 to $8.0 million and payments on capital and contractual obligations of approximately $4.4 million. We are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding whether or to what extent new software will be acquired and implemented beyond what we have acquired to date, which consists of Customer Master Data Management system at a cost of $3.0 million, the capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three-to-five years.

We expect to meet our cash requirements for 2011 through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2010, we had approximately $35.4 million in unrestricted accounts.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Although our operating activities represented a use of cash in 2010, historically, we have consistently generated positive cash flows from operations.

•

Credit Facilities. As of December 31, 2010, no borrowings were outstanding against our $50.0 million bank line of credit which is available through October 2012. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While we do not anticipate needing any additional sources of financing to fund our operations at this time, our cash flows from operations may be substantially affected if demand for IT products declines. See also related risks listed above under “Item 1A. Risk Factors.”

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2010	2009	2008
Net cash (used for) provided by operating activities	$(0.8)	$5.7	$45.2
Net cash used for investing activities	(7.2)	(5.6)	(10.3)
Net cash used for financing activities	(2.9)	(0.8)	(1.6)

(Decrease) increase in cash and cash equivalents	$(10.9)	$(0.7)	$33.3

Cash used for operating activities was $0.8 million in 2010 compared to $5.7 million of operating cash generated in the prior year. Although we generated $33.8 million of operating cash from net income and non-cash activities in 2010, our increased sales led to higher levels of both accounts receivable and inventory. We generally attempt to offset such increases by increasing the level of accounts payable, however, we elected in the fourth quarter of 2010 to maximize cash payment discounts offered by certain vendors, which contributed to a year-over-year decline in accounts payable and an overall use of cash for operating activities. Accounts receivable increased by $19.9 million in 2010 from the prior year-end level due to the higher level of sales. Our collection efforts, however, improved in 2010 as days sales outstanding decreased to 44 days at December 31, 2010, from 47 days at December 31, 2009. Inventory increased year over year by $6.9 million in 2010, which we attribute to expected demand in 2011. Inventory days, which measure the average number of days goods remain in inventory before being sold, improved to 14 days at December 31, 2010, compared to 15 days at the prior year end. Cash provided by operating activities decreased by $39.5 million in 2009 compared to 2008. Operating cash flow in 2009 resulted primarily from net income before non-cash asset impairment and depreciation, as well as an increase in accounts payable, offset by increases in accounts receivable and inventory. Cash flow provided by operations for the year ended December 31, 2008, resulted primarily from net income before non-cash goodwill impairment and depreciation, as well as decreases in accounts receivables and inventory, offset by an increase in accounts payable.

At December 31, 2010, we had $114.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $14.6 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $1.6 million in 2010 compared to 2009. These activities consist of capital expenditures in the three years presented, primarily for computer equipment and capitalized internally-developed software, offset by proceeds from the sale of disposed capital assets. As previously reported, we expect capital expenditures to increase during the next five years.

Cash used for financing activities increased year over year by $2.1 million in 2010 due primarily to increased purchases of treasury shares. We repurchased 422,973 shares at a total cost of $2.9 million in 2010 (an average price of $6.76 per share). In addition, we withheld 31,809 shares, having an aggregate fair value of $0.2 million, upon the vesting of stock awards to satisfy related employee tax obligations during the year ended December 31, 2010. These repurchases were placed in treasury and are available for future equity grants or retirement. Cash used by financing activities in 2009 and 2008 related primarily to the purchase of treasury stock and the repayment of capital lease obligations. In 2009, we repurchased 78,278 shares at a total cost of $0.4 million and withheld 14,549 shares, having an aggregate fair value of $0.1 million, to satisfy related employee tax obligations. In 2008, we repurchased 195,994 shares at a total cost of $1.4 million and withheld 14,852 shares, having an aggregate fair value of $0.1 million, to satisfy related employee tax obligations.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at December 31, 2010). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At December 31, 2010, the entire $50 million facility was available for borrowing.

This facility, which matures in October 2012, operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings, if any, under the line are classified as current.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $45.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $14.6 million as of December 31, 2010, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2010 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations (1)	$3,323	$1,139	$2,184	$—	$—
Operating lease obligations (2)	4,585	2,352	1,201	450	582
Sports marketing commitments	1,853	935	804	114	—

Total	$9,761	$4,426	$4,189	$564	$582

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.
(2)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $3.1 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above. See Note 11 to the Consolidated Financial Statements for a discussion on income taxes.

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

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox that extend to 2013 and 2014, respectively. These agreements, which grant us various marketing rights and seating arrangements, require annual payments aggregating from $0.1 million to $0.9 million per year.

Off-Balance Sheet Arrangements. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from borrowing additional funds under this line of credit, but would also constitute a default. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility as of December 31, 2010, and accordingly the funded debt ratio did not limit potential borrowings. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007. Such amount was calculated at December 31, 2010, as $184.0 million, whereas our actual consolidated stockholders’ equity at this date was $257.6 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of December 31, 2010, the entire $50.0 million facility was available for borrowing.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB–destination shipping terms specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer.

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as credits to accrued expenses. At December 31, 2010, we recorded sales reserves of $3.2 million and $0.4 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2009, we recorded sales reserves of $1.9 million and $0.3 million as components of accounts receivable and accrued expenses, respectively.

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

We use our own engineering personnel in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposals, and other services. We evaluate such engagements to determine whether we or the third-party assumes the general risk and reward of ownership in these transactions. For those transactions in which we do not assume the risk and reward but instead act as an agent, we recognize the transaction revenue on a net basis. Under net sales recognition, we recognize the cost of the third-party as a reduction to the selling price, and accordingly, report as revenue only our gross profit earned on the transaction. In those engagements in which we are the principal and primary obligor, we report the sale on a gross basis, and the cost of the service provider is recognized in cost of goods sold.

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

Net amounts included in revenue for such third-party services and agency sales transactions were $14.0 million, $12.3 million, and $13.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Although service revenues represent a small percentage of our consolidated revenues, we offer an extensive range of services, including design, installation, configuration, and other services performed by our personnel and third-party providers. If a service is performed in conjunction with the delivery of hardware, software, or another service, then we determine whether an item included in such multiple-element arrangements constitutes a separate deliverable.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ current creditworthiness. Our allowance is generally computed by (1) applying specific percentage reserves on accounts that are past due, and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of certain of our customers were to deteriorate, or if we noted there was a lengthening of the timing of the settlement of receivables that was symptomatic of a general deterioration in the ability of our customers to pay, we would have to increase our allowance for doubtful accounts. This would negatively impact our earnings. Our cash flows would be impacted to the extent that receivables could not be collected.

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

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. Allowances for product rebates that require certain volumes of product sales or purchases are recorded as the related milestones are probable of being met. We also receive vendor co-op advertising funding for our catalogs and other programs. Vendors have the ability to place advertisements in the catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expense on the consolidated statements of operations. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and as a result, we classify substantially all vendor allowances as a reduction of cost of inventory purchases rather than a reduction of advertising expense.

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-salable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our obsolescence charges have historically ranged between $5.0 million and $6.5 million per annum. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

Value of Goodwill and Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles, and goodwill. An impairment review is undertaken on (1) an annual basis for assets such as goodwill and indefinite lived intangible assets; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows emanating from such assets may be diminished. We have historically reviewed the carrying value of all these assets based partly on our projections of anticipated cash flows–projections which are, in part, dependent upon anticipated market conditions, operational performance, and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

We recorded a non-cash goodwill impairment charge of $8.8 million in the year ended December 31, 2008 to write-off the entire goodwill balances held by the SMB and Public Sector segments. Our Large Account segment which is the only reporting unit with goodwill remaining continues to carry $49.3 million of goodwill and other intangible assets. While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying value of those remaining assets in our Large Account segment.

We completed our annual goodwill and indefinite lived trademark impairment test on the first day of 2011 and determined that the fair value of our Large Account reporting unit substantially exceeded its carrying value, and as a result, no impairment resulted. We determined the fair value of the reporting unit as of January 1, 2010, by preparing a discounted cash flow analysis using forward looking projections of the unit’s future operating results, as well as consideration of market valuation approaches. We carried forward that assessment of fair value to January 1, 2011. Please see Note 2, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our discounted cash flow analysis.

Income Taxes

We recognize deferred income tax assets and liabilities for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. We assess the likelihood that deferred tax assets will be realized and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. We account for uncertain tax positions based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In October 2009, an update was made to “Revenue Recognition—Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective beginning January 1, 2011 and can be applied prospectively or retrospectively. We do not expect the implementation of this guidance to have a material impact on our consolidated financial statements and will apply the update prospectively.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. No borrowings were outstanding pursuant to the credit agreement as of December 31, 2010, and our average outstanding borrowing during 2010 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-

benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2010. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Boston, Massachusetts

March 11, 2011

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 3 of Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 25, 2011 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2010. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

Item 14.	Principal Accounting Fees and Services

The information included under the heading “Principal Accounting Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report:

(1)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document.

(2)	Consolidated Financial Statement Schedule:

The following Consolidated Financial Statement Schedule, as set forth below, is filed with this report:

Schedule	Page Reference
Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are either not applicable or the relevant information has already been disclosed in the financial statements.

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits

3.2(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.

3.4(17)	Amended and Restated Bylaws of Registrant.

4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.

9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.

10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.

10.2(5)*	1997 Amended and Restated Stock Incentive Plan.

10.3(29)*	2007 Amended and Restated Stock Incentive Plan.

10.4(25)*	Amended and Restated 1997 Employee Stock Purchase Plan.

10.5(15)*	Form of Incentive Stock Option Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.6(15)*	Form of Nonstatutory Stock Option Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.7(30)*	Amended and Restated Form of Restricted Stock Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.8(30)*	Form of Restricted Stock Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.9(23)*	Executive Bonus Plan.

10.10(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.

10.11(19)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.

10.12(19)*	Severance Agreement, dated as of October 9, 2001, between the Registrant and Bradley Mousseau.

10.13(21)*	Separation Agreement, dated October 14, 2008, by and between the Registrant and David Beffa-Negrini.

10.14(26)*	Employment Agreement, dated February 1, 2010, by and between the Registrant and John A. Polizzi.

10.15(8)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.16(8)	Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

Exhibits

10.17(8)	Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.18(8)	Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

10.19(12)	Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.20(12)	Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.21(27)	Second Amended and Restated Credit and Security Agreement, dated June 29, 2005, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., Merrimack Services Corporation, PC Connection Sales Corporation, PC Connection Sales of Massachusetts, Inc., and MoreDirect, Inc., each as guarantors.

10.22(16)	Third Amendment, dated October 15, 2007, to the Second Amended and Restated Credit and Security Agreement by and among the Registrant and certain subsidiary guarantors, and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts, as lender and agent.

10.23(11)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.

10.24(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.

10.25(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.26(24)	Amendment No. 2 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.27(20)	Lease between the Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located at Merrimack, New Hampshire.

10.28(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 27, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.

10.29(4)	Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.30(7)	Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.31(10)	Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.32(13)	Sixth Amendment, dated October 26, 2006, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

Exhibits

10.33(24)	Seventh Amendment, dated January 28, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.34(28)	Eighth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.35(28)	Ninth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.36	Tenth Amendment, dated September 29, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.37(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.

10.38(6)	First Amendment, dated June 19, 2001, to the Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and Merrimack Services Corporation for property located at Old State Route 73, Wilmington, Ohio.

10.39(8)	Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.40(12)	Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.41(28)	Fourth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.42(28)	Fifth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.43	Sixth Amendment, dated May 20, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.44(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.

10.45(4)	First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.46(4)	Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.47(4)	Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

Exhibits

10.48(7)	Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.49(12)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.50(22)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.51(9)	Fifth Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.52(19)	Sixth Amendment, dated February 29, 2008, to the Lease Agreement between Merrimack Services Corporation and RFP Lincoln 293, LLC, assignee of the leasehold interest of Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.53(10)	Lease between MoreDirect, Inc. and Boca Technology Center, LLC, dated February 14, 2005, for property located in Boca Raton, Florida.

10.54(15)	Release and Settlement Agreement, dated December 1, 2006, by and between the United States of America and GovConnection, Inc.

10.55*	Summary of Compensation for Executive Officers.

10.56*	Summary of Compensation for Non-Employee Directors.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.

(6)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(9)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(10)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2006.
(11)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(12)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(13)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
(14)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 7, 2006.
(15)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 10, 2007.
(16)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 13, 2007.
(17)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(18)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 14, 2008.
(19)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 12, 2008.
(20)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2008.
(21)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 17, 2008.
(22)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2008.
(23)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 10, 2009.
(24)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 16, 2009.
(25)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 30, 2009.
(26)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 29, 2010.
(27)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 8, 2010.
(28)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 15, 2010.
(29)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 16, 2010.
(30)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2010.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.

Date: March 11, 2011	By:	/s/ PATRICIA GALLUP
Patricia Gallup Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PATRICIA GALLUP Patricia Gallup	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2011

/s/ JACK FERGUSON Jack Ferguson	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ JOSEPH BAUTE Joseph Baute	Director	March 11, 2011

/s/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 11, 2011

/s/ BARBARA DUCKETT Barbara Duckett	Director	March 11, 2011

/s/ DAVID HALL David Hall	Director	March 11, 2011

/s/ DONALD WEATHERSON Donald Weatherson	Director	March 11, 2011

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts

March 11, 2011

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$35,374	$46,297
Accounts receivable, net	238,011	218,095
Inventories	74,293	67,391
Prepaid expenses and other current assets	4,210	2,750
Deferred income taxes	3,813	3,386
Income taxes receivable	1,489	935

Total current assets	357,190	338,854
Property and equipment, net	13,500	12,420
Goodwill	48,060	48,060
Other intangibles, net	1,786	1,279
Other assets	405	482

Total Assets	$420,941	$401,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$870	$780
Accounts payable	114,632	125,120
Accrued expenses and other liabilities	23,963	20,441
Accrued payroll	12,652	8,843

Total current liabilities	152,117	155,184
Deferred income taxes	5,822	3,849
Capital lease obligation to affiliate, less current maturities	1,960	2,830
Other liabilities	3,403	3,966

Total Liabilities	163,302	165,829

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 27,507 and 27,375 issued, 26,653 and 26,848 outstanding at December 31, 2010 and 2009, respectively	275	274
Additional paid-in capital	98,871	97,213
Retained earnings	164,075	141,114
Treasury stock at cost, 854 and 527 shares at December 31, 2010 and 2009, respectively	(5,582)	(3,335)

Total Stockholders’ Equity	257,639	235,266

Total Liabilities and Stockholders’ Equity	$420,941	$401,095

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales	$1,974,198	$1,569,656	$1,753,680
Cost of sales	1,744,298	1,384,860	1,538,836

Gross profit	229,900	184,796	214,844
Selling, general and administrative expenses	191,233	172,654	186,728
Special charges	—	12,826	1,431
Goodwill impairment	—	—	8,807

Net income (loss) from operations	38,667	(684)	17,878
Interest expense	(490)	(517)	(681)
Other, net	213	524	811

Net income (loss) before taxes	38,390	(677)	18,008
Income tax provision	(15,429)	(545)	(7,642)

Net income (loss)	$22,961	$(1,222)	$10,366

Earnings (loss) per common share:
Basic	$0.85	$(0.05)	$0.39

Diluted	$0.85	$(0.05)	$0.39

Shares used in computation of earnings (loss) per common share:
Basic	27,007	26,833	26,828

Diluted	27,053	26,833	26,896

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2008	27,252	$273	$94,132	$131,970	(327)	$(2,065)	$224,310

Issuance of common stock under stock incentive plans, including income tax deficiencies	33	—	105	—	—	—	105
Issuance of common stock under Employee Stock Purchase Plan	41	—	257	—	—	—	257
Stock-based compensation expense	—	—	1,823	—	—	—	1,823
Nonvested stock awards	—	—	(320)	—	46	320	—
Repurchase of common stock for Treasury	—	—	—	—	(211)	(1,537)	(1,537)
Net income and comprehensive income	—	—	—	10,366	—	—	10,366

Balance—December 31, 2008	27,326	273	95,997	142,336	(492)	(3,282)	235,324

Issuance of common stock under Employee Stock Purchase Plan	49	1	274	—	—	—	275
Stock-based compensation expense	—	—	1,420	—	—	—	1,420
Nonvested stock awards	—	—	(372)	—	58	372	—
Repurchase of common stock for treasury	—	—	—	—	(93)	(425)	(425)
Tax shortfall from stock-based compensation	—	—	(106)	—	—	—	(106)
Net loss and comprehensive loss	—	—	—	(1,222)	—	—	(1,222)

Balance—December 31, 2009	27,375	274	97,213	141,114	(527)	(3,335)	235,266

Issuance of common stock under stock incentive plans, including income tax deficiencies	90	1	653	—	—	—	654
Issuance of common stock under Employee Stock Purchase Plan	42	—	294	—	—	—	294
Stock-based compensation expense	—	—	1,531	—	—	—	1,531
Nonvested stock awards	—	—	(820)	—	128	820	—
Repurchase of common stock for treasury	—	—	—	—	(455)	(3,067)	(3,067)
Net income and comprehensive income	—	—	—	22,961	—	—	22,961

Balance—December 31, 2010	27,507	$275	$98,871	$164,075	(854)	$(5,582)	$257,639

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$22,961	$(1,222)	$10,366
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Non-cash portion of special charges	—	11,625	—
Goodwill impairment	—	—	8,807
Depreciation and amortization	5,430	6,796	6,965
Provision for doubtful accounts	2,372	2,354	2,277
Deferred income taxes	1,546	(1,476)	(639)
Stock-based compensation expense	1,531	1,420	1,823
Loss on disposal of fixed assets	2	16	614
Income tax deficiency from stock-based compensation	(16)	(106)	(98)
Excess tax benefit from exercise of stock options	—	—	(3)
Changes in assets and liabilities:
Accounts receivable	(22,288)	(34,564)	14,054
Inventories	(6,902)	(6,578)	15,277
Prepaid expenses and other current assets	(2,014)	1,389	(407)
Other non-current assets	77	(97)	(67)
Accounts payable	(10,329)	23,471	(9,191)
Accrued expenses and other liabilities	6,768	2,682	(4,623)

Net cash (used for) provided by operating activities	(862)	5,710	45,155

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,387)	(5,569)	(10,370)
Purchase of intangible asset	(800)	—	—
Proceeds from sale of property and equipment	9	2	44

Net cash used for investing activities	(7,178)	(5,567)	(10,326)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	9,485	22,401	37,343
Repayment of short-term borrowings	(9,485)	(22,401)	(37,343)
Repayment of capital lease obligation to affiliate	(780)	(699)	(527)
Purchase of treasury shares	(3,067)	(425)	(1,537)
Issuance of stock under Employee Stock Purchase Plan	294	275	257
Exercise of stock options	670	—	203
Net share settlement obligation	—	—	34
Excess tax benefit from exercise of stock options	—	—	3

Net cash used for financing activities	(2,883)	(849)	(1,567)

(Decrease) increase in cash and cash equivalents	(10,923)	(706)	33,262
Cash and cash equivalents, beginning of year	46,297	47,003	13,741

Cash and cash equivalents, end of year	$35,374	$46,297	$47,003

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$4	$163	$296
Issuance of nonvested stock from treasury	820	372	320
Supplemental Cash Flow Information:
Income taxes paid	$14,894	$1,551	$10,083
Interest paid	403	456	581

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide a wide range of products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We operate through four sales segments, which primarily serve: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, or Large Account, through our MoreDirect subsidiary, (c) federal, state, and local government and educational institutions, or Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office customers, or Consumer/SOHO, through our PC Connection Express subsidiary.

The following is a summary of our significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of PC Connection, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB–destination shipping terms specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer.

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as credits to accrued expenses. At December 31, 2010, we recorded sales reserves of $3,244 and $354 as components of accounts receivable and accrued expenses, respectively. At December 31, 2009, we recorded sales reserves of $1,857 and $309 as components of accounts receivable and accrued expenses, respectively.

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

We use our own engineering personnel in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposals, and other services. We evaluate such engagements to determine whether we or the third-party assumes the general risk and reward of ownership in these transactions. For those transactions in which we do not assume the risk and reward but instead act as an agent, we recognize the transaction revenue on a net basis. Under net sales recognition, we recognize the cost of the third-party as a reduction to the selling price, and accordingly, report as revenue only our gross profit earned on the transaction. In those engagements in which we are the principal and primary obligor, we report the sale on a gross basis, and the cost of the service provider is recognized in cost of goods sold.

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

Net amounts included in revenue for such third-party services and agency sales transactions were $14,022, $12,337, and $13,250 for the years ended December 31, 2010, 2009, and 2008, respectively.

Although service revenues represent a small percentage of our consolidated revenues, we offer a wide range of services, including design, installation, configuration, and other services performed by our personnel and third-party providers. If a service is performed in conjunction with the delivery of hardware, software, or another service, then we determine whether an item included in such multiple-element arrangements constitutes a separate deliverable.

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

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other operating expenses of our distribution center are included in selling, general and administrative (“SG&A”) expenses. Total direct operating expenses relating to these functions included in SG&A expenses for the three years ended December 31, 2010 are shown below:

Years Ended December 31,
2010	2009	2008
$12,180	$11,798	$12,125

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $3,134 and $3,475 at December 31, 2010 and 2009, respectively.

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

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. Allowances for product rebates that require certain volumes of product sales or purchases are recorded as the related milestones are probable of being met.

Advertising Costs and Allowances

Costs of producing and distributing catalogs are charged to expense in the period in which the catalogs are first issued. Other advertising costs are expensed as incurred.

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, we classify substantially all vendor consideration as a reduction of cost of sales or inventory rather than a reduction of advertising expense. Advertising expense, which is classified as a component of SG&A expenses, totaled $17,887, $17,126, and $19,470, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

When events or circumstances indicate a potential impairment, we evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. We recognize an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. In 2009, we ceased further development on a customer relationship management (“CRM”) module of internally developed software and determined that we would not realize any future cash flows from this CRM software module. As a result, we recognized a special charge of $11,681 in our operating results for the year ended December 31, 2009, which consisted of a non-cash asset impairment write-off of $11,609 representing the CRM module’s capitalized cost and $72 in related restructuring costs. See Note 5.

Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill, which is not subject to amortization; (2) indefinite lived intangibles, which consist of certain trademarks that are not subject to amortization; and (3) amortizing intangibles, which consist of a licensing agreement, which is being amortized over its useful life.

Note 2 describes the annual impairment methodology that we employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test is performed at other times during the course of a year should an event occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Non-amortizing intangibles are also subject to annual impairment tests and interim tests if conditions require.

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

Income Taxes

We recognize deferred income tax assets and liabilities for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates anticipated to be applicable to the periods in which the differences are expected to affect taxable income. We assess the likelihood that deferred tax assets will be realized and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. We account for uncertain tax positions based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base.

No single customer, other than the federal government, accounted for more than 3% of total net sales in 2010, 2009, and 2008. Net sales to the federal government in 2010, 2009, and 2008 were $189,797, $154,835, and $134,836, or 9.6%, 9.9%, and 7.7% of total net sales, respectively.

During the years ended December 31, 2010, 2009, and 2008, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 25%, 23%, and 24%, respectively, of our total product purchases. Purchases from Tech Data Corporation comprised 14%, 15%, and 17% of our total product purchases in 2010, 2009, and 2008, respectively. Purchases from Synnex Corporation comprised 12%, 11%, and 9% of our total product purchases in 2010, 2009, and 2008, respectively. Purchases from Hewlett-Packard Company comprised 9%, 10%, and 12% of our total product purchases in 2010, 2009, and 2008, respectively. No other vendor supplied more than 10% of our total product purchases in 2010, 2009, or 2008.

Earnings Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to options outstanding to purchase common stock, if dilutive. In periods of net loss, dilutive securities are antidilutive in calculating diluted loss per share due to operating losses realized in the period and therefore are not included in the calculation.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2010	2009	2008
Numerator:
Net income (loss)	$22,961	$(1,222)	$10,366

Denominator:
Denominator for basic earnings (loss) per share	27,007	26,833	26,828
Dilutive effect of employee stock options	46	—	68

Denominator for diluted earnings (loss) per share	27,053	26,833	26,896

Earnings (loss) per share:
Basic	$0.85	$(0.05)	$0.39

Diluted	$0.85	$(0.05)	$0.39

For the years ended December 31, 2010, 2009, and 2008, the following unexercised stock options were excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive:

	2010	2009	2008
Common stock options	737	1,179	788

Recently Issued Financial Accounting Standards

In October 2009, an update was made to “Revenue Recognition—Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective beginning January 1, 2011 and can be applied prospectively or retrospectively. We do not expect the implementation of this guidance to have a material impact on our consolidated financial statements and will apply the update prospectively.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test; these assets are tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. The goodwill impairment test, performed at a reporting unit level, is a two-step test that requires under the first test that we determine the fair value of our reporting units. We have identified four reporting units, consisting of our four operating segments. We determine the fair value of such reporting units using established income and market valuation approaches.

In the fourth quarter of 2008, we experienced declines in our net sales and the publicly quoted price of our common stock. We deemed these declines to be a triggering event as of December 31, 2008. We performed the first step of the impairment test and found that the fair values of the SMB and Public Sector reporting units were less than the respective carrying values and thus a potential impairment of goodwill existed for both reporting units. The fair value of the Large Account reporting unit, however, exceeded its carrying value, and accordingly, no impairment was indicated for this reporting unit. We proceeded to the second step of the impairment test to measure the amount, if any, of the impairment loss for the SMB and Public Sector reporting units. The second step of the impairment test compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of the goodwill exceeds the implied fair value, a loss is recognized to the extent of such excess. Under the second step, we found a zero implied fair value of goodwill for the SMB and Public Sector reporting units, and as a result, we recognized an impairment loss of $8,807, or $5,383 net of taxes, in our operating results for the year ended December 31, 2008.

We completed our annual goodwill and indefinite lived trademark impairment test on the first day of 2009, 2010, and 2011 for our Large Account reporting unit. For each year, we determined that its fair value exceeded its carrying value, and as a result, we did not identify any impairment.

To determine the fair value of our Large Account reporting unit, we considered its operating results and future projections, as well as changes in the Company’s overall market capitalization. The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends. The discount rate used is a “market participant” weighted average cost of capital (“WAAC”). For our computation of fair value as of January 1, 2010, we used a WAAC rate of 13.5% and estimated terminal growth rate at 5.0% and working capital requirements at 7.5% of revenues.

When completing the test on the first day of 2011, we elected to carry forward the previous determination of fair value for our Large Account unit rather than reassess its fair value because we met the following requirements:

•	The most recent fair value determination exceeded the carrying amount by a “substantial margin.”

•

Based on an analysis of the events that have transpired since last year’s fair valuation, the likelihood was remote that the current fair value would be less than the current carrying amount of the reporting unit.

•	The assets or liabilities of the reporting unit have not changed significantly since the valuation.

A roll forward of the carrying amount of goodwill for the two years ended December 31, 2010 by applicable operating segment (and reporting unit) is as follows:

	SMB	Large Account	Public Sector	Total
Balance at January 1, 2009:
Goodwill	$1,173	$48,060	$7,634	$56,867
Accumulated impairment losses	(1,173)	—	(7,634)	(8,807)

Balance at December 31, 2009	—	48,060	—	48,060
Balance at December 31, 2010:
Goodwill	1,173	48,060	7,634	56,867
Accumulated impairment losses	(1,173)	—	(7,634)	(8,807)

Net balance	$—	$48,060	$—	$48,060

Intangible assets not subject to amortization consisted of trademarks of $1,190 at both December 31, 2010 and 2009. We purchased a licensing agreement for $800 in the first quarter of 2010, which we are amortizing on a straight-line basis over the five-year license term. Intangible assets subject to amortization at December 31,

2010 consisted of the licensing agreement of $596 (net of accumulated amortization of $204). Intangible assets subject to amortization at December 31, 2009 consisted of customer lists of $89 (net of accumulated amortization of $5,130). Amortization expense related to intangible assets is recorded on a straight-line basis. For the years ended December 31, 2010, 2009, and 2008, we recorded amortization expense of $293, $941, and $1,071, respectively.

The estimated amortization expense relating to the licensing agreement for each of the five succeeding years and thereafter is as follows:

For the Year Ended December 31,
2011	$140
2012	140
2013	140
2014	140
2015	36
2016 and thereafter	—

3. FAIR VALUE

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. The carrying values of cash, accounts receivable, and accounts payable approximate their fair values due to their short-term nature. We are required to measure fair value under a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

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

Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents at December 31, 2010 and 2009:

	Fair Value Measurements at Reporting Date Using			Total Balance
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents:
Money market fund deposits at December 31, 2010	$1,036	$—	$—	$1,036
Money market fund deposits at December 31, 2009	$30,021	$—	$—	$30,021

As discussed in Note 5, we abandoned the development of a CRM software module in the year ended December 31, 2009. We wrote off the total amount capitalized of $11,609 because the fair value of the CRM software was deemed to be zero as there was no alternative use or salvage value. The measurement of the fair value of zero and resulting charge is considered a Level 3 input.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2010	2009
Trade	$230,188	$201,507
Vendor returns, rebates, and other	9,818	16,891
Advertising consideration	3,895	4,032
Due from employees	191	183
Due from affiliates	4	4

Total	244,096	222,617
Allowances for:
Sales returns	(3,244)	(1,857)
Doubtful accounts	(2,841)	(2,665)

Accounts receivable, net	$238,011	$218,095

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2010	2009
Facilities and equipment under capital lease with affiliate	$7,215	$7,215
Leasehold improvements	7,031	7,610
Furniture and equipment	25,964	26,787
Computer software, including licenses and internally- developed software	36,404	35,040
Automobiles	197	229

Total	76,811	76,881
Accumulated depreciation and amortization	(63,311)	(64,461)

Property and equipment, net	$13,500	$12,420

We recorded depreciation and amortization expense, including capital lease amortization, of $5,137, $5,855, and $5,894 for the years ended December 31, 2010, 2009, and 2008, respectively.

In 2009, we ceased further development of an internally developed CRM software module as a result of identified significant increases in the estimated costs to complete and significant extensions of delivery schedules. We further determined that we would not realize any future cash flows from this CRM module, and as a result, we recorded, as a special charge, a non-cash asset write-off of $11,609 representing the CRM module’s capitalized cost.

6.	SPECIAL CHARGES

In 2009, we recorded a special charge of $11,681, which consisted of a non-cash asset write-off of $11,609 representing the write-off of the abandoned CRM software’s capitalized cost and $72 in related restructuring costs. See Note 5 for further discussion.

In 2009 and 2008, we recorded charges of $1,145 and $1,431, respectively, related to workforce reduction and management restructuring costs, classified as workforce reductions and other in the table below.

A roll forward of liabilities related to special charges for the three years ended December 31, 2010 is shown below.

	Workforce Reductions & Other	CRM Asset Write-Off	Total
Balance, January 1, 2008	$541	$—	$541

Charges	1,431	—	1,431
Cash Payments	(708)	—	(708)

Balance, December 31, 2008	1,264	—	1,264

Charges	1,145	11,681	12,826
Adjustments	(16)	(11,609)	(11,625)
Cash Payments	(2,041)	(72)	(2,113)

Balance, December 31, 2009	352	—	352

Adjustments	—	—	—
Cash Payments	(336)	—	(336)

Balance, December 31, 2010	$16	$—	$16

Non-cash special charges in 2009 totaled $11,625 and are reflected as an “adjustment” in the above roll forward. Liabilities at December 31, 2010 were reported as accrued payroll on the consolidated balance sheet. Liabilities at December 31, 2009 consisted of $23 in accrued expenses and other liabilities, $312 of accrued payroll, and $17 of non-current other liabilities on the consolidated balance sheet.

7.	BANK BORROWINGS

We have a $50,000 credit facility collateralized by substantially all of our assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at December 31, 2010). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Borrowings under the credit facility in the fourth quarter were minimal in amount and duration, and were zero at December 31, 2010, and accordingly such financial ratio did not limit potential borrowings at December 31, 2010. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at December 31, 2010 or 2009, and accordingly, the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

Certain information with respect to short-term borrowings was as follows:

Year ended December 31,	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
2010	3.3%	$5,000	$58
2009	3.3	20,509	94
2008	6.9	9,687	167

8.	TRADE CREDIT AGREEMENTS

At December 31, 2010 and 2009, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregated amount of $45,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At December 31, 2010 and 2009, accounts payable included $14,603 and $11,406, respectively, owed to these financial institutions.

9.	CAPITAL LEASE

In November 1997, we entered into a fifteen-year lease for our corporate headquarters with an entity controlled by our principal stockholders. We occupied the facility upon completion of construction in late November 1998, and the lease payments commenced in December 1998.

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

The net book value of capital lease assets was $1,403 and $1,884 as of December 31, 2010 and 2009, respectively.

Future aggregate minimum annual lease payments under the capital lease at December 31, 2010 are as follows:

Year Ending December 31	Payments
2011	$1,139
2012	1,139
2013	1,045
2014 and thereafter	—

Total minimum payments (excluding taxes, maintenance, and insurance)	3,323
Less amount representing interest	493

Present value of minimum lease payments	2,830
Less current maturities (excluding interest)	870

Long-term portion	$1,960

10.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at December 31, 2010 or 2009.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions. Our current bank line of credit, however, limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts.

We repurchased 423 shares for $2,857 in 2010, 78 shares for $353 in 2009, and 196 shares for $1,449 in 2008. As of December 31, 2010, we have repurchased an aggregate of 1,060 shares for $6,945. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $5,341. We have issued nonvested shares from treasury stock and have reflected upon the vesting of such shares the net remaining balance of treasury stock on the consolidated balance sheet. In addition, we withheld 32 shares, having an aggregate fair value of $210, upon the vesting of nonvested stock to satisfy related employee tax obligations during the year ended December 31, 2010. Such transactions were recognized as a repurchase of common stock and returned to treasury but do not apply against authorized repurchase limits under our bank line agreement and Board of Directors’ authorization.

Equity Compensation Plan Descriptions

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the terms of the 1997 Plan, we were authorized, for a ten-year period, to grant stock options, nonvested stock, and other stock-based awards. The 1997 Plan expired in November 2007. Under such plan, options to purchase 498 shares remain outstanding as of December 31, 2010.

In 2007, the Board adopted and our stockholders approved the 2007 Stock Incentive Plan (the “Original 2007 Plan”). A total of 500 shares was authorized for issuance by stockholders under the Original 2007 Plan. In April 2009, the Board adopted an amendment to, and restatement of, the Original 2007 Plan, to among other things, increase the number of shares of common stock reserved for issuance to 700 shares. Our shareholders approved the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”) in June 2009. In May 2010, our shareholders approved an amendment to the 2007 Plan to increase from 700 to 1,000 the number of shares of common stock authorized for issuance under the 2007 Plan. Under the terms of the 2007 Plan, we are authorized, for a ten-year period to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants. As of December 31, 2010, there were 204 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period. An aggregate of 938 shares of common stock has been reserved for issuance under the Purchase Plan, of which 830 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed.

We record share-based compensation costs as either a component of SG&A expenses or, when applicable, as a special charge related to management restructuring. In 2008 and 2010, we granted both stock options and nonvested stock, and in 2009, we granted only nonvested stock. Such awards vest over varying periods of up to four years and have contractual lives of ten years.

We employ the Black-Scholes option valuation model to assess the grant date fair value of each option grant. We value each grant as a single award. The application of this model requires certain key input assumptions, including expected volatility, option term, and risk-free interest rates. Expected volatility is based on the historical volatility of our common stock. The expected term of an option grant is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s expected average life. We estimate expected forfeitures based upon historical patterns of employee turnover. The key weighted-average assumptions we used to apply this pricing model for the years ended December 31, 2010 and 2008 are as follows:

	2010	2008
Risk-free interest rate	2.26%	3.04%
Volatility	68.01%	57.89%
Expected life of option grants	4.5 years	4.8 years
Dividend yield	0%	0%

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2010:

	2010	2009	2008
Stock options	$769	$786	$883
Nonvested shares	762	634	940

Pre-tax compensation expense	1,531	1,420	1,823
Tax benefit	(475)	(420)	(544)

Net effect on net income	$1,056	$1,000	$1,279

We have historically settled stock option exercises with newly issued common shares. The intrinsic value of options exercised in 2010 and 2008 was $122 and $83, respectively, and no options were exercised in 2009.

The following table sets forth our stock option activity for the year ended December 31, 2010:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	916	$12.23
Granted	135	6.58
Exercised	(89)	7.49
Expired	(148)	27.21

Outstanding, December 31, 2010	814	9.10	6.06	$1,059

Vested and expected to vest	754	9.18	5.90	968

Exercisable, December 31, 2010	594	9.57	5.24	698

The weighted-average grant date fair values of options granted in 2010 and 2008 were $3.65 and $4.49, respectively. Total exercisable options and their weighted average exercise price at December 31, 2009 were 698 shares at $12.89 per share. Unearned compensation cost related to the unvested portion of outstanding stock options as of December 31, 2010 was $468 and is expected to be recognized over a weighted-average period of approximately two years.

We have issued nonvested stock awards from treasury stock in each of the three years ended December 31, 2010. Recipients of nonvested stock possess the rights of stockholders, including voting rights and the right to receive dividends. We recognize expense associated with stock awards ratably over the respective vesting periods. We use the end of day market value of our common stock on the grant date to determine the fair value of nonvested stock. The following table summarizes our nonvested shares activity as of December 31, 2010:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2010	322	$6.36
Awarded	50	4.87
Vested	(130)	6.86

Nonvested at December 31, 2010	242	5.78

The weighted-average grant-date fair values of nonvested stock awards granted in 2009 and 2008 were $4.51 and $9.04, respectively. The total fair values of nonvested shares that vested in 2010, 2009, and 2008 were $859, $576, and $416, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock as of December 31, 2010 was $784 and is expected to be recognized over a weighted-average period of approximately two years.

11.	INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$11,066	$1,519	$7,289
State	2,841	502	1,104

Total current	13,907	2,021	8,393

Deferred:
Federal	1,585	(1,406)	(960)
State	(63)	(70)	209

Net deferred	1,522	(1,476)	(751)

Net provision	$15,429	$545	$7,642

The components of the deferred taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
Current:
Provisions for doubtful accounts	$1,148	$1,025
Inventory costs capitalized for tax purposes	163	141
Inventory and sales returns reserves	534	508
Deductible expenses, primarily employee-benefit related	277	258
State tax contingency and other accruals	917	685
Other	774	769

Net deferred tax asset—current	$3,813	$3,386

Non-Current:
Compensation under non-statutory stock option agreements	$842	$709
State tax loss carryforwards	611	676
State tax credit carryforwards	553	630
Goodwill and other intangibles	(7,940)	(6,123)
Property and equipment	(540)	(430)
Federal benefit for uncertain state tax positions	800	809
Capitalized software	525	646
Deferred revenue	—	263

Subtotal	(5,149)	(2,820)
Valuation allowance	(673)	(1,029)

Net deferred tax liability—non-current	(5,822)	(3,849)

Net deferred tax liability	$(2,009)	$(463)

The state tax credit carryforwards are available to offset future state income taxes in years with sufficient state income levels to create creditable tax and within the applicable carryforward period for these credits. Total tax credit carryforwards aggregated $850 and $969 at December 31, 2010 and 2009, respectively. These credits are subject to a five-year carryforward period with $280 expiring beginning in 2011, $172 in 2012, $9 in 2014, and $389 in 2015. Additionally, certain of our subsidiaries have state net operating loss carryforwards aggregating $940 at December 31, 2010, and representing state tax benefits, net of federal taxes, of approximately $611. These loss carryforwards are subject to five- and twenty-year carryforward periods, with $33, $22, $20, and $6 expiring from 2011 through 2014 respectively, and $859 expiring after 2015. We have provided valuation allowances of $673 and $1,029 at December 31, 2010 and 2009 respectively, against the state tax credit and state tax loss carryforwards, representing the portion of carryforward credits and losses that we believe are not likely to be realized. The net change in the valuation allowance in 2010 included a reduction of $356 related to the utilization and expiration of state net operating loss carryforwards and state tax credit carryforwards. The $411 change in the valuation allowance in 2009 represents a reduction related to the expiration of state net operating loss carryforwards and state tax credit carryforwards. The $643 change in the valuation allowance in 2008 represents a reduction related to the expiration of state net operating loss carryforwards and state tax credit carryforwards.

A reconciliation of our 2010, 2009, and 2008 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2010	2009	2008
Federal income taxes, at statutory tax rate	$13,436	$(237)	$6,303
State income taxes, net of federal benefit	1,802	249	907
Nondeductible expenses	161	433	213
Other—net	30	100	219

Tax provision, at effective income tax rate	$15,429	$545	$7,642

We file one consolidated United States federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2006-2009 remain open to examination by the major state taxing jurisdictions in which we file. An Internal Revenue Service (“IRS”) audit of the 2005 tax year was settled in 2008. The tax years 2007-2009 remain open to examination by the IRS.

A reconciliation of unrecognized tax benefits for 2010, 2009, and 2008, is as follows:

	2010	2009	2008
Balance at January 1,	$2,182	$2,275	$2,368
Additions based on tax positions related to the current year	—	40	128
Additions based on tax positions of prior years	—	—	96
Reductions based on tax positions of prior years	(6)	(90)	—
Lapses of applicable statute of limitations	(385)	(43)	(317)

Balance at December 31,	$1,791	$2,182	$2,275

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. During the years ended December 31, 2010, 2009, and 2008, we recognized interest and penalties totaling $185, 188, and $556, respectively. At December 31, 2010 and 2009, accrued interest aggregated $1,017 and $1,033, respectively, and accrued penalties aggregated $318 and $320, respectively. During the year ended December 31, 2010, we reduced our unrecognized tax benefits by $196 for interest and penalties related to lapses of applicable statute of limitations. As of December 31, 2010 and 2009, net unrecognized tax benefits and the related interest and penalties, which would favorably affect our effective tax rate, if recognized, are $1,802 and $1,818, respectively.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statute of limitations, or other reasons in the next twelve months.

12.	EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2010, 2009, or 2008. Given the decline in IT spending experienced in 2009, we suspended, effective July 1, 2009, employer-matching contributions to the employee savings element of such plan. We made matching contributions of $1,103 in 2008 and $595 during the first six months of 2009. Effective January 1, 2011, we reinstated the employer matching contribution.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2008, we entered into an operating lease agreement with an entity controlled by our principal stockholders for an office facility adjacent to our corporate headquarters. The lease has a term of ten years and provides us the option to renew for two additional two-year terms. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges either as additional rent or directly to third-parties and also to pay insurance premiums for the leased property. We also lease several other buildings from our principal stockholders on a month-to-month basis. We believe that the above leasing transactions were consummated on terms comparable to terms we could have obtained with unrelated third parties.

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to three years.

Future aggregate minimum annual lease payments under these leases at December 31, 2010 are as follows:

Year Ending December 31	Related Parties	Others	Total
2011	$225	$2,127	$2,352
2012	225	706	931
2013	225	45	270
2014	225	—	225
2015	225	—	225
2016 and thereafter	582	—	582

Total rent expense aggregated $2,594, $3,137, and $3,723 for the years ended December 31, 2010, 2009, and 2008, respectively, under the terms of the leases described above. Such amounts included $380, $360, and $358 in 2010, 2009, and 2008, respectively, paid to related parties.

Sports Marketing Agreements

We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox that extend to 2013 and 2014, respectively. These agreements grant us various marketing rights and seating arrangements.

Future aggregate minimum annual payments required under these agreements as of December 31, 2010 are as follows:

Year Ending December 31	Total
2011	$935
2012	396
2013	408
2014 and thereafter	114

Total marketing expense payments under agreements with these organizations aggregated $879, $517, and $1,530 for the years ended December 31, 2010, 2009, and 2008, respectively, under the terms of the agreements described above.

Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit is currently in progress, and total accruals for unclaimed property aggregated $1,595 and $1,133 at December 31, 2010 and 2009, respectively. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Additional liabilities could be assessed, and such outcome could have a material negative impact on our financial position, results of operations, and cash flows.

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

	2010	2009	2008
Revenue:
Sales of services to affiliated companies	$82	$61	$22

15.	SEGMENT AND RELATED DISCLOSURES

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

In January 2010, we formed a new sales company, PC Connection Express, Inc., to focus on the consumer and SOHO customer. This new operating segment is comprised of inbound sales representatives, certain internet support staff, and management. Prior period sales and operating results relating to consumer and SOHO customers were reported within our SMB segment. We have revised the reporting of operating segments to reflect the new basis for assessing performance and allocating resources. Under this revised reporting structure, the operating results related to our consumer and SOHO customers that were formerly included within the SMB segment are now reported separately under the new Consumer/SOHO segment.

Our operations are organized under four reporting segments—the SMB segment, which primarily serves small- and medium-sized businesses; the Large Account segment, which primarily serves medium-to-large corporations; the Public Sector segment, which serves federal, state, and local government and educational institutions, and the Consumer/SOHO segment, which serves the consumer and SOHO markets. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, product management, and marketing. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Segment information applicable to our reportable operating segments for the years ended December 31, 2010, 2009, and 2008 is shown below:

	Year Ended December 31, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters /Other	Consolidated
Net sales	$833,433	$603,177	$462,880	$74,708		$1,974,198

Operating income (loss) before allocations	$68,028	$30,711	$22,314	$(3,008)	$(79,378)	$38,667
Allocations	(40,644)	(4,355)	(18,164)	(3,954)	67,117	—

Operating income (loss)	$27,384	$26,356	$4,150	$(6,962)	$(12,261)	$38,667

Net interest expense and other, net						(277)

Income before taxes						$38,390

Selected Operating Expense:
Depreciation and amortization	$52	$443	$109	—	$4,826	$5,430
Balance Sheet Data:
Total assets	$139,868	$151,504	$64,394	$3,599	$61,576	$420,941
Goodwill	—	48,060	—		—	48,060

	Year Ended December 31, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters /Other	Consolidated
Net sales	$657,038	$427,891	$389,297	$95,430		$1,569,656

Operating income (loss) before allocations	$48,418	$18,745	$17,620	$(324)	$(85,143)	$(684)
Allocations	(35,233)	(3,250)	(17,080)	(5,100)	60,663	—

Operating income (loss)	$13,185	$15,495	$540	$(5,424)	$(24,480)	(684)

Net interest expense and other, net						7

Loss before taxes						$(677)

Selected Operating Expense:
Depreciation and amortization	$186	$1,214	$118	—	$5,278	$6,796
Special charges	112	107	128	—	12,479	12,826
Balance Sheet Data:
Total assets	$155,129	$144,509	$77,189	500	$23,768	$401,095
Goodwill	—	48,060	—	—	—	48,060

	Year Ended December 31, 2008
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters /Other	Consolidated
Net sales	$811,987	$475,298	$359,326	$107,069		$1,753,680

Operating income (loss) before allocations	$60,979	$25,107	$6,035	$1,847	$(76,090)	$17,878
Allocations	(40,505)	(2,921)	(14,338)	(5,717)	63,481	—

Operating income (loss)	$20,474	$22,186	$(8,303)	$(3,870)	$(12,609)	17, 878

Net interest expense and other, net						130

Income before taxes						$18,008

Selected Operating Expense:
Depreciation and amortization	$286	$1,320	$162	—	$5,197	$6,965
Goodwill impairment	1,173	—	7,634	—	—	8,807
Special charges	12	—	43	—	1,376	1,431

Our operating segments’ assets presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $46,111 and $61,139 for the years ended December 31, 2010 and 2009, respectively. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors revenue by product mix (Notebook and PDA; Desktop/Server; Software; Video, Imaging, and Sound; Net/Com Product; Printer and Printer Supplies; Storage Device; Memory and System Enhancements; and Accessories/Other).

Net sales by product mix are presented below:

	Years Ended December 31,
	2010	2009	2008
Product Mix
Notebook and PDA	$342,195	$234,316	$270,808
Desktop/Server	308,261	212,088	233,349
Software	280,873	219,567	225,297
Video, Imaging and Sound	227,654	212,885	260,702
Net/Com Product	192,624	167,284	184,106
Printers and Printer Supplies	157,028	133,857	159,414
Storage Device	144,531	128,940	152,650
Memory and System Enhancements	83,777	60,301	63,438
Accessories/Other	237,255	200,418	203,916

Total	$1,974,198	$1,569,656	$1,753,680

Substantially, all of our sales in 2010, 2009, and 2008 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in 2010, 2009, and 2008. All of our assets at December 31, 2010 and 2009 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, medium-to-large corporate accounts, and consumer/SOHOs. No single customer other than the federal government accounted for more than 3% of total net sales in 2010, 2009, and 2008. Net sales to the federal government in 2010, 2009, and 2008 were $189,797, $154,835, and $134,836, or 9.6%, 9.9%, and 7.7% of total net sales, respectively.

16.	SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2010 and 2009. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$408,262	$477,546	$532,827	$555,563
Cost of sales	359,611	421,564	470,856	492,267

Gross profit	48,651	55,982	61,971	63,296
Selling, general and administrative expenses	44,474	47,501	47,640	51,618

Income from operations	4,177	8,481	14,331	11,678
Interest expense	(99)	(95)	(111)	(185)
Other, net	75	35	49	54

Income before taxes	4,153	8,421	14,269	11,547
Income tax provision	(1,719)	(3,398)	(5,643)	(4,669)

Net income	$2,434	$5,023	$8,626	$6,878

Weighted average common shares outstanding:
Basic	27,157	27,116	26,939	26,821

Diluted	27,193	27,156	26,977	26,888

Earnings per common share:
Basic	$0.09	$0.19	$0.32	$0.26

Diluted	$0.09	$0.18	$0.32	$0.26

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$326,221	$377,262	$403,052	$463,121
Cost of sales	284,610	332,920	356,708	410,622

Gross profit	41,611	44,342	46,344	52,499
Selling, general and administrative expenses	43,289	42,118	41,263	45,984
Special charges	891	12,064	—	(129)

(Loss) income from operations	(2,569)	(9,840)	5,081	6,644
Interest expense	(134)	(152)	(99)	(132)
Other, net	199	160	93	72

(Loss) income before taxes	(2,504)	(9,832)	5,075	6,584
Income tax benefit (provision)	885	3,373	(2,186)	(2,617)

Net (loss) income	$(1,619)	$(6,459)	$2,889	$3,967

Weighted average common shares outstanding:
Basic	26,819	26,819	27,078	27,158

Diluted	26,819	26,819	27,095	27,183

(Loss) earnings per common share:
Basic	$(0.06)	$(0.24)	$0.11	$0.15

Diluted	$(0.06)	$(0.24)	$0.11	$0.15

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged to Operations	Deductions/ Write-Offs	Balance at End of Period
Description
Allowance for Sales Returns
Year Ended December 31, 2008	$2,143	$34,651	$(34,666)	$2,128
Year Ended December 31, 2009	2,128	29,700	(29,971)	1,857
Year Ended December 31, 2010	1,857	36,495	(35,108)	3,244

Allowance for Doubtful Accounts
Year Ended December 31, 2008	$3,945	$2,277	$(3,122)	$3,100
Year Ended December 31, 2009	3,100	2,354	(2,789)	2,665
Year Ended December 31, 2010	2,665	2,372	(2,196)	2,841

S-1