Form 10-Q
period 2011-03-31
PC CONNECTION INC
filed 2011-05-12
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of May 1, 2011 was 26,894,774.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$58,560	$35,374
Accounts receivable, net	217,788	238,011
Inventories	67,698	74,293
Prepaid expenses and other current assets	4,840	4,210
Deferred income taxes	3,895	3,813
Income taxes receivable	1,839	1,489

Total current assets	354,620	357,190
Property and equipment, net	19,285	13,500
Goodwill	51,152	48,060
Other intangibles, net	5,330	1,786
Other assets	537	405

Total Assets	$430,924	$420,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$894	$870
Accounts payable	112,475	114,632
Accrued expenses and other liabilities	31,345	23,963
Accrued payroll	10,962	12,652

Total current liabilities	155,676	152,117
Deferred income taxes	6,475	5,822
Capital lease obligation to affiliate, less current maturities	1,727	1,960
Other liabilities	4,577	3,403

Total Liabilities	168,455	163,302

Stockholders’ Equity:
Common stock	275	275
Additional paid-in capital	99,207	98,871
Retained earnings	168,569	164,075
Treasury stock at cost	(5,582)	(5,582)

Total Stockholders’ Equity	262,469	257,639

Total Liabilities and Stockholders’ Equity	$430,924	$420,941

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$461,926	$408,262
Cost of sales	403,107	359,611

Gross profit	58,819	48,651
Selling, general and administrative expenses	51,290	44,474

Income from operations	7,529	4,177
Interest expense	(41)	(99)
Other, net	65	75

Income before taxes	7,553	4,153
Income tax provision	(3,059)	(1,719)

Net income	$4,494	$2,434

Earnings per common share:
Basic	$0.17	$0.09

Diluted	$0.17	$0.09

Weighted average common shares outstanding:
Basic	26,901	27,157

Diluted	26,986	27,193

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2011

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2011	27,507	$275	$98,871	$164,075	(854)	$(5,582)	$257,639
Stock-based compensation expense	—	—	205	—	—	—	205
Issuance of common stock under incentive plans	20	—	131	—	—	—	131
Net income and comprehensive income	—	—	—	4,494	—	—	4,494

Balance—March 31, 2011	27,527	$275	$99,207	$168,569	(854)	$(5,582)	$262,469

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$4,494	$2,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,344	1,572
Deferred income taxes	571	160
Provision for doubtful accounts	414	527
Stock-based compensation expense	205	283
Loss on disposal of fixed assets	3	1
Income tax deficiency from stock-based compensation	—	(9)
Changes in assets and liabilities:
Accounts receivable	23,072	21,528
Inventories	6,889	6,634
Prepaid expenses and other current assets	(712)	(544)
Other non-current assets	(104)	131
Accounts payable	(5,205)	(17,324)
Accrued expenses and other liabilities	(1,842)	(1,647)

Net cash provided by operating activities	29,129	13,746

Cash Flows from Investing Activities:
Acquisition of ValCom Technology, net of cash acquired	(3,745)	—
Purchases of property and equipment	(2,120)	(692)

Net cash used for investing activities	(5,865)	(692)

Cash Flows from Financing Activities:
Repayment of capital lease obligation to affiliate	(209)	(187)
Exercise of stock options	131	—
Purchase of treasury shares	—	(129)

Net cash used for financing activities	(78)	(316)

Increase in cash and cash equivalents	23,186	12,738
Cash and cash equivalents, beginning of period	35,374	46,297

Cash and cash equivalents, end of period	$58,560	$59,035

Supplemental Non-Cash Investing Activity:
Accrued capital expenditures	$1,707	$79
Contingent consideration included in accrued expenses and other liabilities	2,880	—

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2011 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2011.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2011	2010
Numerator:
Net income	$4,494	$2,434

Denominator:
Denominator for basic earnings per share	26,901	27,157
Dilutive effect of employee stock options	85	36

Denominator for diluted earnings per share	26,986	27,193

Earnings per share:
Basic	$0.17	$0.09

Diluted	$0.17	$0.09

For the three months ended March 31, 2011 and 2010, the following unexercised stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	Three Months Ended
March 31,	2011	2010
Common stock options	468	723

Note 3—Acquisition of ValCom Technology

On March 17, 2011, we completed the acquisition of ValCom Technology, a provider of infrastructure management and onsite managed services. Under the terms of the stock purchase agreement, we paid $8,495 at closing, subject to final validation of stockholders’ equity as of the closing date. In addition, we agreed to pay up to $3,000 upon the achievement of certain performance milestones over the next eighteen months. We incurred $500 of transaction costs related to the acquisition. The purchase of ValCom Technology will allow us to expand our services capabilities, and the excess of the purchase price over the net assets acquired represents potential revenue enhancements/synergies from our existing customer base and ValCom Technology’s assembled workforce of sales representatives and service technicians that we acquired in the transaction. We allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition and recorded the excess of purchase price over the aggregate fair values as goodwill. The initial allocation of the purchase price was based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period and completion of the valuation of intangible assets and contingent consideration. We have included the operating results of ValCom Technology in the Large Account segment in our Condensed Consolidated Financial Statements since the acquisition date. Pro forma results of operations have not been presented because the effects of the business combination were not material to our consolidated results of operations.

The following table reflects components of the purchase price at fair value as of March 17, 2011. The fair values of the intangibles were determined through a third party valuation using management estimates, which have not been finalized.

Purchase Price Allocation
Current assets	$8,576
Fixed assets, including capitalized software	3,281
Goodwill	3,092
Intangible assets:
Customer list	3,400
Tradename	200

Total assets acquired	18,549
Acquired liabilities	(7,174)

Net assets acquired	11,375
Contingent liability (present value of $3,000)	(2,880)

Net purchase price at closing	8,495
Less cash acquired	(4,750)

Purchase price at closing, net of cash acquired	$3,745

The fair value of the additional contingent consideration as of the date of acquisition is $2,880. Such valuation is based upon management’s initial estimates, including estimates of the probability of achievement of the performance milestones. Adjustments to the fair value of the contingent consideration will be reflected in our operating results, if necessary, during the earnout period. The goodwill balance of $3,092 is expected to be fully deductible for tax purposes.

Note 4—Goodwill and Other Intangible Assets

Goodwill

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. These assets are tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. The goodwill impairment test, performed at a reporting unit level, is a two-step test that requires, under the first test, that we determine the fair value of a reporting unit and compare it to the reporting unit’s carrying value, including goodwill. We use established income and market valuation approaches to determine the fair value of the reporting unit.

We completed our annual impairment test of an indefinite-lived trademark and goodwill on the first day of 2011 and determined that the fair values of the trademark and the reporting unit to which the goodwill relates substantially exceeded their respective carrying values. Accordingly, we did not identify any impairment. Our test of goodwill requires that we assess the fair value of the Large Account reporting unit. We determined its fair value as of January 1, 2010, by preparing a discounted cash flow analysis using forward-looking projections of the reporting unit’s future operating results, as well as consideration of market valuation approaches. When completing the step-one test on the first day of 2011, we elected to carry forward the previous determination of fair value for our Large Account unit rather than reassess its fair value.

We did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of this reporting unit was in excess of its fair value during the three months ended March 31, 2011. Accordingly, we did not perform an interim test for impairment.

As discussed in Note 3, we recorded an additional $3,092 of goodwill as a result of our acquisition of ValCom Technology in our Large Account segment in the first quarter of 2011. Goodwill was determined on the date of acquisition as the excess of the total purchase price over the net of the assets and liabilities acquired based on their estimated fair values. The initial allocation of the purchase price was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information during the measurement period and complete the valuation of intangible assets and the contingent consideration.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets for the periods ended March 31, 2011 and December 31, 2010.

			March 31, 2011			December 31, 2010
	Estimated Useful Lives		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	—	*	$1,390	$3	$1,387	$1,190	$—	$1,190
Customer List	8		3,400	17	3,383	—	—	—
License Agreement	5		800	240	560	800	204	596

Total Intangible Assets			$5,590	$260	$5,330	$1,990	$204	$1,786

*	Includes the MoreDirect tradename of $1,190, which is not subject to amortization, and the ValCom Technology tradename of $200, which will be amortized over a five-year life.

The intangible assets of ValCom Technology were valued at the date of acquisition using third-party valuation specialists and will be amortized in proportion to the original estimates of the future cash flows underlying the valuation of the intangible assets. The weighted-average period of the intangible assets that we acquired in the first quarter of 2011 is 7.8 years. For the three-month periods ended March 31, 2011 and 2010, we recorded amortization expenses of $56 and $188, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2011	$484	(*)
2012	847
2013	699
2014	686
2015	512
2016 and thereafter	912

(*) Represents estimated amortization expense for the nine months ending December 31, 2011.

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

Our operations are organized under four reporting segments—the SMB segment, which primarily serves small- and medium-sized businesses; the Large Account segment, which primarily serves medium-to-large corporations; the Public Sector segment, which serves federal, state, and local government and educational institutions, and the Consumer/SOHO segment, which serves the consumer and small office/home office (“SOHO”) markets. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, product management, and marketing. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

In March 2011, we acquired ValCom Technology, a provider of IT infrastructure and on-site managed services to medium-to-large corporations. We have included the operating results of ValCom Technology since the acquisition in our Large Account segment, which also includes the operating results of our MoreDirect subsidiary.

Net sales represent net sales to external customers and exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three months ended March 31, 2011 and 2010 is shown below:

	Three Months Ended March 31, 2011
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$210,934	$146,847	$90,345	$13,800		$461,926

Operating income (loss) before allocations	$16,477	$7,499	$3,844	$26	$(20,317)	$7,529
Allocations	(10,355)	(1,702)	(4,381)	(931)	17,369	—

Operating income (loss)	$6,122	$5,797	$(537)	$(905)	$(2,948)	$7,529

Net interest expense and other, net						24

Income before taxes						$7,553

Selected Operating Expense:
Depreciation and amortization	$11	$151	$32	$—	$1,150	$1,344
Balance Sheet Data as of March 31, 2011:
Goodwill	$—	$51,152	$—	$—	$—	$51,152
Total assets	144,129	166,656	52,826	2,715	64,598	430,924

	Three Months Ended March 31, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$188,795	$126,102	$79,249	$14,116		$408,262

Operating income (loss) before allocations	$15,127	$6,018	$2,778	$(478)	$(19,268)	$4,177
Allocations	(9,880)	(989)	(4,109)	(867)	15,845	—

Operating income (loss)	$5,247	$5,029	$(1,331)	$(1,345)	$(3,423)	$4,177

Net interest expense and other, net						(24)

Income before taxes						$4,153

Selected Operating Expense:
Depreciation and amortization	$16	$175	$26	$—	$1,355	$1,572

The assets held by our operating segments are primarily accounts receivables, intercompany receivables, goodwill, and other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group at March 31, 2011 are presented net of intercompany balance eliminations of $30,533. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors consolidated revenue by product mix (Notebook and PDA; Desktop/Server; Software; Video, Imaging and Sound; Net/Com Product; Storage Device; Printer and Printer Supplies; Memory and System Enhancement; and Accessories/Other).

Net sales by product mix is presented below:

	Three Months Ended
March 31,	2011	2010
Notebook and PDA	$83,283	$65,953
Desktop/Server	70,998	60,562
Software	62,846	53,846
Video, Imaging and Sound	48,669	54,553
Net/Com Product	43,285	37,136
Storage Device	39,329	33,026
Printer and Printer Supplies	36,224	38,703
Memory and System Enhancement	18,679	16,813
Accessories/Other	58,613	47,670

Total	$461,926	$408,262

Note 6—Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes and unclaimed property, as well as employment and other matters. A comprehensive multi-state unclaimed property audit is currently in progress. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Additional liabilities could be assessed, and such outcome could have a material negative impact on our financial position, results of operations, and cash flows.

Note 7—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at March 31, 2011). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; this ratio did not limit potential borrowings at March 31, 2011. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at March 31, 2011 and December 31, 2010, and accordingly, the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At March 31, 2011, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At March 31, 2011 and December 31, 2010, accounts payable included $18,288 and $14,603, respectively, owed to these financial institutions.

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

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments at March 31, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at March 31, 2011	$1,037	—	—	$1,037
Money market fund deposits at December 31, 2010	$1,036	—	—	$1,036
Liabilities
Accrued expenses and other liabilities
Contingent liability at March 31, 2011	—	—	$2,880	$2,880

The Level 3 liability consists of contingent consideration related to the acquisition of ValCom Technology. The fair value of the contingent consideration was estimated by applying the income approach. The measure is based on significant inputs that are unobservable in the market. Key assumptions include a discount rate of 4.1% and a 100% probability of achievement.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the SEC.

OVERVIEW

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer an extensive range of design, configuration, and implementation of IT solutions. These services are performed by our personnel and third-party providers. We operate through four sales segments, which primarily serve: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, in Large Account, through our MoreDirect and ValCom Technology subsidiaries, (c) federal, state, and local government and educational institutions, in Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office (“SOHO”) customers, in Consumer/SOHO, through our PC Connection Express subsidiary.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. Certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby eliminating our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking total IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from any individual manufacturer. Through the formation of our services group, ProConnection, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improved gross margins in this competitive environment.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own

IT development to meet these new demands. As buying trends change and electronic commerce continues to grow, customers have become more sophisticated due to the amount and quality of information available and the increased number of readily available choices. Customers are also better able to make price comparisons through the Internet, thereby necessitating more aggressive pricing strategies to remain competitive. The changing landscape of the consumer and business markets in which we operate could have a negative effect on our financial condition, results of operations, and cash flows. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, our consolidated Internet sales have consistently represented approximately 30% of total sales over the last three years.

We have undertaken significant actions with respect to our websites in order to keep up with the improvements made by our competitors. We have historically increased the level of internet marketing expenditures on third-party “click fees” and affiliate charges, particularly with respect to consumer marketing, in order to increase visibility on third-party search engines. We have also launched various promotions, including selected free freight offers, in efforts to generate higher internet sales and increase brand awareness. All of these activities are costly, aggregating $5.8 million in the year ended December 31, 2010, and decrease our operating results accordingly. These costs are expected to increase in future periods as we continue to expand our internet visibility and functionality, and if we do not generate increased internet sales, our operating margins may be further impacted.

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time improving our gross margin in all four segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general and administrative, or SG&A, expenses while increasing investments in our IT systems and solution selling personnel.

To support future growth, we are expanding our IT solution business, which requires the addition of highly-skilled service engineers. We are only in the preliminary stages of this initiative and although we expect to realize the ultimate benefit of higher-margin service revenues, we believe that our SG&A expenses will increase as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline. In addition, we are continuing our comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of March 31, 2011, we have capitalized $4.5 million of software and integration costs for the initial phase of this software project. While we have not yet finalized any decisions regarding to what extent additional software will be acquired, we expect to increase investments in our IT infrastructure in the next three-to-five years, which will likely increase SG&A expenses.

RECENT EVENTS

On March 17, 2011, we announced the acquisition of ValCom Technology, a provider of IT infrastructure and onsite managed services to medium-to-large corporations. ValCom Technology had approximately 200 employees as of the acquisition date and is headquartered in the greater Chicago area. For the year ended December 31, 2010, its revenues and operating income were $39.6 million and $3.0 million, respectively. We have included the operating results for ValCom Technology in our Large Account segment since the closing date, which had an immaterial impact on our operations during the period. Please see Notes 3 and 4 of the Notes to the Condensed Consolidated Financial Statements of this report for further discussion of this acquisition.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
March 31,	2011	2010
Net sales (in millions)	$461.9	$408.3

Net sales	100.0%	100.0%
Gross margin	12.7	11.9
Selling, general and administrative expenses	11.1	10.9
Income from operations	1.6%	1.0%

Net sales in the first quarter of 2011 increased by $53.7 million, or 13.1%, compared to the first quarter of 2010. Net sales for our SMB, Large Account, and Public Sector segments increased in the first quarter of 2011 by 11.7%, 16.5%, and 14.0%, respectively, compared to the prior year quarter. Gross margin increased year over year due to additional vendor consideration as a percentage of net sales and improved invoice selling margins in each of our operating segments. Operating income in the first quarter of 2011 increased to $7.5 million, compared to $4.2 million in the prior year quarter, due to the increase in net sales and gross margin.

Net Sales Distribution

The following table sets forth our percentage of net sales by reporting segment and product mix:

	Three Months Ended
March 31,	2011	2010
Business Segment
SMB	46%	46%
Large Account	32	31
Public Sector	19	19
Consumer/SOHO	3	4

Total	100%	100%

Product Mix
Notebook and PDA	18%	16%
Desktop/Server	15	15
Software	14	13
Video, Imaging and Sound	10	13
Net/Com Product	9	9
Storage Device	9	8
Printer and Printer Supplies	8	10
Memory and System Enhancement	4	4
Accessories/Other	13	12

Total	100%	100%

Gross Profit Margins

The following table summarizes our gross profit margins, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2011	2010
Operating Segment:
SMB	14.3%	13.8%
Large Account	11.4	10.6
Public Sector	11.5	9.8
Consumer/SOHO	11.2	10.3
Total	12.7%	11.9%

Consolidated gross profit dollars for the first quarter of 2011 increased by $10.2 million compared to first quarter of 2010 due to an increase in revenue and gross margin. Gross profit margin, as a percentage of net sales, increased by 80 basis points to 12.7% in the first quarter of 2011 compared to the prior year quarter. Improved invoice selling margins and additional vendor consideration as a percentage of net sales in the first quarter of 2011 increased overall gross margin compared to the prior year quarter.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses, as a percentage of net sales for the periods reported, are as follows:

	Three Months Ended
March 31,	2011	2010
Purchasing/Distribution Center	0.69%	0.73%

Operating Expenses

The following table breaks out our more significant operating expenses for the periods indicated (in millions of dollars):

	Three Months Ended
March 31,	2011	2010
Personnel costs	$36.4	$31.0
Advertising	4.9	4.1
Facilities operations	2.4	2.2
Professional fees	2.0	1.7
Credit card fees	1.7	1.5
Depreciation and amortization	1.3	1.6
Bad debts	0.4	0.4
Other-net	2.2	2.0

Total	$51.3	$44.5

Percentage of net sales	11.1%	10.9%

Personnel costs increased year over year in 2011 due primarily to increased variable compensation associated with higher gross profits and investments in sales and sales support areas. Professional fees in the first quarter of 2011 increased year over year due to $0.5 million of costs related to our acquisition of ValCom Technology.

Year-Over-Year Comparisons

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$210.9	45.7%	$188.8	46.2%	11.7%
Large Account	146.9	31.8	126.1	30.9	16.5
Public Sector	90.3	19.5	79.3	19.4	14.0
Consumer/SOHO	13.8	3.0	14.1	3.5	(2.2)

Total	$461.9	100.0%	$408.3	100.0%	13.1%

Gross Profit:
SMB	$30.1	14.3%	$26.1	13.8%	15.5%
Large Account	16.8	11.4	13.4	10.6	25.4
Public Sector	10.4	11.5	7.7	9.8	34.1
Consumer/SOHO	1.5	11.2	1.5	10.3	6.1

Total	$58.8	12.7%	$48.7	11.9%	20.9%

Net sales for the first quarter of 2011 increased compared to the first quarter of 2010, as explained below:

•

Net sales for the SMB segment increased in the first quarter of 2011 due to our continued focus on solution selling, deeper penetration of existing accounts, and an increase in sales representatives. Year-over-year SMB sales growth continued to be strong in notebooks and desktops due to the PC refresh and improved profits of SMB customers. Average annualized sales productivity (quarterly net sales divided by a two-quarter average of the sales representative headcount) in the first quarter of 2011 was relatively flat compared to the first quarter of 2010. Sales representatives for our SMB segment totaled 373 at March 31, 2011, compared to 331 at March 31, 2010, and 369 at December 31, 2010

•

Net sales for the Large Account segment increased in the first quarter of 2011 due to strong demand from both new and existing customers. As stated earlier, we have included the operating results of ValCom Technology for the last two weeks of this period in this segment. Excluding ValCom Technology sales for this period, net sales for the Large Account segment increased by 15.7% year over year. Average annualized sales productivity in the first quarter of 2011 increased by 16% year over year, consistent with the year-over-year increase in revenues. Sales representatives for our Large Account segment totaled 102 at March 31, 2011, compared to 87 at March 31, 2010, and 87 at December 31, 2010. The increase in sales representatives from December 31, 2010 includes 10 sales representatives of ValCom Technology.

•

Net sales to government and education customers (the Public Sector segment) increased in the first quarter of 2011 due to increased sales to higher education and federal government customers despite budgetary concerns in these institutions. Overall average annualized sales productivity in this segment increased by 16% year over year in the first quarter of 2011 due primarily to its increase in net sales. Sales representatives for our Public Sector segment totaled 141 at March 31, 2011, compared to 146 at March 31, 2010, and 139 at December 31, 2010.

•

Net sales to consumers and SOHO customers by PC Connection Express were $13.8 million in the first quarter of 2011 compared to $14.1 million in the first quarter of 2010. Although sales were slightly lower, gross margin and operating income increased year over year due to our focus on improving profitability.

Gross profit in the first quarter of 2011 increased in dollars and as a percentage of net sales on a consolidated basis compared to the first quarter of 2010, as explained below:

•

Gross profit for the SMB segment increased year over year in dollars in the first quarter of 2011 due to the increase in sales and gross margin. Gross margin increased year over year primarily due to increased product invoice and freight margins as a percentage of net sales.

•

Gross profit for the Large Account segment in the first quarter of 2011 increased year over year in dollars due to an increase in both sales and gross margin. Gross margin increased year over year primarily due to increased product invoice margins and vendor consideration as a percentage of net sales.

•

Gross profit for the Public Sector segment in the first quarter of 2011 increased year over year in dollars due to increases in both sales and gross margin. Gross margin increased year over year primarily due to an increase in both product invoice margins and vendor consideration as a percentage of net sales.

•

Gross profit for the Consumer/SOHO increased in dollars in the first quarter of 2011, despite a slight decrease in sales, due to an 87 basis point increase in gross margin. Gross margin increased due to higher product invoice margin in the first quarter of 2011, which was favorably affected by sales of certain recently introduced tablets and our reduction of rebates to customers in the first quarter of 2011.

Selling, general and administrative expenses in the first quarter of 2011 increased in dollars and as a percentage of net sales compared to the prior year quarter, as explained below.

SG&A expenses attributable to our four reportable operating segments are summarized below (dollars in millions):

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$24.0	11.4%	$20.9	11.0%	15.2%
Large Account	11.0	7.5	8.3	6.6	31.5
Public Sector	10.9	12.1	9.1	11.4	20.3
Consumer/SOHO	2.5	17.7	2.8	19.8	(12.6)
Headquarters/Other	2.9		3.4		(13.9)

Total	$51.3	11.1%	$44.5	10.9%	15.3%

•

SG&A expenses for the SMB segment in the first quarter of 2011 increased year over year in dollars and as a percentage of net sales. The dollar and rate increase was attributable to the year-over-year increase of 42 sales representatives, as well as an increase in advertising expense and usage of centralized headquarters services. Incremental variable compensation associated with increased gross profits contributed to the year-over-year dollar increase.

•

SG&A expenses for the Large Account segment in the first quarter of 2011 increased year over year in dollars and as a percentage of net sales. We added personnel to both sales and sales support areas in the first quarter of 2011, which increased SG&A in both dollars and on a rate basis. Incremental variable compensation associated with increased gross profits contributed to the year-over-year dollar increase.

•

SG&A expenses for the Public Sector segment in the first quarter of 2011 increased in dollars and as a percentage of net sales. Incremental variable compensation associated with increased gross profits contributed to the year-over-year dollar increase. The addition of personnel in sales support and technical solutions areas contributed to the increase in dollars and as a percentage of net sales.

•

SG&A expenses for the Consumer/SOHO segment decreased year over year in the first quarter of 2011 in both dollars and as a percentage of net sales. Advertising expense decreased year over year due to reductions in catalog circulation and internet marketing promotions in the first quarter of 2011 compared to the prior year quarter.

•

SG&A expenses for the Headquarters/Other group in the first quarter of 2011 decreased slightly year over year as higher headcount and related personnel expense were offset by increased usage of support services by the operating segments compared to the prior year. The Headquarters/Other group provides services to the four reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. The amounts shown above represent the remaining unallocated costs.

Income from operations for the first quarter of 2011 increased by $3.3 million to $7.5 million from $4.2 million for the first quarter of 2010. Income from operations as a percentage of net sales was 1.6% for the first quarter of 2011 compared to 1.0% as a percentage of net sales for the first quarter of 2010.

Our effective tax rate was 40.5% for the first quarter of 2011 compared to an effective tax rate of 41.4% for the first quarter of 2010. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We anticipate that our effective tax rate will be in the range of 40% to 41% in 2011.

Net income increased by $2.1 million to $4.5 million for the first quarter of 2011, from $2.4 million for the first quarter of 2010, principally due to the increase in operating income.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, repurchases of common stock for treasury, and as opportunities arise, acquisitions of new businesses.

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. Aside from our expenditures on new IT systems, we expect our capital needs for the next twelve months to consist primarily of capital expenditures of $6.0 to $8.0 million and payments on capital lease and other contractual obligations of approximately $4.0 million. In addition, we are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond what we have acquired to date, which consists of Customer Master Data Management (“MDM”) software, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three-to-five years. We have capitalized $4.5 million of software and integration costs for the Customer MDM software project as of March 31, 2011.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2011, we had approximately $58.6 million in unrestricted cash accounts.

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

•

Credit Facilities. We did not have any borrowings outstanding in the first quarter of 2011 against our $50.0 million bank line of credit, which is available through October 2012. Accordingly, our entire line of credit was available for borrowing at March 31, 2011. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate needing any additional sources of financing to fund our operations, if demand for information technology products declines, our cash flows from operations may be substantially affected. See more about this and related risks listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2011	2010
Net cash provided by operating activities	$29.1	$13.7
Net cash used for investing activities	(5.8)	(0.7)
Net cash used for financing activities	(0.1)	(0.3)

Increase in cash and cash equivalents	$23.2	$12.7

Cash provided by operating activities increased by $15.4 million in the first quarter of 2011 compared to the prior year quarter. Cash flow provided by operations in the three months ended March 31, 2011 resulted from decreases in both accounts receivable and inventory in addition to the net income before depreciation earned in the first quarter of 2011. Inventory decreased by $6.6 million from the prior year-end balance, primarily due to seasonal decreases and large product roll outs from the prior period that were completed in the first quarter of 2011. The decrease was partially offset by higher inventory in transit compared to the prior year-end. Inventory turns decreased to 24 turns for the first quarter of 2011 compared to 25 turns for the prior year quarter. Accounts receivable decreased by $20.2 million from December 31, 2010 levels due primarily to the sequential decline in sales in the first quarter of 2011 compared to the fourth quarter of 2010. Days sales outstanding, or DSOs, were 47 days at March 31, 2011, compared to 48 days at March 31, 2010, and 44 days at December 31, 2010. We attribute the decrease in DSOs to increased collections in the first quarter of 2011 of receivables held by our Public Sector segment compared to the prior year quarter. At the end of the first quarter of 2010, we had an unusually high amount of receivables due from the federal government, which was paid in the second quarter of 2010.

At March 31, 2011, we had $112.5 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $18.3 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet our obligations under our accounts payable with cash from operations and our existing line of credit.

Cash used for investing activities increased by $5.1 million in the first quarter of 2011 compared to the prior year quarter primarily due to our acquisition of ValCom Technology. Capital expenditures less proceeds from the sale of disposed capital assets amounted to $2.1 million in the first quarter of 2011, compared to $0.7 million in the first quarter of 2010. These expenditures were primarily for computer equipment and capitalized internally-developed software. The acquisition of ValCom Technology represented a net use of cash of $3.7 million in the three months ended March 31, 2011.

Cash used for financing activities in the first quarter of 2011 was slightly lower than the prior year quarter. Both periods had cash effects from the repayment of capital lease obligations. However, in 2011 the effect of these payments was partially offset by the cash generated from the exercise of stock options. In the three months ended March 31, 2010, treasury stock purchases totaled $0.1 million, while no purchases were made in the period ended March 31, 2011. We expect to pay approximately $3.0 million in contingent consideration in the next eighteen months.

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

Bank Line of Credit. The bank line of credit available under our credit facility provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at March 31, 2011). In addition, we have the option to increase the facility by an additional $30.0 million, subject to our having sufficient levels of trade receivables to meet borrowing base requirements and meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At March 31, 2011, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $18.3 million in the aggregate as of March 31, 2011, are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in our “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, our newly acquired subsidiary ValCom Technology has a non-cancelable operating lease for office space located in Itasca, Illinois. This lease requires monthly payments of approximately $0.4 million on an annual basis and expires on August 31, 2012.

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox that extend to 2013 and 2014, respectively. These agreements, which grant us various marketing rights and seating access, require annual payments aggregating from $0.1 million to $0.9 million per year.

Off-Balance Sheet Arrangements. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, or changes in financial condition.

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed since we filed that report.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would prevent us from borrowing additional funds under this line of credit and would constitute a default. This credit facility contains two financial tests, which potentially affect our ability to borrow funds:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility in the first quarter of 2011, and accordingly, the funded debt ratio did not limit potential borrowings at March 31, 2011. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007 (loss quarters not counted). This minimum amount was calculated at March 31, 2011 as $186.7 million; our consolidated stockholders’ equity at this date was $262.5 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of March 31, 2011, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. These agreements contain similar financial ratios and operational covenants and restrictions as those contained in our bank line of credit described above. These agreements also contain cross-default provisions whereby a default under the bank agreement would also constitute a default under these agreements. Financing under these agreements is limited to the purchase of specific branded products from authorized suppliers, and amounts outstanding must be fully collateralized by inventories of those products on hand.

Capital Markets. Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the information technology industry, our financial performance and stock price, and the state of the capital markets.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. These policies include revenue recognition, accounts receivable, vendor allowances, inventory, value of goodwill and long-lived assets, including intangibles, and income taxes.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. No material changes have occurred in our market risks since December 31, 2010.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4–CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A—Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2011 of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (1)
01/01/11—01/31/11	—	—	—	$8,055,184
02/01/11—02/28/11	—	—	—	$8,055,184
03/01/11—03/31/11	—	—	—	$8,055,184

Total	—	—	—	$8,055,184

(1)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date: May 12, 2011	By:	/s/ PATRICIA GALLUP
Patricia Gallup
Chairman and Chief Executive Officer

Date: May 12, 2011	By:	/s/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer