Form 10-Q
period 2011-06-30
PC CONNECTION INC
filed 2011-08-11
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of August 1, 2011 was 26,745,719.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$55,292	$35,374
Accounts receivable, net	241,039	238,011
Inventories	75,432	74,293
Deferred income taxes	4,351	3,813
Prepaid expenses and other current assets	4,102	4,210
Income taxes receivable	2,545	1,489

Total current assets	382,761	357,190
Property and equipment, net	20,560	13,500
Goodwill	51,276	48,060
Other intangibles, net	5,573	1,786
Other assets	598	405

Total Assets	$460,768	$420,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$919	$870
Accounts payable	135,352	114,632
Accrued expenses and other liabilities	30,268	23,963
Accrued payroll	11,892	12,652

Total current liabilities	178,431	152,117
Deferred income taxes	7,437	5,822
Capital lease obligation to affiliate, less current maturities	1,488	1,960
Other liabilities	4,584	3,403

Total Liabilities	191,940	163,302

Stockholders’ Equity:
Common stock	275	275
Additional paid-in capital	99,437	98,871
Retained earnings	176,049	164,075
Treasury stock at cost	(6,933)	(5,582)

Total Stockholders’ Equity	268,828	257,639

Total Liabilities and Stockholders’ Equity	$460,768	$420,941

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$512,561	$477,546	$974,487	$885,808
Cost of sales	445,667	421,564	848,774	781,175

Gross profit	66,894	55,982	125,713	104,633
Selling, general and administrative expenses	54,477	47,501	105,767	91,975

Income from operations	12,417	8,481	19,946	12,658
Interest expense	(87)	(95)	(128)	(194)
Other, net	32	35	97	110

Income before taxes	12,362	8,421	19,915	12,574
Income tax provision	(4,882)	(3,398)	(7,941)	(5,117)

Net income	$7,480	$5,023	$11,974	$7,457

Earnings per common share:
Basic	$0.28	$0.19	$0.45	$0.27

Diluted	$0.28	$0.18	$0.44	$0.27

Weighted average common shares outstanding:
Basic	26,852	27,116	26,877	27,136

Diluted	26,923	27,156	26,959	27,175

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2011

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2011	27,507	$275	$98,871	$164,075	(854)	$(5,582)	$257,639
Stock-based compensation expense	—	—	441	—	—	—	441
Issuance of common stock under Employee Stock Purchase Plan	23	—	183	—	—	—	183
Nonvested stock awards	—	—	(183)	—	28	183	—
Tax shortfall from stock-based compensation	—	—	(6)	—	—	—	(6)
Repurchase of common stock for treasury	—	—	—	—	(183)	(1,534)	(1,534)
Issuance of common stock under stock incentive plans	20	—	131	—	—	—	131
Net income and comprehensive income	—	—	—	11,974	—	—	11,974

Balance—June 30, 2011	27,550	$275	$99,437	$176,049	(1,009)	$(6,933)	$268,828

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$11,974	$7,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,889	2,891
Provision for doubtful accounts	1,119	1,177
Deferred income taxes	1,077	352
Stock-based compensation expense	441	743
Fair value adjustment to contingent consideration	(20)	—
Income tax deficiency from stock-based compensation	(6)	(78)
Loss on disposal of fixed assets	13	3
Changes in assets and liabilities:
Accounts receivable	(884)	(12,252)
Inventories	(845)	148
Prepaid expenses and other current assets	(680)	(831)
Other non-current assets	(165)	124
Accounts payable	18,925	2,653
Accrued expenses and other liabilities	(962)	4,959

Net cash provided by operating activities	32,876	7,346

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,120)	(1,380)
Acquisition of ValCom Technology, net of cash acquired	(4,745)	—
Purchase of intangible asset	(450)	(800)

Net cash used for investing activities	(11,315)	(2,180)

Cash Flows from Financing Activities:
Purchase of treasury shares	(1,534)	(1,399)
Repayment of capital lease obligation to affiliate	(423)	(379)
Issuance of stock under Employee Stock Purchase Plan	183	135
Exercise of stock options	131	—

Net cash used for financing activities	(1,643)	(1,643)

Increase in cash and cash equivalents	19,918	3,523
Cash and cash equivalents, beginning of period	35,374	46,297

Cash and cash equivalents, end of period	$55,292	$49,820

Non-cash Investing and Financing Activities:
Contingent consideration included in accrued expenses and other liabilities	$1,900	$—
Accrued capital expenditures	454	126
Issuance of nonvested stock from treasury	183	368

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2011 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2011.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2011	2010	2011	2010
Numerator:
Net income	$7,480	$5,023	$11,974	$7,457

Denominator:
Denominator for basic earnings per share	26,852	27,116	26,877	27,136
Dilutive effect of employee stock options	71	40	82	39

Denominator for diluted earnings per share	26,923	27,156	26,959	27,175

Earnings per share:
Basic	$0.28	$0.19	$0.45	$0.27

Diluted	$0.28	$0.18	$0.44	$0.27

For the three and six months ended June 30, 2011 and 2010, the following unexercised stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
June 30,	2011	2010	2011	2010
Common stock options	508	778	456	751

Note 3—Acquisition of ValCom Technology

On March 17, 2011, we completed the acquisition of ValCom Technology (“ValCom”), a provider of information technology (“IT”) infrastructure and onsite managed services. Under the terms of the stock purchase agreement, we paid $8,495 at closing. In addition, we agreed to pay up to $3,000 upon the achievement of certain performance milestones. The purchase of ValCom is consistent with our strategy to expand our services capabilities, and the excess of the purchase price over the net assets acquired represents potential revenue enhancements/synergies from our existing customer base and the assembled workforce of sales representatives and service technicians of ValCom that we acquired in the transaction. We allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the closing date and recorded the excess of purchase price over the aggregate fair values as goodwill. The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period and completion of the valuation of intangible assets. We increased the goodwill balance from $3,092 to $3,216 in the second quarter of 2011 to reflect information regarding the valuation of acquired fixed assets. The goodwill balance of $3,216 is expected to be fully deductible for tax purposes. We incurred $647 of transaction costs in 2011 related to the acquisition, which we have reported in selling, general and administrative (“SG&A”) expenses in our condensed consolidated statements of income.

The following table reflects components of the purchase price at fair value as of the closing date. The fair values of the intangibles were determined through a third party valuation using management estimates, which have not been finalized.

Purchase Price Allocation
Current assets (including $4,750 of cash)	$8,576
Fixed assets, including capitalized software	3,157
Goodwill	3,216
Intangible assets:
Customer list	3,400
Tradename	200

Total assets acquired	18,549
Acquired liabilities	(7,174)

Net assets acquired	11,375
Liability for contingent consideration (gross value of $3,000)	(2,880)

Net purchase price at closing	8,495
Less cash acquired	(4,750)

Purchase price at closing, net of cash acquired	$3,745

The fair value of the contingent consideration as of the acquisition date was assessed at $2,880. The first of the three milestones was successfully achieved during the second quarter of 2011, and as a result, we paid $1,000 of the contingent consideration. The difference in fair value of $20 between the valuation date (or acquisition date) and the balance sheet date was charged to earnings. The remaining two milestones have measurement dates in 2012. The contingent consideration valuation is based on management’s initial estimates, including estimates of the probability of achievement of the performance milestones. Additional adjustments to the fair value of the remaining contingent consideration will be reflected in our operating results, if necessary.

Note 4—Goodwill and Other Intangible Assets

Goodwill

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. These assets are tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. The goodwill impairment test, performed at a reporting unit level, is a two-step test that requires, under the first test, that we determine the fair value of a reporting unit and compare it to the reporting unit’s carrying value, including goodwill. We utilize established income and market valuation approaches to determine the fair value of the reporting unit.

We completed our annual impairment test of an indefinite-lived trademark and goodwill as of the first day of 2011 and determined that the fair values of the trademark and the reporting unit to which the goodwill relates substantially exceeded their respective carrying values. Accordingly, we did not identify any impairment as of December 31, 2010. Goodwill is held by our Large Account reporting unit, and therefore, the test of goodwill requires that we assess the fair value of this reporting unit. We determined its fair value as of January 1, 2010, by preparing a discounted cash flow analysis using forward-looking projections of the reporting unit’s future operating results, as well as consideration of market valuation approaches. When completing the step-one test as of the first day of 2011, we elected to carry forward the previous determination of fair value for our Large Account unit.

We did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of this reporting unit was in excess of its fair value during the six months ended June 30, 2011. Accordingly, we did not perform an interim test for impairment period.

In the six months ended June 30, 2011, we recorded an additional $3,216 of goodwill in our Large Account segment as a result of our acquisition of ValCom. Goodwill was determined as of the date of acquisition as the excess of the total purchase price over the net of the assets and liabilities acquired based on their estimated fair values. The initial allocation of the purchase price was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information during the measurement period.

Intangible Assets

	Estimated Useful Lives	June 30, 2011			December 31, 2010
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	*	$1,390	$24	$1,366	$1,190	$—	$1,190
Customer List	8	3,400	123	3,277	—	—	—
License Agreement	5	1,250	320	930	800	204	596

Total Intangible Assets		$6,040	$467	$5,573	$1,990	$204	$1,786

*	Includes the MoreDirect tradename of $1,190, which is not subject to amortization, and the ValCom tradename of $200, which will be amortized over a five-year life.

The intangible assets acquired as part of our acquisition of ValCom in the first quarter of 2011 will be amortized in proportion to the original estimates of the future cash flows underlying the valuation of the intangible assets. The weighted-average period of the intangible assets that we acquired in the first quarter of 2011 is 7.8 years. During the second quarter of 2011, we purchased a patent license agreement for $450, which we expect to amortize ratably over five years.

For the three-month periods ended June 30, 2011 and 2010, we recorded amortization expense of $206 and $35, respectively. For the six-month periods ended June 30, 2011 and 2010, we recorded amortization expense of $263 and $223, respectively. The estimated amortization expense in each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2011	$368	(*)
2012	937
2013	789
2014	776
2015	602
2016 and thereafter	911

(*) Represents estimated amortization expense for the six months ending December 31, 2011.

Note 5—Segment and Related Disclosures

We are required to report profits and losses and certain other information about our “reportable operating segments” in our annual and interim financial statements. The internal reporting structure used by our chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. The CODM, our Chief Executive Officer, evaluates operations and allocates resources based on a measure of operating income.

Our operations are organized under four reporting segments—the SMB segment, which primarily serves small- and medium-sized businesses; the Large Account segment, which primarily serves medium-to-large corporations; the Public Sector segment, which serves federal, state, and local government and educational institutions, and the Consumer/SOHO segment, which serves the consumer and small office/home office (“SOHO”) markets. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

In March 2011, we acquired ValCom, a provider of IT infrastructure and on-site managed services to medium-to-large corporations. We have included the operating results for ValCom in our Large Account segment from March 17, 2011, the closing date of the acquisition, which had an immaterial impact on our operations, with sales totaling $8,777 since the date of acquisition.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2011 and 2010 is shown below:

	Three Months Ended June 30, 2011
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$218,022	$160,717	$119,727	$14,095		$512,561

Operating income (loss) before allocations	$18,628	$7,832	$6,552	$(101)	$(20,494)	$12,417
Allocations	(10,003)	(836)	(4,571)	(858)	16,268	—

Operating income (loss)	$8,625	$6,996	$1,981	$(959)	$(4,226)	$12,417

Net interest expense and other, net						(55)

Income before taxes						$12,362

Selected Operating Expense:
Depreciation and amortization	$6	$405	$45	$—	$1,089	$1,545

	Three Months Ended June 30, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$190,661	$149,411	$120,639	$16,835		$477,546

Operating income (loss) before allocations	$16,371	$7,633	$5,030	$(593)	$(19,960)	$8,481
Allocations	(11,022)	(1,243)	(4,976)	(945)	18,186	—

Operating income (loss)	$5,349	$6,390	$54	$(1,538)	$(1,774)	$8,481

Net interest expense and other, net						(60)

Income before taxes						$8,421

Selected Operating Expense:
Depreciation and amortization	$14	$87	$25	$—	$1,193	$1,319

	Six Months Ended June 30, 2011
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$428,956	$307,564	$210,072	$27,895		$974,487

Operating income (loss) before allocations	$35,105	$15,331	$10,396	$(75)	$(40,811)	$19,946
Allocations	(20,358)	(2,538)	(8,952)	(1,789)	33,637	—

Operating income (loss)	$14,747	$12,793	$1,444	$(1,864)	$(7,174)	$19,946

Net interest expense and other, net						(31)

Income before taxes						$19,915

Selected Operating Expense:
Depreciation and amortization	$17	$556	$77	$—	$2,239	$2,889

Balance Sheet Data as of June 30, 2011:
Goodwill	$—	$51,276	$—	$—	$—	$51,276
Total assets	148,750	181,427	61,303	2,137	67,151	460,768

	Six Months Ended June 30, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$379,456	$275,513	$199,888	$30,951		$885,808

Operating income (loss) before allocations	$31,498	$13,651	$7,808	$(1,071)	$(39,228)	$12,658
Allocations	(20,902)	(2,231)	(9,085)	(1,812)	34,031	—

Operating income (loss)	$10,596	$11,419	$(1,277)	$(2,883)	$(5,197)	$12,658

Net interest expense and other, net						(84)

Income before taxes						$12,574

Selected Operating Expense:
Depreciation and amortization	$30	$262	$51	$—	$2,548	$2,891

The assets held by our operating segments are primarily accounts receivables, intercompany receivables, goodwill, and other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group at June 30, 2011 are presented net of intercompany balance eliminations of $37,078. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors consolidated revenue by product mix (Notebook and PDA; Desktop/Server; Software; Video, Imaging and Sound; Net/Com Product; Storage Device; Printer and Printer Supplies; Memory and System Enhancement; and Accessory/Other).

Net sales by product mix is presented below:

	Three Months Ended		Six Months Ended
June 30,	2011	2010	2011	2010
Notebook and PDA	$94,350	$86,145	$177,633	$152,478
Desktop/Server	81,494	73,021	152,492	134,169
Software	76,254	62,335	139,100	115,781
Video, Imaging and Sound	52,326	53,044	100,995	107,566
Net/Com Product	50,089	49,001	93,374	85,949
Printer and Printer Supplies	37,557	38,867	73,781	77,528
Storage Device	35,720	38,960	75,049	71,886
Memory and System Enhancement	18,713	18,483	37,392	35,200
Accessory/Other	66,058	57,690	124,671	105,251

Total	$512,561	$477,546	$974,487	$885,808

Note 6—Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes and unclaimed property, as well as employment and other matters. A comprehensive multi-state unclaimed property audit is currently in progress. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits. Additional liabilities could be assessed, and such outcome could have a material, negative impact on our financial position, results of operations, and cash flows.

Note 7—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at June 30, 2011). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; this ratio did not limit potential borrowings at June 30, 2011. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at June 30, 2011 or December 31, 2010, and accordingly, the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due.

At June 30, 2011, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing provided we pay within the amount of time prescribed by our agreements. At June 30, 2011 and December 31, 2010, accounts payable included $25,148 and $14,603, respectively, owed to these financial institutions.

Note 8—Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases are made in the open market from time to time depending on market conditions. However, our current bank line of credit limits repurchases made after June 2005 to $10,000 without bank approval of higher amounts.

We repurchased 176 shares for $1,477 in the six months ended June 30, 2011, excluding net share settlements discussed below. As of June 30, 2011, we have repurchased an aggregate of 1,235 shares for $8,422. The maximum approximate dollar value of shares that may yet be purchased under the program without further bank approval is $3,864. We have issued nonvested shares from treasury stock and have reflected upon the vesting of such shares the net remaining balance of treasury stock on the condensed consolidated balance sheet. In addition, we withheld seven shares, having an aggregate fair value of $57, upon the vesting of nonvested stock to satisfy related employee tax obligations during the six months ended June 30, 2011. Such transactions were recognized as a repurchase of common stock and returned to treasury but do not apply against authorized repurchase limits under our bank line agreement or the repurchase program authorized by our Board of Directors.

Note 9—Fair Value

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable with carrying values that approximate fair value due to their short-term nature. We are required to measure fair value under a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments at June 30, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at June 30, 2011	$1,037	$—	$—	$1,037
Money market fund deposits at December 31, 2010	1,036	—	—	1,036
Liabilities
Accrued expenses and other liabilities
Contingent liability at June 30, 2011	—	—	1,900	1,900

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. This classification is based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. The Level 3 liability consists of contingent consideration related to the March 17, 2011 acquisition of ValCom. The fair value of the contingent consideration was estimated by applying the income approach, which utilizes significant inputs that are unobservable in the market. Key assumptions include a discount rate of 4.1% and a 100% probability of achievement. A reconciliation of the beginning and ending Level 3 liabilities is as follows:

June 30, 2011	Three Months Ended	Six Months Ended
Balance beginning of period	$2,880	$—
Transfers into Level 3	—	2,880
Payments	(1,000)	(1,000)
Change in fair value (included within selling, general and administrative expenses)	20	20

Balance end of period	$1,900	$1,900

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

OVERVIEW

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer an extensive range of design, configuration, and implementation of IT solutions. These services are performed by our personnel and third-party providers. We operate through four sales segments, which primarily serve: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, in Large Account, through our MoreDirect and ValCom Technology (“ValCom”) subsidiaries, (c) federal, state, and local government and educational institutions, in Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office (“Consumer/SOHO”) customers through our PC Connection Express subsidiary.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. Certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby eliminating our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking total IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our ProConnection services group, and more recently, our acquisition of ValCom, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

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

We have undertaken significant actions with respect to our websites in order enhance the customer experience and remain competitive in the market. We have historically increased the level of internet marketing expenditures on third-party “click fees” and affiliate charges, particularly with respect to consumer marketing, in order to increase visibility on third-party search engines. We have also launched various promotions, including select freight offers, to generate higher internet sales and increase brand awareness. All of these activities are costly, aggregating $1.2 million in the first half of 2011, and decreasing our operating results accordingly. These costs are expected to increase in future periods as we continue to expand our internet visibility and functionality, and if we do not generate increased internet sales, our operating margins may be further impacted.

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time improving our gross margin in all four segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our SG&A expenses while making major investments in our IT systems and solution selling personnel.

To support future growth, we are expanding our IT solution business, which requires the addition of highly-skilled service engineers. We are only in the preliminary stages of this initiative and although we expect to realize the ultimate benefit of higher-margin service revenues, we believe that our SG&A expenses will increase significantly as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline. In addition, we are continuing our comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of June 30, 2011, we have capitalized $5.7 million of software and integration costs for the initial phase of this software project. While we have not yet finalized our decisions regarding to what extent additional software will be acquired and implemented beyond the Customer Master Data Management (“MDM”) software we have acquired to date, we expect to increase our capital investments in our IT infrastructure in the next three-to-five years, which will also likely increase SG&A expenses.

RECENT EVENTS

On March 17, 2011, we acquired ValCom, a provider of IT infrastructure and onsite managed services to medium-to-large corporations. ValCom had approximately 200 employees as of the acquisition date and is headquartered in the greater Chicago area. For the year ended December 31, 2010, its revenues and operating income were $39.6 million and $3.0 million, respectively. We have included the operating results for ValCom in our Large Account segment from March 17, 2011, the closing date of the acquisition, which had an immaterial impact on our operations, with sales totaling $8.8 million since the date of acquisition. Please see Notes 3, 4, and 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements of this report for further discussion of this acquisition.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2011	2010	2011	2010
Net sales (in millions)	$512.6	$477.5	$974.5	$885.8

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	13.0	11.7	12.9	11.8
Selling, general and administrative expenses	10.6	9.9	10.9	10.4
Income from operations	2.4%	1.8%	2.0%	1.4%

Net sales in the second quarter of 2011 increased by $35.0 million, or 7.3%, compared to the second quarter of 2010. Net sales for our SMB and Large Account segments in the second quarter of 2011 increased year over year by 14.4% and 7.6%, respectively, and offset a decrease in Public Sector and Consumer/SOHO sales. Gross margin (gross profit expressed as a percentage of net sales) increased in all four of our sales segments as a result of our focus on margin improvement. Operating income in the second quarter of 2011 increased to $12.4 million compared to $8.5 million in the prior year quarter due to the increase in net sales and gross margin.

Net sales in the six months ended June 30, 2011 increased by $88.7 million, or 10.0%, compared to the six months ended June 30, 2010. Net sales for our SMB, Large Account, and Public Sector segments increased in the first half of 2011 compared to the prior year period and offset the decline in Consumer/SOHO sales. Operating income in the six months ended June 30, 2011 increased to $19.9 million compared to $12.7 million in the comparable prior year period due to the increase in net sales and gross margin.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Six Months Ended
June 30,	2011	2010	2011	2010
Business Segment
SMB	43%	40%	44%	43%
Large Account	31	31	32	31
Public Sector	23	25	21	23
Consumer/SOHO	3	4	3	3

Total	100%	100%	100%	100%

Product Mix
Notebook and PDA	18%	18%	18%	17%
Desktop/Server	16	16	16	15
Software	15	13	14	13
Net/Com Product	10	10	10	10
Video, Imaging and Sound	10	11	10	12
Printer and Printer Supplies	7	8	8	9
Storage Device	7	8	8	8
Memory and System Enhancement	4	4	4	4
Accessory/Other	13	12	12	12

Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2011	2010	2011	2010
Business Segment
SMB	15.2%	14.4%	14.7%	14.1%
Large Account	12.0	10.5	11.7	10.5
Public Sector	11.1	9.5	11.2	9.6
Consumer/SOHO	9.6	8.7	10.4	9.4
Total	13.0%	11.7%	12.9%	11.8%

Consolidated gross profit dollars for the three and six months ended June 30, 2011 increased year over year due to an increase in net sales and gross margin compared to the respective prior year periods. Gross margin increased year over year in all four segments in each of the three and six-month periods ended June 30, 2011, due to our focus on margin improvement. In the three months ended June 30, 2011, gross margin increased year over year due to improved invoice selling margins (93 basis points), increased vendor consideration (18 basis points), and agency revenues (13 basis points), as a percentage of net sales compared to the respective prior year quarter. For the six months ended June 30, 2011, gross margin increased year over year due to improved invoice selling margins (74 basis points), increased vendor consideration (17 basis points), and agency revenues (9 basis points), as a percentage of net sales compared to the prior year period.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses, as a percentage of net sales for the periods reported, are as follows:

	Three Months Ended		Six Months Ended
June 30,	2011	2010	2011	2010
Purchasing/Distribution Center	0.61%	0.61%	0.65%	0.67%

Operating Expenses

The following table breaks out our more significant operating, or SG&A, expenses for the periods indicated (in millions of dollars):

	Three Months Ended		Six Months Ended
June 30,	2011	2010	2011	2010
Personnel costs	$38.3	$33.2	$74.7	$64.1
Advertising	5.6	4.1	10.5	8.2
Facilities operations	2.5	2.1	4.9	4.3
Professional fees	2.0	2.5	4.0	4.2
Credit card fees	1.7	1.7	3.3	3.2
Depreciation and amortization	1.5	1.3	2.9	2.9
Bad debts	0.6	0.5	1.0	0.9
Other, net	2.3	2.1	4.5	4.2

Total	$54.5	$47.5	$105.8	$92.0

Percentage of net sales	10.6%	9.9%	10.9%	10.4%

Personnel costs increased year over year in the three and six months ended June 30, 2011, due to investments in solutions sales and support areas, increased variable compensation associated with higher gross profits, and the ValCom acquisition.

Year-Over-Year Comparisons

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$218.0	42.5%	$190.7	39.9%	14.4%
Large Account	160.7	31.4	149.4	31.3	7.6
Public Sector	119.8	23.4	120.6	25.3	(0.8)
Consumer/SOHO	14.1	2.7	16.8	3.5	(16.3)

Total	$512.6	100.0%	$477.5	100.0%	7.3%

Gross Profit:
SMB	$33.0	15.2%	$27.4	14.4%	20.5%
Large Account	19.2	12.0	15.7	10.5	23.0
Public Sector	13.3	11.1	11.4	9.5	15.9
Consumer/SOHO	1.4	9.6	1.5	8.7	(7.8)

Total	$66.9	13.0%	$56.0	11.7%	19.5%

Net sales increased in the second quarter of 2011 compared to the second quarter of 2010, as explained below:

•

Net sales for the SMB segment increased due to the industry-wide increase in SMB customer profits and the corresponding desktop/laptop refresh. The fastest growing product categories for the SMB segment were notebook and PDA, desktop/server, and net/com product, where sales in these categories increased year over year by 23%, 32%, and 21%, respectively, in the second quarter of 2011. Net sales also increased due to our investments in field sales and telesales representatives as sales representatives for the SMB segment totaled 360 at June 30, 2011, compared to 344 at June 30, 2010, and 373 at March 31, 2011. Average annualized sales productivity in the second quarter of 2011 increased by 5.3% year over year for the SMB segment.

•

Net sales for the Large Account segment increased primarily due to the inclusion of sales by ValCom, which totaled $7.9 million in the quarter. Excluding sales by ValCom, large account sales would have increased by 2.3%. Prior to the second quarter of 2011, sales to large account customers had increased by double-digit percentages for five straight quarters. We believe concerns about a possible economic slow-down and continued high unemployment have led to reduced IT spending by our large account customers, and may continue to impact sales in the second half of 2011. Average annualized sales productivity in the second quarter of 2011 decreased by 4.8% year over year as the number of sales representatives increased at a greater rate than its sales. Sales representatives for our Large Account segment totaled 105 at June 30, 2011, compared to 86 at June 30, 2010, and 102 at March 31, 2011. The year-over-year increase in sales representatives from June 30, 2010 includes 11 ValCom sales representatives.

•

Net sales to government and education customers (the Public Sector segment) decreased slightly as a decrease in federal government sales outweighed increased sales to higher education customers. Overall average annualized sales productivity was largely unchanged year over year in the quarter. Sales representatives for our Public Sector segment totaled 144 at June 30, 2011, compared to 139 at June 30, 2010, and 141 at March 31, 2011.

•	Net sales to consumers and SOHO customers by PC Connection Express decreased as profitability and gross margin improvements continue to be the primary focus for this segment in 2011.

Gross profit for the second quarter of 2011 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit dollars for the SMB segment increased due to an increase in both net sales and gross margin. Gross margin increased by 80 basis points due to additional vendor consideration as a percentage of net sales, decreased inventory write-offs, and, to a lesser extent, improved invoice selling margins. Vendor consideration increased due to an increase in specific product promotions and funded marketing activities.

•

Gross profit increased for the Large Account segment as well, due to an increase in both net sales and gross margin. Gross margin increased by 150 basis points due primarily to higher invoice selling margins. Incremental agency fees as a result of increased sales of enterprise software agreements also contributed to this margin improvement. We attribute the improvement in invoice selling margins to an increase in solution sales to existing customers, as well as the higher margin service revenues of ValCom.

•	Gross profit increased for the Public Sector segment due primarily to the 160 basis point increase in gross margin in the quarter, attributed to improved invoice selling margins.

•

Gross profit dollars for the Consumer/SOHO segment decreased due to lower net sales. However, gross margin increased by 90 basis points due to lower customer rebate incentives partially offset by higher net freight costs.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the second quarter of 2011 compared to the prior year quarter. SG&A expenses attributable to our four operating segments and the Headquarters/Other group, and the reasons for their respective changes, are summarized below (dollars in millions):

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$24.4	11.2%	$22.1	11.6%	10.6%
Large Account	12.3	7.6	9.2	6.2	32.3
Public Sector	11.3	9.4	11.4	9.4	(0.9)
Consumer/SOHO	2.3	16.4	3.0	17.9	(23.1)
Headquarters/Other	4.2		1.8		138.2

Total	$54.5	10.6%	$47.5	9.9%	14.7%

•

SG&A expenses for the SMB segment increased in dollars but decreased as a percentage of net sales. The dollar increase was due to investments in solution sales and support personnel, incremental variable compensation associated with the increase in gross profits, and increased marketing expenditures. Lower usage of centralized headquarters services partly offset the year-over-year dollar increase. The decrease as a percentage of net sales was due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. The dollar increase resulted from investments in sales support areas, incremental variable compensation associated with the improvement in gross profits, and the operating expenses of ValCom in 2011. The increase as a percentage of net sales was due primarily to the higher rate of SG&A expenses attributable to ValCom and its services business model.

•

SG&A expenses for the Public Sector segment decreased slightly in dollars but were unchanged as a percentage of net sales. The dollar decrease occurred as lower professional fees and usage of centralized headquarters services was partially offset by an increase in personnel and advertising expenses.

•	SG&A expenses for the Consumer/SOHO group decreased in dollars and as a percentage of net sales due to a reduction in internet advertising costs and catalog circulation.

•

SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and related costs. The Headquarters/Other group provides services to the four reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. The increase relates to senior management oversight costs not normally allocated to operating units.

Income from operations for the second quarter of 2011 increased to $12.4 million, compared to $8.5 million for the second quarter of 2010. Income from operations as a percentage of net sales was 2.4% for the second quarter of 2011, compared to 1.8% of net sales for the prior year quarter. The increases in operating income and operating margin resulted primarily from the respective increase in sales and gross margin.

Our effective tax rate was 39.5% for the second quarter of 2011 compared to an effective tax rate of 40.4% for the second quarter of 2010. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We anticipate that our effective tax rate will be in the range of 40% to 41% in 2011.

Net income for the second quarter of 2011 increased to $7.5 million, compared to $5.0 million for the second quarter of 2010, principally due to the increase in operating income.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2011		2010		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$429.0	44.0%	$379.4	42.8%	13.0%
Large Account	307.5	31.5	275.5	31.1	11.6
Public Sector	210.1	21.6	199.9	22.6	5.1
Consumer/SOHO	27.9	2.9	31.0	3.5	(9.9)

Total	$974.5	100.0%	$885.8	100.0%	10.0%

Gross Profit:
SMB	$63.2	14.7%	$53.5	14.1%	18.1%
Large Account	36.0	11.7	29.0	10.5	24.1
Public Sector	23.6	11.2	19.2	9.6	23.2
Consumer/SOHO	2.9	10.4	2.9	9.4	(0.9)

Total	$125.7	12.9%	$104.6	11.8%	20.1%

Net sales for the six months ended June 30, 2011 increased compared to the six months ended June 30, 2010, as explained below:

•

Net sales for the SMB segment continued to benefit from strong demand associated with the improvement in SMB customer profits and the corresponding release of pent-up IT demand. Accordingly, this segment’s largest selling product categories of notebook and PDA and desktop/server were also its fastest growing categories. Our focus on solution selling, deeper penetration of existing accounts, and investment in additional field and telesales representatives drove the year–over-year growth in sales.

•

The increase in net sales for the Large Account segment was due to improved corporate profits resulting in increased investments by large enterprises, as well as the inclusion of ValCom sales totaling $8.8 million. Excluding ValCom sales, the Large Account segment would have increased by 8.4%. Demand from both new and existing customers and our investments in solution sales support drove the year-over-year sales growth, although 2011 demand has moderated from the prior year.

•

The increase in net sales for the Public Sector segment was due primarily to the growth in sales to higher education institutions. Federal government sales decreased by 6.3% year over year in the first half of 2011, while sales to state and local government and educational institutions increased by 11.3% year over year in the same period.

•	Net sales for the Consumer/SOHO segment decreased; however, gross margin improved by 100 basis points due to the focus on improving profitability.

Gross profit for the six months ended June 30, 2011 increased in dollars and as a percentage of net sales compared to the six months ended June 30, 2010, as explained below:

•

Gross profit for the SMB segment increased due to increases in both net sales and gross margin. Gross margin increased by 60 basis points due to improved invoice selling margins, lower inventory write-offs, and increased vendor funding.

•

Gross profit for the Large Account segment increased due to increases in net sales and gross margin. Gross margin increased by 120 basis points due to improved invoice selling margins and incremental agency fees as a result of increased sales of enterprise software agreements. We attribute the increase in selling margins primarily to increased solution sales to existing customers.

•

Gross profit for the Public Sector segment increased due to increases in net sales and a 160-basis-point increase in gross margin. Gross margin increased due to improved invoice selling margins and additional vendor consideration as a percentage of net sales.

•

Gross profit for the Consumer/SOHO segment was unchanged as the decrease in net sales was offset by an increase in gross margin. Gross margin increased by 100 basis points as improved selling margins and additional vendor consideration more than offset higher net freight costs.

Selling, general and administrative expenses in the six months ended June 30, 2011 increased in dollars and as a percentage of net sales on a consolidated basis compared to the six months ended June 30, 2010. The year-over-year changes attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$48.5	11.3%	$42.9	11.3%	12.8%
Large Account	23.2	7.5	17.6	6.4	31.9
Public Sector	22.2	10.6	20.5	10.2	8.5
Consumer/SOHO	4.7	17.1	5.8	18.8	(18.0)
Headquarters/Other	7.2		5.2		38.0

Total	$105.8	10.9%	$92.0	10.4%	15.0%

•

SG&A expenses for the SMB segment increased in dollars, but was unchanged as a percentage of net sales. The dollar increase was due to investments in solution sales and support personnel, incremental variable compensation associated with the increase in gross profits, and increased marketing expenditures.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales due primarily to an increase in personnel expense. Personnel expense increased as a result of investments in sales support areas, incremental variable compensation associated with the increase in gross profit, and the operating expenses of ValCom, which we acquired in March 2011. The increase as a percentage of net sales was due primarily to the higher rate of SG&A expenses attributable to ValCom and its services business model.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. An increase in personnel expense and advertising expenditures in the 2011 six-month period were partly offset by lower professional fees. Personnel expense increased due to the addition of sales representatives and incremental variable compensation associated with the increase in gross profit, as discussed above.

•	SG&A expenses for the Consumer/SOHO group decreased in dollars and as a percentage of net sales due to a planned reduction in internet advertising costs and catalog circulation.

•

Unallocated SG&A expenses for the Headquarters/Other group increased in dollars due to an increase in unallocated personnel and other costs related to senior management oversight, as well as $0.6 million of ValCom acquisition related costs.

Income from operations for the six months ended June 30, 2011 increased to $19.9 million, or 2.0% of net sales, compared to $12.7 million, or 1.4% of net sales for the comparable prior year period. Our increase in operating income in the six months ended June 30, 2011 resulted primarily from the increase in net sales and gross margin, compared to the prior year period.

Our effective tax rate was 39.9% for the six months ended June 30, 2011 compared to the effective tax rate of 40.7% for the prior year period of 2010. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the six months ended June 30, 2011 increased to $12.0 million, compared to $7.5 million for the six months ended June 30, 2010, principally due to the year-over-year increase in operating income in the first half of 2011.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. Aside from our expenditures on new IT systems, we expect our capital needs for the next twelve months to consist primarily of capital expenditures of $6.0 to $8.0 million and payments on capital lease and other contractual obligations of approximately $4.0 million. In addition, we are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years. We have capitalized $5.7 million of software and integration costs for the Customer MDM software project, the first stage of our overall IT initiative, as of June 30, 2011.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2011, we had approximately $55.3 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. Although our operating activities represented a use of cash in 2010, historically, we have generated positive cash flows from operations.

•

Credit Facilities. We did not have any borrowings outstanding in the second quarter of 2011 against our $50.0 million bank line of credit, which is available through October 2012. Accordingly, our entire line of credit was available for borrowing at June 30, 2011. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2011	2010
Net cash provided by operating activities	$32.8	$7.3
Net cash used for investing activities	(11.3)	(2.2)
Net cash used for financing activities	(1.6)	(1.6)

Increase in cash and cash equivalents	$19.9	$3.5

Cash provided by operating activities increased by $25.5 million in the six months ended June 30, 2011 compared to the prior year period. Operating cash flow in the six months ended June 30, 2011 resulted primarily from net income before depreciation and amortization and an increase in payables. The increase in accounts payable from the prior year-end balance was due to the timing of inventory purchases. Inventory increased slightly by $1.1 million from the prior year-end balance to meet future product demands. Inventory turns decreased to 25 turns for the second quarter of 2011 compared to 27 turns for the prior year quarter. Accounts receivable increased by $3.0 million from the prior year-end balance due to the inclusion of ValCom receivables as of June 30, 2011. Days sales outstanding were 46 days at June 30, 2011, compared to 49 days at June 30, 2010, and 44 days December 31, 2010.

At June 30, 2011, we had $135.4 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This amount includes $25.2 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet these obligations with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $9.1 million in the six months ended June 30, 2011 compared to the prior year period primarily due to an increase in capital expenditures and the acquisition of ValCom. Cash used to purchase capital assets less proceeds from the sale of disposed capital assets amounted to $6.1 million in the first half of 2011, compared to $1.4 million in the prior year period. These expenditures were primarily for computer equipment and capitalized internally-developed software. The acquisition of ValCom represented a net use of cash of $4.7 million in the six months ended June 30, 2011. During the second quarter of 2011, the first of three milestones detailed in the stock purchase agreement was successfully achieved, and as a result, we paid $1.0 million of contingent consideration. The remaining two milestones have measurement dates in 2012.

Cash used for financing activities in the six months ended June 30, 2011 was unchanged from the prior year period and in both periods related primarily to treasury stock purchases, repayment of a capital lease obligation to an affiliate, and the issuance of common stock to our employees. In connection with our acquisition of ValCom, we expect to pay approximately $2.0 million in contingent consideration in the year ending December 31, 2012.

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

Bank Line of Credit. The bank line of credit available under our credit facility provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at June 30, 2011). In addition, we have the option to increase the facility by an additional $30.0 million, subject to our having sufficient levels of trade receivables to meet borrowing base requirements and meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At June 30, 2011, the entire $50 million facility was available for borrowing.

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

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing provided we pay within the amount of time prescribed by our agreements. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $25.1 million in the aggregate as of June 30, 2011, are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in our “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, our newly acquired subsidiary ValCom has a non-cancelable operating lease for office space located in Itasca, Illinois. This lease requires monthly payments of approximately $0.4 million on an annual basis and expires on August 31, 2012.

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox that extend to 2013 and 2014, respectively. These agreements, which grant us various marketing rights and seating access, require annual payments aggregating from $0.1 million to $0.9 million per year.

Off-Balance Sheet Arrangements. We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed since the report was filed.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would prevent us from borrowing additional funds under this line of credit and would constitute a default. This credit facility contains two financial tests, which potentially affect our ability to borrow funds:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility in the second quarter of 2011, and accordingly, the funded debt ratio did not limit potential borrowings at June 30, 2011. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007 (loss quarters not counted). This minimum amount was calculated at June 30, 2011 as $190.4 million; our consolidated stockholders’ equity at this date was $268.8 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of June 30, 2011, the entire $50.0 million facility was available for borrowing.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4–CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended June 30, 2011, of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (2)
04/01/11—04/30/11	—	$—	—	$8,055,184
05/01/11—05/31/11	61,880	8.36	55,267	$7,594,792
06/01/11—06/30/11	120,468	8.44	120,468	$6,578,320

Total	182,348	$8.41	175,735	$6,578,320

(1)	In May 2011, an employee surrendered 6,613 shares from nonvested stock awards to satisfy statutory withholding requirements due upon the vesting of his award.
(2)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The program does not have a fixed expiration date.

Item 5—Other Information

On August 8, 2011, PC Connection, Inc., a Delaware corporation (the “Company”), announced that Mr. Timothy McGrath has succeeded Ms. Patricia Gallup as the Company’s Chief Executive Officer, effective as of August 8, 2011. McGrath has served as President and Chief Operating Officer of the Company since May of 2010, and will continue as President. Prior to his election as President and Chief Operating Officer of the Company, Mr. McGrath, 52, served as Executive Vice President, PC Connection Enterprises from May 2007 to May 2010, as Senior Vice President, PC Connection Enterprises from December 2006 to May 2007, and as President of PC Connection Sales Corporation, the Company’s largest sales subsidiary, from August 2005 to December 2006. Prior to joining the Company, Mr. McGrath served from 2002 to 2005 in a variety of senior management positions at Insight Enterprises, Inc. In connection with his election as Chief Executive Officer, Mr. McGrath’s annual base salary will be increased from $550,000 to $750,000, effective as of August 8, 2011. He will also receive 100,000 restricted stock units, valued at a price of $6.94 per unit, which vest ratably over four years, beginning on August 8, 2014.

The Company and Mr. McGrath previously entered into an employment agreement on May 12, 2008 (the “McGrath Employment Agreement”), and the terms of the McGrath Employment Agreement, which is on file with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2008, is unchanged, except for the change in Mr. McGrath’s position from President and Chief Operating Officer of the Company to President and Chief Executive Officer of the Company and the increase in his annual base salary noted above.

Ms. Gallup will continue to serve as Executive Chairman of the Company’s Board of Directors (the “Board”) and as the Company’s Chief Administrative Officer, overseeing corporate governance and administration. Ms. Gallup, 57, who is a co-founder of the Company, served as Chief Executive Officer from September 2002 to August 2011 and as Chairman of the Board since 1994. Ms. Gallup also served as President from March 2003 to May 2010, and as a member of our executive management team since its inception in 1982. In connection with her service as Chief Administrative Officer, Ms. Gallup will receive an annual base salary of $315,000.

The Company and Ms. Gallup previously entered into an employment agreement on January 1, 1998 (the “Gallup Employment Agreement”), and the terms of the Gallup Employment Agreement, which is on file with the SEC as an exhibit to the Company’s registration statement on Form S-1 (No. 333-41171), is unchanged, except for the change in Ms. Gallup’s position from Chief Executive Officer to Chief Administrative Officer of the Company and the change in her annual base salary noted above.

Related Party Transactions

Ms. Gallup is a co-owner of Gallup & Hall (“G&H”), a partnership that leases facilities in Marlow and Merrimack, New Hampshire and two facilities in Keene, New Hampshire to the Company. The three facilities located in Marlow and Keene, New Hampshire are leased on a month-to-month basis requiring monthly rental payments of $11,773, $1,344, and $500, respectively. The Company also pays certain real estate taxes and insurance premiums on the premises. Rent expense under the three leases aggregated $258,723 from January 1, 2010 to present.

Ms. Gallup is also co-owner of G&H Post, L.L.C. In November 1997, the Company entered into a fifteen-year lease for an 114,000 square foot corporate headquarters in Merrimack, New Hampshire with G&H Post, L.L.C. The lease is in its thirteenth year; annual lease payments of $1,139,300 are required under the terms of the lease for years 11 through 15. The Company pays its proportionate share of real estate taxes and common area maintenance charges under the lease as either additional rent or directly to third-party providers and also pays insurance premiums for the leased property. The Company has the option to renew the lease for two additional terms of five years.

Ms. Gallup also co-owns an office facility adjacent to the Company’s corporate headquarters. In August 2008, the Company entered into a ten-year lease agreement for the office facility. The lease requires an annual rental payment of $225,432 in year three of the lease and provides the Company the option to renew for two additional two-year terms. The rent for subsequent years are subject to adjustment to reflect increases in a local consumer price index, but such adjustments may not exceed an increase of 5.0% per year. The Company pays its proportionate share of real estate taxes and common area maintenance charges under the lease either as additional rent or directly to third-party providers and pays insurance premiums for the leased property. Rent expense under the lease agreement was $356,934 from January 1, 2010 to present.

During 2010, the Company provided various facilities management, maintenance, financial, tax, and legal services to certain affiliates in connection with the operation of facilities leased by it from those affiliates. G&H reimbursed the Company an aggregate of $134,818 from January 1, 2010 to present, for those services.

Other than compensation solely resulting from his employment by the Company, there have been no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant, in which Mr. McGrath had or will have a direct or indirect material interest.

Family Relationships

There are no family relationships between Mr. McGrath, Ms. Gallup, and any directors or executive officers, or persons nominated or chosen to be directors or executive officers, of the Company.

New Director Compensation Arrangements.

Effective August 8, 2011, the Board approved an increase to its director compensation and a change in the compensation structure. Each director, including officer-directors, will receive an annual retainer of $75,000, payable quarterly. Each independent director will also receive an annual retainer of $15,000, payable quarterly, for participation in the Board’s audit and compensation committees. Individual meeting fees will no longer be paid. In addition, Board members who act in a chairman capacity will receive annual fees as follows: Board chair, $35,000; Board vice-chair, $10,000; audit committee chair, $10,000; compensation committee and sub-committee chair, $5,000. Board members also receive reimbursement for all reasonable expenses incurred in attending Board and committee meetings. Each director was also awarded 4,000 restricted stock units, valued at a price of $6.94 per unit, which vest ratably over two years, beginning on August 8, 2014.

Item 6—Exhibits

Exhibit Number	Description

10.1*	Seventh Amendment, dated July 22, 2011, to the Lease agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated December 13, 1999, for property located at Old State Road 73, Wilmington, OH.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC. AND SUBSIDIARIES

Date: August 11, 2011	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer