Form 10-Q
period 2011-09-30
PC CONNECTION INC
filed 2011-11-08
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of November 1, 2011 was 26,433,858.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$39,760	$35,374
Accounts receivable, net	269,916	238,011
Inventories	72,970	74,293
Deferred income taxes	4,520	3,813
Prepaid expenses and other current assets	3,931	4,210
Income taxes receivable	250	1,489

Total current assets	391,347	357,190
Property and equipment, net	21,913	13,500
Goodwill	51,276	48,060
Other intangibles, net	5,389	1,786
Other assets	590	405

Total Assets	$470,515	$420,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$945	$870
Accounts payable	138,819	114,632
Accrued expenses and other liabilities	26,611	23,963
Accrued payroll	13,788	12,652

Total current liabilities	180,163	152,117
Deferred income taxes	8,462	5,822
Capital lease obligation to affiliate, less current maturities	1,242	1,960
Other liabilities	4,546	3,403

Total Liabilities	194,413	163,302

Stockholders’ Equity:
Common stock	276	275
Additional paid-in capital	99,369	98,871
Retained earnings	185,435	164,075
Treasury stock at cost	(8,978)	(5,582)

Total Stockholders’ Equity	276,102	257,639

Total Liabilities and Stockholders’ Equity	$470,515	$420,941

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$575,646	$532,827	$1,550,133	$1,418,635
Cost of sales	505,210	470,856	1,353,984	1,252,031

Gross profit	70,436	61,971	196,149	166,604
Selling, general and administrative expenses	54,554	47,640	160,321	139,615

Income from operations	15,882	14,331	35,828	26,989
Interest expense	(93)	(111)	(221)	(305)
Other, net	32	49	129	159

Income before taxes	15,821	14,269	35,736	26,843
Income tax provision	(6,435)	(5,643)	(14,376)	(10,760)

Net income	$9,386	$8,626	$21,360	$16,083

Earnings per common share:
Basic	$0.35	$0.32	$0.80	$0.59

Diluted	$0.35	$0.32	$0.80	$0.59

Weighted average common shares outstanding:
Basic	26,615	26,939	26,788	27,070

Diluted	26,692	26,977	26,860	27,108

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2011

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2011	27,507	$275	$98,871	$164,075	(854)	$(5,582)	$257,639
Stock-based compensation expense	—	—	698	—	—	—	698
Issuance of common stock under Employee Stock Purchase Plan	23	—	183	—	—	—	183
Nonvested stock awards	—	—	(633)	—	93	633	—
Tax benefit from stock-based compensation	—	—	68	—	—	—	68
Repurchase of common stock for treasury	—	—	—	—	(487)	(4,029)	(4,029)
Issuance of common stock under stock incentive plans	27	1	182				183
Net income and comprehensive income	—	—	—	21,360	—	—	21,360

Balance—September 30, 2011	27,557	$276	$99,369	$185,435	(1,248)	$(8,978)	$276,102

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$21,360	$16,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,375	4,152
Provision for doubtful accounts	1,765	1,737
Deferred income taxes	1,933	1,256
Stock-based compensation expense	698	1,102
Fair value adjustment to contingent consideration	(20)	—
Income tax benefit (deficiency) from stock-based compensation	68	(18)
Loss on disposal of fixed assets	13	6
Changes in assets and liabilities:
Accounts receivable	(30,407)	(40,348)
Inventories	1,617	(14,035)
Prepaid expenses and other current assets	1,786	(1,467)
Other non-current assets	(157)	71
Accounts payable	22,100	24,675
Accrued expenses and other liabilities	(2,761)	7,676

Net cash provided by operating activities	22,370	890

Cash Flows from Investing Activities:
Purchases of property and equipment	(8,483)	(2,350)
Acquisition of ValCom Technology, net of cash acquired	(4,745)	—
Purchase of intangible asset	(450)	(800)
Proceeds from sale of property and equipment	—	6

Net cash used for investing activities	(13,678)	(3,144)

Cash Flows from Financing Activities:
Purchase of treasury shares	(4,029)	(3,067)
Repayment of capital lease obligation to affiliate	(643)	(576)
Issuance of stock under Employee Stock Purchase Plan	183	135
Exercise of stock options	183	—

Net cash used for financing activities	(4,306)	(3,508)

Increase (decrease) in cash and cash equivalents	4,386	(5,762)
Cash and cash equivalents, beginning of period	35,374	46,297

Cash and cash equivalents, end of period	$39,760	$40,535

Non-cash Investing and Financing Activities:
Contingent consideration included in accrued expenses and other liabilities	$1,900	$—
Accrued capital expenditures	746	3,117
Issuance of nonvested stock from treasury	633	820

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2011 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2011.

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

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to restricted stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2011	2010	2011	2010
Numerator:
Net income	$9,386	$8,626	$21,360	$16,083

Denominator:
Denominator for basic earnings per share	26,615	26,939	26,788	27,070
Dilutive effect of employee equity awards	77	38	72	38

Denominator for diluted earnings per share	26,692	26,977	26,860	27,108

Earnings per share:
Basic	$0.35	$0.32	$0.80	$0.59

Diluted	$0.35	$0.32	$0.80	$0.59

For the three and nine months ended September 30, 2011 and 2010, the following outstanding stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
September 30,	2011	2010	2011	2010
Common stock options	483	751	534	751

Note 3—Acquisition of ValCom Technology

On March 17, 2011, we completed the acquisition of ValCom Technology (“ValCom”), a provider of information technology (“IT”) infrastructure and onsite managed services. The purchase of ValCom is consistent with our strategy to expand our services capabilities. Under the terms of the stock purchase agreement, we paid $8,495 at closing. In addition, we agreed to pay up to $3,000 upon the achievement of three performance milestones. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of purchase price over the aggregate fair values was recorded as goodwill. This goodwill represents potential revenue increases through synergies with our existing customer base and the assembled workforce of sales representatives and service technicians of ValCom that we acquired in the transaction. The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period and completion of the valuation of intangible assets. The goodwill balance of $3,216 is expected to be fully deductible for tax purposes. ValCom’s external sales since the date of acquisition were $17,208. We have not included ValCom’s sales or operating results since January 1, 2011 on a pro forma basis as they were not material to our consolidated results. We incurred $671 of transaction costs in 2011 related to the acquisition, which we have reported in selling, general and administrative (“SG&A”) expenses in our condensed consolidated statements of income for the nine months ended September 30, 2011.

The following table reflects components of the purchase price at fair value as of the closing date. The fair values of the intangibles were determined through a third party valuation using management estimates.

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

The fair value of the contingent consideration as of the acquisition date was assessed at $2,880. The contingent consideration valuation was based on management’s initial estimates as of the measurement date, including estimates of the probability of achievement of the performance milestones. The first of three milestones was achieved during the second quarter of 2011, and as a result, we paid $1,000 of the contingent consideration. The difference in fair value of $20 between the valuation date (or acquisition date) and the balance sheet date was charged to earnings. The remaining two milestones have measurement dates in 2012 and require payment if ValCom achieves certain revenue goals. Additional adjustments to the fair value of the remaining contingent consideration will be reflected in our operating results, if necessary.

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

We completed our annual impairment test of an indefinite-lived trademark and goodwill as of the first day of 2011 and determined that the fair values of the trademark and the reporting unit to which the goodwill relates substantially exceeded their respective carrying values. Accordingly, we did not identify any impairment as of December 31, 2010. Goodwill is held by the two reporting units comprising our Large Account segment, and therefore, the test of goodwill requires that we assess the fair value of each reporting unit.

We did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of either reporting unit was in excess of its fair value during the nine months ended September 30, 2011. As a result, we did not perform an interim test for impairment.

In the nine months ended September 30, 2011, we recorded an additional $3,216 of goodwill in our Large Account segment as a result of our acquisition of ValCom. Goodwill was determined as of the date of acquisition as the excess of the total purchase price over the net of the assets and liabilities acquired based on their estimated fair values.

Intangible Assets

	Estimated Useful Lives	September 30, 2011			December 31, 2010
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	*	$1,390	$44	$1,346	$1,190	$—	$1,190
Customer List	8	3,400	229	3,171	—	—	—
License Agreement	5	1,250	378	872	800	204	596

Total Intangible Assets		$6,040	$651	$5,389	$1,990	$204	$1,786

*	Includes the MoreDirect tradename of $1,190, which is not subject to amortization, and the ValCom tradename of $200, to be amortized over a five-year life.

The intangible assets acquired as part of our acquisition of ValCom in the first quarter of 2011 will be amortized in proportion to the original estimates of the future cash flows underlying the valuation of the intangible assets. The weighted-average period over which we expect to amortize the intangible assets that we acquired as part of the ValCom acquisition is 7.8 years. During the second quarter of 2011, we purchased a patent license agreement for $450, which we expect to amortize ratably over five years.

For the three-month periods ended September 30, 2011 and 2010, we recorded amortization expense of $184 and $35, respectively. For the nine-month periods ended September 30, 2011 and 2010, we recorded amortization expense of $447 and $258, respectively. The estimated amortization expense in each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2011	$184	(*)
2012	937
2013	789
2014	776
2015	602
2016 and thereafter	911

(*) Represents estimated amortization expense for the three months ending December 31, 2011.

Note 5—Segment and Related Disclosures

We are required to report profits and losses and certain other information about our “reportable operating segments” in our annual and interim financial statements. The internal reporting structure used by our chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is comprised of certain senior executive officers, who collectively evaluate operations and allocate resources based on a measure of operating income.

Our operations are organized under four reporting segments—the SMB segment, which primarily serves small- and medium-sized businesses; the Large Account segment, which primarily serves medium-to-large corporations; the Public Sector segment, which serves federal, state, and local government and educational institutions; and the Consumer/SOHO segment, which serves the consumer and small office/home office (“SOHO”) markets. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

In March 2011, we acquired ValCom, a provider of IT infrastructure and on-site managed services to medium-to-large corporations. We have included the operating results for ValCom in our Large Account segment from March 17, 2011, the closing date of the acquisition. The external sales of ValCom totaled $17,208 since the date of acquisition and were immaterial to our consolidated results.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2011 and 2010 is shown below:

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Three Months Ended September 30, 2011
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$212,248	$206,564	$144,629	$12,205		$575,646

Operating income (loss) before allocations	$19,329	$9,159	$8,127	$(329)	$(20,404)	$15,882
Allocations	(10,217)	(1,233)	(5,317)	(867)	17,634	—

Operating income (loss)	$9,112	$7,926	$2,810	$(1,196)	$(2,770)	$15,882

Net interest expense and other, net						(61)

Income before taxes						$15,821

Selected Operating Expense:
Depreciation and amortization	$6	$398	$47	$—	$1,033	$1,484

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Three Months Ended September 30, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$208,733	$159,641	$145,615	$18,838		$532,827

Operating income (loss) before allocations	$17,524	$8,468	$8,278	$(729)	$(19,210)	$14,331
Allocations	(10,625)	(1,086)	(5,031)	(1,116)	17,858	—

Operating income (loss)	$6,899	$7,382	$3,247	$(1,845)	$(1,352)	$14,331

Net interest expense and other, net						(62)

Income before taxes						$14,269

Selected Operating Expense:
Depreciation and amortization	$12	$88	$28	$—	$1,133	$1,261

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Nine Months Ended September 30, 2011
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$641,204	$514,128	$354,701	$40,100		$1,550,133

Operating income (loss) before allocations	$54,434	$24,490	$18,523	$(404)	$(61,215)	$35,828
Allocations	(30,575)	(3,771)	(14,269)	(2,656)	51,271	—

Operating income (loss)	$23,859	$20,719	$4,254	$(3,060)	$(9,944)	$35,828

Net interest expense and other, net						(92)

Income before taxes						$35,736

Selected Operating Expense:
Depreciation and amortization	$23	$954	$124	$—	$3,274	$4,375
Balance Sheet Data as of September 30, 2011:
Goodwill	$—	$51,276	$—	$—	$—	$51,276
Total assets	123,645	190,172	67,936	1,846	86,916	470,515

	Nine Months Ended September 30, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters/ Other	Consolidated
Net sales	$588,189	$435,154	$345,503	$49,789		$1,418,635

Operating income (loss) before allocations	$49,022	$22,119	$16,086	$(1,800)	$(58,438)	$26,989
Allocations	(31,527)	(3,318)	(14,116)	(2,928)	51,889	—

Operating income (loss)	$17,495	$18,801	$1,970	$(4,728)	$(6,549)	$26,989

Net interest expense and other, net						(146)

Income before taxes						$26,843

Selected Operating Expense:
Depreciation and amortization	$42	$350	$79	$—	$3,681	$4,152

The assets held by our operating segments are primarily accounts receivables, intercompany receivables, goodwill, and other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group at September 30, 2011, are presented net of intercompany balance eliminations of $36,018. Our capital expenditures are largely comprised of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors consolidated revenue by product mix (Desktop/Server; Notebook and PDA; Software; Video, Imaging and Sound; Net/Com Product; Printer and Printer Supplies; Storage Device; Memory and System Enhancement; and Accessory/Other).

Net sales by product mix is presented below:

	Three Months Ended		Nine Months Ended
September 30,	2011	2010	2011	2010
Desktop/Server	$98,994	$82,222	$251,486	$216,391
Notebook and PDA	98,210	92,451	275,843	244,929
Software	82,204	82,748	221,304	198,529
Video, Imaging and Sound	64,552	50,840	165,547	158,406
Net/Com Product	56,627	54,606	150,001	140,555
Printer and Printer Supplies	40,691	40,379	114,472	117,907
Storage Device	39,266	35,986	114,315	107,872
Memory and System Enhancement	17,745	25,171	55,137	60,371
Accessory/Other	77,357	68,424	202,028	173,675

Total	$575,646	$532,827	$1,550,133	$1,418,635

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

Note 7—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by substantially all of our assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the prime rate (3.25% at September 30, 2011). The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1,000 for various short-term durations. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and restrictions on the payment of dividends to shareholders, repurchase of our common stock, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, and Amortization). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0; this ratio did not limit potential borrowings at September 30, 2011. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

No borrowings were outstanding under this credit facility at September 30, 2011 or December 31, 2010, and accordingly, the entire $50,000 facility was available for borrowing at both dates. The credit facility matures on October 15, 2012, at which time amounts outstanding become due. We have begun negotiations with our current lender to replace the bank line of credit agreement with a new agreement that has substantially the same terms. We expect to conclude these negotiations and enter into a new agreement during the first quarter of 2012.

At September 30, 2011, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing provided we pay within the amount of time prescribed by our agreements. At September 30, 2011 and December 31, 2010, accounts payable included $16,403 and $14,603, respectively, owed to these financial institutions.

Note 8—Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Share purchases are made in the open market from time to time depending on market conditions. However, our bank credit facility limited such repurchases subsequent to June 2005 to $10,000. In the third quarter of 2011, our bank amended, at our request, our line of credit to increase the dollar limit to repurchase shares without bank approval from $10,000 to $15,000.

We repurchased 460 shares for $3,823 in the nine months ended September 30, 2011, excluding net share settlements discussed below. As of September 30, 2011, we have repurchased an aggregate of 1,520 shares for $10,768. Accordingly, the maximum approximate dollar value of shares that may yet be purchased under the board authorization is $4,232. We have issued nonvested shares from treasury stock and have reflected upon the vesting of such shares the net remaining balance of treasury stock on the condensed consolidated balance sheet. In addition, our employees surrendered 26 shares, having an aggregate fair value of $206, in connection with the vesting of nonvested stock to satisfy related employee tax obligations during the nine months ended September 30, 2011. Such transactions were recognized as a repurchase of common stock and returned to treasury but do not apply against authorized repurchase limits under our bank line agreement or the repurchase program authorized by our Board of Directors.

Note 9—Fair Value

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and capital leases with carrying values that approximate fair value due to their short-term nature. We are required to measure fair value under a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments at September 30, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at September 30, 2011	$1,037	$—	$—	$1,037
Money market fund deposits at December 31, 2010	1,036	—	—	1,036
Liabilities
Accrued expenses and other liabilities
Contingent liability at September 30, 2011	—	—	1,900	1,900

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. This classification is based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. The Level 3 liability consists of contingent consideration related to our acquisition of ValCom in the first quarter of 2011. The fair value of the contingent consideration was estimated by applying the income approach, which utilizes significant inputs that are unobservable in the market. Key assumptions include a discount rate of 4.1% and a 100% probability of achievement. A reconciliation of the beginning and ending Level 3 liabilities is as follows:

September 30, 2011	Three Months Ended	Nine Months Ended
Balance beginning of period	$1,900	$—
Purchased	—	2,880
Payments	—	(1,000)
Change in fair value (included within selling, general and administrative expenses)	—	20

Balance end of period	$1,900	$1,900

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

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own

IT development to meet these new demands. As buying trends change and electronic commerce continues to grow, customers have become more sophisticated due to the amount and quality of information available and the increased number of readily available choices. Customers are also better able to make price comparisons through the Internet, thereby necessitating more aggressive pricing strategies to remain competitive. The changing landscape of the consumer and business markets in which we operate could have a negative effect on our financial condition, results of operations, and cash flows. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, our consolidated Internet sales have consistently represented 30% of total sales over the last three years.

We have undertaken significant actions with respect to our websites in order enhance the customer experience and remain competitive in the market. We have historically increased the level of internet marketing expenditures on third-party “click fees” and affiliate charges, particularly with respect to consumer marketing, in order to increase visibility on third-party search engines. We have also launched various promotions, including select freight offers, to generate higher internet sales and increase brand awareness. All of these activities are costly, aggregating $2.0 million in the nine months ended September 30, 2011, and decreasing our operating results accordingly. These costs may increase in future periods as we continue to expand our internet visibility and functionality, and if we do not generate increased internet sales, our operating margins may be further impacted.

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time improving our gross margin in all four segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our SG&A expenses while making major investments in our IT systems and solution selling personnel.

To support future growth, we are expanding our IT solution business, which requires the addition of highly-skilled service engineers. We are only in the preliminary stages of this initiative and although we expect to realize the ultimate benefit of higher-margin service revenues, we believe that our SG&A expenses will increase significantly as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline. In addition, we are continuing our comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of September 30, 2011, we have capitalized $7.1 million of software and integration costs for the initial phase of this software project. While we have not yet finalized our decisions regarding to what extent additional software will be acquired and implemented beyond the Customer Master Data Management (“MDM”) software we have acquired to date, we expect to increase our capital investments in our IT infrastructure in the next three-to-five years, which will also likely increase SG&A expenses.

ACQUISITION

On March 17, 2011, we acquired ValCom, a provider of IT infrastructure and onsite managed services to medium-to-large corporations. ValCom had approximately 200 employees as of the acquisition date and is headquartered in the greater Chicago area. For the year ended December 31, 2010, its revenues and operating income were $39.6 million and $3.0 million, respectively. We have included the operating results for ValCom in our Large Account segment from the acquisition date of March 17, 2011. ValCom’s external sales since the date of acquisition were $17,208 and were immaterial to our consolidated results. Please see Notes 3, 4, and 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements of this report for further discussion of this acquisition.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2011	2010	2011	2010
Net sales (in millions)	$575.6	$532.8	$1,550.1	$1,418.6

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	12.2	11.6	12.6	11.7
Selling, general and administrative expenses	9.4	8.9	10.3	9.8
Income from operations	2.8%	2.7%	2.3%	1.9%

Net sales in the third quarter of 2011 increased by $42.8 million, or 8.0%, compared to the third quarter of 2010. Net sales for our Large Account and SMB segments in the third quarter of 2011 increased year over year by 29.4% and 1.7%, respectively, and offset a decrease in Public Sector and Consumer/SOHO sales. Gross margin (gross profit expressed as a percentage of net sales) increased on a consolidated basis as a result of our focus on margin improvement. Operating income in the third quarter of 2011 increased year over year by $1.6 million due to the increase in net sales and gross margin.

Net sales in the nine months ended September 30, 2011 increased by $131.5 million, or 9.3%, compared to the nine months ended September 30, 2010. Net sales for our SMB, Large Account, and Public Sector segments increased in the first nine months of 2011 compared to the prior year period and offset a decline in Consumer/SOHO sales. Gross margin (gross profit expressed as a percentage of net sales) increased in all four of our segments as a result of our focus on margin improvement. Operating income in the nine months ended September 30, 2011 increased to $35.8 million compared to $27.0 million in the comparable prior year period due to the increase in net sales and gross margin.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2011	2010	2011	2010
Business Segment
SMB	37%	39%	41%	41%
Large Account	36	30	33	31
Public Sector	25	27	23	24
Consumer/SOHO	2	4	3	4

Total	100%	100%	100%	100%

Product Mix
Desktop/Server	17%	15%	16%	15%
Notebook and PDA	17	17	18	17
Software	14	15	14	15
Video, Imaging and Sound	11	10	11	11
Net/Com Product	10	10	10	10
Printer and Printer Supplies	7	8	7	8
Storage Device	7	7	7	8
Memory and System Enhancement	3	5	4	4
Accessory/Other	14	13	13	12

Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2011	2010	2011	2010
Business Segment
SMB	15.9%	14.2%	15.1%	14.2%
Large Account	9.8	10.1	10.9	10.4
Public Sector	10.5	10.2	10.9	9.8
Consumer/SOHO	10.9	7.4	10.5	8.7
Total	12.2%	11.6%	12.6%	11.7%

Consolidated gross profit dollars for the three and nine months ended September 30, 2011 increased year over year due to an increase in net sales and gross margin compared to the respective prior year periods. On a consolidated basis, gross margin increased year over year in each of the three and nine-month periods ended September 30, 2011, due to our focus on margin improvement. In the three months ended September 30, 2011, gross margin increased year over year as improved invoice selling margins (60 basis points) offset a decrease in agency revenues (9 basis points) as a percentage of net sales compared to the respective prior year quarter. For the nine months ended September 30, 2011, gross margin increased year over year due to improved invoice selling margins (69 basis points) and increased vendor consideration (13 basis points), as a percentage of net sales compared to the prior year period.

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

	Three Months Ended		Nine Months Ended
September 30,	2011	2010	2011	2010
Purchasing/Distribution Center	0.61%	0.56%	0.64%	0.63%

Operating Expenses

The following table breaks out our more significant operating, or SG&A, expenses for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
September 30,	2011	2010	2011	2010
Personnel costs	$39.0	$33.4	$113.7	$97.5
Advertising	5.1	4.4	15.6	12.6
Professional fees	1.8	2.0	5.8	6.2
Facilities operations	2.5	2.0	7.4	6.3
Credit card fees	1.6	1.9	5.0	5.1
Depreciation and amortization	1.5	1.3	4.4	4.2
Bad debts	0.6	0.5	1.5	1.4
Other, net	2.5	2.1	6.9	6.3

Total	$54.6	$47.6	$160.3	$139.6

Percentage of net sales	9.4%	8.9%	10.3%	9.8%

Personnel costs increased year over year in the three and nine months ended September 30, 2011, due to investments in solutions sales and support areas, increased variable compensation associated with higher gross profits, and the ValCom acquisition.

Year-Over-Year Comparisons

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$212.2	36.9%	$208.7	39.2%	1.7%
Large Account	206.6	35.9	159.7	30.0	29.4
Public Sector	144.6	25.1	145.6	27.3	(0.7)
Consumer/SOHO	12.2	2.1	18.8	3.5	(35.2)

Total	$575.6	100.0%	$532.8	100.0%	8.0%

Gross Profit:
SMB	$33.7	15.9%	$29.7	14.2%	13.5%
Large Account	20.2	9.8	16.1	10.1	25.9
Public Sector	15.2	10.5	14.8	10.2	2.6
Consumer/SOHO	1.3	10.9	1.4	7.4	(5.4)

Total	$70.4	12.2%	$62.0	11.6%	13.7%

Consolidated net sales increased in the third quarter of 2011 compared to the third quarter of 2010, as explained below:

•

Net sales for the SMB segment increased due to our focus on higher-margin solution selling. Sales of notebooks and desktops increased slightly year over year as the PC refresh, which started in the second half of 2010, continued albeit at a more modest pace. The year-over-year sales growth was lower due to higher sales of tablets in the third quarter of 2010. Sales representatives for the SMB segment totaled 359 at September 30, 2011, compared to 358 at September 30, 2010, and 360 at June 30, 2011. Average annualized sales productivity in the third quarter of 2011 decreased by 1% year over year for the SMB segment.

•

Net sales for the Large Account segment increased due to a significant increase in corporate demand, as well as the inclusion of sales by ValCom, which totaled $8.4 million in the quarter. Excluding sales by ValCom, large account sales would have increased by 24%. Net sales also benefited from large product roll-outs for two of our enterprise customers. Average annualized sales productivity in the third quarter of 2011 increased by only 1% year over year due to an increase in headcount. Sales representatives for our Large Account segment totaled 113 at September 30, 2011, compared to 84 at September 30, 2010, and 105 at June 30, 2011. The year-over-year increase in sales representatives from September 30, 2010 includes 12 sales representatives of ValCom.

•

Net sales to government and education customers (the Public Sector segment) decreased slightly as lower federal government sales outweighed increased sales to higher education customers. Overall average annualized sales productivity decreased by 6% due to investments in higher staffing levels that serve state and local government and education markets. Sales representatives for our Public Sector segment totaled 143 at September 30, 2011, compared to 134 at September 30, 2010, and 144 at June 30, 2011.

•	Net sales to consumers and SOHO customers by PC Connection Express decreased as profitability and gross margin improvements continued to be the primary focus for this segment in 2011.

Consolidated gross profit for the third quarter of 2011 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to increases in net sales and gross margin. Gross margin increased by 170 basis points due to improved invoice selling margins and increased agency revenues. We attribute the improvement in invoice selling margins to our initiatives to increase higher-margin solution sales.

•

Gross profit for the Large Account segment increased due to higher net sales as gross margin decreased by 30 basis points. Lower agency revenues and a decrease in vendor consideration offset higher invoice selling margins. We attribute the increase in invoice selling margins to the inclusion of higher-margin services revenue of ValCom, which we acquired in the first quarter of 2011.

•

Gross profit for the Public Sector segment increased due to a 30 basis point improvement in gross margin. Gross margin improved as an increase in invoice selling margins offset a decrease in agency revenues.

•

Gross profit for the Consumer/SOHO segment decreased as the lower net sales were only partly offset by an increase in gross margin. Gross margin increased by 350 basis points due to improved invoice selling margins and additional vendor consideration as a percentage of net sales.

Consolidated selling, general and administrative expenses increased in dollars and as a percentage of net sales in the third quarter of 2011 compared to the prior year quarter. SG&A expenses attributable to our four operating segments and the Headquarters/Other group, and the reasons for their respective changes, are summarized below (dollars in millions):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$24.6	11.6%	$22.8	10.9%	7.9%
Large Account	12.3	5.9	8.7	5.4	41.6
Public Sector	12.4	8.6	11.5	7.9	7.1
Consumer/SOHO	2.5	20.7	3.2	17.2	(22.3)
Headquarters/Other	2.8		1.4		104.9

Total	$54.6	9.4%	$47.6	8.9%	14.5%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales due to increased marketing expenditures and investments in solution sales and support personnel. While lower usage of centralized headquarters services partly offset the dollar increase, incremental variable compensation associated with the increase in gross profits discussed above contributed to the overall dollar increase.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. The dollar increase resulted from investments in sales support areas, incremental variable compensation associated with higher gross profit, and the operating expenses of ValCom in 2011. The increase as a percentage of net sales was due primarily to the higher SG&A expense rate attributable to ValCom and its services business model.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales due to higher personnel and advertising expenses. The addition of sales representatives that serve educational institutions and state and local government customers contributed to the increase in personnel.

•

SG&A expenses for the Consumer/SOHO group decreased in dollars but increased as a percentage of net sales due to lower 2011 sales levels. A planned reduction in internet advertising costs and catalog circulation combined with lower usage of centralized headquarters services led to the dollar decrease.

•

SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and related costs. The Headquarters/Other group provides services to the four reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. The increase relates to personnel and other costs related to senior management oversight, which is not normally allocated to operating units.

Income from operations for the third quarter of 2011 increased to $15.9 million, compared to $14.3 million for the third quarter of 2010. Income from operations as a percentage of net sales was 2.8% for the third quarter of 2011, compared to 2.7% of net sales for the prior year quarter. The increases in operating income and operating margin resulted primarily from the respective increase in sales and gross margin.

Our effective tax rate was 40.7% for the third quarter of 2011 compared to an effective tax rate of 39.5% for the third quarter of 2010. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We anticipate that our effective tax rate will be in the range of 39% to 41% in 2011.

Net income for the third quarter of 2011 increased to $9.4 million, compared to $8.6 million for the third quarter of 2010, principally due to the increase in operating income.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2011		2010		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$641.2	41.4%	$588.2	41.4%	9.0%
Large Account	514.1	33.1	435.1	30.7	18.1
Public Sector	354.7	22.9	345.5	24.4	2.7
Consumer/SOHO	40.1	2.6	49.8	3.5	(19.5)

Total	$1,550.1	100.0%	$1,418.6	100.0%	9.3%

Gross Profit:
SMB	$96.9	15.1%	$83.2	14.2%	16.4%
Large Account	56.2	10.9	45.1	10.4	24.7
Public Sector	38.8	10.9	34.0	9.8	14.2
Consumer/SOHO	4.2	10.5	4.3	8.7	(2.4)

Total	$196.1	12.6%	$166.6	11.7%	17.7%

Consolidated net sales for the nine months ended September 30, 2011 increased compared to the nine months ended September 30, 2010, as explained below:

•

Net sales for the SMB segment continued to benefit from strong demand associated with the improvement in SMB customer profits and the corresponding release of pent-up IT demand. Accordingly, this segment’s largest selling product categories of notebook and PDA and desktop/server were also among its fastest growing categories, with year-over-year growth of 18% and 20%, respectively.

•

The increase in net sales for the Large Account segment was attributed to improved corporate customer profits, which resulted in increased investments by large enterprises, as well as the inclusion of ValCom post-acquisition sales totaling $17.2 million. Excluding ValCom sales, the Large Account segment would have increased by 14%. The sales growth was attributed to demand from both new and existing customers and our investments in solution sales support.

•

The increase in net sales for the Public Sector segment was due primarily to the growth in sales to higher educational institutions. Federal government sales decreased by 10% in the first nine months of 2011, however, sales to state and local government and educational institutions increased by 10% largely due to our initiatives to increase higher education sales.

•	Net sales for the Consumer/SOHO segment decreased as profitability and gross margin improvements continued to be the primary focus for this segment.

Consolidated gross profit for the nine months ended September 30, 2011 increased in dollars and as a percentage of net sales compared to the nine months ended September 30, 2010, as explained below:

•

Gross profit for the SMB segment increased due to increases in both net sales and gross margin. Gross margin increased by 90 basis points due to improved invoice selling margins and increased vendor funding as a percentage of net sales.

•

Gross profit for the Large Account segment increased due to increases in net sales and gross margin. Gross margin increased by 50 basis points as improved invoice selling margins offset lower vendor consideration as a percentage of net sales. We attribute the increase in invoice selling margins primarily to increased solution sales to existing customers.

•

Gross profit for the Public Sector segment increased primarily due to a 110 basis point increase in gross margin. Gross margin increased due to improved invoice selling margins and additional vendor consideration as a percentage of net sales.

•

Gross profit for the Consumer/SOHO segment decreased slightly as an increase in gross margin offset the decrease in net sales. Gross margin increased by 180 basis points as improved invoice selling margins and additional vendor consideration more than offset higher net freight costs.

Consolidated selling, general and administrative expenses in the nine months ended September 30, 2011 increased in dollars and as a percentage of net sales compared to the nine months ended September 30, 2010. The year-over-year changes attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2011		2010		% Change
	Amount	% of Net Sales	Amount	% of Net Sales
SMB	$73.0	11.4%	$65.7	11.2%	11.1%
Large Account	35.5	6.9	26.3	6.0	35.1
Public Sector	34.6	9.7	32.0	9.3	8.0
Consumer/SOHO	7.3	18.2	9.1	18.2	(19.6)
Headquarters/Other	9.9		6.5		51.8

Total	$160.3	10.3%	$139.6	9.8%	14.8%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales due to investments in solution sales and support personnel and increased marketing expenditures. Incremental variable compensation associated with the nearly $14 million increase in gross profits also contributed to the dollar increase.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales due primarily to an increase in personnel expense. The increase in personnel expense was attributed to investments in sales support areas, incremental variable compensation associated with the increase in gross profit, and the operating expenses of ValCom, which we acquired in March 2011. The increase in expense as a percentage of net sales was due primarily to the higher SG&A expense rate attributable to ValCom and its services business model.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. An increase in personnel expense and advertising expenditures were partly offset by lower professional fees. Personnel expense increased due to the addition of sales representatives and incremental variable compensation associated with the increase in gross profit, as discussed above.

•

SG&A expenses for the Consumer/SOHO group decreased in dollars but was unchanged as a percentage of net sales due to a planned reduction in internet advertising costs and catalog circulation as well as lower usage of centralized headquarters services.

•

Unallocated SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and other costs related to senior management oversight, as well as $0.7 million of ValCom acquisition related costs.

Income from operations for the nine months ended September 30, 2011 increased to $35.8 million, or 2.3% of net sales, compared to $27.0 million, or 1.9% of net sales for the comparable prior year period. Our increase in operating income in the nine months ended September 30, 2011 resulted primarily from the increase in net sales and gross margin, compared to the prior year period.

Our effective tax rate was 40.2% for the nine months ended September 30, 2011 compared to the effective tax rate of 40.1% for the prior year period of 2010. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the nine months ended September 30, 2011 increased to $21.4 million, compared to $16.1 million for the nine months ended September 30, 2010, principally due to the year-over-year increase in operating income in the first nine months of 2011.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. Aside from our expenditures on new IT systems, we expect our capital needs for the next twelve months to consist primarily of capital expenditures of $6.0 to $8.0 million and payments on capital lease and other contractual obligations of approximately $4.0 million. In addition, we are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years. We have capitalized $7.1 million of software and integration costs for the Customer MDM software project, the first stage of our overall IT initiative, as of September 30, 2011.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2011, we had approximately $39.8 million in cash.

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

•

Credit Facilities. We did not have any borrowings outstanding in the third quarter of 2011 against our $50.0 million bank line of credit, which is available through October 2012. Accordingly, our entire line of credit was available for borrowing at September 30, 2011. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2011	2010
Net cash provided by operating activities	$22.4	$0.9
Net cash used for investing activities	(13.7)	(3.2)
Net cash used for financing activities	(4.3)	(3.5)

Increase (decrease) in cash and cash equivalents	$4.4	$(5.8)

Cash provided by operating activities increased by $21.5 million in the nine months ended September 30, 2011, compared to the prior year period. Operating cash flow in the nine months ended September 30, 2011, resulted primarily from net income before depreciation and amortization and an increase in payables, partly offset by an increase in receivables. Net accounts receivable increased by $31.9 million from the prior year-end balance due to the increase in net sales, timing of collecting trade receivables, and the inclusion of ValCom receivables as of September 30, 2011. Days sales outstanding were 46 days at September 30, 2011, compared to 49 days at September 30, 2010, and 44 days December 31, 2010. Inventory decreased over the same period by $1.3 million. Inventory turns increased to 28 turns for the third quarter of 2011 compared to 26 turns for the prior year quarter.

At September 30, 2011, we had $138.8 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This amount includes $16.4 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet these obligations with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $10.5 million in the nine months ended September 30, 2011 compared to the prior year period primarily due to an increase in capital expenditures and the acquisition of ValCom. Cash used to purchase property and equipment less proceeds from the sale of disposed property and equipment amounted to $8.5 million in the first nine months of 2011, compared to $2.4 million in the prior year period. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to in the above Liquidity and Capital Resources section. In the nine months ended September 30, 2011, the acquisition of ValCom represented a net use of cash of $4.7 million, including the payment of $1.0 million in contingent consideration upon the achievement of the first of three milestones. We expect to pay approximately $2.0 million in contingent consideration for the remaining two milestones which have measurement dates in 2012.

Cash used for financing activities in the nine months ended September 30, 2011 was higher than the prior year period primarily due to additional purchases of treasury stock. We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

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

Bank Line of Credit. The bank line of credit available under our credit facility provides us with a borrowing capacity of up to $50.0 million at the prime rate (3.25% at September 30, 2011). In addition, we have the option to increase the facility by an additional $30.0 million, subject to our having sufficient levels of trade receivables to meet borrowing base requirements and meeting minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” The facility also gives us the option of obtaining Eurodollar Rate Loans in multiples of $1.0 million for various short-term durations. Substantially all of our assets are collateralized as security for this facility, and all of our subsidiaries are guarantors under the line of credit. At September 30, 2011, the entire $50 million facility was available for borrowing.

This facility, which matures in October 2012, operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings, if any, under the line are classified as current. We have begun negotiations with our current lender to replace the bank line of credit agreement with a new agreement that has substantially the same terms. We expect to conclude these negotiations and enter into a new agreement during the first quarter of 2012.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing provided we pay within the amount of time prescribed by our agreements. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $16.4 million in the aggregate as of September 30, 2011, are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, stock repurchases, dividends and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would prevent us from borrowing additional funds under this line of credit and would constitute a default. This credit facility contains two financial tests, which potentially affect our ability to borrow funds:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility in the third quarter of 2011, and accordingly, the funded debt ratio did not limit potential borrowings at September 30, 2011. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007 (loss quarters not counted). This minimum amount was calculated at September 30, 2011 as $195.1 million; our consolidated stockholders’ equity at this date was $276.1 million.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of September 30, 2011, the entire $50.0 million facility was available for borrowing.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2011, of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (2)
07/01/11—07/31/11	—	—	—	$6,578,320
08/01/11—08/31/11	225,939	$8.01	206,256	$4,917,048
09/01/11—09/30/11	78,497	8.72	78,497	$4,232,468

Total	304,436	$8.19	284,753	$4,232,468

(1)	In August 2011, our employees surrendered 19,683 shares of our common stock to satisfy statutory withholding requirements due upon the vesting of restricted stock awards.
(2)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The Program does not have a fixed expiration date.

Item 5—Other Information

On July 22, 2011, our subsidiary, Merrimack Services Corporation, entered into an amendment to its lease agreement with EWE Warehouse Investments V, LTD, dated May 13, 1993. This amendment will be effective December 1, 2011 and will extend the term of the lease until November 30, 2012.

Item 6—Exhibits

Exhibit Number	Description

10.1+	Seventh Amendment, dated July 22, 2011, to the Lease agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated December 13, 1999, for property located at Old State Road 73, Wilmington, OH.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

+	Incorporated by reference from exhibits filed with the Company’s Quarterly report on Form 10-Q, filed on August 11, 2011.
*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Date: November 08, 2011	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: November 08, 2011	By:	/s/ JACK FERGUSON
Jack Ferguson
Executive Vice President, Treasurer, and Chief Financial Officer