Form 10-K
period 2011-12-31
PC CONNECTION INC
filed 2012-02-28
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2011, based on $8.28 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $75,963,303.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 15, 2012:

Class	Number of Shares
Common Stock, $.01 par value	26,441,284

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

GENERAL

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer an extensive range of services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We have four operating segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, in Large Account, through our MoreDirect and ValCom Technology, or ValCom, subsidiaries, (c) federal, state, and local government and educational institutions, in Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office, or Consumer/SOHO, customers through our PC Connection Express division. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media. We offer a broad selection of over 300,000 products at competitive prices, including products from Acer, Apple, Cisco Systems, Hewlett-Packard, IBM, Lenovo, Microsoft, Sony, Symantec, and Toshiba. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the VARBusiness 500 for eleven straight years. Over the past few years, we have received various awards, including first place by InformationWeek 500 in the Supply Chain Innovation and Retail Industry categories, and were ranked eighth overall among the nation’s most innovative companies by InformationWeek.

We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base. Approximately 95% of our sales in the year ended December 31, 2011 were made to customers who had previously purchased products from us. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We strive to identify the unique needs of our corporate, government, educational, and consumer/SOHO customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, deployment, and infrastructure management of IT environments. As of December 31, 2011, we employed 666 sales representatives, whose average tenure exceeded four years. Sales representatives are responsible for managing corporate and public sector accounts and focus on outbound sales calls to current and prospective customers. These sales representatives are supported by a growing group of technical sales specialists, or TSSs, who provide technical support for more complex sales opportunities. We believe that increasing our sales representatives’ productivity is important to our future success, and we have increased our investments in this area accordingly.

We market our products and services through our websites: www.pcconnection.com, www.moredirect.com, www.govconnection.com, www.pcconnectionexpress.com, www.valcomtechnology.com, and www.macconnection.com. Our websites provide extensive product information, customized pricing, and the convenience of online orders. For the fiscal year 2011, Internet sales processed directly online were $742.5 million, or 35.3% of net sales, compared to $605.9 million, or 30.7% of net sales in 2010.

We also publish several catalogs, including PC Connection®, focusing on PCs and compatible products, MacConnection®, focusing on Apple personal computers and compatible products, and PC Connection Express®, serving our consumer and SOHO customers. We also issue, from time to time, specialty catalogs, including GovConnection catalogs directed to government and educational institutions. With concise product descriptions, relevant technical information, and illustrations, along with toll-free telephone numbers for ordering, our catalogs are recognized as a leading source for personal computer hardware, software, and other related products. We distributed approximately six million catalogs in 2011.

Additional financial information regarding our business segments and geographic data about our customers and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and in Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

MARKET AND COMPETITION

We generate approximately 41% of our sales from the SMB market, 34% from medium-to-large corporate accounts (Fortune 1000), 22% from government and educational institutions, and 3% from the Consumer/SOHO market. The overall IT market that we serve is estimated to be in excess of $160 billion.

The largest segment of this market is served by local and regional “value added resellers,” or VARs, many of whom we believe are transitioning from the hardware and software business to IT services, which generally have higher margins. We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide IT solutions supplier. We have also partnered with third-party technology and telecommunications service providers. We now offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection at lower prices.

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

BUSINESS STRATEGIES

We believe we become our customers’ IT provider of choice by providing innovative IT solutions which meet our customers’ needs of increased productivity, mobility, virtualization, and security in a continually evolving IT environment. We provide enhanced value by assisting them in cost-effectively maximizing business opportunities provided by new technologies and advanced service solutions. The key elements of our business strategies include:

•

Providing consistent customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. We have dedicated our resources to developing strong, long-term relationships with our customers by accurately assessing their IT needs, and providing scalable, high-quality solutions and services through our knowledgeable, well-trained personnel. Through operational excellence, we have efficient delivery programs that provide a quality buying experience for our customers with reasonable return policies.

•

Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, and networking infrastructure, at costs that allow our customers to be more productive while maximizing their IT budgets. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for business and personal technology and solutions.

•

Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity that does not generate customer value, as well as lower the cost of procurement for our customers. One of our Large Account subsidiaries, MoreDirect, specializes in Internet-based solutions and provides electronic integration between its customers and suppliers.

•

Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on four practice areas—Lifecycle, Data Center, Networking, and Software. These IT practice groups are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these four practice groups to transform our company into a recognized IT solution provider, which will enable us to capture a greater share of the IT expenditures of our customers.

•

Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the VARBusiness 500 for each of the last eleven years. In 2007, Forbes Magazine acknowledged us as one of America’s most trustworthy companies reflecting our commitment to maintaining a corporate environment that fosters high ethical standards. Our mailing list of customers and prospects includes more than 4,800,000 names. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while ensuring our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

•	Maintaining long-standing vendor relationships. We have a history of strong relationships with vendors, and were among the first direct marketers qualified by manufacturers to market computer systems to end users. By working closely with our vendors to provide an efficient channel for the advertising and distribution of their products, we expect to expand market share and generate opportunities for optimizing partner incentive programs.

GROWTH STRATEGIES

Our growth strategies are designed to increase revenues by maximizing operational efficiencies while offering innovative products and value added service offerings, increasing penetration of our existing customers, and expanding our customer base. Our five key elements of growth are:

•

Expanding hardware and software offerings. We offer our customers an extensive range of IT hardware and software products, and in response to customer demand, we continually evaluate and add new products as they become available. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices.

•

Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers. Our four IT services practice groups—Lifecycle, Data Center, Networking, and Software—consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers. Our investment in these four practice areas is expected to increase our share of our customer’s annual IT expenditures by broadening the range of products and services they purchase from us.

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

•

Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives, and provide ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating clients’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives with technical support on more complex sales opportunities through our expanding group of TSSs.

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

Using our customized information system, we transmit our customer orders either to our distribution center or to our drop-ship suppliers, depending on product availability, for processing immediately after a customer receives credit approval. At our distribution center, we also perform custom configuration of computer systems as requested by our customers, which typically consists of the installation of memory, accessories, and/or software purchased. Our customers may select the method of delivery that best meets their needs and is most cost effective, ranging from expedited overnight delivery for urgently needed items to ground freight, generally used for heavier, more bulky items. Through our Everything Overnight® service, orders accepted up to 7:00 p.m. Eastern Time can be shipped for overnight delivery from our distribution center.

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

Sales Channels. The following table sets forth our percentage of net sales by sales channel:

	Years Ended December 31,
	2011	2010	2009
Sales Channel
Outbound Telemarketing and Field Sales	64%	68%	69%
Internet Sales	35	31	30
Inbound Telesales	1	1	1

Total	100%	100%	100%

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

Internet Sales. (www.pcconnection.com, www.moredirect.com, www.govconnection.com, www.valcomtechnology.com, www.pcconnectionexpress.com, and www.macconnection.com) We provide product descriptions and prices for generally all products online. Our PC Connection website also provides updated information for more than 300,000 items and on-screen images for more than 185,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites are an important sales source and communication tool for improving customer service.

Our MoreDirect subsidiary’s business process and operations are primarily Web based. In 2011, more than 75% of MoreDirect’s orders were received via the Internet. Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products. MoreDirect’s website aggregates the current available inventories of its largest IT suppliers into a single on line source for its corporate customers. Its custom designed Internet-based system, TRAXX™, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

The Internet supports three key business initiatives for us:

•	Customer choice—We have built our business on the premise that our customers should be able to choose how they interact with us, be it by telephone, over the Internet, e-mail, fax, or mail.

•

Lowering transactions costs—Our website tools include robust product search features and Internet Business Accounts (customized Web pages), which allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call our telesales representatives or account managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our websites.

•

Leveraging the time of experienced sales representatives—Our investments in technology-based sales and service programs allow our sales representatives more time to build and maintain relationships with our customers and help them to solve their business problems.

Inbound Telesales. Our inbound sales representatives answer customer telephone calls generated by our catalogs and other advertising programs. They assist customers in making purchasing decisions, process product orders, and respond to customer inquiries on order status, product pricing, and availability. Using our proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information, expediting the ordering process. Our inbound sales personnel have decreased in recent years reflecting increased Internet usage by our consumer and SOHO customers.

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

Large Account Segment. Through our MoreDirect subsidiary’s custom designed Web-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing, evaluating, purchasing, and tracking a wide variety of IT products and services. MoreDirect’s strategy is to be the primary single source procurement portal for its large corporate customers. MoreDirect’s sales representatives typically have ten to twenty years of experience and are located strategically across the United States. This allows them to work directly with customers, often on site. MoreDirect generally places its product orders with manufacturers and/or distribution companies for drop shipment directly to its customers. Through our newly acquired subsidiary, ValCom, we offer advanced network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software.

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

Consumer/SOHO Segment. In January 2010, we formed a new consumer sales company, PC Connection Express, Inc., to focus on the consumer and SOHO customer. Our primary means of marketing to these customers consists of Internet sales and inbound sales representatives. Prior period sales and operating results relating to consumer and SOHO customers were reported primarily within our SMB segment. We have revised the reporting of operating segments to reflect the basis for assessing performance and allocating resources. Under this revised reporting structure, the 2009 operating results related to our consumer and SOHO customers that were formerly reported within the SMB segment were excluded from that segment for comparative purposes.

The following table sets forth the pro forma relative distribution of our net sales by business segment:

	Years Ended December 31,
	2011	2010	2009
Business Segment
SMB	41%	42%	42%
Large Account	34	31	27
Public Sector	22	23	25
Consumer/SOHO	3	4	6

Total	100%	100%	100%

Catalog Distribution. We publish a variety of catalogs, including PC Connection® for the PC market, MacConnection® for the Apple market, and PC Connection Express® for the consumer market. In 2011, we published 12 editions of PC Connection®, and 8 each of MacConnection® and PC Connection Express®. We distribute catalogs to purchasers on our in-house mailing list as well as to prospective customers. In addition, we distribute specialty catalogs to educational and government customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wide assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as developers.

Specialty Marketing. Our specialty marketing activities include direct mail, other inbound and outbound telemarketing services, bulletin board services, package inserts, fax broadcasts, and electronic mail.

Customers. We maintain an extensive database of customers and prospects currently aggregating more than 4,800,000 names. Approximately 95% of our sales in the year ended December 31, 2011 was made to customers who had previously purchased products from us. Except for sales to the federal government, which accounted for approximately 8.4% of consolidated revenues, no single customer accounted for more than 3% of our consolidated revenue in 2011. The loss of any single customer, with the exception of the federal government, will not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product offerings. We currently offer our customers over 300,000 information technology products designed for business applications from more than 1,600 manufacturers, including hardware and peripherals, accessories, networking products, and software. We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. The following table sets forth our percentage of net sales (in dollars) for major product categories:

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2011	2010	2009
Notebook	18%	17%	15%
Desktop/Server	16	16	13
Software	15	14	14
Net/Com Product	10	10	11
Video, Imaging and Sound	10	12	14
Printer and Printer Supplies	7	8	8
Storage Device	7	7	8
Memory and System Enhancements	4	4	4
Accessory/Other	13	12	13

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

During the year ended December 31, 2011, we shipped approximately 65% of our sales directly from our distribution partners, and the balance was shipped from our distribution facility in Wilmington, Ohio. For the years ended December 31, 2011, 2010, and 2009, product purchases from Ingram Micro, Inc., our largest vendor, accounted for 25%, 25%, and 23%, respectively, of our total product purchases. Purchases from Synnex comprised 14%, 12%, and 11% of our total product purchases in 2011, 2010, and 2009, respectively. Purchases from Tech Data Corporation comprised 12%, 14%, and 15% of our total product purchases in 2011, 2010, and 2009, respectively. Purchases from Hewlett-Packard, or HP, comprised 10%, 9%, and 10% of our total product purchases in 2011, 2010, and 2009, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2011, 2010, or 2009. We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram Micro, Tech Data, Synnex, and HP are available to us.

Products manufactured by HP represented 28% of our net sales in both years ended December 31, 2011 and 2010, and 26% for the year ended December 31, 2009. We believe that in the event we experience either a short-term or permament disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

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

We believe that we have excellent relationships with our vendors. We generally pay vendors within stated terms, or earlier when favorable cash discounts are offered. We believe that because of the volume of our purchases, we are able to obtain product pricing and terms that are competitive with those available to other major direct marketers. Although brand names and individual product offerings are important to our business, we believe that competitive products are available in substantially all of the merchandise categories offered by us.

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products. Orders are transmitted electronically from our various sales facilities to our Wilmington distribution center after credit approval, where packaging documentation is printed automatically and order fulfillment takes place. Our customers are given several shipping options, ranging from expedited overnight delivery through our Everything Overnight® service to normal ground freight service. Through our Everything Overnight® service, orders accepted up until 7:00 p.m. Eastern Time, can be shipped for overnight delivery via United Parcel Service (“UPS”) or FedEx Corporation from our distribution center. Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment by those manufacturers and/or suppliers directly to customers. Our MoreDirect subsidiary generally utilizes drop shipping for substantially all product orders. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 65% of net sales in 2011 and 63% of net sales in 2010. In future years, we expect that products drop shipped from suppliers will continue to increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf. Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery. Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer. Inventory held for such staged delivery requests aggregated $15.0 million and $10.3 million at December 31, 2011 and 2010, respectively.

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

MANAGEMENT INFORMATION SYSTEMS

Our subsidiaries utilize management information systems which have been significantly customized for our use. These systems permit centralized management of key functions, including order taking and processing, inventory and accounts receivable management, purchasing, sales, and distribution, and the preparation of daily operating control reports on key aspects of the business. We also operate advanced telecommunications equipment to support our sales and customer service operations. Key elements of the telecommunications systems are integrated with our computer systems to provide timely customer information to sales and service representatives, and to facilitate the preparation of operating and performance data.

MoreDirect has developed a custom designed Internet-based system, TRAXX™. This system is an integrated application of sales order processing, integrated supply chain visibility, and has full EDI links with major manufacturers’ distribution partners for product information, availability, pricing, ordering, delivery, and tracking, including related accounting functions.

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

In 2009, we began a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of December 31, 2011, we have capitalized $8.3 million of software and integration costs for the Customer Master Data Management, or MDM, software project, the first stage of our overall IT initiative. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of the entire project, if fully implemented, would likely exceed $20.0 million over the next three years. For further discussion see “Liquidity and Capital Resources” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

COMPETITION

The direct marketing and sale of IT products, including personal computers and related products, is highly competitive. We compete with other direct marketers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. We also compete with:

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

Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of our competitors are larger than we are and have substantially greater financial resources. These and other factors related to our competitive position are discussed more fully in the “Overview” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

We believe that price, product selection and availability, and service and support are the most important competitive factors in our industry.

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include PC Connection®, MoreDirect®, GovConnection®, PC Connection Express®, MacConnection®, and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection®, HealthConnection®, ProConnection™, TRAXX™, Graphics Connection®, Education Connection®, Get Connected®, Connect®, Your Brands, Your Way, Next Day®, and WebSPOC®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2011, we employed 1,901 persons (full-time equivalent), of whom 939 (including 293 management and support personnel) were engaged in sales-related activities, 349 were engaged in providing IT services and customer service and support, 308 were engaged in purchasing, marketing, and distribution-related activities, 98 were engaged in the operation and development of management information systems, and 207 were engaged in administrative and finance functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business and consumer activity. Continuing economic weakness and turmoil in financial markets have resulted in recessionary pressures and declines in consumer confidence and spending. Businesses in turn reacted to the decline in consumer spending by reducing staffing levels and delaying or deferring corporate spending, including their IT expenditures. In 2009, both our SMB and Large Account segments, which serve small, medium, and large businesses, experienced significant declines in revenues and increased competitive pricing pressures, which adversely affected our operating results. The turmoil in financial markets also resulted in a substantial tightening of the credit markets, which increased the cost of capital and reduced the availability of credit to our customers. Although businesses have increased their IT spending in the past two years, considerable uncertainty exists regarding the momentum of the recovery and expected economic conditions. Future delays or reductions in IT spending could have a material adverse affect on demand for our products and consequently on our financial results. In addition, customer insolvencies could impact our ability to collect receivables and negatively impact our operating results and liquidity.

It is difficult to predict how long the uncertainty in economic conditions and the financial markets will continue, the extent, if any, to which they may deteriorate, and to which our business may be adversely affected. However, if the IT spending should again decline, we are likely to experience an adverse impact, which may be material on our business and our results of operations.

Should our financial performance not meet expectations and our stock price trade below current levels, we may be required to record a significant charge to earnings for impairment of goodwill and other intangibles.

We test goodwill for impairment on January 1st of each year, and more frequently if potential impairment indicators arise. Although we determined the fair values of the goodwill held by our two reporting units substantially exceeded the respective carrying values at our annual impairment test, should the financial performance of either of the reporting units not meet expectations due to the economy or otherwise, we would likely adjust downward its expected future operating results and cash flows. Such adjustment may result in a determination that the carrying values for goodwill and other intangibles for that reporting unit exceed its fair value. This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $51.3 million aggregate carrying amount of goodwill and the indefinite lived trademark held by the Large Account operating segment, resulting in a negative effect on our results of operations.

We have experienced variability in sales, and there is no assurance that we will be able to maintain profitable operations.

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	shifts in customer demand for hardware and software products, including demand for total solutions;

•	loss of customers to competitors;

•	industry shipments of new products or upgrades;

•	changes in vendor distribution of products;

•	changes in our product offerings and in merchandise returns;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in shipping, printing, postage, and paper costs;

•	fluctuations in response rates; and

•	adverse weather conditions that affect response, distribution, or shipping.

Our results also may vary based on our ability to manage personnel levels in response to fluctuations in revenue. We base personnel levels and other operating expenditures on sales forecasts. If our revenues do not meet anticipated levels in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with consumer electronics and computer retail stores, including superstores. We also compete with other direct marketers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, also sell their products directly to end users through their own catalogs, stores, and via the Internet. We compete not only for customers, but also for advertising support from personal computer product manufacturers. Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

Generally, pricing is very aggressive in the personal computer industry, and we expect pricing pressures to escalate if economic conditions deteriorate. An increase in price competition could result in a reduction of our profit margins. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions, or otherwise. Also, our sales of personal computer hardware products generally result in lower profit margins than those associated with software products. Such pricing pressures could result in an erosion of our market share, reduced sales, and reduced operating margins, any of which could have a material adverse effect on our business.

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

We acquire a majority of our products for resale from a limited number of vendors. The loss of any one of these major vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 65%, 69%, and 68% of our total product purchases in the years ended December 31, 2011, 2010, and 2009, respectively. Among these five vendors, purchases from Ingram represented 25%, 25%, and 23% of our total product purchases in 2011, 2010, and 2009, respectively. Purchases from Synnex Corporation represented 14%, 12%, and 11% of our total product purchases in 2011, 2010, and 2009, respectively. Purchases from Tech Data Corporation represented 12%, 14%, and 15% of our total product purchases in 2011, 2010, and 2009, respectively. Purchases from HP represented 10%, 9%, and 10% of our total product purchases in 2011, 2010, and 2009, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2011, 2010, or 2009. If we were unable to acquire products from Ingram, Synnex, Tech Data, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows

Products manufactured by HP represented 28% of our net sales in both years ended December 31, 2011 and 2010, and 26% for the year ended December 31, 2009. We believe that in the event we experience either a short-term or permament disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2011 was $130.9 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

Some product manufacturers either do not permit us to sell the full line of their products or limit the number of product units available to direct marketers such as us. An element of our business strategy is to continue increasing our participation in first-to-market purchase opportunities. The availability of certain desired products, especially in the direct marketing channel, has been constrained in the past. We could experience a material adverse effect to our business if we are unable to source first-to-market purchases or similar opportunities, or if significant availability constraints reoccur.

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

Natural disasters, terrorism, and other circumstances could materially adversely affect our business.

Natural disasters, terrorism, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a negative effect on the Company, its suppliers, logistics providers, manufacturing vendors, and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to deliver services or products to our customers, or to receive products from our suppliers, and create delays and inefficiencies in our supply chain. In the event of a natural disaster, significant recovery time and substantial expenditures could be required to resume operations and our financial condition, results of operations, and cash flows could be materially adversely affected.

In July of 2011, heavy monsoon rains combined with tropical storms led to severe flooding throughout Thailand, causing widespread damage. Our suppliers obtain materials and components from various sources affected directly or indirectly by the events in Thailand. We continue to work closely with our customers and suppliers to assess production and shipping capabilities and to minimize disruptions. The situation continues to develop and therefore may cause production and supply interruptions. Accordingly, there can be no assurance that we will not be adversely affected by the events in Thailand including, but not limited to, production and supply disruptions, and premium freight charges. Such adverse impacts could have a material impact on our financial condition, results of operations, and cash flows.

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

Our success in growing our Internet business will depend in large part upon our development of an increasingly sophisticated infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may overwhelm our existing Internet infrastructure. Additionally, our ability to increase the speed with which we provide services to customers and to increase the scope of such services ultimately is limited by, and reliant upon, the sophistication, speed, reliability, and cost-effectiveness of the networks operated by third parties, and these networks may not continue to be developed or be available at prices consistent with our required business model. Also, increasing customer sophistication requires that we provide additional website features and functionality in order to be competitive in the marketplace and maintain market share.

We may be liable for misappropriation of our customers’ personal information.

We have implemented systems and processes that are designed to prevent unauthorized access to customer information, the processing of fraudulent transactions, and security breaches. However, failure to prevent or mitigate such breaches could have an adverse impact on our business and could subject us to regulatory actions, litigation, harm to our reputation, delays in sales, reduce the efficiency of our operations, and other adverse effects.

We face uncertainties relating to the collection of state sales and use tax.

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. Many states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies. Our four operating segments are registered in substantially all states, however, if a state were to determine that our earlier contacts with that state exceeded the constitutionally permitted contacts, the state could assess a tax liability relating to our prior year sales.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 64% of the outstanding shares of our common stock as of December 31, 2011. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In November 1997, we entered into a fifteen-year lease for our corporate headquarters and telemarketing center located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated entity, G&H Post, which is related to us through common ownership. The total lease is valued at approximately $7.0 million, based upon an independent property appraisal obtained at the date of lease, and interest is calculated at an annual rate of 11%. The lease, as amended, requires us to pay our proportionate share of real estate taxes and common area maintenance charges as either additional rent or directly to third-parties and also to pay insurance premiums for the leased property. We have the option to renew the lease for two additional terms of five years each. The lease has been recorded as a capital lease in the financial statements.

In August 2008, we entered into a lease agreement with G&H Post, which is related to us through common ownership, for an office facility adjacent to our corporate headquarters. The lease has a term of ten years and provides us with an option to renew the lease for two additional two-year terms, at the then comparable market rate. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges as either additional rent or directly to third-parties and also to pay insurance premiums for the leased property. The lease has been recorded as an operating lease in the financial statements.

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the fourth quarter of 2012 and the first quarter of 2013, and contain provisions to renew for additional terms. We also operate sales and support offices in Keene and Portsmouth, New Hampshire; Marlborough, Massachusetts; Rockville, Maryland; Dakota Dunes, South Dakota; Boca Raton, Florida; and Itasca, Illinois, and lease facilities at these locations. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that existing or otherwise available distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months and beyond.

Item 3.	Legal Proceedings

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit continues to be in progress, and total accruals for unclaimed property aggregated $1.6 million at December 31, 2011. While management believes that known and estimated unclaimed property liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as no formal assessments have yet been received. Additional liabilities for this or any other audit could be asserted, and such outcome could have a material negative impact on our consolidated financial statements.

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our consolidated financial statements.

Executive Officers of PC Connection

Our executive officers and their ages as of February 28, 2012 are as follows:

Name	Age	Position
Patricia Gallup	57	Chairman and Chief Administrative Officer
Timothy McGrath	53	President and Chief Executive Officer
Jack Ferguson	73	Executive Vice President, Treasurer and Chief Financial Officer
John Polizzi	65	Senior Vice President and Chief Information Officer

Patricia Gallup is a co-founder of PC Connection and has served as Chief Administrative Officer since August 2011. Ms. Gallup served as Chief Executive Officer from September 2002 to August 2011, and as Chairman of the Board since September 2002. Ms. Gallup also served as President from March 2003 to May 2010. Ms. Gallup has served as a member of our executive management team since its inception in 1982.

Timothy McGrath has served as Chief Executive Officer since August 2011, and as President since May 2010. Mr. McGrath served as Chief Operating Officer from May 2010 to August 2011. Mr. McGrath also served as Executive Vice President, PC Connection Enterprises from May 2007 to May 2010, as Senior Vice President, PC Connection Enterprises from December 2006 to May 2007, and as President of PC Connection Sales Corporation, our largest sales subsidiary, from August 2005 to December 2006.

Jack Ferguson has served as Executive Vice President since May 2007, as Chief Financial Officer since December 2005, and as Treasurer since November 1997. Mr. Ferguson served as Senior Vice President from April 2006 to May 2007 and as Vice President from December 2005 to April 2006. Mr. Ferguson served as Interim Chief Financial Officer from October 2004 to December 2005 and as Director of Finance from December 1992 to November 1997. In January 2012, Mr. Ferguson informed the Board of Directors of his intention to retire, and his successor has been named.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market under the symbol “PCCC.” As of February 15, 2012, there were 26,441,284 shares of our common stock outstanding, held by 97 stockholders of record.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2011	High	Low
Quarter Ended:
December 31	$11.67	$7.31
September 30	9.08	6.73
June 30	9.71	7.64
March 31	9.91	7.85

2010	High	Low
Quarter Ended:
December 31	$9.88	$6.65
September 30	7.68	5.75
June 30	7.95	5.90
March 31	7.46	5.86

In the fourth quarter of 2011, our bank amended, at our request, our line of credit to increase the aggregate dollar limit to $25.0 million to repurchase shares and pay cash dividends without bank approval. On December 7, 2011, we paid a special, one-time cash dividend of $0.40 per share to shareholders of record at the close of business on November 25, 2011. The total amount of the special dividend payment was $10.6 million.

In February 2012, we renewed our bank line of credit for a five-year period, and the bank agreed under this new facility to remove prior restrictions pertaining to future stock repurchases and cash dividends. We have, however, no current plans to pay additional cash dividends on our common stock in the foreseeable future. A declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock. Share purchases will be made in the open market from time to time depending on market conditions.

In 2011, we repurchased an aggregate of 460,488 shares for $3.8 million. As of December 31, 2011, we had repurchased an aggregate of 1,520,150 shares for $10.8 million. The maximum approximate dollar value of shares that may yet be purchased under the program is $4.2 million. We have issued nonvested shares from treasury stock and have reflected upon their vesting the net remaining balance of treasury stock on the consolidated balance sheet. In addition, we withheld 26,296 shares, having an aggregate fair value of $0.2 million, upon the vesting of stock awards to satisfy related employee tax obligations during the year ended December 31, 2011. Such transactions were recognized as a repurchase of common stock and returned to treasury but do not apply against authorized repurchase limits under our Board of Directors’ authorization.

The following table provides information about our purchases during the quarter ended December 31, 2011, of equity securities that we registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
10/01/11 – 10/31/11	—	—	—	$4,232,468
11/01/11 – 11/30/11	—	—	—	$4,232,468
12/01/11 – 12/31/11	—	—	—	$4,232,468
Total	—	—	—	$4,232,468

(1)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market from time to time depending on market conditions. This repurchase program does not have a fixed expiration date.

Item 6.	Selected Financial Data

The following selected financial and operating data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$2,103,295 (1)	$1,974,198	$1,569,656	$1,753,680	$1,785,379
Cost of sales	1,838,411	1,744,298	1,384,860	1,538,836	1,566,409

Gross profit	264,884	229,900	184,796	214,844	218,970
Selling, general and administrative expenses	217,273	191,233	172,654	186,728	181,640
Goodwill impairment	—	—	—	8,807	—
Special charges (2)	—	—	12,826	1,431	541

Income (loss) from operations	47,611	38,667	(684)	17,878	36,789
Interest expense	(369)	(490)	(517)	(681)	(932)
Other, net	189	213	524	811	764

Income (loss) before taxes	47,431	38,390	(677)	18,008	36,621
Income tax provision	(18,644)	(15,429)	(545)	(7,642)	(13,626)

Net income (loss)	$28,787	$22,961	$(1,222)	$10,366	$22,995

Basic earnings (loss) per share	$1.08	$0.85	$(0.05)	$0.39	$0.86

Diluted earnings (loss) per share	$1.07	$0.85	$(0.05)	$0.39	$0.85

Selected Operating Data:
Orders entered (3)	1,363,000	1,358,000	1,347,800	1,444,000	1,480,000
Average order size (3)	$1,861	$1,752	$1,442	$1,401	$1,408

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$207,312	$205,073	$183,670	$174,207	$156,532
Total assets	468,019	420,941	401,095	378,167	380,879
Short-term debt:
Borrowings under line of credit	5,267	—	—	—	—
Current maturities of capital lease obligation to affiliate	971	870	780	699	527
Long-term debt:
Capital lease obligation to affiliate, less current maturities	989	1,960	2,830	3,610	4,309
Total stockholders’ equity	273,529	257,639	235,266	235,324	224,310

(1)	Includes $28,644 of net sales earned from ValCom, which was acquired in March 2011.
(2)	Special charges in 2009 consisted of a non-cash asset write-off of $11,609 and $1,217 of workforce reduction and other management restructuring charges. We recognized the asset write-off after we ceased further development of an internally developed Customer Relationship Management (“CRM”) software module. Our 2008 and 2007 special charges consisted of $1,431 and $541, respectively, related to management restructuring costs, classified as workforce reductions and other.
(3)	Does not reflect cancellations or returns.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Item 1A. Risk Factors.”

OVERVIEW

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer an extensive range of services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through four sales segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, in Large Account, through our MoreDirect and ValCom Technology (“ValCom”) subsidiaries, (c) federal, state, and local government and educational institutions, in Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office (“Consumer/SOHO”) customers through our PC Connection Express division.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking total IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our ProConnection services group, and more recently, our acquisition of ValCom, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. This investment includes significant planned expenditures to update our websites. As buying trends change and electronic commerce continues to grow, customers have become more sophisticated due to the amount and quality of information available and the increased number of readily available choices. Customers are also better able to make price comparisons through the Internet, thereby necessitating more aggressive pricing strategies to remain competitive. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, our consolidated Internet sales increased in 2011 to 35% of total sales from 30% in each of 2010 and 2009 and represent a significant portion of our business.

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time maintaining or improving our gross margin in all four segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our SG&A expenses while making major investments in our IT systems and solution selling personnel.

To support future growth, we are expanding our IT solution business, which requires the addition of highly-skilled service engineers. We are still in the early stages of this multi-year initiative, and, although we expect to realize the ultimate benefit of higher-margin service revenues, we believe that our SG&A expenses will increase significantly as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline.

To operate more efficiently, we have undertaken a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of December 31, 2011, we have capitalized $8.3 million of software and integration costs for the initial phase of this software project. While we have not yet finalized our decisions regarding to what extent additional software will be acquired and implemented beyond the MDM software we have acquired to date, we expect to increase our capital investments in our IT infrastructure in the next three years, which will also likely increase SG&A expenses.

ACQUISITION

On March 17, 2011, we acquired ValCom, a provider of IT infrastructure and onsite managed services to medium-to-large corporations. ValCom had approximately 200 employees as of the acquisition date and is headquartered in the greater Chicago area. For the year ended December 31, 2010, its revenues and operating income were $39.6 million and $3.0 million, respectively. We have included the operating results for ValCom in our Large Account segment from the acquisition date of March 17, 2011. Since the date of acquisition, ValCom’s external sales of $28.6 million and income from operations were immaterial to our consolidated results. Please see Notes 2, 3, and 4 of the Notes to the Consolidated Financial Statements in this report for further discussion of this acquisition.

RESULTS OF OPERATIONS

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
Net sales (in millions)	$2,103.3	$1,974.2	$1,569.7

Net sales	100.0%	100.0%	100.0%
Gross profit	12.6	11.6	11.8
Selling, general and administrative expenses	10.3	9.7	11.0
Special charges	—	—	0.8
Income (loss) from operations	2.3	2.0	—

Net sales increased in 2011 by $129.1 million, or 6.5%, compared to 2010, as sales for SMB, Large Account, and Public Sector segments increased and offset a decline in Consumer/SOHO sales. Gross margin

(gross profit expressed as a percentage of net sales) increased in all four operating segments primarily as a result of our focus on margin improvement. SG&A expenses as a percentage of net sales in 2011 increased due to investments in solution sales support and the acquisition of ValCom in the first quarter of 2011. Operating income in 2011 increased by $8.9 million year over year due to the increase in net sales and gross margin.

Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Years Ended December 31,
	2011	2010	2009
Business Segment
SMB	41%	42%	42%
Large Account	34	31	27
Public Sector	22	23	25
Consumer/SOHO	3	4	6

Total	100%	100%	100%

Product Mix
Notebook	18%	17%	15%
Desktop/Server	16	16	13
Software	15	14	14
Net/Com Product	10	10	11
Video, Imaging and Sound	10	12	14
Printer and Printer Supplies	7	8	8
Storage Device	7	7	8
Memory and System Enhancements	4	4	4
Accessory/Other	13	12	13

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2011	2010	2009
Segment
SMB	14.9%	13.9%	14.0%
Large Account	10.9	10.3	10.3
Public Sector	11.2	10.0	10.0
Consumer/SOHO	10.1	7.7	10.1
Total	12.6%	11.6%	11.8%

On a consolidated basis, gross margin in 2011 increased year over year due to improved invoice selling margins (74 basis points) and increased vendor consideration (19 basis points). Invoice selling margins increased due to our focus on margin improvement and higher-margin solution services and products.

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

Years Ended December 31,
2011	2010	2009
0.64%	0.62%	0.75%

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2011	2010	2009
Personnel costs	$153.3	$132.8	$115.4
Advertising	20.9	17.9	17.1
Facilities operations	10.1	8.7	8.9
Credit card fees	6.6	7.0	6.8
Depreciation and amortization	6.0	5.4	6.8
Professional fees	7.4	8.4	7.6
Bad debts	2.2	2.1	1.9
Other—net	10.8	8.9	8.2

Total	$217.3	$191.2	$172.7

Percentage of net sales	10.3%	9.7%	11.0%

Personnel costs increased in 2011 compared to 2010 due to increased variable compensation associated with higher gross profits and the acquisition of ValCom in the first quarter of 2011. We also continued to invest in 2011 in key areas to augment our sales support and technical solution services areas, which contributed to the year-over-year increase in personnel costs. In addition, we increased advertising expenditures in 2011 compared to 2010.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales increased by 6.5% to $2,103.3 million in 2011 from $1,974.2 million in 2010 due to increases in our three primary business segments. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$865.3	41.2%	$833.4	42.2%	3.8%
Large Account	711.2	33.8	603.2	30.6	17.9
Public Sector	469.7	22.3	462.9	23.4	1.5
Consumer/SOHO	57.1	2.7	74.7	3.8	(23.6)

Total	$2,103.3	100.0%	$1,974.2	100.0%	6.5%

Gross Profit:
SMB	$129.2	14.9%	$115.8	13.9%	11.6%
Large Account	77.5	10.9	62.0	10.3	25.0
Public Sector	52.5	11.1	46.4	10.0	13.1
Consumer/SOHO	5.7	10.1	5.7	7.7	—

Total	$264.9	12.6%	$229.9	11.6%	15.2%

•

Net sales for the SMB segment increased due to the higher IT demand and our investments in solutions selling. Such investments enhanced our ability to sell more sophisticated products in faster growing product categories, such as net/com and software products. In addition, we believe that the continued improvement in corporate profits led to an increase in customer demand for notebooks and desktops, albeit at a lower year-over-year rate compared to 2010. Sales representatives for our SMB segment totaled 372 at December 31, 2011, compared to 369 at December 31, 2010.

•

Net sales for the Large Account segment increased due to an increase in customer IT demand associated with improved corporate profits, as well as the inclusion of the post-acquisition sales of ValCom, which totaled $28.6 million. Excluding ValCom sales, this segment’s sales would have increased by 13.2%. The sales growth was also attributed to our investments in solution sales support which drove higher margin enterprise sales. Sales representatives for our Large Account segment totaled 133 at December 31, 2011, compared to 87 at December 31, 2010. The increased headcount is due to investments in sales representatives to support growth in our original Large Account subsidiary, More Direct, as well as the inclusion of 14 ValCom sales representatives in the December 31, 2011 total.

•

Net sales for the Public Sector segment increased slightly due to growth in educational sales, offset by decreases in federal government sales which we attribute to budgetary constraints. The growth in education sales was attributed to our investments in solution sales support which drove higher margin enterprise sales. Sales representatives for our Public Sector segment totaled 141 at December 31, 2011, compared to 139 at December 31, 2010.

•	Net sales for the Consumer/SOHO segment decreased further in 2011, as profitability and gross margin improvements were this segment’s primary focus.

Gross profit for 2011 increased in dollars and as a percentage of net sales, as explained below:

•	Gross profit for the SMB segment increased due to increases in both sales and gross margin. Gross margin was higher year over year as an increase in invoice selling margins (54 basis points) offset lower vendor consideration (42 basis points). Invoice selling margins increased due to this segment’s focus on margin improvement and higher-margin solution services and products.

•

Gross profit for the Large Account segment increased due to an increase in net sales and gross margin. Gross margin increased year over year as an increase in invoice selling margins (90 basis points) offset a decrease in vendor consideration (10 basis points). Invoice selling margins increased due to its focus on margin improvement and higher-margin solution services and products, as well as the inclusion of higher-margin services revenue of ValCom.

•

Gross profit for the Public Sector segment increased primarily due to an increase in gross margin. Higher invoice selling margins (108 basis points) and increased vendor consideration (23 basis points) offset lower net agency revenues (13 basis points). Invoice selling margins increased due to this segment’s focus on margin improvement and higher-margin solution services and products.

•

Gross profit for the Consumer/SOHO segment was unchanged as the decrease in net sales was offset by increased gross margin. Higher invoice selling margins (202 basis points) and an increase in vendor consideration (62 basis points) more than offset the higher cost of promotional free-shipping (29 basis points).

Selling, general and administrative expenses in 2011 increased in dollars and as a percentage of net sales compared to the prior year, as described below.

SG&A expenses attributable to our operating segments, including Headquarters/Other group expenses allocated to segments, and remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$97.6	11.3%	$88.4	10.6%	10.4%
Large Account	48.9	6.9	35.6	5.9	37.1
Public Sector	47.6	10.1	42.2	9.1	12.7
Consumer/SOHO	10.6	18.5	12.7	17.0	(17.0)
Headquarters/Other, unallocated	12.6		12.3		3.1

Total	$217.3	10.3%	$191.2	9.7%	13.6%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales due to investments in solution sales and support personnel and increased marketing expenditures. Incremental variable compensation associated with the $13.4 million increase in gross profits also contributed to the dollar increase.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales primarily due to an increase in personnel expense. The personnel expense increase was attributed to incremental variable compensation relating to the improvement in gross profit, investments in sales support areas, and the inclusion of the 2011 operating expenses of ValCom, which we acquired in March 2011. Increased usage of centralized headquarters services also contributed to the year-over-year dollar increase. The increase in expense as a percentage of net sales was due primarily to the higher SG&A expense rate attributable to ValCom and its services business model.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales as increases in personnel expense and advertising expenditures offset lower professional fees. Personnel expense increased due to the addition of solution sales support, higher medical insurance costs, and incremental variable compensation associated with the $6.1 million increase in gross profits.

•

SG&A expenses for the Consumer/SOHO group decreased in dollars but increased as a percentage of net sales due to a planned reduction in internet advertising and catalog circulation compared to the prior year. Lower usage of centralized headquarters services resulting from the sales decrease also contributed to the year-over-year dollar decrease.

•

Unallocated SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and other costs related to senior management oversight, as well as $0.7 million of ValCom acquisition related costs. The Headquarters/Other group provides services to the four operating segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations increased by $8.9 million to $47.6 million for the year ended December 31, 2011, compared to $38.7 million for the year ended December 31, 2010. Income from operations as a percentage of net sales was 2.3% for 2011, compared to 2.0% in 2010. The increase in operating income resulted from an increase in sales and gross margin.

Income taxes. Our effective tax rate was 39.3% for the year ended December 31, 2011, compared to 40.2% for the year ended December 31, 2010. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. However, we do not expect these variations to be significant in 2012.

Net income increased by $5.8 million to $28.8 million in 2011, compared to $23.0 million in 2010, principally due to the increase in operating income.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales increased by 25.8% to $1,974.2 million in 2010 from $1,569.7 million in 2009 due to increases in our three primary business segments. Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$833.4	42.2%	$657.1	41.8%	26.8%
Large Account	603.2	30.6	427.9	27.3	41.0
Public Sector	462.9	23.4	389.3	24.8	18.9
Consumer/SOHO	74.7	3.8	95.4	6.1	(21.7)

Total	$1,974.2	100.0%	$1,569.7	100.0%	25.8%

Gross Profit:
SMB	$115.8	13.9%	$92.2	14.0%	25.5%
Large Account	62.0	10.3	44.0	10.3	40.8
Public Sector	46.4	10.0	38.9	10.0	19.3
Consumer/SOHO	5.7	7.7	9.7	10.1	(40.6)

Total	$229.9	11.6%	$184.8	11.8%	24.4%

•	Net sales for the SMB segment increased due to the increase in IT demand associated with the rebound in corporate customer profits and the fulfillment of delayed IT replacement needs. Our SMB sales representatives increased 2010 sales by acquiring a greater share of existing customers’ IT purchases, which we attribute to our increased focus on selling IT solutions. Sales representatives for our SMB segment totaled 369 at December 31, 2010, compared to 337 at December 31, 2009.

•

Net sales for the Large Account segment increased due to the release of pent-up IT demand and increased investments made by large enterprises. Large enterprises continued in 2010 to upgrade their IT systems to improve workforce productivity. New customer acquisitions also contributed to the year-over-year increase in net sales. Sales representatives for our Large Account segment totaled 87 at December 31, 2010, compared to 92 at December 31, 2009.

•

Net sales for the Public Sector segment increased due to the growth in contract sales entered into with both the federal government and higher educational institutions. Federal government sales in 2010 increased by 23%, while sales to state and local government and educational institutions increased by 16%. Sales representatives for our Public Sector segment totaled 139 at December 31, 2010, compared to 140 at December 31, 2009.

•

Net sales for the Consumer/SOHO segment decreased as profitability and initiatives designed to increase traffic on its site were this segment’s primary focus in 2010, its first full year of operations.

Gross profit for 2010 increased in dollars but decreased as a percentage of net sales, as explained below:

•

Gross profit for the SMB segment increased due to higher net sales. Gross margin decreased in 2010 compared to the prior year as increased invoice selling margins and lower inventory costs were more than offset by lower vendor funding as a percentage of net sales.

•

Gross profit increased for the Large Account segment due to an increase in net sales. Gross margin was largely unchanged as an increase in high-margin agency revenues was offset by a decrease in invoice selling margins.

•

Gross profit for the Public Sector segment increased due to an increase in net sales. However, gross margin was unchanged as an increase in vendor consideration as a percentage of net sales was offset by lower invoice selling margins.

•

Gross profit and gross margin for the Consumer/SOHO segment both decreased in 2010. Gross margin decreased due to increased promotional pricing initiatives, free customer shipping, and other marketing programs designed to attract customers to this segment’s new website.

Selling, general and administrative expenses increased in dollars but decreased as a percentage of net sales. The decrease in expense as a percentage of net sales resulted from improved expense management and the leverage gained with our year-over-year increase in sales.

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

•

SG&A expenses for the SMB segment increased in dollars but decreased as a percentage of net sales. Personnel expense increased due to incremental variable compensation associated with higher gross profits and the addition of sales representatives in the second half of 2010. Increased usage of centralized headquarters services and higher credit card fees associated with the sales increase also contributed to the dollar increase. SG&A expenses as a percentage of net sales decreased due to the leverage gained by the increase in net sales.

•

SG&A expenses for the Large Account segment increased in dollars but decreased as a percentage of net sales. Personnel expense increased due to incremental variable compensation associated with the improvement in gross profits and the addition of sales support personnel. Increased usage of centralized headquarters services also contributed to the dollar increase. SG&A expenses as a percentage of net sales decreased due to the leverage gained by the increase in net sales and cost containment initiatives.

•

SG&A expenses for the Public Sector segment increased in dollars but decreased as a percentage of net sales. SG&A expenses increased in dollars due to incremental variable compensation and higher levels of professional fees and usage of centralized headquarters services. SG&A expenses as a percentage of net sales decreased due to the leverage gained by the increase in net sales and cost containment initiatives.

•

SG&A expenses for the Consumer/SOHO group decreased in dollars but increased as a percentage of net sales due to a reduction in catalog circulation from the prior year. Lower usage of centralized headquarters services resulting from lower sales also contributed to the dollar decrease.

•

Unallocated SG&A expenses for the Headquarters/Other group increased slightly as higher personnel expense was largely offset by increased usage of support services by the operating segments . Personnel expense increased due to incremental variable compensation associated with improved operating results. Most of the operating costs associated with corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Special charges. We did not record any special charges in 2010. Special charges totaled $12.8 million in 2009 and consisted of a non-cash asset write-off of $11.6 million and $1.2 million of workforce reduction and management restructuring charges. The asset write-off represented the capitalized costs of an internally developed Customer Relationship Management, or CRM, module, and as a result, the charge had no impact on our cash flows.

Income from operations increased by $39.4 million to $38.7 million for 2010, compared to an operating loss of $0.7 million for 2009. Income from operations as a percentage of net sales was 2.0% for 2010, compared to a slight loss from operations as a percentage of net sales in 2009. Our operating income in 2010 resulted from an increase in sales, prior year cost reductions, and the absence of special charges compared to the prior year, in which special charges totaled $12.8 million.

As discussed above, we incurred in 2009 an $11.6 million charge related to the write-off of an internally developed CRM software module.

Income taxes. Our effective tax rate was 40.2% for the year ended December 31, 2010, compared to the effective tax rate of 80.5% for the year ended December 31, 2009. In 2009, we reported an income tax provision despite a pre-tax loss. Our tax rate in 2009 was affected by unrealized state tax loss benefits, which decrease the benefit rate in loss periods and increase the tax rate in profitable periods.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. Aside from our expenditures on the Customer MDM software initiative, we expect our capital needs for 2012 to consist primarily of capital expenditures of $11.0 to $14.0 million and payments on capital lease and other contractual obligations of approximately $3.7 million. In addition, we are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years. We have capitalized $8.3 million of software and integration costs for the Customer MDM software project, the first stage of our overall IT initiative, as of December 31, 2011.

We expect to meet our cash requirements for 2012 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2011, we had $4.6 million in unrestricted cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and balancing net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow. We generated positive cash flows from operations prior to 2010, and we expect to do so again in 2012 primarily through improved collection of accounts receivables.

•

Credit Facilities. As of December 31, 2011, we had $5.3 million in outstanding borrowings against our $50.0 million bank line of credit, which is available through October 2012. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While we do not anticipate needing any additional sources of financing to fund our operations at this time, if demand for IT products declines, our cash flows from operations may be substantially affected. See also related risks listed above under “Item 1A. Risk Factors.”

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2011	2010	2009
Net cash (used for) provided by operating activities	$(5.3)	$(0.8)	$5.7
Net cash used for investing activities	(16.1)	(7.2)	(5.6)
Net cash used for financing activities	(9.4)	(2.9)	(0.8)

Decrease in cash and cash equivalents	$(30.8)	$(10.9)	$(0.7)

Cash used for operating activities increased by $4.5 million in 2011 compared to the prior year. Although we generated $40.9 million of operating cash from net income and non-cash activities in 2011, accounts receivable increased by $57.2 million. The increase in accounts receivable was due to delays in customer payments and higher level of sales. Days sales outstanding, or DSOs, increased from 44 days at December 31, 2010, to 53 days at December 31, 2011. Our collection efforts are ongoing, and we expect DSOs to improve in 2012 as we return to a more favorable cash conversion cycle. Inventory increased year over year by $3.1 million in 2011, which we attribute to larger inventory-in-transit at the end of 2011 and increased stocking levels of hard drives, for which product constraints began in the fourth quarter of 2011. Inventory days, which measure the average number of days goods remain in inventory before being sold, increased to 15 days at December 31, 2011, compared to 14 days at the prior year end. We generally attempt to offset such increases by increasing the level of accounts payable; however, accounts payable increased operating cash by only $14.5 million, not sufficient to offset the increase in accounts receivable and inventory. Cash provided by operating activities decreased by $6.5 million in 2010 compared to 2009 due to higher levels of accounts receivable and inventory resulting from the significant year-over-year increase in net sales in 2010. Operating cash flow in 2009 resulted primarily from net income before non-cash asset impairment and depreciation, as well as an increase in accounts payable, offset by increases in accounts receivable and inventory

At December 31, 2011, we had $130.9 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $22.8 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $8.9 million in 2011 over 2010 primarily due to an increase in capital expenditures and the acquisition of ValCom. Cash used to purchase property and equipment less proceeds from the sale of disposed property and equipment amounted to $10.9 million in 2011, compared to $6.4 million in the prior year. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to above. In addition, the acquisition of ValCom represented a net use of cash of $4.7 million, including the payment of $1.0 million in contingent consideration upon the achievement of the first of three milestones. We expect to pay approximately $2.0 million in contingent consideration for the remaining two milestones in 2012.

Cash used for financing activities increased year over year by $6.5 million in 2011 due primarily to the payment of a special, one-time cash dividend of $10.6 million. We repurchased 460,488 shares at a total cost of $3.8 million in 2011 (an average price of $8.30 per share). In addition, we withheld 26,296 shares, having an aggregate fair value of $0.2 million, upon the vesting of stock awards to satisfy related employee tax obligations during the year ended December 31, 2011. These repurchases were placed in treasury and are available for future equity grants or retirement. The above uses of cash were partially offset by net borrowings of $5.3 million under our bank line of credit. In 2010, we repurchased 422,973 shares at a total cost of $2.9 million and withheld 31,809 shares, having an aggregate fair value of $0.2 million, to satisfy related employee tax obligations. Cash used by financing activities in 2009 related primarily to the purchase of treasury stock and the repayment of capital lease obligations.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at December 31, 2011). In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum EBITDA (earnings before interest, taxes, depreciation, amortization, and special charges) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Substantially all of our assets were collateralized as security for this credit facility, and all of our subsidiaries were guarantors under this line of credit. Borrowings under the credit facility in 2011 were minimal in amount and duration and were utilized to facilitate short term working capital requirements.

We renewed our bank line of credit in February 2012 for a five-year period. The new bank facility contains substantially the same terms and conditions as our prior facility, except that the loan is collateralized only by receivables, and that it no longer contains restrictions on the repurchase of our common stock or the payment of dividends.

This facility operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings under the line are classified as current. We had $5.3 million outstanding under this credit facility as of December 31, 2011. No borrowings were outstanding at December 31, 2010.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $22.8 million as of December 31, 2011, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2011 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations (1)	$2,183	$1,138	$1,045	$—	$—
Operating lease obligations (2)	5,848	2,122	1,731	1,372	623
Sports marketing commitments	918	396	522	—	—

Total	$8,949	$3,656	$3,298	$1,372	$623

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.
(2)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.8 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above. See Note 12 to the Consolidated Financial Statements for a discussion on income taxes.

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

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox that extend to 2013 and 2014, respectively. These agreements, which grant us various marketing rights and seating arrangements, require annual payments aggregating from $0.1 million to $0.4 million per year.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.

Our funded debt ratio as of December 31, 2011 did not limit potential borrowings. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $150.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2007 (loss quarters not counted). Such amount was calculated at December 31, 2011, as $198.8 million, whereas our actual consolidated stockholders’ equity at this date was $273.5 million. Under our new credit facility, Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ending March 31, 2012.

The borrowing base under this facility is set at 80% of qualified commercial receivables, plus 50% of qualified government receivables. As of December 31, 2011, we had $5.3 million outstanding under this facility.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB–destination shipping terms specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer. We use information regarding shipments at or near the end of the reporting period to estimate the products that have not reached the destination and recognize those revenues in the following period. This process requires us to make estimates of product that is in transit at the reporting date. These estimates are derived from current and historic shipping documentation and the volume of sales. The impact of the deferral of these revenues has not been material in the periods presented.

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as credits to accrued expenses. At December 31, 2011, we recorded sales reserves of $2.4 million and $0.2 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2010, we recorded sales reserves of $3.2 million and $0.4 million as components of accounts receivable and accrued expenses, respectively.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $17.5 million, $14.0 million, and $12.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Although service revenues represent a small percentage of our consolidated revenues, we offer a wide range of services, including design, installation, configuration, and other services performed by our personnel and third-party providers. In certain arrangements, we provide one or more services in addition to the delivery of hardware product or products. Under these multiple-element arrangements, each service performed and product delivered is considered a separate deliverable and accordingly qualifies as a separate unit of accounting. To estimate the selling price of such deliverables, we have available either vendor specific objective evidence or third party evidence of the selling price. Revenue is recognized when the product or service is delivered, consistent with our general revenue recognition policy.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of operations. Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $2.3 million and $2.2 million in the years ended December 31, 2011 and 2010, respectively.

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

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-salable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our obsolescence charges have ranged between $4.6 million and $5.1 million per annum. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

Value of Goodwill and Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles, and goodwill. An impairment review is undertaken on (1) an annual basis for assets such as goodwill and indefinite lived intangible assets; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows from such assets may be diminished. We have historically reviewed the carrying value of all these assets based partly on our projections of anticipated cash flows–projections which are, in part, dependent upon anticipated market conditions, operational performance, and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

We complete our annual impairment test of goodwill and indefinite lived trademarks on the first day of each year. This is a two-step test that requires, under the first step, that we determine the fair value of the reporting unit holding such assets and compare it to the reporting unit’s carrying value, including goodwill. We determine the fair value of a reporting unit by preparing a discounted cash flow analysis using forward looking projections of the reporting unit’s future operating results, as well as consideration of market valuation approaches.

Our Large Account segment consists of two reporting units which in aggregate hold $55.7 million of goodwill and other intangible assets. We concluded that the fair value of each reporting unit was in excess of its respective carrying value, and accordingly we did not identify any impairment in 2011. While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying value of those remaining assets in our Large Account segment. Please see Note 3, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our discounted cash flow analysis.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 4). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. We do not expect the adoption of ASU 2011-04 to have a material impact on our financial position, results of operations, or cash flows.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Our average outstanding borrowing during 2011 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

As discussed in Note 2 to the consolidated financial statements of this Annual Report on Form 10-K, we acquired ValCom Technology on March 17, 2011 in a stock purchase agreement. As a result of the timing of the acquisition and as permitted by the Securities and Exchange Commission, management has excluded internal controls at ValCom Technology from its assessment of the internal control over financial reporting as of December 31, 2011. The financial statements of ValCom Technology constitute 4% of net assets and total assets and 1.4% of net sales, and its operations are immaterial to the consolidated financial statement amounts as of and for the year ended December 31, 2011.

Based on our assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2011. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ValCom Technology, which was acquired on March 17, 2011 and whose financial statements constitute 4% of net assets and total assets and 1.4% of net sales, and whose operations are immaterial to the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at ValCom Technology. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2012

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 3 of Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 23, 2012 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2011. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits

3.2(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.

3.4(17)	Amended and Restated Bylaws of Registrant.

4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.

9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.

10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.

10.2(5)*	1997 Amended and Restated Stock Incentive Plan.

10.3(27)*	2007 Amended and Restated Stock Incentive Plan.

10.4(23)*	Amended and Restated 1997 Employee Stock Purchase Plan.

10.5(15)*	Form of Incentive Stock Option Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.6(15)*	Form of Nonstatutory Stock Option Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.7(28)*	Amended and Restated Form of Restricted Stock Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.8(28)*	Form of Restricted Stock Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.9(30)*	Executive Bonus Plan, as amended.

10.10(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.

10.11(19)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.

10.12(19)*	Severance Agreement, dated as of October 9, 2001, between the Registrant and Bradley Mousseau.

10.14(24)*	Employment Agreement, dated February 1, 2010, by and between the Registrant and John A. Polizzi.

10.15(8)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.16(8)	Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

Exhibits

10.17(8)	Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.18(8)	Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

10.19(12)	Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.20(12)	Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.21(25)	Second Amended and Restated Credit and Security Agreement, dated June 29, 2005, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., Merrimack Services Corporation, PC Connection Sales Corporation, PC Connection Sales of Massachusetts, Inc., and MoreDirect, Inc., each as guarantors.

10.22(16)	Third Amendment, dated October 15, 2007, to the Second Amended and Restated Credit and Security Agreement by and among the Registrant and certain subsidiary guarantors, and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts, as lender and agent.

10.23	Fourth Amendment, dated August 31, 2011, to the Second Amended and Restated Credit and Security Agreement by and among the Registrant and certain subsidiary guarantors, and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts, as lender and agent.

10.24	Fifth Amendment, dated October 31, 2011, to the Second Amended and Restated Credit and Security Agreement by and among the Registrant and certain subsidiary guarantors, and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts, as lender and agent.

10.25	Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.26(11)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.

10.27(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.

10.28(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.29(22)	Amendment No. 2 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.30(20)	Lease between the Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located at Merrimack, New Hampshire.

Exhibits

10.31(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 27, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.

10.32(4)	Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.33(7)	Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.34(10)	Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.35(13)	Sixth Amendment, dated October 26, 2006, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.36(22)	Seventh Amendment, dated January 28, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.37(26)	Eighth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.38(26)	Ninth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.39(29)	Tenth Amendment, dated September 29, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.40(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.

10.41(6)	First Amendment, dated June 19, 2001, to the Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and Merrimack Services Corporation for property located at Old State Route 73, Wilmington, Ohio.

10.42(8)	Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.43(12)	Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.44(26)	Fourth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.45(26)	Fifth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

Exhibits

10.46(29)	Sixth Amendment, dated May 20, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.47(31)	Seventh Amendment, dated July 22, 2011, to the Lease agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated December 13, 1999, for property located at Old State Road 73, Wilmington, OH.

10.48(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.

10.49(4)	First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.50(4)	Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.51(4)	Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.52(7)	Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.53(12)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.54(21)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.55(9)	Fifth Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.56(19)	Sixth Amendment, dated February 29, 2008, to the Lease Agreement between Merrimack Services Corporation and RFP Lincoln 293, LLC, assignee of the leasehold interest of Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.57(10)	Lease between MoreDirect, Inc. and Boca Technology Center, LLC, dated February 14, 2005, for property located in Boca Raton, Florida.

10.58(15)	Release and Settlement Agreement, dated December 1, 2006, by and between the United States of America and GovConnection, Inc.

10.59*	Summary of Compensation for Executive Officers.

10.60*	Summary of Compensation for Non-Employee Directors.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits

31.2	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Executive Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(6)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(9)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(10)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2006.
(11)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(12)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(13)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
(14)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 7, 2006.
(15)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 10, 2007.
(16)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 13, 2007.

(17)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(18)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 14, 2008.
(19)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 12, 2008.
(20)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2008.
(21)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2008.
(22)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 16, 2009.
(23)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 30, 2009.
(24)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 29, 2010.
(25)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 8, 2010.
(26)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 15, 2010.
(27)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 16, 2010.
(28)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2010.
(29)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 11, 2011.
(30)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 15, 2011.
(31)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2011.
*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2011, 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009, (iv) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.

Date: February 28, 2012	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY MCGRATH Timothy McGrath	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ JACK FERGUSON Jack Ferguson	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

/s/ PATRICIA GALLUP Patricia Gallup	Chairman of the Board	February 28, 2012

/s/ JOSEPH BAUTE Joseph Baute	Vice Chairman of the Board	February 28, 2012

/s/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	February 28, 2012

/s/ BARBARA DUCKETT Barbara Duckett	Director	February 28, 2012

/s/ DAVID HALL David Hall	Director	February 28, 2012

/s/ DONALD WEATHERSON Donald Weatherson	Director	February 28, 2012

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2012

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,615	$35,374
Accounts receivable, net	295,188	238,011
Inventories	77,437	74,293
Prepaid expenses and other current assets	4,713	4,210
Deferred income taxes	4,436	3,813
Income taxes receivable	1,927	1,489

Total current assets	388,316	357,190
Property and equipment, net	22,570	13,500
Goodwill	51,276	48,060
Other intangibles, net	5,205	1,786
Other assets	652	405

Total Assets	$468,019	$420,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$971	$870
Borrowings under bank line of credit	5,267	—
Accounts payable	130,900	114,632
Accrued expenses and other liabilities	30,902	23,963
Accrued payroll	12,964	12,652

Total current liabilities	181,004	152,117
Deferred income taxes	9,026	5,822
Other liabilities	3,471	3,403
Capital lease obligation to affiliate, less current maturities	989	1,960

Total Liabilities	194,490	163,302

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 27,613 and 27,507 issued, 26,365 and 26,653 outstanding at December 31, 2011 and 2010, respectively	276	275
Additional paid-in capital	99,957	98,871
Retained earnings	182,274	164,075
Treasury stock at cost, 1,248 and 854 shares at December 31, 2011 and 2010, respectively	(8,978)	(5,582)

Total Stockholders’ Equity	273,529	257,639

Total Liabilities and Stockholders’ Equity	$468,019	$420,941

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$2,103,295	$1,974,198	$1,569,656
Cost of sales	1,838,411	1,744,298	1,384,860

Gross profit	264,884	229,900	184,796
Selling, general and administrative expenses	217,273	191,233	172,654
Special charges	—	—	12,826

Income (loss) from operations	47,611	38,667	(684)
Interest expense	(369)	(490)	(517)
Other, net	189	213	524

Income (loss) before taxes	47,431	38,390	(677)
Income tax provision	(18,644)	(15,429)	(545)

Net income (loss)	$28,787	$22,961	$(1,222)

Earnings (loss) per common share:
Basic	$1.08	$0.85	$(0.05)

Diluted	$1.07	$0.85	$(0.05)

Shares used in computation of earnings (loss) per common share:
Basic	26,703	27,007	26,833

Diluted	26,800	27,053	26,833

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares
	Shares	Amount			Shares	Amount	Total
Balance—January 1, 2009	27,326	$273	$95,997	$142,336	(492)	$(3,282)	$235,324

Issuance of common stock under Employee Stock Purchase Plan	49	1	274	—	—	—	275
Stock-based compensation expense	—	—	1,420	—	—	—	1,420
Nonvested stock awards	—	—	(372)	—	58	372	—
Repurchase of common stock for treasury	—	—	—	—	(93)	(425)	(425)
Tax shortfall from stock-based compensation	—	—	(106)	—	—	—	(106)
Net loss and comprehensive loss	—	—	—	(1,222)	—	—	(1,222)

Balance—December 31, 2009	27,375	274	97,213	141,114	(527)	(3,335)	235,266

Issuance of common stock under stock incentive plans, including income tax deficiencies	90	1	653	—	—	—	654
Issuance of common stock under Employee Stock Purchase Plan	42	—	294	—	—	—	294
Stock-based compensation expense	—	—	1,531	—	—	—	1,531
Nonvested stock awards	—	—	(820)	—	128	820	—
Repurchase of common stock for treasury	—	—	—	—	(455)	(3,067)	(3,067)
Net income and comprehensive income	—	—	—	22,961	—	—	22,961

Balance—December 31, 2010	27,507	275	98,871	164,075	(854)	(5,582)	257,639

Issuance of common stock under stock incentive plans	64	1	403	—	—	—	404
Issuance of common stock under Employee Stock Purchase Plan	42	—	380	—	—	—	380
Stock-based compensation expense	—	—	824	—	—	—	824
Nonvested stock awards	—	—	(633)	—	93	633	—
Tax benefit from stock-based compensation	—	—	112	—	—	—	112
Repurchase of common stock for treasury	—	—	—	—	(487)	(4,029)	(4,029)
Dividend payment	—	—	—	(10,588)	—	—	(10,588)
Net income and comprehensive income	—	—	—	28,787	—	—	28,787

Balance—December 31, 2011	27,613	$276	$99,957	$182,274	(1,248)	$(8,978)	$273,529

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$28,787	$22,961	$(1,222)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	5,951	5,430	6,796
Provision for doubtful accounts	2,768	2,372	2,354
Deferred income taxes	2,581	1,546	(1,476)
Stock-based compensation expense	824	1,531	1,420
Income tax benefit (deficiency) from stock-based compensation	112	(16)	(106)
Loss on disposal of fixed assets	16	2	16
Fair value adjustment to contingent consideration	(80)	—	—
Excess tax benefit from exercise of stock options	(15)	—	—
Non-cash portion of special charges	—	—	11,625
Changes in assets and liabilities:
Accounts receivable	(56,682)	(22,288)	(34,564)
Inventories	(2,850)	(6,902)	(6,578)
Prepaid expenses and other current assets	(673)	(2,014)	1,389
Other non-current assets	(219)	77	(97)
Accounts payable	14,497	(10,329)	23,471
Accrued expenses and other liabilities	(309)	6,768	2,682

Net cash (used for) provided by operating activities	(5,292)	(862)	5,710

Cash Flows from Investing Activities:
Purchases of property and equipment	(10,855)	(6,387)	(5,569)
Acquisition of ValCom Technology, net of cash acquired	(4,745)	—	—
Purchase of intangible asset	(450)	(800)	—
Proceeds from sale of property and equipment	4	9	2

Net cash used for investing activities	(16,046)	(7,178)	(5,567)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	59,373	9,485	22,401
Repayment of short-term borrowings	(54,106)	(9,485)	(22,401)
Dividend payment	(10,588)	—	—
Repayment of capital lease obligation to affiliate	(870)	(780)	(699)
Purchase of treasury shares	(4,029)	(3,067)	(425)
Exercise of stock options	404	670	—
Issuance of stock under Employee Stock Purchase Plan	380	294	275
Excess tax benefit from exercise of stock options	15	—	—

Net cash used for financing activities	(9,421)	(2,883)	(849)

Decrease in cash and cash equivalents	(30,759)	(10,923)	(706)
Cash and cash equivalents, beginning of year	35,374	46,297	47,003

Cash and cash equivalents, end of year	$4,615	$35,374	$46,297

Non-cash Investing and Financing Activities:
Contingent consideration included in accrued expenses and other liabilities	$1,960	$—	$—
Issuance of nonvested stock from treasury	633	820	372
Accrued capital expenditures	430	4	163
Supplemental Cash Flow Information:
Income taxes paid	$16,813	$14,894	$1,551
Interest paid	276	403	456

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer an extensive range of design, configuration, and implementation of IT solutions. We have four operating segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, in Large Account, through our MoreDirect and ValCom Technology, or ValCom, subsidiaries, (c) federal, state, and local government and educational institutions, in Public Sector, through our GovConnection subsidiary, and (d) consumers and small office/home office, or Consumer/SOHO, customers through our PC Connection Express division.

The following is a summary of our significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of PC Connection, Inc. and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts and disclosures of assets and liabilities and the reported amounts and disclosures of revenue and expenses during the reported period. By nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates and assumptions.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as credits to accrued expenses. At December 31, 2011, we recorded sales reserves of $2,432 and $233 as components of accounts receivable and accrued expenses, respectively. At December 31, 2010, we recorded sales reserves of $3,244 and $354 as components of accounts receivable and accrued expenses, respectively.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $17,463, $14,022, and $12,337 for the years ended December 31, 2011, 2010, and 2009, respectively.

Although service revenues represent a small percentage of our consolidated revenues, we offer a wide range of services, including design, installation, configuration, and other services performed by our personnel and third-party providers. In certain arrangements, we provide one or more services in addition to the delivery of hardware product or products. Under these multiple-element arrangements, each service performed and product delivered is considered a separate deliverable and, accordingly, qualifies as a separate unit of accounting. To estimate the selling price of such deliverables, we have available either vendor specific objective evidence or third party evidence of the selling price. Revenue is recognized when the product or service is delivered, consistent with our general revenue recognition policy.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses are as follows:

Years Ended December 31,
2011	2010	2009
$13,455	$12,180	$11,798

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $3,531 and $3,134 at December 31, 2011 and 2010, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer creditworthiness. We maintain an allowance for estimated doubtful accounts based on our historical experience and the customer credit issues identified. Our customers do not post collateral for open accounts receivable. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received.

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

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, we classify substantially all vendor consideration as a reduction of cost of sales or inventory rather than a reduction of advertising expense. Advertising expense, which is classified as a component of SG&A expenses, totaled $20,858, $17,887, and $17,126, for the years ended December 31, 2011, 2010, and 2009, respectively.

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

When events or circumstances indicate a potential impairment, we evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. We recognize an impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. In 2009, we ceased further development on a customer relationship management (“CRM”) module of internally developed software and determined that we would not realize any future cash flows from this CRM software module. As a result, we recognized a special charge of $11,681 in our operating results for the year ended December 31, 2009, which consisted of a non-cash asset impairment write-off of $11,609 representing the CRM module’s capitalized cost and $72 in related restructuring costs. See Note 7.

Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill, which is not subject to amortization; (2) indefinite lived intangibles, which consist of certain trademarks that are not subject to amortization; and (3) amortizing intangibles, which consist of customer lists, tradenames, and certain technology licensing agreements, which are being amortized over their useful lives.

Note 3 describes the annual impairment methodology that we employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test is performed at other times during the course of a year should an event occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Non-amortizing intangibles are also subject to annual impairment tests and interim tests if conditions require.

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

No single customer, other than the federal government, accounted for more than 3% of total net sales in 2011, 2010, and 2009. Net sales to the federal government in 2011, 2010, and 2009 were $176,820, $189,797, and $154,835, or 8.4%, 9.6%, and 9.9% of total net sales, respectively.

During the years ended December 31, 2011, 2010, and 2009, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 25%, 25%, and 23%, respectively, of our total product purchases. Purchases from Synnex Corporation comprised 14%, 12%, and 11% of our total product purchases in 2011, 2010, and 2009, respectively. Purchases from Tech Data Corporation comprised 12%, 14%, and 15% of our total product purchases in 2011, 2010, and 2009, respectively. Purchases from Hewlett-Packard Company comprised 10%, 9%, and 10% of our total product purchases in 2011, 2010, and 2009, respectively. No other vendor supplied more than 10% of our total product purchases in 2011, 2010, or 2009. We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram Micro, Tech Data, Synnex, and HP are available to us.

Products manufactured by HP represented 28% of our net sales in both years ended December 31, 2011 and 2010, and 26% for the year ended December 31, 2009. We believe that in the event we experience either a short-term or permament disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Earnings Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to nonvested stock units and stock options outstanding, if dilutive. In periods of net loss, dilutive securities are antidilutive in calculating diluted loss per share due to operating losses realized in the period and therefore are not included in the calculation.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2011	2010	2009
Numerator:
Net income (loss)	$28,787	$22,961	$(1,222)

Denominator:
Denominator for basic earnings (loss) per share	26,703	27,007	26,833
Dilutive effect of employee equity awards	97	46	—

Denominator for diluted earnings (loss) per share	26,800	27,053	26,833

Earnings (loss) per share:
Basic	$1.08	$0.85	$(0.05)

Diluted	$1.07	$0.85	$(0.05)

For the years ended December 31, 2011, 2010, and 2009, the following unexercised stock options were excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive:

	2011	2010	2009
Common stock options	399	737	1,179

Recently Issued Financial Accounting Standards

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 4). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. We do not expect the adoption of ASU 2011-04 to have a material impact on our financial position, results of operations, or cash flows.

2.	ACQUISITION OF VALCOM TECHNOLOGY

On March 17, 2011, we completed the acquisition of ValCom Technology (“ValCom”), a provider of IT infrastructure and onsite managed services. The purchase of ValCom is consistent with our strategy to expand our services capabilities. Under the terms of the stock purchase agreement, we paid $8,495 at closing. In addition, we agreed to pay up to $3,000 upon the achievement of three performance milestones. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of purchase price over the aggregate fair values was recorded as goodwill. This goodwill represents potential revenue increases through synergies with our existing customer base and the assembled workforce of sales representatives and service technicians of ValCom that we acquired in the transaction. The goodwill balance of $3,216 is expected to be fully deductible for tax purposes. Since the date of acquisition, ValCom’s external sales of $28,644 and income from operations were not material to our consolidated results. Accordingly, we have not presented ValCom’s sales or operating results on a pro forma basis. We incurred $671 of transaction costs in 2011 related to the acquisition, which we have reported in SG&A expenses in our consolidated statement of operations for the year ended December 31, 2011. The following table reflects the allocation of the purchase price at fair value as of the closing date.

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

The fair value of the contingent consideration as of the acquisition date was assessed at $2,880. The contingent consideration was valued based on management’s estimates as of the measurement date, including estimates of the probability of achievement of the performance milestones. The first of three milestones was achieved during the second quarter of 2011, and as a result, we paid $1,000 of the contingent consideration. The difference in fair value of $80 between the valuation date (or acquisition date) and the balance sheet date was charged to earnings. The remaining two milestones have payment dates in 2012 and require payment if ValCom achieves certain revenue goals. Additional adjustments to the fair value of the remaining contingent consideration will be reflected in our operating results.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. These assets are tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. The goodwill impairment test, performed at a reporting unit level, is a two-step test that requires, under the first test, that we determine the fair value of a reporting unit and compare it to the reporting unit’s carrying value, including goodwill. We use established income and market valuation approaches to determine the fair value of a reporting unit.

Our annual impairment test of an indefinite-lived trademark and goodwill is set as of the first day of the year. Goodwill is held by the two reporting units comprising our Large Account segment, including $3,216 of goodwill acquired in our ValCom purchase in the first quarter of 2011. We determined that the fair values of the trademark and the reporting units to which the goodwill balances relate substantially exceeded the respective carrying values. Accordingly, we did not identify any impairment for 2011.

To determine the fair value of each reporting unit, we considered its operating results and future projections, as well as changes in the Company’s overall market capitalization. The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends. The discount rate used is a “market participant” weighted average cost of capital (“WAAC”). For our computation of fair value as of January 1, 2011, we used a WAAC rate of 13.5% and estimated terminal growth rate at 5.0% and working capital requirements at 7.5% of revenues. The carrying amount of goodwill for the two years ended December 31, 2011 by applicable operating segment is as follows:

	SMB	Large Account	Public Sector	Total
Balance at December 31, 2010:
Goodwill	$1,173	$48,060	$7,634	$56,867
Accumulated impairment losses	(1,173)	—	(7,634)	(8,807)

Net balance	$—	$48,060	$—	$48,060

Balance at December 31, 2011:
Goodwill	1,173	51,276	7,634	60,083
Accumulated impairment losses	(1,173)	—	(7,634)	(8,807)

Net balance	$—	$51,276	$—	$51,276

Intangible Assets

Our intangible assets include the MoreDirect tradename of $1,190 at both December 31, 2011 and 2010, which has an indefinite life and is not subject to amortization. In the first quarter of 2011, we also acquired a customer list and the ValCom tradename as part of our acquisition of ValCom. These intangible assets will be amortized in proportion to the original estimates of the future cash flows underlying the valuation of the intangible assets. The weighted-average period over which we expect to amortize the intangible assets that we acquired as part of the ValCom acquisition is 7.8 years. During the second quarter of 2011, we purchased a technology license for $450, which we expect to amortize ratably over five years.

Our amortizable intangible assets and the related accumulated amortization are detailed below:

		December 31, 2011			December 31, 2010
	Estimated Useful Lives	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	5	$200	$64	$136	$—	$—	$—
Customer List	8	3,400	336	3,064	—	—	—
License Agreements	5	1,250	435	815	800	204	596

Total Intangible Assets		$4,850	$835	$4,015	$800	$204	$596

For the years ended December 31, 2011, 2010, and 2009, we recorded amortization expense of $631, $293, and $941, respectively. The estimated amortization expense relating to the tradename, customer list, and licensing agreements for each of the five succeeding years and thereafter is as follows:

For the Years Ending December 31,
2012	$937
2013	789
2014	776
2015	602
2016	371
2017 and thereafter	540

4.	FAIR VALUE

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and contingent liability related to the ValCom acquisition. The carrying values of cash, accounts receivable, and accounts payable approximate their fair values due to their short-term nature. We are required to measure fair value under a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. The Level 3 liability consists of contingent consideration related to our acquisition of ValCom in the first quarter of 2011. The fair value of the contingent consideration was estimated by applying the income approach, which utilizes significant inputs that are unobservable in the market. Key assumptions include a discount rate of 4.8% and a 100% probability of achievement. A roll forward of Level 3 liabilities is as follows:

Balance January 1, 2011	$—
Purchases recorded at the acquisition date	2,880
Payments	(1,000)
Change in fair value (included within SG&A expenses)	80

Balance December 31, 2011	$1,960

Assets measured at fair value on a recurring basis consisted of the following types of instruments at December 31, 2011 and 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at December 31, 2011	$38	$—	$—	$38
Money market fund deposits at December 31, 2010	1,036	—	—	1,036
Liabilities
Accrued expenses and other liabilities Contingent liability at December 31, 2011	—	—	1,960	1,960

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2011	2010
Trade	$287,184	$230,188
Vendor returns, rebates, and other	9,814	9,818
Advertising consideration	3,692	3,895
Due from employees	199	191
Due from affiliates	25	4

Total Gross Accounts Receivable	300,914	244,096
Allowances for:
Sales returns	(2,432)	(3,244)
Doubtful accounts	(3,294)	(2,841)

Accounts Receivable, net	$295,188	$238,011

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2011	2010
Facilities and equipment under capital lease with affiliate	$7,215	$7,215
Leasehold improvements	7,174	7,031
Furniture and equipment	29,150	26,161
Computer software, including licenses and internally-developed software	46,947	36,404

Total	90,486	76,811
Accumulated depreciation and amortization	(67,916)	(63,311)

Property and equipment, net	$22,570	$13,500

We recorded depreciation and amortization expense for property and equipment, including capital lease amortization, of $5,320, $5,137, and $5,855 for the years ended December 31, 2011, 2010, and 2009 respectively.

7.	SPECIAL CHARGES

In 2009, we ceased further development of an internally developed CRM software module as a result of identified significant increases in the estimated costs to complete and significant extensions of delivery schedules. We further determined that we would not realize any future cash flows from this CRM module, and as a result, we recorded a special charge of $11,681, which consisted of a non-cash asset write-off of $11,609 representing the write-off of the abandoned CRM software’s capitalized cost and $72 in related restructuring costs. We also recorded charges in 2009 related to workforce reduction and management restructuring costs, classified as workforce reductions and other in the table below. We did not have any special charges in 2010 or 2011.

A roll forward of liabilities related to special charges for the three years ended December 31, 2011 is shown below.

	Workforce Reductions & Other	CRM Asset Write-Off	Total
Balance, January 1, 2009	$1,264	$—	$1,264

Charges	1,145	11,681	12,826
Adjustments	(16)	(11,609)	(11,625)
Cash Payments	(2,041)	(72)	(2,113)

Balance, December 31, 2009	352	—	352

Cash Payments	(336)	—	(336)

Balance, December 31, 2010	16	—	16

Cash Payments	(16)	—	(16)

Balance, December 31, 2011	$—	$—	$—

Non-cash special charges in 2009 totaled $11,625 and are reflected as an “adjustment” in the above roll forward. Liabilities at December 31, 2010 were reported as accrued payroll on the consolidated balance sheet and paid in the first quarter of 2011.

8.	BANK BORROWINGS

We have a $50,000 credit facility collateralized by substantially all of our assets. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at December 31, 2011). The one-month LIBOR rate at December 31, 2011 was 0.30%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Borrowings under the credit facility in 2011 were minimal in amount and duration and were utilized to facilitate short term working capital requirements. Our financial ratio did not limit potential borrowings at December 31, 2011. Decreases in our consolidated EBITDA, however, could limit our potential borrowings under the credit facility.

We had $5,267 outstanding under this credit facility at December 31, 2011, and had no outstanding bank borrowings at December 31, 2010. In February of 2012, we entered into a new bank facility that matures in the first quarter of 2017, at which time amounts outstanding become due. The new bank facility contains substantially the same terms and conditions as our prior facility, except that the loan is collateralized only by receivables, and that it no longer contains restrictions on the repurchase of our common stock or the payment of dividends.

Certain information with respect to short-term borrowings was as follows:

Year ended December 31,	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
2011	0.8%	$21,007	$750
2010	3.3	5,000	58
2009	3.3	20,509	94

9.	TRADE CREDIT AGREEMENTS

At December 31, 2011 and 2010, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions as an incentive for us to purchase their products. We do not pay any interest or discount fees on such inventory financing. At December 31, 2011 and 2010, accounts payable included $22,827 and $14,603, respectively, owed to these financial institutions.

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

The net book value of capital lease assets was $922 and $1,403 as of December 31, 2011 and 2010, respectively.

Future aggregate minimum annual lease payments under the capital lease at December 31, 2011 are as follows:

Year Ending December 31	Payments
2012	$1,138
2013	1,045

Total minimum payments (excluding taxes, maintenance, and insurance)	2,183
Less amount representing interest	223

Present value of minimum lease payments	1,960
Less current maturities (excluding interest)	971

Long-term portion	$989

11.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at December 31, 2011 or 2010.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. However, our bank credit facility previously limited such repurchases subsequent to June 2005 to $10,000. In 2011, our bank amended, at our request, our line of credit to increase the aggregate dollar limit from $10,000 to $25,000 to repurchase shares and pay dividends without bank approval. We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We repurchased 461 shares for $3,823 in 2011, 423 shares for $2,857 in 2010, and 78 shares for $353 in 2009. As of December 31, 2011, we have repurchased an aggregate of 1,520 shares for $10,768. The maximum approximate dollar value of shares that may yet be purchased under the program is $4,232. We have issued nonvested shares from treasury stock and have reflected, upon the vesting of such shares, the net remaining balance of treasury stock on the consolidated balance sheet. In addition, we withheld 26 shares, having an aggregate fair value of $206, upon the vesting of nonvested stock to satisfy related employee tax obligations during the year ended December 31, 2011. Such transactions were recognized as a repurchase of common stock and returned to treasury but did not apply against authorized repurchase limits under our previous bank line agreement or Board of Directors’ authorization.

Special Dividend Payment

During the fourth quarter of 2011, we paid a special, one-time cash dividend of $0.40 per share to shareholders of record at the close of business on November 25, 2011. The total amount of the special dividend payment was $10.6 million. We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, however, declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the terms of the 1997 Plan, we were authorized, for a ten-year period, to grant stock options, nonvested stock, and other stock-based awards. The 1997 Plan expired in November 2007. Under such plan, options to purchase 418 shares remain outstanding as of December 31, 2011.

In 2007, the Board adopted and our stockholders approved the 2007 Stock Incentive Plan (the “Original 2007 Plan”). A total of 500 shares was authorized for issuance by stockholders under the Original 2007 Plan. In April 2009, the Board adopted an amendment to, and restatement of, the Original 2007 Plan, to among other things, increase the number of shares of common stock reserved for issuance to 700 shares. Our shareholders approved the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”) in June 2009. In May 2010, our shareholders approved an amendment to the 2007 Plan to increase from 700 to 1,000 the number of shares of common stock authorized for issuance under the 2007 Plan. Under the terms of the 2007 Plan, we are authorized, for a ten-year period to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants. As of December 31, 2011, there were 133 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period. An aggregate of 938 shares of common stock has been reserved for issuance under the Purchase Plan, of which 872 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed. We value grants with multiple vesting periods as a single award.

We record share-based compensation costs as a component of SG&A expenses. In 2011, we granted nonvested stock units, whereas in 2010, we granted stock options and nonvested stock awards, and in 2009, we granted only nonvested stock.

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

The key weighted-average assumptions we used to apply this pricing model to employee stock options granted in the year ended December 31, 2010 were as follows:

2010
Risk-free interest rate	2.26%
Volatility	68.01%
Expected life of option grants	4.5 years
Dividend yield	0%

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2011:

	2011	2010	2009
Stock options	$294	$769	$786
Nonvested shares	530	762	634

Pre-tax compensation expense	824	1,531	1,420
Tax benefit	(234)	(475)	(420)

Net effect on net income	$590	$1,056	$1,000

We have historically settled stock option exercises with newly issued common shares. The intrinsic value of options exercised in 2011 and 2010 was $253 and $122, respectively, and no options were exercised in 2009. The following table sets forth our stock option activity for the year ended December 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	814	$9.10
Granted	—	—
Exercised	(65)	6.25
Forfeited	(22)	8.09
Expired	(64)	10.94

Outstanding, December 31, 2011	663	9.23	5.18	$1,667

Vested and expected to vest	619	9.35	5.02	1,514

Exercisable, December 31, 2011	550	9.60	4.70	1,257

The weighted-average grant date fair value of options granted in 2010 was $3.65. Unearned compensation cost related to the unvested portion of outstanding stock options as of December 31, 2011 was $194 and is expected to be recognized over a weighted-average period of approximately two years.

We have issued nonvested stock awards from treasury stock. Recipients of these awards possess the rights of stockholders, including voting rights and the right to receive dividends. In 2011, we issued nonvested stock units which vest over carrying periods up to six years. Recipients of nonvested stock units do not possess stockholder rights. To determine the fair value of these two grant types, we use the end of day market value of our common stock on the grant date.

The following table summarizes our nonvested stock award and unit activity as of December 31, 2011:

	Nonvested Stock Awards		Nonvested Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	242	5.78	—	—
Awarded	—	—	124	5.54
Forfeited	(25)	6.92	—	—
Vested	(92)	5.92	—	—

Nonvested at December 31, 2011	125	5.45	124	5.54

The weighted-average grant-date fair values of nonvested stock awards granted in 2010 and 2009 were $4.87 and $4.51, respectively. The total fair values of nonvested stock awards that vested in 2011, 2010, and 2009 were $731, $859, and $576, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock awards as of December 31, 2011 was $379 and is expected to be recognized over a weighted-average period of approximately 1.4 years. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $400 as of December 31, 2011, and is expected to be recognized over a weighted-average period of approximately 4.9 years.

12.	INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$13,130	$11,066	$1,519
State	2,865	2,841	502

Total current	15,995	13,907	2,021

Deferred:
Federal	2,220	1,585	(1,406)
State	429	(63)	(70)

Total deferred	2,649	1,522	(1,476)

Net provision	$18,644	$15,429	$545

The components of the deferred taxes at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Provisions for doubtful accounts	$1,284	$1,148
Inventory costs capitalized for tax purposes	121	163
Inventory and sales returns reserves	458	534
Deductible expenses, primarily employee-benefit related	375	277
State tax contingency and other accruals	1,050	917
Other	1,148	774
Compensation under non-statutory stock option agreements	765	842
State tax loss carryforwards	528	611
State tax credit carryforwards	371	553
Federal benefit for uncertain state tax positions	772	800
Capitalized software	324	525

Total gross deferred tax assets	7,196	7,144
Less: Valuation allowance	(528)	(673)

Net deferred tax assets	$6,668	$6,471

Deferred tax liabilities:
Goodwill and other intangibles	$(9,734)	$(7,940)
Property and equipment	(1,524)	(540)

Total gross deferred tax liabilities	(11,258)	(8,480)

Net deferred tax liability	$(4,590)	$(2,009)

Current net deferred tax assets	$4,436	$3,813
Noncurrent deferred tax liability	(9,026)	(5,822)

Net deferred tax liability	$(4,590)	$(2,009)

The state tax credit carryforwards are available to offset future state income taxes in years with sufficient state income levels to create creditable tax and within the applicable carryforward period for these credits. Total tax credit carryforwards aggregated $570 and $850 at December 31, 2011 and 2010, respectively. These credits are subject to a five-year carryforward period with $172 expiring beginning in 2012, $9 in 2014, and $389 in

2015. Additionally, certain of our subsidiaries have state net operating loss carryforwards aggregating $812 at December 31, 2011, and representing state tax benefits, net of federal taxes, of approximately $528. These loss carryforwards are subject to twenty-year carryforward periods, with $812 expiring after 2016. We have provided valuation allowances of $528 and $673 at December 31, 2011 and 2010 respectively, against the state tax credit and state tax loss carryforwards, representing the portion of carryforward credits and losses that we believe are not likely to be realized. The net change in the valuation allowance in 2011 included a reduction of $145 related to the utilization and expiration of state net operating loss carryforwards and state tax credit carryforwards. The $356 change in the valuation allowance in 2010 represents a reduction related to the utilization and expiration of state net operating loss carryforwards and state tax credit carryforwards. The $411 change in the valuation allowance in 2009 represents a reduction related to the expiration of state net operating loss carryforwards and state tax credit carryforwards.

A reconciliation of our 2011, 2010, and 2009 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2011	2010	2009
Federal income taxes, at statutory tax rate	$16,601	$13,436	$(237)
State income taxes, net of federal benefit	2,573	1,802	249
Nondeductible expenses	8	161	433
Other—net	(538)	30	100

Tax provision, at effective income tax rate	$18,644	$15,429	$545

We file one consolidated United States federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2007-2010 remain open to examination by the major state taxing jurisdictions in which we file. The tax years 2008-2010 remain open to examination by the IRS.

A reconciliation of unrecognized tax benefits for 2011, 2010, and 2009, is as follows:

	2011	2010	2009
Balance at January 1,	$1,791	$2,182	$2,275
Additions based on tax positions related to the current year	—	—	40
Reductions based on tax positions of prior years	—	(6)	(90)
Lapses of applicable statute of limitations	(256)	(385)	(43)

Balance at December 31,	$1,535	$1,791	$2,182

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. During the years ended December 31, 2011, 2010, and 2009, we recognized interest and penalties totaling $120, $185, and $188, respectively. At December 31, 2011 and 2010, accrued interest aggregated $992 and $1,017, respectively, and accrued penalties aggregated $304 and $318, respectively. During the year ended December 31, 2011, we reduced our unrecognized tax benefits by $149 for interest and penalties related to lapses of applicable statute of limitations. As of December 31, 2011 and 2010, net unrecognized tax benefits and the related interest and penalties, which would favorably affect our effective tax rate, if recognized, are $1,736 and $1,802, respectively.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statute of limitations, or other reasons in the next twelve months.

13.	EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2011, 2010, or 2009. Given the decline in our net sales we experienced in 2009, we suspended, effective July 1, 2009, employer-matching contributions to the employee savings element of such plan. Effective January 1, 2011, we reinstated the employer matching contribution. We made matching contributions of $1,288 in 2011 and $595 in 2009.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease an office facility adjacent to our corporate headquarters from an entity controlled by our principal stockholders. This operating lease commenced in August 2008 and has a ten-year term with the option to renew for two additional two-year terms. We also lease several other buildings from our principal stockholders on a month-to-month basis. We believe that the above leasing transactions were consummated on terms comparable to terms we could have obtained with unrelated third parties.

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to three years.

Future aggregate minimum annual lease payments under these leases at December 31, 2011 are as follows:

Year Ending December 31	Related Parties	Others	Total
2012	$233	$1,889	$2,122
2013	233	705	938
2014	233	560	793
2015	233	536	769
2016	233	370	603
2017 and thereafter	369	254	623

Total rent expense aggregated $3,104, $2,594, and $3,137 for the years ended December 31, 2011, 2010, and 2009, respectively, under the terms of the leases described above. Such amounts included $524, $380, and $360 in 2011, 2010, and 2009, respectively, paid to related parties.

Sports Marketing Agreements

We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox through 2013 and 2014, respectively. These agreements grant us various marketing rights and seating arrangements.

Future aggregate minimum annual payments required under these agreements as of December 31, 2011 are as follows:

Year Ending December 31	Total
2012	$396
2013	408
2014	114
2015 and thereafter	—

Total marketing expense payments under agreements with these organizations aggregated $935, $879, and $517 for the years ended December 31, 2011, 2010, and 2009, respectively, under the terms of the agreements described above.

Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit continues to be in progress, and total accruals for unclaimed property aggregated $1,639 and $1,595 at December 31, 2011 and 2010, respectively. While management believes that known and estimated unclaimed property liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as no formal assessments have yet been made. Additional liabilities for this or other audits could be assessed, and such outcomes could have a material negative impact on our financial position, results of operations, and cash flows.

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

	2011	2010	2009
Revenue:
Sales of services to affiliated companies	$94	$82	$61

16.	SEGMENT AND RELATED DISCLOSURES

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

Our operations are organized under four reporting segments—the SMB segment, which serves primarily small- and medium-sized businesses; the Large Account segment, which serves primarily medium-to-large corporations; the Public Sector segment, which serves primarily federal, state, and local government and educational institutions, and the Consumer/SOHO segment, which serves the consumer and SOHO markets. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, product management, and marketing. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

In March 2011, we acquired ValCom, a provider of IT infrastructure and on-site managed services to medium-to-large corporations. We have included the operating results for ValCom in our Large Account segment from March 17, 2011, the closing date of the acquisition. The external sales of ValCom totaled $28,644 since the date of acquisition and were immaterial to our consolidated results.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the years ended December 31, 2011, 2010, and 2009 is shown below:

	Year Ended December 31, 2011
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters /Other	Consolidated
Net sales	$865,325	$711,177	$469,679	$57,114		$2,103,295

Operating income (loss) before allocations	$72,144	$34,229	$24,637	$(1,064)	$(82,335)	$47,611
Allocations	(40,610)	(5,585)	(19,751)	(3,745)	69,691	—

Operating income (loss)	$31,534	$28,644	$4,886	$(4,809)	$(12,644)	$47,611

Net interest expense and other, net						(180)

Income before taxes						$47,431

Selected Operating Expense:
Depreciation and amortization	$26	$1,377	$170	$—	$4,378	$5,951
Balance Sheet Data:
Goodwill	$—	$51,276	$—	$—	$—	$51,276
Total assets	129,287	197,715	74,788	1,749	64,480	468,019

	Year Ended December 31, 2010
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters /Other	Consolidated
Net sales	$833,433	$603,177	$462,880	$74,708		$1,974,198

Operating income (loss) before allocations	$68,028	$30,711	$22,314	$(3,008)	$(79,378)	$38,667
Allocations	(40,644)	(4,355)	(18,164)	(3,954)	67,117	—

Operating income (loss)	$27,384	$26,356	$4,150	$(6,962)	$(12,261)	$38,667

Net interest expense and other, net						(277)

Income before taxes						$38,390

Selected Operating Expense:
Depreciation and amortization	$52	$443	$109	—	$4,826	$5,430
Balance Sheet Data:
Goodwill	$—	$48,060	$—	$—	$—	$48,060
Total assets	139,868	151,504	64,394	3,599	61,576	420,941

	Year Ended December 31, 2009
	SMB Segment	Large Account Segment	Public Sector Segment	Consumer/ SOHO Segment	Headquarters /Other	Consolidated
Net sales	$657,038	$427,891	$389,297	$95,430		$1,569,656

Operating income (loss) before allocations	$48,418	$18,745	$17,620	$(324)	$(85,143)	$(684)
Allocations	(35,233)	(3,250)	(17,080)	(5,100)	60,663	—

Operating income (loss)	$13,185	$15,495	$540	$(5,424)	$(24,480)	(684)

Net interest expense and other, net						7

Loss before taxes						$(677)

Selected Operating Expense:
Depreciation and amortization	$186	$1,214	$118	—	$5,278	$6,796
Special charges	112	107	128	—	12,479	12,826

Our operating segments’ assets presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $48,507 and $46,111 for the years ended December 31, 2011 and 2010, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors revenue by product mix (Notebook; Desktop/Server; Software; Video, Imaging, and Sound; Net/Com Product; Printer and Printer Supplies; Storage Device; Memory and System Enhancements; and Accessories/Other).

Net sales by product mix are presented below:

	Years Ended December 31,
	2011	2010	2009
Product Mix
Notebook	$371,139	$342,195	$234,316
Desktop/Server	336,950	308,261	212,088
Software	303,048	280,873	219,567
Video, Imaging and Sound	217,187	227,654	212,885
Net/Com Product	210,758	192,624	167,284
Printers and Printer Supplies	155,515	157,028	133,857
Storage Device	154,953	144,531	128,940
Memory and System Enhancements	77,719	83,777	60,301
Accessories/Other	276,026	237,255	200,418

Total	$2,103,295	$1,974,198	$1,569,656

Substantially, all of our sales in 2011, 2010, and 2009 were made to customers located in the United States. Shipments to customers located in foreign countries aggregated less than 1% in 2011, 2010, and 2009. All of our assets at December 31, 2011 and 2010 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, medium-to-large corporate accounts, and consumer/SOHOs. No single customer other than the federal government accounted for more than 3% of total net sales in 2011, 2010, and 2009. Net sales to the federal government in 2011, 2010, and 2009 were $176,820, $189,797, and $154,835, or 8.4%, 9.6%, and 9.9% of total net sales, respectively.

17.	SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2011 and 2010. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$461,926	$512,561	$575,646	$553,162
Cost of sales	403,107	445,667	505,210	484,427

Gross profit	58,819	66,894	70,436	68,735
Selling, general and administrative expenses	51,290	54,477	54,554	56,952

Income from operations	7,529	12,417	15,882	11,783
Interest expense	(41)	(87)	(93)	(148)
Other, net	65	32	32	60

Income before taxes	7,553	12,362	15,821	11,695
Income tax provision	(3,059)	(4,882)	(6,435)	(4,268)

Net income	$4,494	$7,480	$9,386	$7,427

Earnings per common share:
Basic	$0.17	$0.28	$0.35	$0.28

Diluted	$0.17	$0.28	$0.35	$0.28

Weighted average common shares outstanding:
Basic	26,901	26,852	26,615	26,451

Diluted	26,986	26,923	26,692	26,599

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$408,262	$477,546	$532,827	$555,563
Cost of sales	359,611	421,564	470,856	492,267

Gross profit	48,651	55,982	61,971	63,296
Selling, general and administrative expenses	44,474	47,501	47,640	51,618

Income from operations	4,177	8,481	14,331	11,678
Interest expense	(99)	(95)	(111)	(185)
Other, net	75	35	49	54

Income before taxes	4,153	8,421	14,269	11,547
Income tax provision	(1,719)	(3,398)	(5,643)	(4,669)

Net income	$2,434	$5,023	$8,626	$6,878

Earnings per common share:
Basic	$0.09	$0.19	$0.32	$0.26

Diluted	$0.09	$0.18	$0.32	$0.26

Weighted average common shares outstanding:
Basic	27,157	27,116	26,939	26,821

Diluted	27,193	27,156	26,977	26,888

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period
Description
Allowance for Sales Returns
Year Ended December 31, 2009	2,128	29,700	(29,971)	1,857
Year Ended December 31, 2010	1,857	36,495	(35,108)	3,244
Year Ended December 31, 2011	3,244	32,969	(33,781)	2,432

Allowance for Doubtful Accounts
Year Ended December 31, 2009	3,100	2,354	(2,789)	2,665
Year Ended December 31, 2010	2,665	2,372	(2,196)	2,841
Year Ended December 31, 2011	2,841	2,768	(2,315)	3,294

S-1