Form 10-Q
period 2012-03-31
PC CONNECTION INC
filed 2012-05-07
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of May 1, 2012 was 26,401,122.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$49,752	$4,615
Accounts receivable, net	242,403	295,188
Inventories	62,528	77,437
Prepaid expenses and other current assets	5,250	4,713
Deferred income taxes	3,398	4,436
Income taxes receivable	3,229	1,927

Total current assets	366,560	388,316
Property and equipment, net	24,088	22,570
Goodwill	51,276	51,276
Other intangibles, net	4,971	5,205
Other assets	720	652

Total Assets	$447,615	$468,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$998	$971
Borrowings under bank line of credit	—	5,267
Accounts payable	111,949	130,900
Accrued expenses and other liabilities	30,513	30,902
Accrued payroll	12,213	12,964

Total current liabilities	155,673	181,004
Deferred income taxes	9,882	9,026
Other liabilities	2,975	3,471
Capital lease obligation to affiliate, less current maturities	729	989

Total Liabilities	169,259	194,490

Stockholders’ Equity:
Common stock	276	276
Additional paid-in capital	100,284	99,957
Retained earnings	187,749	182,274
Treasury stock at cost	(9,953)	(8,978)

Total Stockholders’ Equity	278,356	273,529

Total Liabilities and Stockholders’ Equity	$447,615	$468,019

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$498,763	$461,926
Cost of sales	432,152	403,107

Gross profit	66,611	58,819
Selling, general and administrative expenses	56,450	51,290
Special charges	1,135	—

Income from operations	9,026	7,529
Interest expense	—	(41)
Other, net	46	65

Income before taxes	9,072	7,553
Income tax provision	(3,597)	(3,059)

Net income	$5,475	$4,494

Earnings per common share:
Basic	$0.21	$0.17

Diluted	$0.21	$0.17

Weighted average common shares outstanding:
Basic	26,439	26,901

Diluted	26,586	26,986

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$5,475	$4,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,558	1,344
Provision for doubtful accounts	99	414
Deferred income taxes	1,894	571
Stock-based compensation expense	1,047	205
Loss on disposal of fixed assets	71	3
Income tax benefit from stock-based compensation	6	—
Fair value adjustment to contingent consideration	10	—
Changes in assets and liabilities:
Accounts receivable	52,686	23,072
Inventories	14,909	6,889
Prepaid expenses and other current assets	(1,839)	(712)
Other non-current assets	(68)	(104)
Accounts payable	(19,041)	(5,205)
Accrued expenses and other liabilities	(1,646)	(1,842)

Net cash provided by operating activities	55,161	29,129

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,823)	(2,120)
Acquisition of ValCom Technology, net of cash acquired	—	(3,745)

Net cash used for investing activities	(2,823)	(5,865)

Cash Flows from Financing Activities:
Repayment of short-term borrowings	(12,471)	—
Proceeds from short-term borrowings	7,204	—
Purchase of treasury shares	(1,715)	—
Repayment of capital lease obligation to affiliate	(233)	(209)
Exercise of stock options	14	131

Net cash used for financing activities	(7,201)	(78)

Increase in cash and cash equivalents	45,137	23,186
Cash and cash equivalents, beginning of period	4,615	35,374

Cash and cash equivalents, end of period	$49,752	$58,560

Non-cash Investing and Financing Activities:
Issuance of nonvested stock from treasury	$740	$—
Accrued capital expenditures	520	1,707
Contingent consideration included in accrued expenses and other liabilities	—	2,880

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2012 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2012.

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

Comprehensive Income

We had no items of comprehensive income, other than our net income for each of the periods presented.

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2012	2011
Numerator:
Net income	$5,475	$4,494

Denominator:
Denominator for basic earnings per share	26,439	26,901
Dilutive effect of employee equity awards	147	85

Denominator for diluted earnings per share	26,586	26,986

Earnings per share:
Basic	$0.21	$0.17

Diluted	$0.21	$0.17

For the three months ended March 31, 2012 and 2011, the following stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	Three Months Ended
March 31,	2012	2011
Common stock options	317	468

Note 3—Goodwill and Other Intangible Assets

Goodwill

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. These assets are tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. The goodwill impairment test, performed at a reporting unit level, is a two-step test that requires, under the first test, that we determine the fair value of a reporting unit and compare it to the reporting unit’s carrying value, including goodwill. Established income and market valuation approaches are used to determine the fair value of a reporting unit.

Our annual impairment test of an indefinite-lived trademark and goodwill is set as of the first day of the year. Goodwill is held by the two reporting units comprising our Large Account segment. We determined that the fair values of the trademark and the reporting units to which the goodwill balances relate substantially exceeded their respective carrying values. Accordingly, we did not identify any impairment as of January 1, 2012.

We did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of either reporting unit was in excess of its fair value during the three months ended March 31, 2012. As a result, we did not perform an interim test for impairment. There were no changes to the balance of goodwill in the three months ended March 31, 2012.

Intangible Assets

At March 31, 2012 and December 31, 2011, our intangible assets included the MoreDirect tradename of $1,190, which has an indefinite life and is not subject to amortization. Our amortizable intangible assets and related accumulated amortization are detailed below:

	Estimated Useful Lives	March 31, 2012			December 31, 2011
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer List	8	$3,400	$499	$2,901	$3,400	$336	$3,064
License Agreement	5	1,250	493	757	1,250	435	815
Tradename	5	200	77	123	200	64	136

Total Intangible Assets		$4,850	$1,069	$3,781	$4,850	$835	$4,015

For the three-month periods ended March 31, 2012 and 2011, we recorded amortization expense of $234 and $56, respectively. The estimated amortization expense in each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2012	$703	(*)
2013	789
2014	776
2015	602
2016	371
2017 and thereafter	540

(*) Represents estimated amortization expense for the nine months ending December 31, 2012.

Note 4—Segment and Related Disclosures

We are required to report profits and losses and certain other information about our “reportable operating segments” in our annual and interim financial statements. The internal reporting structure used by our chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chairman of the Board of Directors, and she evaluates operations and allocates resources based on a measure of operating income.

Our operations are organized under three reporting segments—the SMB segment, which serves primarily small- and medium-sized businesses, consumers, and small office/home office (“SOHO”) markets; the Large Account segment, which serves primarily medium-to-large corporations; and the Public Sector segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain of the headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

In 2011, we managed our Consumer/SOHO business as a separate operating segment. Effective January 1, 2012, we merged our Consumer/SOHO business into our SMB business to better serve the Consumer/SOHO customers and improve operating efficiencies. We have revised the reporting of operating segments to reflect the new basis for assessing performance and allocating resources. Under this revised reporting structure, the operating results related to our consumer and SOHO customers that were formerly reported separately are now included within the SMB segment. We have restated prior year segment information to conform to our revised segment reporting structure.

On March 17, 2011, we acquired ValCom, a provider of IT infrastructure and on-site managed services to medium-to-large corporations. We have included the operating results for ValCom in our Large Account segment from the date of the acquisition. For the three-month periods ended March 31, 2012 and 2011, we reported external sales for ValCom of $10,491 and $899, respectively, which were immaterial to our consolidated results. The operating results of ValCom for the three months ended March 31, 2012 and 2011 were also immaterial to our consolidated results.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three months March 31, 2012 and 2011 is shown below:

	Three Months Ended March 31, 2012
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$225,295	$181,316	$92,152		$498,763

Operating income (loss) before allocations	$17,663	$8,776	$4,942	$(22,355)	$9,026
Allocations	(11,387)	(1,423)	(4,982)	17,792	—

Operating income (loss)	$6,276	$7,353	$(40)	$(4,563)	$9,026

Net interest expense and other, net					46

Income before taxes					$9,072

Selected Operating Expense:
Depreciation and amortization	$3	$465	$44	$1,046	$1,558
Special charges	—	—	—	1,135	1,135
Balance Sheet Data as of March 31, 2012:
Total assets	$133,759	$201,073	$53,416	$59,367	$447,615

	Three Months Ended March 31, 2011
	SMB Segment	Large Account Segment	Public Sector Segment	Headquarters/ Other	Consolidated
Net sales	$224,734	$146,847	$90,345		$461,926

Operating income (loss) before allocations	$16,503	$7,499	$3,844	$(20,317)	$7,529
Allocations	(11,286)	(1,702)	(4,381)	17,369	—

Operating income (loss)	$5,217	$5,797	$(537)	$(2,948)	$7,529

Net interest expense and other, net					24

Income before taxes					$7,553

Selected Operating Expense:
Depreciation and amortization	$11	$151	$32	$1,150	$1,344

The assets held by our operating segments are primarily accounts receivables, intercompany receivables, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment, and are presented net of intercompany balance eliminations of $35,936 as of March 31, 2012. Our capital expenditures are comprised largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors consolidated revenue by product mix (Notebook; Desktop/Server; Software; Net/Com Product; Video, Imaging and Sound; Printer and Printer Supplies; Storage; Memory and System Enhancement; and Accessory/Other).

Net sales by product mix is presented below:

	Three Months Ended
March 31,	2012	2011
Notebook	$84,699	$83,283
Desktop/Server	82,443	70,998
Software	72,286	62,846
Net/Com Product	48,351	43,285
Video, Imaging and Sound	48,203	48,669
Printer and Printer Supplies	37,171	36,224
Storage	36,033	39,329
Memory and System Enhancement	17,073	18,679
Accessory/Other	72,504	58,613

Total	$498,763	$461,926

Note 5—Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit continues to be in progress. While we believe we have adequately provided for known and estimated liabilities, it is too early to determine the ultimate outcome of such audits, as no formal assessments have yet been made. Additional liabilities for this and other audits could be assessed, and such outcomes could have a material, negative impact on our financial position, results of operations, and cash flows.

Note 6—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility we entered into in February 2012 that has a five-year term. The new bank facility contains substantially the same terms and conditions as our prior facility, except that the loan is collateralized only by receivables, and no longer contains restrictions on the repurchase of our common stock or the payment of dividends. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2012). The one-month LIBOR rate at March 31, 2012 was 0.24%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Borrowings under the credit facility during the quarter were minimal in amount and duration and were utilized to facilitate short-term working capital requirements. Our financial ratio did not limit potential borrowings at March 31, 2012. Decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility. We had no outstanding bank borrowings at March 31, 2012, and during the quarter, we paid down the $5,267 outstanding under the predecessor credit facility at December 31, 2011.

At March 31, 2012, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At March 31, 2012 and December 31, 2011, accounts payable included $16,356 and $22,827, respectively, owed to these financial institutions.

Note 7—Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. Our prior bank credit facility limited such repurchases subsequent to June 2005, however, our new facility, which we entered into in February 2012, no longer contains restrictions on the repurchase of our common stock. We consider block repurchases directly from larger shareholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

In the three months ended March 31, 2012, we repurchased 162 shares for $1,466, excluding net share settlements discussed below. As of March 31, 2012, we have repurchased an aggregate of 1,682 shares for $12,233, and the maximum approximate dollar value of shares that may yet be purchased under the board authorization is $2,767. During the three months ended March 31, 2012, we issued upon the vesting of restricted stock 100 shares from treasury with a fair value of $740 and have reflected the net remaining balance of treasury stock on the condensed consolidated balance sheet. In connection with the vesting, we withheld 30 shares, having an aggregate fair value of $249, to satisfy related tax obligations. This share withholding transaction was recognized as a repurchase of common stock and returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

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

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. This classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. The Level 3 liability consists of contingent consideration related to our acquisition of ValCom in the first quarter of 2011. The fair value of the contingent consideration was estimated by applying the income approach, which utilizes significant inputs that are unobservable in the market. Key assumptions used at the initial valuation date included a discount rate of 4.8% and a 100% probability of achievement. There have been no significant changes in those assumptions since the initial valuation date. In April 2012, we paid $1,000 of the contingent consideration. The third and final remaining payment of up to $1,000 is expected to be paid in the fourth quarter of 2012 upon achievement of a revenue milestone.

A roll forward of Level 3 liabilities is as follows:

	Three Months Ended
March 31,	2012	2011
Balance beginning of period	$1,960	$—
Fair value of ValCom contingent liability on date of acquisition	—	2,880
Payments	—	—
Change in fair value (included within selling, general and administrative expenses)	10	—

Balance end of period	$1,970	$2,880

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments at March 31, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at March 31, 2012	$38	$—	$—	$38
Money market fund deposits at December 31, 2011	38	—	—	38
Liabilities
Accrued expenses and other liabilities:
Contingent liability at March 31, 2012	—	—	1,970	1,970
Contingent liability at December 31, 2011	—	—	1,960	1,960

Note 9—Special Charges

In the first quarter of 2012, we recorded special charges of $1,135 related to awards granted upon the retirement of a former executive officer, as well as workforce reductions. We did not record any such charges in the three months ended March 31, 2011. A roll forward of the accrual for these charges for the three months ended March 31, 2012 is shown below.

March 31, 2012	Three Months Ended
Balance beginning of period	$—
Charges	1,135
Issuance of nonvested stock	(842)
Cash payments	(155)

Balance end of period	$138

The issuance of nonvested stock for $842 was a non-cash charge. The remaining obligation of $138 was reported as accrued payroll on the condensed consolidated balance sheet.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A.”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the SEC.

OVERVIEW

We are a leading direct marketer of a wide range of information technology, or IT, solutions. We help companies design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer an extensive range of services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses and consumers and small office/home office (“SOHO”) customers, in SMB, through our PC Connection Sales subsidiary, (b) large enterprise customers, in Large Account, through our MoreDirect and ValCom Technology (“ValCom”) subsidiaries, and (c) federal, state, and local government and educational institutions, in Public Sector, through our GovConnection subsidiary.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking total IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our ProConnection services group, and our acquisition of ValCom, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own

IT development to meet these new demands. This investment includes planned expenditures to update our websites. As buying trends change and electronic commerce continues to grow, customers have become more sophisticated due to the amount and quality of information available and the increased number of readily available choices. Customers are also better able to make price comparisons through the Internet, thereby necessitating more aggressive pricing strategies to remain competitive. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, our consolidated Internet sales have consistently represented between 30%–35% of net sales over the last three years and our gross profit margins have generally increased year over year for the past two years.

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time maintaining or improving our gross margin in all three segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general, and administrative, or SG&A, expenses while making major investments in our IT systems and solution selling personnel.

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

To operate more efficiently, we have undertaken a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of March 31, 2012, we have capitalized $9.5 million of software and integration costs for the initial phase of this software project. While we have not yet finalized our decisions regarding to what extent additional software will be acquired and implemented beyond the Customer Master Data Management (“MDM”) software we have acquired to date, we expect to increase our capital investments in our IT infrastructure in the next three years, which will also likely increase SG&A expenses.

RECENT EVENTS

Effective January 1, 2012, we merged our Consumer/SOHO segment into our SMB segment to better serve the Consumer/SOHO customers and to achieve operating efficiencies. We have revised the reporting of operating segments to reflect the new basis for assessing performance and allocating resources. Under this revised reporting structure, the operating results related to our consumer and SOHO customers that were formerly reported separately are now included within the SMB segment. We have restated prior year segment information to conform to our revised segment reporting structure.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
March 31,	2012	2011
Net sales (in millions)	$498.8	$461.9

Net sales	100.0%	100.0%
Gross margin	13.4	12.7
Selling, general and administrative expenses	11.3	11.1
Special charges	0.3	—
Income from operations	1.8%	1.6%

Net sales in the first quarter of 2012 increased by $36.8 million, or 8.0%, as our SMB, Large Account, and Public Sector sales increased year over year by 0.2%, 23.5%, and 2.0% respectively. Excluding ValCom sales from both quarters, our consolidated net sales would have increased by 5.9% year over year. As noted above, we combined our SMB and Consumer/SOHO segments on January 1, 2012. Excluding sales to our consumer and SOHO customers, SMB sales would have increased by 4.0% year over year. Gross margin (gross profit expressed as a percentage of net sales) increased in all three segments primarily due to our focus on margin improvement. SG&A expenses increased in dollars and as a percentage of net sales due to investments in internal systems projects, incremental variable compensation, and the inclusion of the operating expenses of ValCom, which we acquired late in the first quarter of 2011. Operating income in the first quarter of 2012 increased year over year by $1.5 million due to the increase in net sales and gross margin.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended
March 31,	2012	2011
Business Segment
SMB	45%	49%
Large Account	36	32
Public Sector	19	19

Total	100%	100%

Product Mix
Notebook	17%	18%
Desktop/Server	17	15
Software	14	14
Video, Imaging and Sound	10	10
Net/Com Product	10	9
Storage	7	9
Printer and Printer Supplies	7	8
Memory and System Enhancement	3	4
Accessory/Other	15	13

Total	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2012	2011
Business Segment
SMB	15.2%	14.1%
Large Account	11.8	11.4
Public Sector	11.9	11.5
Total	13.4%	12.7%

On a consolidated basis, gross margin increased year over year due primarily to improved invoice selling margins (25 basis points) and incremental vendor consideration (16 basis points) as a percentage of net sales compared to the prior year period. Invoice selling margins increased due to our company-wide focus on margin improvement and increased sales of higher-margin solution services and products.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to margins of other entities that include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses, as a percentage of net sales for the periods reported, are as follows:

	Three Months Ended
March 31,	2012	2011
Purchasing/Distribution Center	0.68%	0.69%

Operating Expenses

The following table breaks out our more significant SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended
March 31,	2012	2011
Personnel costs	$40.6	$36.4
Advertising	5.8	4.9
Facilities operations	2.6	2.4
Professional fees	2.0	2.0
Credit card fees	1.5	1.7
Depreciation and amortization	1.6	1.3
Bad debts	—	0.4
Other, net	2.4	2.2

Total	$56.5	$51.3

Percentage of net sales	11.3%	11.1%

Personnel costs increased year over year in the three months ended March 31, 2012, due to investments in solutions sales and support areas, increased variable compensation associated with higher gross profits, and the inclusion of the SG&A expenses of ValCom, which we acquired late in the first quarter of 2011.

Year-Over-Year Comparisons

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$225.3	45.2%	$224.7	48.7%	0.2%
Large Account	181.3	36.3	146.9	31.8	23.5
Public Sector	92.2	18.5	90.3	19.5	2.0

Total	$498.8	100.0%	$461.9	100.0%	8.0%

Gross Profit:
SMB	$34.2	15.2%	$31.6	14.1%	8.0%
Large Account	21.4	11.8	16.8	11.4	27.8
Public Sector	11.0	11.9	10.4	11.5	5.7

Total	$66.6	13.4%	$58.8	12.7%	13.2%

Net sales increased in the first quarter of 2012 compared to the first quarter of 2011, as explained below:

•

Net sales for the SMB segment increased only slightly year over year. Software and net/com sales increased year over year by double-digit growth rates, however, these increases were partially offset by lower sales to consumer and SOHO customers. Excluding these lower sales, SMB sales would have increased by 4.0% year over year. Sales representatives for the SMB segment totaled 395 at March 31, 2012, compared to 390 at March 31, 2011, and 391 at December 31, 2011.

•

Net sales for the Large Account segment increased by 23.5% year over year. This segment includes the operating results for ValCom, a provider of infrastructure management and onsite managed services, which we acquired late in the first quarter of 2011. Excluding ValCom’s sales for the quarter, Large Account sales would have increased year over year by 17.1% as IT demand continued to be strong in the enterprise sector. Sales representatives for our Large Account segment totaled 128 at March 31, 2012, compared to 122 at March 31, 2011, and 133 at December 31, 2011.

•

Net sales to government and education customers (Public Sector segment) increased year over year by 2.0% to $92.2 million. Sales to state and local government and educational institutions were relatively unchanged compared to last year, while sales to the federal government increased by 5.5% year over year. Sales representatives for our Public Sector segment totaled 136 at March 31, 2012, compared to 141 sales representatives at both March 31, 2011 and December 31, 2011.

Gross profit for the first quarter of 2012 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased primarily due to an increase in gross margin. Gross margin was higher year over year due to an increase in vendor consideration (44 basis points) and invoice selling margins (37 basis points). We attribute the improvement in invoice selling margins to our margin-improvement initiatives and increased sales of higher-margin solution products and services.

•

Gross profit for the Large Account segment increased due to higher net sales and gross margin. Improved invoice selling margins (32 basis points) and an increase in vendor funding (18 basis points) contributed to the margin improvement. We attribute the increase in invoice selling margins to the inclusion of higher-margin services revenue of ValCom, which we acquired in the first quarter of 2011.

•

Gross profit for the Public Sector segment increased due to an increase in net sales and gross margin. Gross margin improved as an increase in invoice selling margins (79 basis points) more than offset a decrease in vendor consideration (30 basis points).

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the first quarter of 2012 compared to the prior year quarter. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$28.0	12.4%	$26.5	11.8%	5.6%
Large Account	14.1	7.8	11.0	7.5	28.4
Public Sector	11.0	11.9	10.9	12.1	0.9
Headquarters/Other	3.4		2.9		16.3

Total	$56.5	11.3%	$51.3	11.1%	10.1%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales due to increased marketing expenditures and investments in solution sales and support personnel. Incremental variable compensation associated with the increase in gross profits discussed above also contributed to the overall dollar increase.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. The dollar increase resulted from investments in sales support areas, increased marketing expenditures, and the inclusion of the operating expenses of ValCom, which we acquired late in the first quarter of 2011. Incremental variable compensation associated with the increase in gross profits discussed above also contributed to the overall dollar increase. The increase as a percentage of net sales was due primarily to the higher SG&A expense rate attributable to ValCom and its services business model.

•

SG&A expenses for the Public Sector segment increased slightly in dollars, but decreased as a percentage of net sales. The increased usage of centralized headquarter services was largely offset by a decrease in advertising and personnel costs.

•

SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and related costs. The Headquarters/Other group provides services to the three reportable operating segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions. The increase relates to personnel and other costs related to senior management oversight, which is not normally allocated to operating units.

Special charges totaled $1.1 million in the first quarter of 2012 and were related to the retirement of a former executive officer, as well as workforce reductions. We did not record any such charges in the three months ended March 31, 2011.

Income from operations for the first quarter of 2012 increased to $9.0 million, compared to $7.5 million for the first quarter of 2011. Income from operations as a percentage of net sales was 1.8% for the first quarter of 2012, compared to 1.6% of net sales for the prior year quarter. The increases in operating income and operating margin resulted primarily from the respective increase in net sales and gross margin.

Our effective tax rate was 39.6% for the first quarter of 2012 compared to an effective tax rate of 40.5% for the first quarter of 2011. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant in 2012.

Net income for the first quarter of 2012 increased to $5.5 million, compared to $4.5 million for the first quarter of 2011, principally due to the increase in operating income.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. Aside from our expenditures on the Customer MDM software initiative, we expect our capital needs for the next twelve months to consist primarily of capital expenditures of $9.0 to $12.0 million and payments on capital lease and other contractual obligations of approximately $3.7 million. In addition, we continue to evaluate and assess our entire business software needs. That assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years. As of March 31, 2012, we have capitalized $9.5 million of software and integration costs for the Customer MDM software project, the first stage of our overall IT initiative, of which $1.2 million was capitalized in the first quarter of 2012.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2012, we had approximately $49.8 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and offsetting net changes in inventories and receivables with compensating changes in payables to generate a positive cash flow.

•

Credit Facilities. We did not have any borrowings outstanding at March 31, 2012 against our $50.0 million bank line of credit, which is available through February 2017. Accordingly, our entire line of credit was available for borrowing at March 31, 2012. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While we do not anticipate needing any additional sources of financing to fund our operations at this time, if demand for IT products declines, our cash flows from operations may be substantially affected. See more about this and related risks listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2012	2011
Net cash provided by operating activities	$55.1	$29.1
Net cash used for investing activities	(2.8)	(5.8)
Net cash used for financing activities	(7.2)	(0.1)

Increase in cash and cash equivalents	$45.1	$23.2

Cash provided by operating activities increased by $26.0 million in the first quarter of 2012 compared to the prior year quarter. Operating cash flow in the first quarter of 2012 resulted primarily from a decrease in accounts receivables and inventory, partially offset by a decrease in accounts payable. Accounts receivable decreased by $52.8 million from the prior year-end balance due to improved collection efforts and lower net sales in first quarter of 2012 compared to the fourth quarter of 2011. Days sales outstanding were 43 days at March 31, 2012, compared to 41 days at March 31, 2011, and 47 days December 31, 2011. Inventory decreased in the first quarter of 2012 by $14.9 million from the balance at December 31, 2011, due to lower inventory in transit and reduced stocking levels, which were previously elevated due to hard drive product constraints that existed at December 31, 2011. Inventory turns increased to 25 turns for the first quarter of 2012 compared to 24 turns for the prior year quarter.

At March 31, 2012, we had $111.9 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This amount includes $16.4 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet these obligations with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $3.0 million in the first quarter of 2012 compared to the prior year quarter primarily due to our cash purchase of ValCom ($3.7 million, net) in the first quarter of 2011. Cash used to purchase property and equipment amounted to $2.8 million in the first three months of 2012, compared to $2.1 million in the prior year period. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to in the above Liquidity and Capital Resources section. In addition, we agreed to pay up to $3.0 million upon the achievement of three performance milestones in connection with our acquisition of ValCom. The second of the three milestones was successfully achieved during the first quarter of 2012, and as a result, we paid $1.0 million in contingent consideration in April 2012. We expect to pay up to $1.0 million in additional contingent consideration for the remaining milestone in the fourth quarter of 2012.

Cash used for financing activities in the first quarter of 2012 increased over the prior year period primarily due to repurchases of outstanding stock and the repayment of $5.3 million in borrowings on our bank line of credit. We repurchased 161,969 shares at a total cost of $1.5 million in first quarter of 2012 (an average price of $9.05 per share). These repurchases were placed in treasury and are available for future equity grants or retirement. In addition, we withheld 29,600 shares, having a fair value of $0.3 million, upon the vesting of a stock award to satisfy related tax obligations during the quarter ended March 31, 2012. We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

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

Bank Line of Credit. Our bank line of credit provides us with a borrowing capacity of up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2012). The one-month LIBOR rate at March 31, 2012 was 0.24%. In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and special charges) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Borrowings under the credit facility during the first quarter of 2012 were minimal in amount and duration and were utilized to facilitate short-term working capital requirements.

We renewed our bank line of credit in February 2012 for a five-year period. The new bank facility contains substantially the same terms and conditions as our prior facility, except that the loan is collateralized only by receivables, and it no longer contains restrictions on the repurchase of our common stock or the payment of dividends.

This facility operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings under the line are classified as current. At March 31, 2012, the entire $50 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. Amounts outstanding under such facilities, which equaled $16.4 million in the aggregate as of March 31, 2012, are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox that extend to 2013 and 2014, respectively. These agreements, which grant us various marketing rights and seating access, require annual payments aggregating from $0.1 million to $0.4 million per year.

Off-Balance Sheet Arrangements. We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed since the report was filed.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, investments, and liens) with which we, and all of our subsidiaries, must comply. Any failure to comply with these covenants would constitute as a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility at March 31, 2012, and accordingly, the funded debt ratio did not limit potential borrowings at the quarter end. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated at March 31, 2012, as $252.7 million, whereas our actual consolidated stockholders’ equity at this date was $278.4 million.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. These policies include revenue recognition, accounts receivable, vendor allowances, inventory, and the value of goodwill and long-lived assets, including intangibles.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material changes have occurred in our market risks since December 31, 2011.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1A—Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2012, of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (2)
01/01/12—01/31/12	—	$—	—	$4,232,468
02/01/12—02/29/12	122,994	9.06	122,994	3,118,118
03/01/12—03/31/12	68,575	8.76	38,975	2,766,537

Total	191,569	$8.95	161,969	$2,766,537

(1)	In March 2012, 29,600 shares of our common stock were surrendered to satisfy statutory withholding requirements due upon the vesting of a restricted stock award.
(2)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number	Description

10.1+	Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

+	Incorporated by reference from exhibits filed with the Company’s Annual Report on Form 10-K, filed on February 28, 2012.
*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

PC CONNECTION, INC.

Date: May 7, 2012	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: May 7, 2012	By:	/S/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer, and Chief Financial Officer