Form 10-Q
period 2012-06-30
PC CONNECTION INC
filed 2012-08-08
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the issuer’s common stock as of August 1, 2012 was 26,451,532.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$63,424	$4,615
Accounts receivable, net	253,734	295,188
Inventories	74,921	77,437
Prepaid expenses and other current assets	4,655	4,713
Deferred income taxes	3,398	4,436
Income taxes receivable	2,479	1,927

Total current assets	$402,611	$388,316
Property and equipment, net	24,902	22,570
Goodwill	51,276	51,276
Other intangibles, net	4,697	5,205
Other assets	708	652

Total Assets	$484,194	$468,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligation to affiliate	$1,026	$971
Borrowings under bank line of credit	—	5,267
Accounts payable	138,199	130,900
Accrued expenses and other liabilities	31,222	30,902
Accrued payroll	12,649	12,964

Total current liabilities	$183,096	$181,004

Deferred income taxes	9,877	9,026
Other liabilities	3,017	3,471
Capital lease obligation to affiliate, less current maturities	462	989

Total Liabilities	$196,452	$194,490

Stockholders’ Equity:
Common stock	277	276
Additional paid-in capital	100,716	99,957
Retained earnings	196,575	182,274
Treasury stock at cost	(9,826)	(8,978)

Total Stockholders’ Equity	287,742	273,529

Total Liabilities and Stockholders’ Equity	$484,194	$468,019

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$542,569	$512,561	$1,041,332	$974,487
Cost of sales	470,998	445,667	903,150	848,774

Gross profit	71,571	66,894	138,182	125,713
Selling, general and administrative expenses	56,903	54,477	113,353	105,767
Special charges	—	—	1,135	—

Income from operations	14,668	12,417	23,694	19,946
Interest expense	(64)	(87)	(64)	(128)
Other, net	(29)	32	17	97

Income before taxes	14,575	12,362	23,647	19,915
Income tax provision	(5,749)	(4,882)	(9,346)	(7,941)

Net income	$8,826	$7,480	$14,301	$11,974

Earnings per common share:
Basic	$0.33	$0.28	$0.54	$0.45
Diluted	$0.33	$0.28	$0.54	$0.44

Weighted average common shares outstanding:
Basic	26,403	26,852	26,421	26,877

Diluted	26,519	26,923	26,554	26,959

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$14,301	$11,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,181	2,889
Provision for doubtful accounts	690	1,119
Deferred income taxes	1,889	1,077
Stock-based compensation expense	1,219	441
Loss on disposal of fixed assets	85	13
Income tax benefit (deficiency) from stock-based compensation	41	(6)
Excess tax benefit from exercise of stock options	(5)	—
Fair value adjustment to contingent consideration	(30)	(20)
Changes in assets and liabilities:
Accounts receivable	40,764	(884)
Inventories	2,516	(845)
Prepaid expenses and other current assets	(494)	(680)
Other non-current assets	(56)	(165)
Accounts payable	7,385	18,925
Accrued expenses and other liabilities	541	(962)

Net cash provided by operating activities	72,027	32,876

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,180)	(6,120)
Proceeds from sale of equipment	4	—
Acquisition of ValCom Technology, net of cash acquired	—	(4,745)
Purchase of intangible asset	—	(450)

Net cash used for investing activities	(5,176)	(11,315)

Cash Flows from Financing Activities:
Repayment of short-term borrowings	(12,471)	—
Proceeds from short-term borrowings	7,204	—
Purchase of treasury shares	(1,466)	(1,534)
Payment of contingent consideration	(960)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(308)	—
Repayment of capital lease obligation to affiliate	(472)	(423)
Issuance of stock under Employee Stock Purchase Plan	260	183
Exercise of stock options	166	131
Excess tax benefit from exercise of stock options	5	—

Net cash used for financing activities	(8,042)	(1,643)

Increase in cash and cash equivalents	58,809	19,918
Cash and cash equivalents, beginning of period	4,615	35,374

Cash and cash equivalents, end of period	$63,424	$55,292

Non-cash Investing and Financing Activities:
Issuance of nonvested stock from treasury	$926	$183
Accrued capital expenditures	344	454
Contingent consideration recorded in accrued expenses and other liabilities	—	1,900

See notes to unaudited condensed consolidated financial statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2012 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2012	2011	2012	2011
Numerator:
Net income	$8,826	$7,480	$14,301	$11,974

Denominator:
Denominator for basic earnings per share	26,403	26,852	26,421	26,877
Dilutive effect of employee stock awards	116	71	133	82

Denominator for diluted earnings per share	26,519	26,923	26,554	26,959

Earnings per share:
Basic	$0.33	$0.28	$0.54	$0.45

Diluted	$0.33	$0.28	$0.54	$0.44

For the three and six months ended June 30, 2012 and 2011, the following outstanding stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
June 30,	2012	2011	2012	2011
Common stock options	320	508	318	456

Note 3–Other Intangible Assets

At December 31, 2011, our intangible assets included the MoreDirect tradename of $1,190, which had an indefinite life and was not subject to amortization. In the second quarter of 2012, we determined that the tradename had an estimated remaining useful life of five years, and accordingly, we began amortizing the cost of the tradename over a five-year period on a straight-line basis. Our intangible assets and related accumulated amortization are detailed below:

		June 30, 2012			December 31, 2011
	Estimated Useful Lives	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer List	8	$3,400	$662	$2,738	$3,400	$336	$3,064
Tradename	5	1,390	131	1,259	1,390	64	1,326
License Agreement	5	1,250	550	700	1,250	435	815

Total Intangible Assets		$6,040	$1,343	$4,697	$6,040	$835	$5,205

For the three-month periods ended June 30, 2012 and 2011, we recorded amortization expense of $274 and $206, respectively. For the six-month periods ended June 30, 2012 and 2011, we recorded amortization expense of $508 and $263, respectively. The estimated amortization expense in each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2012	$587	(*)
2013	1,027
2014	1,014
2015	840
2016	609
2017 and thereafter	620

Total	$4,697

(*)	Represents estimated amortization expense for the six months ending December 31, 2012.

Note 4–Segment and Related Disclosures

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

On March 17, 2011, we acquired ValCom, a provider of IT infrastructure and on-site managed services to medium-to-large corporations, and have included its operating results in our Large Account segment from the date of the acquisition. For the six-month periods ended June 30, 2012 and 2011, we reported external sales for ValCom of $20,207 and $8,777, respectively, which were immaterial to our consolidated results. The operating results of ValCom for the six months ended June 30, 2012 and 2011 were also immaterial to our consolidated results.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and six months June 30, 2012 and 2011 is shown below:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales:
SMB	$229,619	$232,117	$454,914	$456,851
Large Account	196,947	160,717	378,263	307,564
Public Sector	116,003	119,727	208,155	210,072

Total net sales	$542,569	$512,561	$1,041,332	$974,487

Operating income (loss):
SMB	8,366	7,666	14,642	12,883
Large Account	8,703	6,996	16,056	12,793
Public Sector	1,869	1,981	1,829	1,444
Headquarters/Other	(4,270)	(4,226)	(8,833)	(7,174)

Total operating income	$14,668	$12,417	$23,694	$19,946
Interest expense	(64)	(87)	(64)	(128)
Other, net	(29)	32	17	97

Income before taxes	$14,575	$12,362	$23,647	$19,915

Selected Operating Expense:
Depreciation and amortization:
SMB	2	6	5	17
Large Account	518	405	983	556
Public Sector	44	45	88	77
Headquarters/Other	1,059	1,089	2,105	2,239

Total depreciation and amortization	$1,623	$1,545	$3,181	$2,889

Special charges (Headquarters/Other)	$—	$—	$1,135	$—
Assets at June 30, 2012:
SMB			140,142
Large Account			211,231
Public Sector			62,140
Headquarters/Other			70,681

Total assets			$484,194

The assets held by our operating segments are primarily accounts receivables, intercompany receivables, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment, and are presented net of intercompany balance eliminations of $41,778 as of June 30, 2012. Our capital expenditures are comprised largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors consolidated revenue by product mix (Notebook; Software; Desktop/Server; Net/Com Product; Video, Imaging and Sound; Storage; Printer and Printer Supplies; Memory and System Enhancement; and Accessory/Other).

Net sales by product mix is presented below:

	Three Months Ended		Six Months Ended
June 30,	2012	2011	2012	2011
Notebook	$105,342	$94,350	$190,041	$177,633
Software	84,839	76,254	157,125	139,100
Desktop/Server	82,424	81,494	164,867	152,492
Net/Com Product	52,361	50,089	100,712	93,374
Video, Imaging and Sound	49,764	52,326	97,967	100,995
Storage	38,659	35,720	74,692	75,049
Printer and Printer Supplies	37,143	37,557	74,314	73,781
Memory and System Enhancement	14,985	18,713	32,058	37,392
Accessory/Other	77,052	66,058	149,556	124,671

Total	$542,569	$512,561	$1,041,332	$974,487

Note 5–Commitments and Contingencies

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

Note 6–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility that expires in February 2017. The loan is collateralized by receivables, and has no restrictions on the repurchase of our common stock or the payment of dividends. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2012). The one-month LIBOR rate at June 30, 2012 was 0.24%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility. We had no outstanding bank borrowings during the second quarter of 2012, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At June 30, 2012, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At June 30, 2012 and December 31, 2011, accounts payable included $24,707 and $22,827, respectively, owed to these financial institutions.

Note 7–Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. We consider block repurchases directly from larger shareholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

In the six months ended June 30, 2012, we repurchased 162 shares for $1,466. As of June 30, 2012, we have repurchased an aggregate of 1,682 shares for $12,233, and the maximum approximate dollar value of shares that may yet be purchased under the board authorization is $2,767. During the six months ended June 30, 2012, we issued upon the vesting of restricted stock 125 shares from treasury with a fair value of $926 and have reflected the net remaining balance of treasury stock on the condensed consolidated balance sheet. In connection with the vesting, we withheld 36 shares, having an aggregate fair value of $308, to satisfy related statutory withholding obligations. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting. The shares withheld were returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

Note 8–Fair Value

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and a contingent liability related to the ValCom acquisition. The carrying values of cash, accounts receivable, and accounts payable approximate their fair values due to their short-term nature.

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

Level 1–Quoted prices in active markets for identical assets or liabilities.

Level 2–Include other inputs that are directly or indirectly observable in the marketplace.

Level 3–Unobservable inputs which are supported by little or no market activity.

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. This classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. The Level 3 liability consists of contingent consideration related to our acquisition of ValCom in the first quarter of 2011. The fair value of the contingent consideration was estimated by applying the income approach, which utilizes significant inputs that are unobservable in the market. Key assumptions used at the initial valuation date included a discount rate of 4.8% and a 100% probability of achievement. There have been no significant changes in those assumptions since the initial valuation date. In the second quarter of 2011, we paid the first $1,000 of the contingent consideration. In April 2012, we made a second payment of $1,000, which was initially valued at $960 at the date of the acquisition and has been increased by $40, representing the change in fair value over the period from acquisition to the payment date. The third and final payment of up to $1,000 is expected to be paid in the fourth quarter of 2012 upon achievement of the last revenue milestone.

A roll forward of Level 3 liabilities is as follows:

	Three Months Ended		Six Months Ended
June 30,	2012	2011	2012	2011
Balance, beginning of period	$1,970	$2,880	$1,960	$—
Fair value of ValCom contingent liability on date of acquisition	—	—	—	2,880
Payments	(1,000)	(1,000)	(1,000)	(1,000)
Change in fair value (included within selling, general and administrative expenses)	—	20	10	20

Balance, end of period	$970	$1,900	$970	$1,900

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments at June 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at June 30, 2012	$38	$—	$—	$38
Money market fund deposits at December 31, 2011	38	—	—	38
Liabilities
Accrued expenses and other liabilities:
Contingent liability at June 30, 2012	—	—	970	970
Contingent liability at December 31, 2011	—	—	1,960	1,960

Note 9–Special Charges

In the first six months of 2012, we recorded special charges of $1,135 related to awards granted upon the retirement of a former executive officer and certain workforce reductions. We did not record any such charges in the six months ended June 30, 2011. A roll forward of the liability for these charges is shown below.

June 30, 2012	Six Months Ended
Balance, beginning of period	$—
Charges	1,135
Issuance of nonvested stock	(842)
Cash payments	(256)

Balance, end of period	$37

The issuance of nonvested stock for $842 was a non-cash charge. The remaining obligation of $37 is included in accrued payroll on the condensed consolidated balance sheet.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking complete IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our ProConnection services group, and our acquisition of ValCom, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. This investment includes significant expenditures to update our websites. As buying trends change and electronic commerce continues to grow, customers have become more sophisticated due to the amount and quality of information available and the increased number of readily available choices. Customers are also better able to make price comparisons through the Internet, thereby necessitating more aggressive pricing strategies to remain competitive. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, our consolidated Internet sales have consistently represented between 30%–35% of net sales over the last three years and our gross profit margins have generally increased year over year for the past two years.

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

To support future growth, we continue to expand our ability to deliver complete IT solutions, which requires the addition of highly-skilled service engineers. We are still in the stages of this multi-year initiative, and, although we expect to realize the ultimate benefit of higher-margin service revenues, we believe that our SG&A expenses will continue to increase as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline.

To operate more efficiently, we have undertaken a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of June 30, 2012, we have capitalized $10.8 million of software and integration costs for the initial phase of this software project. While we have not yet finalized our decisions regarding to what extent additional software will be acquired and implemented beyond the Customer Master Data Management (“MDM”) software we have acquired to date, we expect to increase our capital investments in our IT infrastructure in the next three years, which will also likely increase SG&A expenses. In addition, when the Customer MDM software is placed into service, we expect depreciation expense to increase by $2.0 million on an annual basis.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2012	2011	2012	2011
Net sales (in millions)	$542.6	$512.6	$1,041.3	$974.5

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	13.2	13.0	13.3	12.9
Selling, general and administrative expenses	10.5	10.6	10.9	10.9
Special charges	—	—	0.1	—
Income from operations	2.7%	2.4%	2.3%	2.0%

Net sales in the second quarter of 2012 increased by $30.0 million, or 5.9%, compared to the second quarter of 2011. Slight declines in net sales for both our SMB and Public Sector were more than offset by a 22.5% increase in Large Account sales. As noted above, we combined our SMB and Consumer/SOHO segments on January 1, 2012. Excluding sales to our consumer and SOHO customers, SMB sales would have increased by 3.5% year over year, however, when combined with lower consumer and SOHO sales, overall sales decreased by 1.1%. Improvements in gross margin (gross profit expressed as a percentage of net sales) for both our SMB and Public Sector segments resulted in an overall margin improvement. SG&A expenses increased in dollars due to investments in internal systems projects and incremental variable compensation, but improved as a percentage of net sales. Operating income in the second quarter of 2012 increased year over year by $2.3 million to $14.7 million due to the increase in net sales and gross margin.

Net sales in the six months ended June 30, 2012 increased by $66.8 million, or 6.9%, compared to the six months ended June 30, 2011. Net sales for our SMB and Public Sector segments decreased slightly in the first six months of 2012 compared to the prior year period, while our Large Account revenues increased by 23.0%. SMB sales would have increased by 3.7% excluding sales to our consumer and SOHO customers, however, when combined with lower consumer and SOHO sales, overall sales decreased by 0.4%. Excluding ValCom sales for the six-month periods ended 2012 and 2011, our consolidated net sales would have increased by 5.7% year over year. Gross margin (gross profit expressed as a percentage of net sales) increased in all three segments in the six months ended June 30, 2012 as compared to the prior year period due to increased sales of higher-margin IT solutions and incremental vendor consideration as a percentage of net sales. Operating income in the six months ended June 30, 2012 increased year over year by $3.7 million to $23.7 million due to the increase in net sales and gross margin.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Six Months Ended
June 30,	2012	2011	2012	2011
Business Segment
SMB	42%	46%	44%	47%
Large Account	36	31	36	32
Public Sector	22	23	20	21

Total	100%	100%	100%	100%

Product Mix
Notebook	19%	18%	18%	18%
Software	16	15	15	14
Desktop/Server	15	16	16	16
Net/Com Product	10	10	10	10
Video, Imaging and Sound	9	10	10	10
Printer and Printer Supplies	7	7	7	8
Storage	7	7	7	8
Memory and System Enhancement	3	4	3	4
Accessory/Other	14	13	14	12

Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2012	2011	2012	2011
Business Segment
SMB	15.5%	14.8%	15.3%	14.5%
Large Account	11.6	12.0	11.7	11.7
Public Sector	11.3	11.1	11.6	11.2
Total	13.2%	13.0%	13.3%	12.9%

Consolidated gross profit dollars for the three and six months ended June 30, 2012 increased year over year due to an increase in net sales and gross margin compared to the respective prior year periods. On a consolidated basis, gross margin increased year over year in each of the three and six-month periods ended June 30, 2012, due to our focus on increasing sales of higher-margin product and service solutions.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, internal transfer, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities that include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses, as a percentage of net sales for the periods reported, are as follows:

	Three Months Ended		Six Months Ended
June 30,	2012	2011	2012	2011
Purchasing/Distribution Center	0.65%	0.61%	0.66%	0.65%

Operating Expenses

The following table breaks out our more significant operating, or SG&A, expenses for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
June 30,	2012	2011	2012	2011
Personnel costs	$41.1	$38.3	$81.8	$74.7
Advertising	4.8	5.6	10.6	10.5
Facilities operations	2.6	2.5	5.2	4.9
Professional fees	2.1	2.0	4.1	4.0
Credit card fees	1.6	1.7	3.0	3.3
Depreciation and amortization	1.6	1.5	3.2	2.9
Bad debts	0.5	0.6	0.4	1.0
Other, net	2.6	2.3	5.1	4.5

Total	$56.9	$54.5	$113.4	$105.8

Percentage of net sales	10.5%	10.6%	10.9%	10.9%

Personnel costs increased year over year in the three and six months ended June 30, 2012, due primarily to investments in solutions sales and support areas and incremental variable compensation associated with higher gross profits. The ValCom acquisition also added to the increase in personnel costs in the six months ended June 30, 2012.

Year-Over-Year Comparisons

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$229.6	42.3%	$232.1	45.2%	(1.1)%
Large Account	197.0	36.3	160.7	31.4	22.5
Public Sector	116.0	21.4	119.8	23.4	(3.1)

Total	$542.6	100.0%	$512.6	100.0%	5.9%

Gross Profit:
SMB	$35.5	15.5%	$34.4	14.8%	3.3%
Large Account	22.9	11.6	19.2	12.0	19.0
Public Sector	13.2	11.3	13.3	11.1	(0.8)

Total	$71.6	13.2%	$66.9	13.0%	7.0%

Net sales increased on a consolidated basis in the second quarter of 2012 compared to the second quarter of 2011, as explained below:

•

Net sales to small and medium businesses increased by 3.5% year over year, however, when combined with consumer and SOHO sales, the segment net sales decreased by 1.1%. On a product category basis, SMB experienced increased sales of software and solution services, with the latter reported under the Accessories/Other category. Virtualization and security software propelled the increase in software products. Sales representatives for the SMB segment totaled 387 at June 30, 2012, compared to 381 at June 30, 2011, and 395 at March 31, 2012.

•

Net sales for the Large Account segment increased by 22.5% to $197.0 million compared to net sales in the second quarter of 2011. Desktop and storage were the fastest growing product categories, although revenues increased across all product categories. Sales representatives for our Large Account segment totaled 125 at June 30, 2012, compared to 121 at June 30, 2011, and 128 at March 31, 2012.

•

Net sales to government and education customers (Public Sector segment) decreased year over year by 3.1% to $116.0 million. Sales to state and local government and educational institutions were relatively unchanged compared to last year, while sales to the federal government decreased by 11.6% year over year. Sales representatives for our Public Sector segment totaled 131 at June 30, 2012, compared to 144 at June 30, 2011, and 136 at March 31, 2012.

Gross profit for the second quarter of 2012 increased on a consolidated basis year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to an increase in invoice selling margins (36 basis points), which we attribute to our focus on increasing sales of higher margin products and services solutions.

•

Gross profit for the Large Account segment increased due to higher net sales, offset by a decrease in gross margin. Gross margins decreased due to lower agency revenues (36 basis points) and increased net freight costs (11 basis points), which were partially offset by an increase in invoice selling margins (11 basis points).

•

Gross profit for the Public Sector segment decreased in dollars, but gross margin increased due to our focus on increasing sales of higher margin products and service solutions and lower contract administration fees (11 basis points).

Selling, general and administrative expenses increased in dollars but decreased as a percentage of net sales on a consolidated basis in the second quarter of 2012 compared to the prior year quarter. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change

SMB	$27.2	11.8%	$26.7	11.5%	1.9%
Large Account	14.2	7.2	12.3	7.6	15.4
Public Sector	11.3	9.7	11.3	9.4	—
Headquarters/Other	4.2		4.2		—

Total	$56.9	10.5%	$54.5	10.6%	4.4%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales due primarily to incremental variable compensation associated with increased gross profits and investments in solution sales and support personnel.

•

SG&A expenses for the Large Account segment increased in dollars but decreased as a percentage of net sales. The dollar increase resulted from investments in sales support areas, incremental variable compensation associated with higher gross profit, and increased usage of centralized headquarter services.

•	SG&A expenses for the Public Sector segment were unchanged in dollars, but increased as a percentage of net sales due to lower federal government sales.

•

SG&A expenses for the Headquarters/Other group were unchanged compared to the prior year quarter. The Headquarters/Other group provides services to the three reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions.

Income from operations for the second quarter of 2012 increased to $14.7 million, compared to $12.4 million for the second quarter of 2011. Income from operations as a percentage of net sales was 2.7% for the second quarter of 2012, compared to 2.4% of net sales for the prior year quarter. The increases in operating income and operating margin resulted primarily from the respective increase in sales and gross margin.

Our effective tax rate was 39.4% for the second quarter of 2012 compared to an effective tax rate of 39.5% for the second quarter of 2011. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant for the rest of 2012.

Net income for the second quarter of 2012 increased to $8.8 million, compared to $7.5 million for the second quarter of 2011, principally due to the increase in operating income.

Six Months Ended June 30, 2012 Compared to Six Months Ended 30, 2011

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2012		2011
		% of Net		% of Net	%
	Amount	Sales	Amount	Sales	Change
Sales:
SMB	$454.9	43.7%	$456.9	46.9%	(0.4)%
Large Account	378.3	36.3	307.5	31.5	23.0
Public Sector	208.1	20.0	210.1	21.6	(0.9)

Total	$1,041.3	100.0%	$974.5	100.0%	6.9%

Gross Profit:
SMB	$69.8	15.3%	$66.1	14.5%	5.5%
Large Account	44.3	11.7	36.0	11.7	23.1
Public Sector	24.1	11.6	23.6	11.2	2.1

Total	$138.2	13.3%	$125.7	12.9%	9.9%

Net sales for the six months ended June 30, 2012 increased on a consolidated basis compared to the six months ended June 30, 2011, as explained below:

•

Net sales for the SMB segment continued to benefit from increased demand associated with the improvement in SMB customer profits, however, an increase in sales to small and medium-sized businesses was more than offset by lower sales to consumer and SOHO customers. Excluding these lower sales, SMB sales would have increased by 3.7% year over year.

•

The increase in Large Account sales was attributed to increased demand associated with improved corporate profits and our investments in solution sales and support. Excluding sales from ValCom, which we acquired late in the first quarter of 2011, Large Account sales would have increased by 19.8%.

•

The decrease in net sales for the Public Sector segment was due to constrained federal government spending. Federal government sales decreased by 3.4% in the first six months of 2012, however, sales to state and local government and educational institutions were relatively unchanged in the first six months of 2012 compared to prior year.

Gross profit for the six months ended June 30, 2012 increased in dollars and as a percentage of net sales (gross margin) on a consolidated basis compared to the six months ended June 30, 2011, as explained below:

•

Gross profit for the SMB segment increased due to an increase in gross margin. Gross margin was higher due to an increase in selling margins (26 basis points), which we attribute to our focus on increasing sales of higher margin products and services solutions.

•

Gross profit for the Large Account segment increased due to the increase in net sales. Gross margin was unchanged as improved invoice selling margins (21 basis points) were offset by a decrease in agency fees (19 basis points). We attribute the increase in invoice selling margins to the inclusion of higher-margin services revenue of ValCom, which we acquired late in the first quarter of 2011.

•

Gross profit for the Public Sector segment increased primarily due to an increase in gross margin. Gross margin increased due to a reduction in net freight costs (9 basis points) and our focus on increasing sales of higher margin products and services.

Selling, general and administrative expenses in the six months ended June 30, 2012 increased in dollars, but was unchanged as a percentage of net sales compared to the six months ended June 30, 2011. The year-over-year changes attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Six Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change

SMB	$55.1	12.1%	$53.2	11.6%	3.6%
Large Account	28.3	7.5	23.2	7.5	22.0
Public Sector	22.3	10.7	22.2	10.6	0.5
Headquarters/Other	7.7		7.2		6.9

Total	$113.4	10.9%	$105.8	10.9%	7.2%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of sales due to increased marketing expenditures and investments in solution sales and support. Incremental variable compensation associated with the increase in gross profits also contributed to the overall dollar increase.

•

SG&A expenses for the Large Account segment increased in dollars, but remained unchanged as a percentage of net sales. The dollar increase resulted from investments in sales support areas, increased marketing expenditures, and the inclusion of the operating expenses of ValCom, which we acquired late in the first quarter of 2011. Incremental variable compensation associated with the increase in gross profits discussed above also contributed to the overall dollar increase.

•

SG&A expenses for the Public Sector segment increased slightly in dollars and as a percentage of net sales, as a decrease in advertising expenditures was more than offset by increased usage of centralized headquarters services.

•	Unallocated SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and other costs related to senior management oversight.

Special charges totaled $1.1 million in the six months ended June 30, 2012 and were related to the retirement of a former executive officer, as well as workforce reductions. We did not record any such charges in the six months ended June 30, 2011.

Income from operations for the six months ended June 30, 2012 increased to $23.7 million, or 2.3% of net sales, compared to $19.5 million, or 2.0% of net sales for the comparable prior year period. Our increase in operating income and operating margin in the six months ended June 30, 2012 resulted primarily from the increase in net sales and gross margin, compared to the prior year period.

Our effective tax rate was 39.5% for the six months ended June 30, 2012 compared to the effective tax rate of 39.9% for the prior year period of 2011. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant in 2012.

Net income for the six months ended June 30, 2012 increased to $14.3 million, compared to $12.0 million for the six months ended June 30, 2011, principally due to the year-over-year increase in operating income in the first six months of 2012.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. Aside from our expenditures on the Customer MDM software initiative, we expect our capital needs for the next twelve months to consist primarily of capital expenditures of $9.0 to $12.0 million and payments on capital lease and other contractual obligations of approximately $4.0 million. In addition, we are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years. As of June 30, 2012, we have capitalized $10.8 million of software and integration costs for the Customer MDM software project, the first stage of our overall IT initiative, of which $2.5 million was capitalized in the first six months of 2012.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2012, we had approximately $63.4 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and mitigating net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. We did not have any borrowings outstanding at June 30, 2012 against our $50.0 million bank line of credit, which is available through February 2017. Accordingly, our entire line of credit was available for borrowing at June 30, 2012. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2012	2011
Net cash provided by operating activities	$72.0	$32.8
Net cash used for investing activities	(5.2)	(11.3)
Net cash used for financing activities	(8.0)	(1.6)

Increase in cash and cash equivalents	$58.8	$19.9

Cash provided by operating activities increased by $39.2 million in the six months ended June 30, 2012, compared to the prior year period. Operating cash flow in the six months ended June 30, 2012, resulted primarily from net income before depreciation and amortization, an increase in payables, and a decrease in receivables. Accounts receivable decreased by $41.5 million from the prior year-end balance due to improved collections as days sales outstanding decreased to 41 days at June 30, 2012, compared to 47 days at December 31, 2011. Inventory decreased from the prior year-end balance by $2.5 million. Inventory turns increased to 28 turns for the second quarter of 2012 compared to 25 turns for the prior year quarter.

At June 30, 2012, we had $138.2 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This amount includes $24.7 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet these obligations with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $6.1 million in the six months ended June 30, 2012 compared to the prior year period primarily due to our cash purchase of ValCom in the first half of 2011 which represented a net cash investment of $4.7 million. Cash used to purchase property and equipment amounted to $5.2 million in the first six months of 2012, compared to $6.1 million in the prior year period. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to in the above Liquidity and Capital Resources section.

Cash used for financing activities in the six months ended June 30, 2012 increased by $6.4 million compared to the prior year period. The increase was due primarily due to the repayment in the first quarter of 2012 of $5.3 million in borrowings on our bank line of credit. In addition, we also paid $1.0 million in contingent consideration for the achievement of the second of three milestones for the ValCom acquisition. We expect to pay up to an additional $1.0 million in contingent consideration for the remaining milestone in the fourth quarter of 2012. We withheld 36,213 shares, having a fair value of $0.3 million, upon the vesting of stock awards to satisfy related tax obligations during the six months ended June 30, 2012. Our treasury stock purchases were comparable to the prior year period, however we continue to consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collaterized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2012). The one-month LIBOR rate at June 30, 2012 was 0.24%. In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and special charges) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Borrowings under the credit facility during the six months of 2012 were minimal in amount and duration and were utilized to facilitate short-term working capital requirements in the first quarter of 2012.

This facility operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings under the line are classified as current. At June 30, 2012, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $24.7 million in the aggregate as of June 30, 2012, are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Operating Leases. We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Bank Line of Credit. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, investments, and liens) with which we, and all of our subsidiaries, must comply. Any failure to comply with these covenants would constitute as a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the second quarter of 2012, and accordingly, the funded debt ratio did not limit potential borrowings at the quarter end. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated at June 30, 2012, as $257.2 million, whereas our actual consolidated stockholders’ equity at this date was $287.7 million.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. These policies include revenue recognition, accounts receivable, vendor allowances, value of goodwill and long-lived assets, including intangibles, and inventory.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended June 30, 2012, of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (2)
04/01/12 – 04/30/12	—	$—	—	$2,766,573
05/01/12 – 05/31/12	6,613	8.96	—	$2,766,573
06/01/12 – 06/30/12	—	—	—	$2,766,573

Total	6,613	$8.96	—	$2,766,573

(1)	In May 2012, 6,613 shares of our common stock were surrendered to satisfy statutory withholding requirements due upon the vesting of restricted stock awards.
(2)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number		Description

10.1	*	Seventh Amendment, dated May 21, 2012, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockland, Maryland.

10.2	*	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated 2007 Stock Incentive Plan.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Date: August 8, 2012	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: August 8, 2012	By:	/s/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer, and Chief Financial Officer