Form 10-Q
period 2012-09-30
PC CONNECTION INC
filed 2012-11-07
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of November 1, 2012 was 26,510,827.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$53,528	$4,615
Accounts receivable, net	270,308	295,188
Inventories	65,478	77,437
Prepaid expenses and other current assets	3,880	4,713
Deferred income taxes	3,398	4,436
Income taxes receivable	1,899	1,927

Total Current Assets	$398,491	$388,316
Property and equipment, net	25,399	22,570
Goodwill	51,276	51,276
Other intangibles, net	4,403	5,205
Other assets	734	652

Total Assets	$480,303	$468,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of capital lease obligation to affiliate	$1,055	$971
Borrowings under bank line of credit	—	5,267
Accounts payable	128,460	130,900
Accrued expenses and other liabilities	25,182	30,902
Accrued payroll	14,384	12,964

Total Current Liabilities	$169,081	$181,004

Deferred income taxes	9,511	9,026
Other liabilities	3,042	3,471
Capital lease obligation to affiliate, less current maturities	187	989

Total Liabilities	$181,821	$194,490

Stockholders’ Equity:
Common stock	277	276
Additional paid-in capital	101,363	99,957
Retained earnings	206,476	182,274
Treasury stock at cost	(9,634)	(8,978)

Total Stockholders’ Equity	298,482	273,529

Total Liabilities and Stockholders’ Equity	$480,303	$468,019

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$561,294	$575,646	$1,602,626	$1,550,133
Cost of sales	489,088	505,210	1,392,238	1,353,984

Gross profit	72,206	70,436	210,388	196,149
Selling, general and administrative expenses	55,906	54,554	169,259	160,321
Special charges	—	—	1,135	—

Income from operations	16,300	15,882	39,994	35,828
Interest expense	(69)	(93)	(133)	(221)
Other, net	6	32	23	129

Income before taxes	16,237	15,821	39,884	35,736
Income tax provision	(6,336)	(6,435)	(15,682)	(14,376)

Net income	$9,901	$9,386	$24,202	$21,360

Earnings per common share:
Basic	$0.37	$0.35	$0.92	$0.80
Diluted	$0.37	$0.35	$0.91	$0.80

Weighted average common shares outstanding:
Basic	26,470	26,615	26,437	26,788

Diluted	26,660	26,692	26,586	26,860

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$24,202	$21,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,851	4,375
Provision for doubtful accounts	1,453	1,765
Deferred income taxes	1,523	1,933
Stock-based compensation expense	1,376	698
Loss on disposal of fixed assets	80	13
Income tax benefit from stock-based compensation	213	68
Excess tax benefit from exercise of stock options	(15)	—
Fair value adjustment to contingent consideration	(44)	(20)
Changes in assets and liabilities:
Accounts receivable	23,427	(30,407)
Inventories	11,959	1,617
Prepaid expenses and other current assets	861	1,786
Other non-current assets	(82)	(157)
Accounts payable	(2,398)	22,100
Accrued expenses and other liabilities	(3,725)	(2,761)

Net cash provided by operating activities	63,681	22,370

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,010)	(8,483)
Proceeds from sale of equipment	10	—
Acquisition of ValCom Technology, net of cash acquired	—	(4,745)
Purchase of intangible asset	—	(450)

Net cash used for investing activities	(7,000)	(13,678)

Cash Flows from Financing Activities:
Repayment of short-term borrowings	(12,471)	—
Proceeds from short-term borrowings	7,204	—
Purchase of treasury shares	(1,466)	(3,823)
Payment of contingent consideration	(960)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(504)	(206)
Repayment of capital lease obligation to affiliate	(718)	(643)
Issuance of stock under Employee Stock Purchase Plan	260	183
Exercise of stock options	872	183
Excess tax benefit from exercise of stock options	15	—

Net cash used for financing activities	(7,768)	(4,306)

Increase in cash and cash equivalents	48,913	4,386
Cash and cash equivalents, beginning of period	4,615	35,374

Cash and cash equivalents, end of period	$53,528	$39,760

Non-cash Investing and Financing Activities:
Issuance of nonvested stock from treasury	$1,314	$633
Accrued capital expenditures	388	746
Contingent consideration recorded in accrued expenses and other liabilities	—	1,900

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2012 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2012	2011	2012	2011
Numerator:
Net income	$9,901	$9,386	$24,202	$21,360

Denominator:
Denominator for basic earnings per share	26,470	26,615	26,437	26,788
Dilutive effect of employee stock awards	190	77	149	72

Denominator for diluted earnings per share	26,660	26,692	26,586	26,860

Earnings per share:
Basic	$0.37	$0.35	$0.92	$0.80

Diluted	$0.37	$0.35	$0.91	$0.80

For the three and nine months ended September 30, 2012 and 2011, the following outstanding stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
September 30,	2012	2011	2012	2011
Common stock options	210	483	315	534

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

		September 30, 2012			December 31, 2011
	Estimated Useful Lives	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer List	8	$3,400	$826	$2,574	$3,400	$336	$3,064
Tradename	5	1,390	204	1,186	1,390	64	1,326
License Agreement	5	1,250	607	643	1,250	435	815

Total Intangible Assets		$6,040	$1,637	$4,403	$6,040	$835	$5,205

For the three-month periods ended September 30, 2012 and 2011, we recorded amortization expense of $294 and $184, respectively. For the nine-month periods ended September 30, 2012 and 2011, we recorded amortization expense of $802 and $447, respectively. The estimated amortization expense in each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2012	$293	(*)
2013	1,027
2014	1,014
2015	840
2016	609
2017 and thereafter	620

Total	$4,403

(*)	Represents estimated amortization expense for the three months ending December 31, 2012.

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

On March 17, 2011, we acquired ValCom, a provider of IT infrastructure and on-site managed services to medium-to-large corporations, and have included its operating results in our Large Account segment from the date of the acquisition. For the nine-month periods ended September 30, 2012 and 2011, we reported external sales for ValCom of $29,258 and $17,208, respectively, which were immaterial to our consolidated results. The operating results of ValCom for the nine months ended September 30, 2012 and 2011 were also immaterial to our consolidated results.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2012 and 2011 is shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales:
SMB	$219,235	$224,453	$674,149	$681,304
Large Account	192,818	206,564	571,081	514,128
Public Sector	149,241	144,629	357,396	354,701

Total net sales	$561,294	$575,646	$1,602,626	$1,550,133

Operating income (loss):
SMB	7,350	7,916	21,992	20,799
Large Account	8,413	7,926	24,469	20,719
Public Sector	3,883	2,810	5,712	4,254
Headquarters/Other	(3,346)	(2,770)	(12,179)	(9,944)

Total operating income	$16,300	$15,882	$39,994	$35,828
Interest expense	(69)	(93)	(133)	(221)
Other, net	6	32	23	129

Income before taxes	$16,237	$15,821	$39,884	$35,736

Selected Operating Expense:
Depreciation and amortization:
SMB	3	6	8	23
Large Account	545	398	1,528	954
Public Sector	39	47	127	124
Headquarters/Other	1,083	1,033	3,188	3,274

Total depreciation and amortization	$1,670	$1,484	$4,851	$4,375

Special charges (Headquarters/Other)	$—	$—	$1,135	$—
Assets at September 30, 2012:
SMB			141,905
Large Account			215,316
Public Sector			68,609
Headquarters/Other			54,473

Total assets			$480,303

The assets held by our operating segments are primarily accounts receivables, intercompany receivables, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment, and are presented net of intercompany balance eliminations of $31,951 as of September 30, 2012. Our capital expenditures are comprised largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors consolidated revenue by product mix (Notebook; Desktop/Server; Software; Net/Com Product; Video, Imaging and Sound; Printer and Printer Supplies; Storage; Memory and System Enhancement; and Accessory/Other).

Net sales by product mix is presented below:

	Three Months Ended		Nine Months Ended
September 30,	2012	2011	2012	2011
Notebook	$108,474	$98,210	$298,515	$275,843
Desktop/Server	84,061	98,994	248,928	251,486
Software	81,902	82,204	239,027	221,304
Net/Com Product	54,718	56,627	155,430	150,001
Video, Imaging and Sound	51,907	64,552	149,874	165,547
Printer and Printer Supplies	41,227	40,691	115,541	114,472
Storage	37,090	39,266	111,782	114,315
Memory and System Enhancement	18,829	17,745	50,887	55,137
Accessory/Other	83,086	77,357	232,642	202,028

Total	$561,294	$575,646	$1,602,626	$1,550,133

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

Note 6–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility that expires February 24, 2017. The loan is collateralized by receivables, and has no restrictions on the repurchase of our common stock or the payment of dividends. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at September 30, 2012). The one-month LIBOR rate at September 30, 2012 was 0.22%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility. We had no outstanding bank borrowings during the third quarter of 2012, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At September 30, 2012, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At September 30, 2012 and December 31, 2011, accounts payable included $13,996 and $22,827, respectively, owed to these financial institutions.

Note 7–Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. We consider block repurchases directly from larger shareholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

In the nine months ended September 30, 2012, we repurchased 162 shares for $1,466. As of September 30, 2012, we have repurchased an aggregate of 1,682 shares for $12,233, and the maximum approximate dollar value of shares that may yet be purchased under the board authorization is $2,767. During the nine months ended September 30, 2012, we issued, upon the vesting of restricted stock, 177 shares from treasury with a fair value of $1,314 and have reflected the net remaining balance of treasury stock on the condensed consolidated balance sheet. In connection with the vesting, we withheld 52 shares, having an aggregate fair value of $504, to satisfy related statutory withholding obligations. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting. The shares withheld were returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

Note 8–Fair Value

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and a contingent liability related to the ValCom acquisition. The carrying values of cash, accounts receivable, and accounts payable approximate their fair values due to their short-term nature.

We are required to measure fair value under a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1–Quoted prices in active markets for identical assets or liabilities.

Level 2–Include other inputs that are directly or indirectly observable in the marketplace.

Level 3–Unobservable inputs which are supported by little or no market activity.

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. This classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. The Level 3 liability consists of contingent consideration related to our acquisition of ValCom in the first quarter of 2011. The fair value of the contingent consideration was estimated by applying the income approach, which utilizes significant inputs that are unobservable in the market. Key assumptions used at the initial valuation date included a discount rate of 4.8% and a 100% probability of achievement. In the second quarter of 2011, we paid the first $1,000 of the contingent consideration. In the second quarter of 2012, we made a second payment of $1,000, which was initially valued at $960 at the date of the acquisition and was increased by $40, representing the change in fair value over the period from acquisition to the milestone date. We paid $916 in contingent consideration in the fourth quarter of 2012 for the last milestone, which was valued at $970 at December 31, 2011. The decrease represents the change in fair value over the period from December 31, 2011 to the milestone date.

A roll forward of Level 3 liabilities is as follows:

	Three Months Ended		Nine Months Ended
September 30,	2012	2011	2012	2011
Balance, beginning of period	$970	$1,900	$1,960	$ —
Fair value of ValCom contingent liability on date of acquisition	—	—	—	2,880
Payments	—	—	(1,000)	(1,000)
Change in fair value (included within selling, general and administrative expenses)	(54)	—	(44)	20

Balance, end of period	$916	$1,900	$ 916	$1,900

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments at September 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at September 30, 2012	$38	$—	$—	$38
Money market fund deposits at December 31, 2011	38	—	—	38
Liabilities
Accrued expenses and other liabilities:
Contingent liability at September 30, 2012	—	—	916	916
Contingent liability at December 31, 2011	—	—	1,960	1,960

Note 9–Special Charges

In the first nine months of 2012, we recorded special charges of $1,135 related to awards granted upon the retirement of a former executive officer and certain workforce reductions. We did not record any such charges in the nine months ended September 30, 2011. A roll forward of the liability for these charges is shown below.

September 30, 2012	Nine Months Ended
Balance, beginning of period	$—
Charges	1,135
Issuance of nonvested stock	(842)
Cash payments	(284)

Balance, end of period	$9

The issuance of nonvested stock for $842 was a non-cash charge. The remaining obligation of $9, which we expect to pay in the fourth quarter of 2012, is included in accrued payroll on the condensed consolidated balance sheet.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A.“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the SEC.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. Our customers increasingly seek complete IT solutions, rather than simply the acquisition of specific IT products, and our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our ProConnection services group, and our acquisition of ValCom, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. This investment includes significant expenditures to update our websites. As buying trends change and electronic commerce continues to grow, customers have become more sophisticated due to the amount and quality of information available and the increased number of readily available choices. Customers are also better able to make price comparisons through the Internet, thereby necessitating more aggressive pricing strategies to remain competitive. While it is not possible for us to estimate with any degree of accuracy the level of sales we may have lost or may lose in the future as a result of such increased buyer sophistication, we believe we are able to successfully compete by providing comprehensive product and service solutions, and our consolidated net sales and gross profit margins have increased over the last three years.

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time improving our gross margin in all three sales segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general, and administrative, or SG&A, expenses while making major investments in our IT systems and solution selling personnel.

To support future growth, we continue to expand our ability to deliver complete IT solutions, which requires the addition of highly-skilled service engineers. We are still in the early stages of this multi-year initiative, and although we expect to realize the ultimate benefit of higher-margin service revenues, we believe that our SG&A expenses will continue to increase as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline.

To operate more efficiently, we have undertaken a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of September 30, 2012, we have capitalized $12.0 million of software and integration costs for the initial phase of this software project, related to Customer Master Data Management (“Customer MDM”), and we expect to fully place this asset into service in 2013. When the Customer MDM software is placed into service, we expect depreciation expense to increase by $2.0 million on an annual basis. While we have not yet finalized our decisions regarding to what extent additional software will be acquired and implemented beyond the Customer MDM software we have acquired to date, we expect to increase our capital investments in our IT infrastructure in the next three years, which will also likely increase SG&A expenses.

RECENT EVENTS

Effective January 1, 2012, we merged our Consumer/SOHO segment into our SMB segment to better serve the Consumer/SOHO customer and to achieve operating efficiencies. We have revised the reporting of operating segments to reflect the new basis for assessing performance and allocating resources. Under this revised reporting structure, the operating results related to our consumer and SOHO customers that were formerly reported separately are now included within the SMB segment. We have restated prior year segment information to conform to our revised segment reporting structure.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2012	2011	2012	2011
Net sales (in millions)	$561.3	$575.6	$1,602.6	$1,550.1

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	12.9	12.2	13.1	12.6
Selling, general and administrative expenses	10.0	9.4	10.5	10.3
Special charges	—	—	0.1	—
Income from operations	2.9%	2.8%	2.5%	2.3%

Net sales in the third quarter of 2012 decreased by $14.4 million, or 2.5%, compared to the third quarter of 2011. Declines in net sales for both our SMB and Large Account customers were partially offset by an increase in Public Sector sales. As noted above, we combined our SMB and Consumer/SOHO segments on January 1, 2012. Sales to small and medium businesses increased by 2.2% year over year, however, when combined with lower consumer and SOHO sales, overall sales for this segment decreased by 2.3%. Improvements in gross margin (gross profit expressed as a percentage of net sales) for our Large Account and, to a lesser extent, our Public Sector segment more than offset a small decrease in SMB gross margins, resulting in an overall gross margin improvement. SG&A expenses increased in dollars due to investments in internal systems projects and incremental variable compensation. Operating income in the third quarter of 2012 increased to $16.3 million, or 2.9% of net sales, due to the increase in gross margin.

Net sales in the nine months ended September 30, 2012 increased by $52.5 million, or 3.4%, compared to the nine months ended September 30, 2011 due to the $57.0 million increase in our Large Account sales. Sales to small and medium businesses increased by 3.2% year over year, however, when combined with lower consumer and SOHO sales, overall sales for this segment decreased by 1.1%. Gross margin increased in all three segments in the nine months ended September 30, 2012 compared to the prior year period due to increased sales of higher-margin IT product and service solutions. SG&A expenses increased in dollars due to investments in internal systems projects and incremental variable compensation. Operating income in the nine months ended September 30, 2012 increased year over year by $4.2 million to $40.0 million due to the increase in net sales and gross margin.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2012	2011	2012	2011
Business Segment
SMB	39%	39%	42%	44%
Large Account	34	36	36	33
Public Sector	27	25	22	23

Total	100%	100%	100%	100%

Product Mix
Notebook	19%	17%	19%	18%
Desktop/Server	15	17	16	16
Software	15	14	15	14
Net/Com Product	10	10	10	10
Video, Imaging and Sound	9	11	9	11
Printer and Printer Supplies	7	7	7	7
Storage	7	7	7	7
Memory and System Enhancement	3	3	3	4
Accessory/Other	15	14	14	13

Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2012	2011	2012	2011
Business Segment
SMB	15.4%	15.6%	15.4%	14.8%
Large Account	11.5	9.8	11.7	10.9
Public Sector	10.8	10.5	11.3	10.9
Total	12.9%	12.2%	13.1%	12.6%

Consolidated gross profit dollars as well as gross margin increased year over year in each of the three and nine-month periods ended September 30, 2012, due to our focus on increasing sales of higher-margin product and service solutions. Product margin, which includes vendor funding and freight, increased year over year by 55 basis points and 40 basis points in the three and nine-month periods ended September 30, 2012, respectively.

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

	Three Months Ended		Nine Months Ended
September 30,	2012	2011	2012	2011
Purchasing/Distribution Center	0.61%	0.61%	0.64%	0.64%

Operating Expenses

The following table breaks out our more significant SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
September 30,	2012	2011	2012	2011
Personnel costs	$39.9	$39.0	$121.6	$113.7
Advertising	5.4	5.1	16.0	15.6
Facilities operations	2.6	2.5	7.8	7.4
Professional fees	1.9	1.8	6.0	5.8
Credit card fees	1.8	1.6	4.8	5.0
Depreciation and amortization	1.7	1.5	4.9	4.4
Bad debts	0.3	0.6	0.7	1.5
Other, net	2.3	2.5	7.5	6.9

Total	$55.9	$54.6	$169.3	$160.3

Percentage of net sales	10.0%	9.4%	10.5%	10.3%

Personnel costs increased year over year in the three and nine months ended September 30, 2012, due primarily to investments in solutions sales and support areas and incremental variable compensation associated with higher gross profits. The ValCom acquisition also added to the increase in personnel costs in the nine months ended September 30, 2012.

Year-Over-Year Comparisons

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$219.2	39.1%	$224.4	39.0%	(2.3)%
Large Account	192.9	34.3	206.6	35.9	(6.7)
Public Sector	149.2	26.6	144.6	25.1	3.2

Total	$561.3	100.0%	$575.6	100.0%	(2.5)%

Gross Profit:
SMB	$33.8	15.4%	$35.0	15.6%	(3.5)%
Large Account	22.3	11.5	20.2	9.8	10.1
Public Sector	16.1	10.8	15.2	10.5	6.1

Total	$72.2	12.9%	$70.4	12.2%	2.5%

Net sales decreased on a consolidated basis in the third quarter of 2012 compared to the third quarter of 2011, as explained below:

•

Net sales for the SMB business segment were $219.2 million in the third quarter of 2012. Sales to small and medium businesses increased by 2.2% year over year, however, when combined with lower consumer and SOHO sales, overall sales for this segment decreased by 2.3%. Sales representatives for the SMB segment totaled 386 at September 30, 2012, compared to 380 at September 30, 2011, and 387 at June 30, 2012.

•

Net sales for the Large Account segment decreased year over year by 6.7% to $192.9 million. Prior year period sales for this segment included two, large client deployments totaling $36 million that did not repeat in 2012. Sales representatives for our Large Account segment totaled 130 at September 30, 2012, compared to 129 at September 30, 2011, and 125 at June 30, 2012.

•

Net sales to government and education customers (Public Sector segment) increased year over year by 3.2% to $149.2 million. Sales to state and local government and educational institutions increased by 4.1% compared to last year, and sales to the federal government increased by 1.6% year over year due to higher contract sales. Sales representatives for our Public Sector segment totaled 135 at September 30, 2012, compared to 143 at September 30, 2011, and 131 at June 30, 2012.

Gross profit for the third quarter of 2012 increased year over year on a consolidated basis in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment decreased due to lower sales and gross margin. Gross margin decreased due to lower agency fees (18 basis points) and lower product margin (10 basis points), which includes vendor consideration and freight.

•

Gross profit for the Large Account segment increased due to higher gross margin, which benefited from higher agency fees (26 basis points) and increased product margin (152 basis points). Our focus on higher-margin solution selling contributed to the increase in product margin.

•

Gross profit for the Public Sector segment increased due to an increase in product margin (15 basis points), which we attribute to our focus on increasing sales of higher margin product and service solutions.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales on a consolidated basis in the third quarter of 2012 compared to the prior year quarter. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change

SMB	$26.5	12.1%	$27.1	12.1%	(2.2)%
Large Account	13.9	7.2	12.3	5.9	13.0
Public Sector	12.2	8.2	12.4	8.6	(1.6)
Headquarters/Other	3.3		2.8		17.9

Total	$55.9	10.0%	$54.6	9.4%	2.4%

•

SG&A expenses for the SMB segment decreased in dollars but was unchanged as a percentage of net sales. The decrease in dollars was due primarily to reduced advertising costs, lower bad debt expense, and our focus on cost controls.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. The dollar and percentage of net sales increase resulted from investments in sales support areas and incremental variable compensation associated with higher gross profit.

•

SG&A expenses for the Public Sector segment decreased in dollars due to our focus on cost controls. SG&A decreased as a percentage of net sales due to the leverage gained by the increase in net sales and our cost containment initiatives.

•

SG&A expenses for the Headquarters/Other group increased compared to prior year quarter due to an increase in unallocated personnel and other costs related to senior management oversight. The Headquarters/Other group provides services to the three reportable operating segments in areas such as finance, human resources, IT, product management, and marketing. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions.

Income from operations for the third quarter of 2012 increased to $16.3 million, compared to $15.9 million for the third quarter of 2011. Income from operations as a percentage of net sales was 2.9% for the third quarter of 2012, compared to 2.8% of net sales for the prior year quarter. The increases in operating income and operating margin resulted primarily from the increase in gross margin.

Our effective tax rate was 39.0% for the third quarter of 2012 compared to an effective tax rate of 40.7% for the third quarter of 2011. Our tax rate will continue to vary based on variations in state tax allocations for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant for the rest of 2012.

Net income for the third quarter of 2012 increased to $9.9 million, compared to $9.4 million for the third quarter of 2011, principally due to the increase in operating income.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended 30, 2011

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2012		2011
		% of Net		% of Net	%
	Amount	Sales	Amount	Sales	Change
Sales:
SMB	$674.1	42.1%	$681.3	44.0%	(1.1)%
Large Account	571.1	35.6	514.1	33.1	11.1
Public Sector	357.4	22.3	354.7	22.9	0.8

Total	$1,602.6	100.0%	$1,550.1	100.0%	3.4%

Gross Profit:
SMB	$103.6	15.4%	$101.1	14.8%	2.4%
Large Account	66.6	11.7	56.2	10.9	18.5
Public Sector	40.2	11.3	38.8	10.9	3.7

Total	$210.4	13.1%	$196.1	12.6%	7.3%

Net sales for the nine months ended September 30, 2012 increased on a consolidated basis compared to the nine months ended September 30, 2011, as explained below:

•

Net sales for the SMB segment benefited from increased demand associated with the improvement in SMB customer profits, however, the increase in sales to small and medium-sized businesses was more than offset by lower sales to consumer and SOHO customers. Excluding these lower sales, SMB sales would have increased by 3.2% year over year.

•

The increase in Large Account sales is attributable to increased demand associated with improved corporate profits and our investments in solution sales and support. Excluding sales from ValCom, which we acquired late in the first quarter of 2011, Large Account sales would have increased by 9.0%.

•

Net sales for the Public Sector in the first nine months of 2012 were relatively unchanged compared to the prior year period. Federal government sales decreased due to constrained federal government spending, however, this decrease was offset by increased sales to state and local government and educational institutions.

Gross profit for the nine months ended September 30, 2012 increased in dollars and as a percentage of net sales (gross margin) on a consolidated basis compared to the nine months ended September 30, 2011, as explained below:

•

Gross profit for the SMB segment increased due to an increase in gross margin. Gross margin was higher due to an increase in product margin (42 basis points), which we attribute to our focus on increasing sales of higher margin product and service solutions.

•

Gross profit for the Large Account segment increased due to the increase in net sales as well as gross margin. Gross margin increased due to improved product margins (84 basis points), which benefited from increased sales of higher-margin products and services solutions.

•

Gross profit for the Public Sector segment increased primarily due to an increase in gross margin. Gross margin increased due to improved invoice product margin (26 basis points), which we attribute to our focus on increasing sales of higher margin products and services.

Selling, general and administrative expenses in the nine months ended September 30, 2012 increased in dollars, and as a percentage of net sales compared to the nine months ended September 30, 2011. The year-over-year changes attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change

SMB	$81.7	12.1%	$80.3	11.8%	1.7%
Large Account	42.1	7.4	35.5	6.9	18.6
Public Sector	34.5	9.7	34.6	9.7	(0.3)
Headquarters/Other	11.0		9.9		11.1

Total	$169.3	10.5%	$160.3	10.3%	5.6%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of sales due to increased personnel expense associated with investments in sales and sales support. Incremental variable compensation related to the increase in gross profits also contributed to the overall dollar increase.

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

•

SG&A expenses for the Public Sector segment decreased slightly in dollars and was unchanged as a percentage of net sales, despite an increase in gross profit, due to an increased focus on cost controls.

•	Unallocated SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and other costs related to senior management oversight.

Special charges totaled $1.1 million in the nine months ended September 30, 2012 and were related to the retirement of a former executive officer, as well as workforce reductions. We did not record any such charges in the nine months ended September 30, 2011.

Income from operations for the nine months ended September 30, 2012 increased to $40.0 million, or 2.5% of net sales, compared to $35.8 million, or 2.3% of net sales for the comparable prior year period. Our increase in operating income and operating margin in the nine months ended September 30, 2012 resulted primarily from the increase in net sales and gross margin, compared to the prior year period.

Our effective tax rate was 39.3% for the nine months ended September 30, 2012 compared to the effective tax rate of 40.2% for the prior year period of 2011. Our tax rate will continue to vary based on variations in state tax allocations for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant in 2012.

Net income for the nine months ended September 30, 2012 increased to $24.2 million, compared to $21.4 million for the nine months ended September 30, 2011, principally due to the year-over-year increase in operating income in the first nine months of 2012.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. Aside from our expenditures on the Customer MDM software initiative, we expect our capital needs for the next twelve months to consist primarily of capital expenditures of $9.0 to $12.0 million and payments on capital lease and other contractual obligations of approximately $4.0 million. In addition, we are currently in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years. As of September 30, 2012, we have capitalized $12.0 million of software and integration costs for the Customer MDM software project, the first stage of our overall IT initiative, of which $3.7 million was capitalized in the nine months ended September 30, 2012.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2012, we had approximately $53.5 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and mitigating net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. We did not have any borrowings outstanding at September 30, 2012 against our $50.0 million bank line of credit, which is available through February 2017. Accordingly, our entire line of credit was available for borrowing at September 30, 2012. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited, however, by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2012	2011
Net cash provided by operating activities	$63.7	$22.4
Net cash used for investing activities	(7.0)	(13.7)
Net cash used for financing activities	(7.8)	(4.3)

Increase in cash and cash equivalents	$48.9	$4.4

Cash provided by operating activities increased by $41.3 million in the nine months ended September 30, 2012, compared to the prior year period. Operating cash flow in the nine months ended September 30, 2012, resulted primarily from net income before depreciation and amortization and a decrease in receivables and inventory. Accounts receivable decreased by $24.9 million from the prior year-end balance due to improved collections. Days sales outstanding decreased to 41 days at September 30, 2012, compared to 47 days at December 31, 2011, and was unchanged compared to September 30, 2011. Inventory decreased from the prior year-end balance by $12.0 million. Inventory turns were 27 as of September 30, 2012, compared to 25 turns as of December 31, 2011, and 28 turns as of September 30, 2011.

At September 30, 2012, we had $128.5 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This amount includes $14.0 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory so financed. We believe we will be able to meet these obligations with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $6.7 million in the nine months ended September 30, 2012 compared to the prior year period primarily due to our cash purchase of ValCom in the first half of 2011, which represented a net cash investment of $4.7 million. Cash used to purchase property and equipment amounted to $7.0 million in the first nine months of 2012, compared to $8.5 million in the prior year period. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to in the above Liquidity and Capital Resources section.

Cash used for financing activities in the nine months ended September 30, 2012 increased by $3.5 million compared to the prior year period. The increase was due primarily to the repayment in the first quarter of 2012 of $5.3 million in borrowings on our bank line of credit and the payment of $1.0 million in contingent consideration for the achievement of the second milestone for the ValCom acquisition. In October 2012, we paid $0.9 million in contingent consideration for the final ValCom acquisition milestone. We withheld 51,971 shares, having a fair value of $0.5 million, upon the vesting of stock awards to satisfy related tax obligations during the nine months ended September 30, 2012. Our purchases of common stock for treasury were $2.4 million lower than the prior year period, however, we continue to consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collaterized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at

September 30, 2012). The one-month LIBOR rate at September 30, 2012 was 0.22%. In addition, we have the option to increase the facility by an additional $30.0 million, based on sufficient levels of trade receivables to meet borrowing base requirements, and depending on meeting minimum Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and special charges) and equity requirements, described below under “Factors Affecting Sources of Liquidity.” Borrowings under the credit facility during the first nine months of 2012 were minimal in amount and duration and were utilized to facilitate short-term working capital requirements in the first quarter of 2012.

This facility operates under an automatic cash management program whereby disbursements in excess of available cash are added as borrowings at the time disbursement checks clear the bank, and available cash receipts are first applied against any outstanding borrowings and then invested in short-term qualified cash investments. Accordingly, borrowings under the line are classified as current. At September 30, 2012, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $14.0 million in the aggregate as of September 30, 2012 are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

Capital Leases. We have a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges. The initial term of the lease expires in the fourth quarter of 2013, and we have the option to renew the lease for two additional terms of five years each.

Operating Leases. We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Sports Marketing Multi-Year Commitments. We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox that extend to 2013 and 2014, respectively. These agreements, which grant us various marketing rights and seating access, require annual payments aggregating from $0.1 million to $0.4 million per year.

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

Bank Line of Credit. Our credit facility contains certain financial ratios, operational covenants, and other restrictions (including restrictions on additional debt, guarantees, investments, and liens) with which we, and all of our subsidiaries, must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the third quarter of 2012, and accordingly, the funded debt ratio did not limit potential borrowings at the quarter end. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated at September 30, 2012, as $262.1 million, whereas our actual consolidated stockholders’ equity at this date was $298.5 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4–CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2012, of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (2)
07/01/12 – 07/31/12	—	$—	—	$2,766,537
08/01/12 – 08/31/12	15,758	12.45	—	$2,766,537
09/01/12 – 09/30/12	—	—	—	$2,766,537

Total	15,758	$12.45	—	$2,766,537

(1)	In August 2012, 15,758 shares of our common stock were surrendered to satisfy statutory withholding requirements due upon the vesting of restricted stock awards. The shares withheld were returned to treasury but did not apply against authorized repurchase limits under our share program described below.
(2)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The program does not have a fixed expiration date.

Item 5—Other Information

On October 18, 2012, PC Connection, Inc. entered into an amendment to its lease agreement with EWE Warehouse Investments V, Ltd, dated May 13, 1993. This amendment will be effective December 1, 2012 and will extend the term of the lease until November 30, 2013.

Item 6—Exhibits

Exhibit Number		Description

10.1	*	Eighth Amendment, dated October 18, 2012, to the Lease agreement between PC Connection, Inc. and EWE Warehouse Investments V, Ltd, dated December 13, 1999, for property located at Old State 73, Wilmington, OH.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

PC CONNECTION, INC. AND SUBSIDIARIES

Date: November 7, 2012	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: November 7, 2012	By:	/s/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer, and Chief Financial Officer