Form 10-K
period 2012-12-31
PC CONNECTION INC
filed 2013-03-04
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-23827

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2012, based on $10.62 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $96,018,882.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 15, 2013:

Class	Number of Shares
Common Stock, $.01 par value	25,956,449

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

GENERAL

We are a direct marketer of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We have three operating segments, which serve primarily: (a) small-to medium-sized businesses, or SMBs, and consumers and small office/home office, or Consumer/SOHO customers, in our SMB segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect and ValCom Technology, or ValCom, subsidiaries, and (c) federal, state, and local government and educational institutions, in our Public Sector segment, through our GovConnection subsidiary. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media. We offer a broad selection of over 300,000 products at competitive prices, including products from Acer, Apple, Cisco Systems, Dell, EMC, Hewlett-Packard, IBM, Lenovo, Microsoft, and Symantec. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500, previously known as the VARBusiness 500, for twelve straight years. Over the past few years, we have received various awards, including the Microsoft Operational Excellence Platinum Award for outstanding performance and commitment to customer satisfaction. We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We strive to identify the unique needs of our corporate, government, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, deployment, and infrastructure management of IT environments. As of December 31, 2012, we employed 650 sales representatives, whose average tenure exceeded six years. Sales representatives are responsible for managing corporate and public sector accounts and focus on outbound sales calls to current and prospective customers. These sales representatives are supported by a growing group of technical sales specialists, or TSSs, who provide technical support for more complex sales opportunities. We believe that increasing our sales representatives’ productivity is important to our future success, and we have increased our investments in this area accordingly.

We market our products and services through our websites: www.pcconnection.com, www.moredirect.com, www.govconnection.com, and www.macconnection.com. Our websites provide extensive product information, customized pricing, and the convenience of online orders.

We also publish several catalogs, including PC Connection®, focusing on PCs and compatible products, and MacConnection®, focusing on Apple personal computers and compatible products. We also issue, from time to time, specialty catalogs, including GovConnection catalogs directed to government and educational institutions and Connection Magazine, directed to mid-market, enterprise, and healthcare customers.

Additional financial information regarding our business segments and geographic data about our customers and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and in Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or the SEC. Such reports and information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains such reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We maintain a corporate website with the address www.pcconnection.com. We are not including the information contained in our website as part of, or incorporating by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC.

MARKET AND COMPETITION

We generate approximately 42% of our sales from the SMB market, 36% from medium-to-large corporate accounts (Fortune 1000), and 22% from government and educational institutions. The overall IT market that we serve is estimated to be in excess of $140 billion.

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

We believe new entrants to the direct marketing channel must overcome a number of obstacles, including:

•	the substantial time and resources required to build a customer base of meaningful size and profitability for cost-effective operation;

•	the high costs of developing the information and operating infrastructure required to successfully compete as a direct marketer;

•	the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

•	the difficulty of building relationships with manufacturers to achieve favorable product allocations and attractive pricing terms; and

•	the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

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

•

Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, and networking infrastructure, at costs that allow our customers to be more productive while maximizing their IT budgets. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

•

Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. Our Large Account segment specializes in Internet-based solutions and provides electronic integration between its customers and suppliers.

•

Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on six practice areas—Lifecycle, Data Center, Networking, Mobility, Storage, and Software. These IT practice groups are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these six practice groups to transform our company into a recognized IT solution provider, which will enable us to capture a greater share of the IT expenditures of our customers.

•

Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500, previously known as the VARBusiness 500, for each of the last twelve years. In 2007, Forbes Magazine acknowledged us as one of America’s most trustworthy companies reflecting our commitment to maintaining a corporate environment that fosters high ethical standards. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while ensuring our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

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

GROWTH STRATEGIES

Our growth strategies are designed to increase revenues by maximizing operational efficiencies while offering innovative products and value added service offerings, increasing penetration of our existing customers, and expanding our customer base. Our six key elements of growth are:

•

Expanding hardware and software offerings. We offer our customers an extensive range of IT hardware and software products, and in response to customer demand, we continually evaluate and add new products as they become available. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices.

•

Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers. Our Lifecycle, Data Center, Networking, Mobility, Storage, and Software services practice groups consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers. Our investment in these six practice areas is expected to increase our share of our customers’ annual IT expenditures by broadening the range of products and services they purchase from us.

•

Targeting customer segments. Through increased targeted marketing, we seek to expand the number of our active customers and generate additional sales to existing customers by providing more value-added services and solutions. We have developed specialty catalogs featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server, and networking products. We also utilize Internet marketing campaigns that focus on select markets, such as healthcare.

•

Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives and providing ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating clients’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives with technical support on more complex sales opportunities through our expanding group of TSSs.

•

Pursuing strategic acquisitions and alliances. We seek acquisitions and alliances that add new customers, strengthen our product offerings, add management talent, and produce operating results which are accretive to our core business earnings.

•

Migrating to cloud-based solutions for our customers. Cloud computing will be a key driver of new IT spending as our customers seek scalable, cost-effective solutions. We plan to aggressively expand our cloud-based solution sales and build deeper relationships with our customers.

SERVICE AND SUPPORT

Since our founding in 1982, our primary objective has been to provide products and services that meet the demands and needs of customers and to supplement those products with up-to-date product information and excellent customer service and support. We believe that offering our customers superior value, through a combination of product knowledge, consistent and reliable service and support, and leading products at competitive prices, differentiates us from other direct marketers and provides the foundation for developing a broad and loyal customer base.

We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first. We provide toll-free technical support from 9:00 a.m. through 5:30 p.m. Eastern Time, Monday through Friday. Product support technicians assist callers with questions concerning compatibility, installation, and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service. In-house technicians perform both warranty and non-warranty repair on most major systems and hardware products.

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

MARKETING AND SALES

We sell our products through our direct marketing channels to (i) SMBs including small office/home office customers, (ii) government and educational institutions, and (iii) medium-to-large corporate accounts. We strive to be the primary supplier of IT products and solutions, including personal computers and related products, to our existing and prospective customers by providing exemplary customer service. We use multiple marketing approaches to reach existing and prospective customers, including:

•	outbound telemarketing and field sales;

•	digital, web and print media advertising;

•	marketing programs targeted to specific customer populations; and

•	catalogs and inbound telesales.

All of our marketing approaches emphasize our broad product offerings, fast delivery, customer support, competitive pricing, and our wide range of service solutions.

Sales Channels. We believe that our ability to establish and maintain long-term customer relationships and to encourage repeat purchases is largely dependent on the strength of our sales personnel and programs. Because our customers’ primary contact with us is through our sales representatives, we are committed to maintaining a qualified, knowledgeable, and motivated sales staff with its principal focus on customer service.

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

Internet Sales. (www.pcconnection.com, www.moredirect.com, www.govconnection.com, and www.macconnection.com) We provide product descriptions and prices for generally all products online. Our PC Connection website also provides updated information for more than 300,000 items and on-screen images for more than 170,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites are an important sales source and communication tool for improving customer service.

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

Inbound Telesales. Our inbound sales representatives answer customer telephone calls generated by our catalogs and other advertising programs. They assist customers in making purchasing decisions, process product orders, and respond to customer inquiries on order status, product pricing, and availability. Using our proprietary information systems, sales representatives can quickly access customer records which detail purchase history and billing and shipping information which helps expedite the ordering process.

Business Segments. We conduct our business operations through three business segments: SMB, Large Account, and Public Sector.

SMB Segment. Our principal target customers in this segment are small-to-medium-sized business customers with 20 to 1,000 employees. We use a combination of outbound telemarketing, including some on-site sales solicitation by business development managers, and Internet sales through Internet Business Accounts, to reach these customers. Effective January 1, 2012, we merged our Consumer/SOHO segment into our SMB segment to better serve the Consumer/SOHO customers and improve operating efficiencies. We have revised the reporting of our segments to reflect the new basis for assessing performance and allocating resources.

Large Account Segment. Through our MoreDirect subsidiary’s custom designed Web-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing, evaluating, purchasing, and tracking a wide variety of IT products and services. MoreDirect’s strategy is to be the primary single source procurement portal for its large corporate customers. MoreDirect’s sales representatives typically have ten to twenty years of experience and are located strategically across the United States. This allows them to work directly with customers, often on site. MoreDirect generally places its product orders with manufacturers and/or distribution companies for drop shipment directly to its customers. Through our ValCom subsidiary, we also offer advanced network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software to our medium-to-large customers.

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

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2012	2011	2010
Business Segment
SMB	42%	44%	46%
Large Account	36	34	31
Public Sector	22	22	23

Total	100%	100%	100%

Catalog Distribution. We publish a variety of catalogs including PC Connection® for the PC market and MacConnection® for the Apple market. In 2012, we published 12 editions of PC Connection® and 8 MacConnection® catalogs. We distribute catalogs to purchasers on our in-house mailing list as well as to prospective customers. In addition, we distribute specialty catalogs to educational and government customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wide assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as healthcare providers.

Specialty Marketing. Our specialty marketing activities include direct mail and print campaigns, email programs, website promotions, and video/multimedia presentations.

Customers. We maintain an extensive database of customers and prospects currently aggregating more than 10 million names. However, no single customer accounted for more than 3% of our consolidated revenue in 2012. The loss of any single customer will not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

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

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2012	2011	2010
Notebook	19%	18%	17%
Software	15	15	14
Desktop/Server	15	16	16
Net/Com Product	10	10	10
Video, Imaging and Sound	9	10	12
Printer and Printer Supplies	7	7	8
Storage	7	7	7
Memory and System Enhancements	3	4	4
Accessory/Services/Other	15	13	12

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

During the year ended December 31, 2012, we shipped approximately 68% of our sales directly from our distribution partners, and the balance was shipped from our distribution facility in Wilmington, Ohio. For the years ended December 31, 2012, 2011, and 2010, product purchases from Ingram Micro, Inc., our largest vendor, accounted for 26%, 25%, and 25%, respectively, of our total product purchases. Purchases from Synnex comprised 14%, 14%, and 12% of our total product purchases in 2012, 2011, and 2010, respectively. Purchases from Tech Data Corporation comprised 10%, 12%, and 14% of our total product purchases in 2012, 2011, and 2010, respectively. Purchases from Hewlett-Packard, or HP, comprised 9%, 10%, and 9% of our total product purchases in 2012, 2011, and 2010, respectively. No other vendor accounted for more than 10% of our total product purchases in the years ended December 31, 2012, 2011, or 2010. We believe that, while we may experience some short-term supply disruption and such disruption could have a material adverse effect on our results of operations and cash flows, alternative sources for products obtained directly from Ingram Micro, Synnex, Tech Data, and HP are available to us.

Products manufactured by HP represented 27% of our net sales in 2012, and 28% in both 2011 and 2010. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

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

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products. Orders are transmitted electronically from our various sales facilities to our Wilmington distribution center after credit approval, where packaging documentation is printed automatically and order fulfillment takes place. Our customers are given several shipping options, ranging from expedited overnight delivery through our Everything Overnight® service to normal ground freight service. Through our Everything Overnight® service, orders accepted up until 7:00 p.m. Eastern Time, can be shipped from our distribution center for overnight delivery via United Parcel Service (“UPS”) or FedEx Corporation. Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Our MoreDirect subsidiary generally utilizes drop shipping for substantially all product orders. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 68% of net sales in 2012 and 65% of net sales in 2011. In future years, we expect that products drop shipped from suppliers will continue to increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf. Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery. Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer. Inventory held for such staged delivery requests aggregated $12.9 million and $15.0 million at December 31, 2012 and 2011, respectively.

We maintain inventories of fast moving products that account for a high percentage of our ongoing product sales transactions and sales dollars. We may also, from time to time, make large inventory purchases of certain first-to-market products or end-of-life products to obtain favorable purchasing discounts. We also maintain sufficient inventory levels of high volume components and accessories used for configuration services.

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

We are in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of December 31, 2012, we have capitalized $13.0 million of software and integration costs for the Customer Master Data Management, or MDM, software project which is the first stage of our overall IT initiative. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs excluding the MDM project, if fully implemented, would likely exceed $20.0 million over the next three years. For further discussion see “Liquidity and Capital Resources” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

COMPETITION

The direct marketing and sale of IT products, including personal computers and related products, is highly competitive. We compete with other direct marketers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. We also compete with:

•	certain product manufacturers that sell directly to customers as well as some of our own suppliers, such as Apple, Dell, HP, and Lenovo;

•	distributors that sell directly to certain customers;

•	local and regional VARs;

•	various franchisers, office supply superstores, and national computer retailers; and

•	companies with more extensive websites and commercial online networks.

Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of our competitors are larger than we are and have substantially greater financial resources. These and other factors related to our competitive position are discussed more fully in the “Overview” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

We believe that price, product selection and availability, and service and support are the most important competitive factors in our industry.

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include PC Connection®, MoreDirect®, GovConnection®, MacConnection®, Cloud ConnectionTM, and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection®, HealthConnection®, ProConnection™, TRAXX™, Graphics Connection®, Education Connection®, Get Connected®, Connect®, Your Brands, Your Way, Next Day®, and WebSPOC®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2012, we employed 1,938 persons (full-time equivalent), of whom 937 (including 287 management and support personnel) were engaged in sales-related activities, 381 were engaged in providing IT services and customer service and support, 310 were engaged in purchasing, marketing, and distribution-related activities, 98 were engaged in the operation and development of management information systems, and 212 were engaged in administrative and finance functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

Item 1A. Risk Factors

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms, or the negative of those terms.

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

The economic instability and the unrest in the financial markets may adversely affect our business and reduce our operating results.

Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business investment, loss of consumer confidence, and fiscal uncertainty at both federal and state government levels. Although businesses have increased their IT spending in recent years, considerable uncertainty exists regarding expected economic conditions, and future delays or reductions in IT spending could have a material adverse effect on demand for our products and consequently on our financial results.

It is difficult to predict how long the economic instability and unrest in the financial markets will continue, the extent, if any, to which they may deteriorate, and to which our business may be adversely affected. However, if IT spending should again decline, we are likely to experience an adverse impact, which may be material on our business and our results of operations.

We have experienced variability in sales, and there is no assurance that we will be able to maintain profitable operations.

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	shifts in customer demand that affect our distribution models, including demand for total solutions;

•	loss of customers to competitors;

•	industry shipments of new products or upgrades;

•	changes in overall demand and timing of product shipments related to government spending;

•	changes in vendor distribution of products;

•	changes in our product offerings and in merchandise returns;

•	the timing of new merchandise and catalog offerings;

•	fluctuations in shipping, printing, postage, and paper costs;

•	fluctuations in response rates; and

•	adverse weather conditions that affect response, distribution, or shipping.

Our results also may vary based on our ability to manage personnel levels in response to fluctuations in revenue. We base personnel levels and other operating expenditures on sales forecasts. If our revenues do not meet anticipated levels in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with other direct marketers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, also sell their products directly to end users through their own catalogs, stores, and via the Internet. We also compete with computer retail stores and websites, who are increasingly selling to business customers and may become a significant competitor. We compete not only for customers, but also for advertising support from personal computer product manufacturers. Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

Generally, pricing is very aggressive in our industry, and we expect pricing pressures to escalate should economic conditions deteriorate. An increase in price competition could result in a reduction of our profit margins. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions, or otherwise. Also, our sales of IT hardware products generally result in lower profit margins than those associated with software products. Such pricing pressures could result in an erosion of our market share, reduced sales, and reduced operating margins, any of which could have a material adverse effect on our business.

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

Virtualization of IT resources and applications, including networks, servers, applications, and data storage may disrupt or alter our traditional distribution models.

Our customers can access, through a Cloud platform, business-critical solutions without the significant initial capital investment required for dedicated infrastructure. Migrating to a cloud-based environment increases the risk of data security, connectivity, and performance for our customers. There can be no assurances that we can mitigate these risks for our customers, or that we will be able to effectively compete using these virtual distribution models. Our inability to compete effectively with current or future virtual distribution model competitors, or adapt to a cloud-based environment, could have a material, adverse effect on our business.

Our business could be materially adversely affected by any failure, interruption, or security lapse of our information technology systems.

Our ability to effectively manage our business depends significantly on our information systems and infrastructure. The failure of our current systems, or future upgrades, to operate effectively or to integrate with other systems, could result in transaction errors, processing inefficiencies, and the loss of sales and customers, disrupting our business. In addition, cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to Company or customer data, denial of service attacks, the processing of fraudulent transactions and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have in place various processes, procedures and controls to monitor and mitigate these threats, there can be no assurance that these will be sufficient to prevent a material security threat. If any of these events were to materialize, they could lead to disruption of our operations or loss of sensitive information as well as subject us to regulatory actions, litigation, or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, or cash flows.

Should our financial performance not meet expectations and our stock price trade below current levels, we may be required to record a significant charge to earnings for impairment of goodwill.

We test goodwill for impairment each year and more frequently if potential impairment indicators arise. Although the fair value of goodwill held by our Large Account reporting unit substantially exceeded its carrying value at our annual impairment test, should the financial performance of the reporting unit not meet expectations due to the economy or otherwise, we would likely adjust downward its expected future operating results and cash flows. Such adjustment may result in a determination that the carrying value of goodwill for the reporting unit exceeds its fair value. This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $51.3 million aggregate carrying amount of goodwill held by our Large Account reporting unit, resulting in a negative effect on our results of operations.

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

We could experience Internet and other system failures which would interfere with our ability to process orders.

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

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 63%, 65%, and 69% of our total product purchases in the years ended December 31, 2012, 2011, and 2010, respectively. Among these five vendors, purchases from Ingram represented 26%, 25%, and 25% of our total product purchases in 2012, 2011, and 2010, respectively. Purchases from Synnex Corporation represented 14%, 14%, and 12% of our total product purchases in 2012, 2011, and 2010, respectively. Purchases from Tech Data

Corporation represented 10%, 12%, and 14% of our total product purchases in 2012, 2011, and 2010, respectively. Purchases from HP represented 9%, 10%, and 9% of our total product purchases in 2012, 2011, and 2010, respectively. No other vendor supplied more than 10% of our total product purchases in the years ended December 31, 2012, 2011, or 2010. If we were unable to acquire products from Ingram, Synnex, Tech Data, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP represented 27% of our net sales in 2012 and 28% of our net sales in both 2011 and 2010. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2012 was $126.1 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

The methods of distributing IT products are changing, and such changes may negatively impact us and our business.

The manner in which IT hardware and software are distributed and sold is changing, and new methods of distribution and sale, such as online shopping services, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, Dell, HP, and Lenovo, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end users could have a material adverse effect on our results of operations.

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

Shipping costs are a significant expense in the operation of our business. Increases in postal or shipping rates could significantly impact the cost of shipping customer orders and mailing our catalogs. Postage prices and shipping rates increase periodically, and we have no control over future increases. We have a long-term contract with UPS, and believe that we have negotiated favorable shipping rates with our carriers. We generally invoice customers for shipping and handling charges. There can be no assurance that we will be able to pass on to our customers the full cost, including any future increases in the cost, of commercial delivery services.

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

We have had an increasing level of sales made via the Internet in part because of the growing use and acceptance of the Internet by end users. Sales of computer products via the Internet represent a significant portion of overall computer product sales. Growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. We cannot accurately predict the rate at which they will do so.

Our success in growing our Internet business will depend in large part upon our development of an increasingly sophisticated infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may impact the performance of our existing Internet infrastructure. Additionally, our ability to increase the speed with which we provide services to customers and to increase the scope of such services ultimately is limited by, and reliant upon, the sophistication, speed, reliability, and cost-effectiveness of the networks operated by third parties, and these networks may not continue to be developed or be available at prices consistent with our required business model. Also, increasing customer sophistication requires that we provide additional website features and functionality in order to be competitive in the marketplace and maintain market share.

We face uncertainties relating to unclaimed property and the collection of state sales and use tax.

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. Many states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies. Our three sales companies are registered in substantially all states, however, if a state were to determine that our earlier contacts with that state exceeded the constitutionally permitted contacts, the state could assess a tax liability relating to our prior year sales. A comprehensive multi-state unclaimed property audit continues to be in process, and total accruals for unclaimed property aggregated $2.4 million at December 31, 2012.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 63% of the outstanding shares of our common stock as of December 31, 2012. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

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

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the fourth quarter of 2013 and the first quarter of 2014, and contain provisions to renew for additional terms. We also operate sales and support offices in Keene and Portsmouth, New Hampshire; Marlborough, Massachusetts; Rockville, Maryland; Dakota Dunes, South Dakota; Boca Raton, Florida; and Itasca, Illinois, and lease facilities at these locations. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that existing or otherwise available distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months and beyond.

Item 3.	Legal Proceedings

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit continues to be in progress, and total accruals for unclaimed property aggregated $2.4 million at December 31, 2012. While management believes that known and estimated unclaimed property liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as no formal assessments have yet been received. Additional liabilities for this or any other audit could be asserted, and such outcome could have a material negative impact on our consolidated financial statements.

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our consolidated financial statements.

Executive Officers of PC Connection

Our executive officers and their ages as of March 4, 2013 are as follows:

Name	Age	Position
Patricia Gallup	58	Chairman and Chief Administrative Officer
Timothy McGrath	54	President and Chief Executive Officer
Joseph Driscoll	48	Senior Vice President, Treasurer and Chief Financial Officer

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

Joseph Driscoll has served as Senior Vice President, Chief Financial Officer, and Treasurer since March 2012. Prior to joining PC Connection, Mr. Driscoll served as Chief Financial Officer at Summer Infant, Inc. from September 2006 to March 2012. From May 2001 to September 2006, Mr. Driscoll was employed as Vice President of Finance and later served as Chief Financial Officer at ACT Electronics, Inc.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market under the symbol “PCCC.” As of February 15, 2013, there were 25,956,449 shares of our common stock outstanding, held by 86 stockholders of record.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2012	High	Low
Quarter Ended:
December 31	$12.53	$9.82
September 30	12.90	10.26
June 30	10.69	7.34
March 31	12.92	8.00

2011	High	Low
Quarter Ended:
December 31	$11.67	$7.31
September 30	9.08	6.73
June 30	9.71	7.64
March 31	9.91	7.85

On December 14, 2012, we paid a special cash dividend of $0.38 per share to shareholders of record at the close of business on November 28, 2012. The total amount of the dividend payment was $10.1 million. In 2011, we paid a special cash dividend of $0.40 per share to shareholders. The total amount of the 2011 dividend payment was $10.6 million. We have no current plans to pay additional cash dividends on our common stock in the foreseeable future. A declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock. We consider block repurchases directly from larger shareholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

In 2012, we repurchased 761,969 shares for $7.8 million, consisting of 161,969 shares under our Board approved repurchase program and a block purchase not made under such program of 600,000 shares for $6.3 million from two of our primary shareholders. As of December 31, 2012, we have repurchased an aggregate of 1,682,119 shares for $12.2 million under our Board approved repurchase program. The maximum approximate dollar value of shares that may yet be purchased under the Board authorized program is $2.8 million. In addition to the repurchases discussed above, during the year ended December 31, 2012, we issued upon the vesting of restricted stock 177,166 shares from treasury with a fair value of $1.3 million and have reflected the net remaining balance of treasury stock on the consolidated balance sheet. In connection with the vesting, we withheld 51,971 shares, having an aggregate fair value of $0.5 million, to satisfy related payroll tax obligations. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting. The shares withheld were returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

The following table provides information about our purchases during the quarter ended December 31, 2012, of equity securities that we registered pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
10/01/12 – 10/31/12	—	—	—	$2,766,537
11/01/12 – 11/30/12	—	—	—	$2,766,537
12/01/12 – 12/31/12	600,000	$10.58	—	$2,766,537
Total	—	—	—	$2,766,537

(1)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market from time to time depending on market conditions. This repurchase program does not have a fixed expiration date.
(2)	On December 14, 2012, our Board of Directors approved the purchase of 600,000 shares from two of our principal stockholders. The purchase was not part of the common stock repurchase program previously approved by our Board.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from January 1, 2007 through December 31, 2012 with the cumulative total return for (i) the Nasdaq Stock Market Composite and (ii) the Nasdaq Retail Trade Stocks (Peer Group) for the period starting January 1, 2007 and ending December 31, 2012. This graph assumes the investment of $100 on January 1, 2007 in our common stock and in each of the two Nasdaq indices, and that dividends are reinvested.

	Base Period	Indexed Returns
		Years Ended
Company Name / Index	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
PC Connection, Inc.	100	(54.89)	31.84	31.26	30.11	7.41
Nasdaq Stock Market-Composite	100	(39.98)	45.36	18.16	(0.79)	17.73
Nasdaq Retail Trade (Peer Index)	100	(30.23)	38.92	25.25	12.61	18.23

Item 6.	Selected Financial Data

The following selected financial and operating data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$2,158,873	$2,103,295	$1,974,198	$1,569,656	$1,753,680
Cost of sales	1,876,784	1,838,411	1,744,298	1,384,860	1,538,836

Gross profit	282,089	264,884	229,900	184,796	214,844
Selling, general and administrative expenses	226,322	217,273	191,233	172,654	186,728
Goodwill impairment	—	—	—	—	8,807
Special charges (1)	1,135	—	—	12,826	1,431

Income (loss) from operations	54,632	47,611	38,667	(684)	17,878
Interest expense	(166)	(369)	(490)	(517)	(681)
Other, net	41	189	213	524	811

Income (loss) before taxes	54,507	47,431	38,390	(677)	18,008
Income tax provision	(21,436)	(18,644)	(15,429)	(545)	(7,642)

Net income (loss)	$33,071	$28,787	$22,961	$(1,222)	$10,366

Basic earnings (loss) per share	$1.25	$1.08	$0.85	$(0.05)	$0.39

Diluted earnings (loss) per share	$1.24	$1.07	$0.85	$(0.05)	$0.39

Selected Operating Data:
Orders entered (2)	1,286,000	1,363,000	1,358,000	1,347,800	1,444,000
Average order size (2)	$2,032	$1,861	$1,752	$1,442	$1,401

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$222,987	$207,312	$205,073	$183,670	$174,207
Total assets	468,323	468,019	420,941	401,095	378,167
Short-term debt:
Borrowings under line of credit	—	5,267	—	—	—
Current maturities of capital lease obligation to affiliate	989	971	870	780	699
Long-term debt:
Capital lease obligation to affiliate, less current maturities	—	989	1,960	2,830	3,610
Total stockholders’ equity	291,303	273,529	257,639	235,266	235,324

(1)

Special charges in 2012 consisted of $1,135 related to share-based awards granted upon the retirement of a former executive officer and workforce reductions. Special charges in 2009 consisted of a non-cash asset write-off of $11,609 and workforce reductions of $1,217. We recognized the asset write-off after we ceased further development of an internally developed Customer Relationship Management (“CRM”) software module. Special charges in 2008 consisted of $1,431 related to management restructuring costs, classified as workforce reductions and other.

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

OVERVIEW

We are a direct marketer of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small-to medium-sized businesses, or SMBs, and consumers and small office/home office, or Consumer/SOHO, customers in our SMB segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect and ValCom Technology (or ValCom) subsidiaries, and (c) federal, state, and local government and educational institutions, in our Public Sector segment, through our GovConnection subsidiary.

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

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands. This investment includes significant planned expenditures to update our websites, as buying trends change and electronic commerce continues to grow.

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

To operate more efficiently, we have undertaken a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of December 31, 2012, we have capitalized $13.0 million of software and integration costs for the initial phase of this software project. While we have not yet finalized our decisions regarding to what extent additional software will be acquired and implemented beyond the MDM software we have acquired to date, we expect to increase our capital investments in our IT infrastructure in the next three years, which will also likely increase SG&A expenses as the assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our consolidated statements of income expressed as a percentage of net sales for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
Net sales (in millions)	$2,158.9	$2,103.3	$1,974.2

Net sales	100.0%	100.0%	100.0%
Gross profit	13.1	12.6	11.6
Selling, general and administrative expenses	10.5	10.3	9.7
Special charges	0.1	—	—
Income from operations	2.5	2.3	2.0

Net sales increased in 2012 by $55.6 million, or 2.6%, compared to 2011, due to increased sales by our Large Account and Public Sector segments. Gross margin (gross profit expressed as a percentage of net sales) increased in all three operating segments primarily as a result of our focus on margin improvement. SG&A expenses as a percentage of net sales in 2012 increased due to investments in solution sales support and incremental variable compensation associated with our increased gross profits. Operating income in 2012 increased by $7.0 million year over year due to the increase in net sales and gross margin.

Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Years Ended December 31,
	2012	2011	2010
Business Segment
SMB	42%	44%	46%
Large Account	36	34	31
Public Sector	22	22	23

Total	100%	100%	100%

Product Mix
Notebook	19%	18%	17%
Software	15	15	14
Desktop/Server	15	16	16
Net/Com Product	10	10	10
Video, Imaging and Sound	9	10	12
Printer and Printer Supplies	7	7	8
Storage	7	7	7
Memory and System Enhancements	3	4	4
Accessory/Services/Other	15	13	12

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2012	2011	2010
Segment
SMB	15.2%	14.6%	13.4%
Large Account	11.5	10.9	10.3
Public Sector	11.6	11.2	10.0
Total	13.1%	12.6%	11.6%

On a consolidated basis, gross margin in 2012 increased year over year due to improved product margins (34 basis points). Invoice selling margins increased due to our focus on margin improvement and higher-margin solution services and products.

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

Years Ended December 31,
2012	2011	2010
0.64%	0.64%	0.62%

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Personnel costs	$164.0	$153.3	$132.8
Advertising	20.0	20.9	17.9
Facilities operations	10.5	10.1	8.7
Credit card fees	6.5	6.6	7.0
Depreciation and amortization	6.9	6.0	5.4
Professional fees	7.8	7.4	8.4
Bad debts	0.9	2.2	2.1
Other–net	9.7	10.8	8.9

Total	$226.3	$217.3	$191.2

Percentage of net sales	10.5%	10.3%	9.7%

Personnel costs increased in 2012 compared to 2011 due to increased variable compensation associated with higher gross profits and investments in solution sales support.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales increased by 2.6% to $2,158.9 million in 2012 from $2,103.3 million in 2011. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$902.6	41.8%	$922.4	43.9%	(2.1)%
Large Account	773.4	35.8	711.2	33.8	8.7
Public Sector	482.9	22.4	469.7	22.3	2.8

Total	$2,158.9	100.0%	$2,103.3	100.0%	2.6%

Gross Profit:
SMB	$137.0	15.2%	$134.9	14.6%	1.5%
Large Account	89.2	11.5	77.5	10.9	15.1
Public Sector	55.9	11.6	52.5	11.2	6.6

Total	$282.1	13.1%	$264.9	12.6%	6.5%

•

Net sales to small and medium-sized businesses increased by 2.6% year over year due to our focus on growing solution sales and increased demand associated with the improvement in SMB customer profits. However, this increase in sales was more than offset by lower sales to consumer and SOHO customers resulting in an aggregate decrease in net sales of 2.1%.

•

Net sales for the Large Account segment increased due to increased demand associated with improved corporate profits and our investments in solution sales and support which drove higher margin enterprise sales. Excluding sales from ValCom, which we acquired late in the first quarter of 2011, Large Account sales would have increased by 7.5%.

•

Net sales for the Public Sector segment increased by low single digits in both the education and government markets. Despite budgetary constraints at federal and state government levels, our investments in solution sales have led to increased sales of higher-margin products and services.

Gross profit for 2012 increased in dollars and as a percentage of net sales, as explained below:

•

Gross profit for the SMB segment increased due to an increase in gross margin. Gross margin was higher in 2012 due to an increase in product margins (36 basis points) and agency fees (10 basis points). Product margin, which includes vendor consideration and freight, increased due to several margin improvement initiatives, including deal registrations, which maximizes vendor rebates for specific customer orders.

•

Gross profit for the Large Account segment increased due to higher net sales and improved gross margin. Gross margin increased due to higher product margins (63 basis points). We attribute this growth in product margins to this segment’s focus on selling higher-margin solution services and products.

•

Gross profit for the Public Sector segment increased due to an increase in net sales and gross margin. Higher product margins (37 basis points) associated with increased solution sales led to the overall increase in gross margin.

Selling, general and administrative expenses in 2012 increased in dollars and as a percentage of net sales compared to the prior year, as described below.

SG&A expenses attributable to our operating segments, including Headquarters/Other group expenses allocated to segments, and remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$105.3	11.7%	$108.2	11.7%	(2.7)%
Large Account	56.4	7.3	48.9	6.9	15.3
Public Sector	47.6	9.9	47.6	10.1	—
Headquarters/Other, unallocated	17.0		12.6		34.9

Total	$226.3	10.5%	$217.3	10.3%	4.2%

•

SG&A expenses for the SMB segment decreased in dollars but were unchanged as a percentage of net sales. Advertising expense and credit card fees decreased in dollars due to our reduced focus on consumer and SOHO customers, and the two decreases offset incremental variable compensation associated with the increase in gross profits. In addition, SG&A expense also decreased due to lower usage of centralized headquarters services.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales primarily due to investments in sales support and incremental variable compensation associated with higher gross profit.

•

SG&A expenses for the Public Sector segment was unchanged in dollars but decreased as a percentage of net sales. Personnel expense decreased due to reduced staffing levels but was offset by increased usage of centralized headquarters services.

•

Unallocated SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and other costs related to senior management. The Headquarters/Other group provides services to the three operating segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations increased by $7.0 million to $54.6 million in 2012, from $47.6 million in 2011. Income from operations as a percentage of net sales increased to 2.5% for 2012 from 2.3% in 2011. The increase in operating income resulted from an increase in sales and gross margin.

Income taxes. Our effective tax rate was 39.3% for both 2012 and 2011. Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. However, we do not expect these variations to be significant in 2013.

Net income increased by $4.3 million to $33.1 million in 2012 from $28.8 million in 2011, principally due to the increase in operating income.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales increased by 6.5% to $2,103.3 million in 2011 from $1,974.2 million in 2010 due to increases in our three primary business segments. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$922.4	43.9%	$908.1	46.0%	1.6%
Large Account	711.2	33.8	603.2	30.6	17.9
Public Sector	469.7	22.3	462.9	23.4	1.5

Total	$2,103.3	100.0%	$1,974.2	100.0%	6.5%

Gross Profit:
SMB	$134.9	14.6%	$121.5	13.4%	11.0%
Large Account	77.5	10.9	62.0	10.3	25.0
Public Sector	52.5	11.1	46.4	10.0	13.1

Total	$264.9	12.6%	$229.9	11.6%	15.2%

•

Net sales for our SMB customers increased due to the higher IT demand and our investments in solutions selling. Such investments enhanced our ability to sell more sophisticated products in faster growing product categories, such as net/com and software products. In addition, we believe that the continued improvement in corporate profits led to an increase in customer demand for notebooks and desktops, albeit at a lower year-over-year rate compared to 2010.

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

Gross profit for 2011 increased in dollars and as a percentage of net sales, as explained below:

•

Gross profit for our SMB customers increased due to increases in both sales and gross margin. Gross margin was higher year over year due to an increase in product margins (115 basis points), which includes vendor consideration and freight. Invoice selling margins increased due to this segment’s focus on margin improvement and higher-margin solution services and products.

•

Gross profit for the Large Account segment increased due to an increase in net sales and gross margin. Gross margin increased year over year as an increase in product selling margins (75 basis points) offset a decrease in agency fees (9 basis points). Product selling margins increased due to this segment’s focus on margin improvement and higher-margin solution services and products, as well as the inclusion of higher-margin services revenue of ValCom.

•

Gross profit for the Public Sector segment increased primarily due to an increase in gross margin. Higher product selling margins (130 basis points) offset lower net agency revenues (13 basis points). Product selling margins increased due to this segment’s focus on margin improvement and higher-margin solution services and products.

Selling, general and administrative expenses in 2011 increased in dollars and as a percentage of net sales compared to the prior year, as described below.

SG&A expenses attributable to our operating segments, including Headquarters/Other group expenses allocated to segments, and remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$108.2	11.7%	$101.1	11.1%	7.0%
Large Account	48.9	6.9	35.6	5.9	37.1
Public Sector	47.6	10.1	42.2	9.1	12.7
Headquarters/Other, unallocated	12.6		12.3		3.1

Total	$217.3	10.3%	$191.2	9.7%	13.6%

•

SG&A expenses for our SMB customers increased in dollars and as a percentage of net sales due to investments in solution sales and support personnel and increased marketing expenditures. Incremental variable compensation associated with the $13.4 million increase in gross profits also contributed to the dollar increase for small and medium businesses. SG&A expenses for the Consumer/SOHO group decreased in dollars but increased as a percentage of net sales due to a planned reduction in internet advertising and catalog circulation compared to the prior year. Lower usage of centralized headquarters services resulting from the sales decrease also contributed to the year-over-year dollar decrease.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. Aside from our expenditures on the Customer MDM software initiative, we expect our capital needs for 2013 to consist primarily of capital expenditures of $8.0 to $10.0 million and payments on capital lease and other contractual obligations of approximately $3.8 million. In addition, we have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years. We have capitalized $13.0 million of software and integration costs for the Customer MDM software project, the first stage of our overall IT initiative, as of December 31, 2012.

We expect to meet our cash requirements for 2013 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2012, we had $39.9 million in unrestricted cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and mitigating net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of December 31, 2012, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017. Accordingly, our entire line of credit was available for borrowing at December 31, 2012. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used for) operating activities	$69.7	$(5.3)	$(0.8)
Net cash used for investing activities	(9.3)	(16.1)	(7.2)
Net cash used for financing activities	(25.1)	(9.4)	(2.9)

Increase (decrease) in cash and cash equivalents	$35.3	$(30.8)	$(10.9)

Cash provided by (used for) operating activities increased by $75.0 million in 2012 compared to the prior year. Operating cash flow in 2012 resulted primarily from net income before depreciation and amortization as well as decreases in accounts receivable and inventory. Accounts receivable decreased year over year by $26.3 million due to improved collection efforts as evidenced by our lower days sales outstanding, which decreased to 41 days at December 31, 2012, from 47 days at December 31, 2011. Inventory decreased year over year by $7.8 million in 2012 due to management efforts to reduce stocking levels. Inventory days, which measure the average number of days goods remain in inventory before being sold, decreased to 13 days at December 31, 2012 from 15 days at the prior year end. Operating activities in 2011 were a use of cash as accounts receivables increased by $56.7 million, and more than offset net income before depreciation and a decrease in accounts payable. In 2010, increases in accounts receivable and inventory and a decrease in accounts payable offset net income before depreciation and amortization as net operating activities represented a $0.8 million use of cash.

At December 31, 2012, we had $126.1 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $18.9 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $6.8 million in 2012 compared to 2011 due to lower capital expenditures in 2012 and our $4.7 million acquisition of ValCom in 2011. Cash used to purchase property and equipment less proceeds from the sale of equipment amounted to $9.2 million in 2012, compared to $10.9 million in 2011, and $6.4 million in 2010. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to above.

Cash used for financing activities increased year over year by $15.7 million in 2012 due to an increase in treasury stock purchases and the net payment of $5.3 million against our bank line of credit in 2012 compared to net borrowings of $5.3 million in 2011. Financing uses of cash in 2012 included a special dividend of $10.1 million and $1.9 million of contingent consideration related to our ValCom acquisition. In addition, we repurchased 761,969 shares, including 600,000 shares from two large shareholders for a total cost of $6.3 million. In 2011, we paid a special cash dividend of $10.6 million and repurchased 460,488 shares at a total cost of $3.8 million. In 2010, we repurchased 422,973 shares at a total cost of $2.9 million.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at December 31, 2012). The one-month LIBOR rate at December 31, 2012 was 0.21%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” Borrowings under the credit facility during 2012 were minimal in amount and duration and were utilized to facilitate short-term working capital requirements in the first quarter of 2012.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At December 31, 2012, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $18.9 million as of December 31, 2012, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2012 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations (1)	$1,044	$1,044	$—	$—	$—
Operating lease obligations (2)	5,826	2,388	2,207	1,094	137
Sports marketing commitments	522	408	114	—	—

Total	$7,392	$3,840	$2,321	$1,094	$137

(1)	Including interest, excluding taxes, insurance, and common area maintenance charges.
(2)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.3 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above. See Note 12 to the Consolidated Financial Statements for a discussion on income taxes.

Capital Leases. We have a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership, which expires in November 2013, and we have the option to renew the lease for two additional terms of five years each. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of December 31, 2012, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the fourth quarter of 2012, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2012. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated at December 31, 2012, as $266.5 million, whereas our actual consolidated stockholders’ equity at this date was $291.3 million.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as credits to accrued expenses. At December 31, 2012, we recorded sales reserves of $2.4 million and $0.2 million as components of accounts receivable and accrued expenses, respectively for each of the years ended December 31, 2012 and 2011.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $18.9 million, $17.5 million, and $14.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Although service revenues represent a small percentage of our consolidated revenues, we offer a wide range of services, including design, installation, configuration, and other services performed by our personnel and third-party providers. In certain revenue arrangements, our contracts require that we provide multiple units of hardware, software, or services deliverables. Under these multiple-element arrangements, each service performed and product delivered is considered a separate deliverable and qualifies as a separate unit of accounting. For multiple element arrangements, we allocate revenue based on vendor-specific objective evidence of fair value of the underlying services and products. If we were to enter into a multiple element arrangement in which vendor-specific objective evidence was not available, we would utilize third-party evidence to allocate the selling price. If neither vendor-specific objective evidence nor third-party evidence was available, we would estimate the selling price based on market price and company specific factors. Revenue is recognized when the product or service is delivered, consistent with our general revenue recognition policy.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of operations. Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $2.3 million for both 2012 and 2011.

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

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our obsolescence charges have ranged between $4.6 million and $5.0 million per annum. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

Value of Goodwill and Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles, and goodwill. An impairment review is undertaken on (1) an annual basis for goodwill; and (2) on an event-driven basis for all long-lived assets (including indefinite lived intangible assets and goodwill) when facts and circumstances suggest that cash flows from such assets may be diminished. We have historically reviewed the carrying value of all these assets based partly on our projections of anticipated cash flows–projections which are, in part, dependent upon anticipated market conditions, operational performance, and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted.

We complete our annual impairment test of goodwill on the first day of each year. This is a two-step test that requires, under the first step, that we determine the fair value of the reporting unit holding such assets and compare it to the reporting unit’s carrying value, including goodwill. We determine the fair value of a reporting unit by preparing a discounted cash flow analysis using forward looking projections of the reporting unit’s future operating results, as well as consideration of market valuation approaches.

Our Large Account segment holds $54.7 million of goodwill and other intangible assets. We concluded that the fair value of each reporting unit was significantly in excess of its respective carrying value, and accordingly we did not identify any impairment in 2012. While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying value of those remaining assets in our Large Account segment. Please see Note 3, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our discounted cash flow analysis.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Our average outstanding borrowing during 2012 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2012. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 4, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 4, 2013

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 3 of Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 22, 2013 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2012. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

Item 14.	Principal Accounting Fees and Services

The information included under the heading “Principal Accounting Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report:

(1)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document.

(2)	Consolidated Financial Statement Schedule:

The following Consolidated Financial Statement Schedule, as set forth below, is filed with this report:

Schedule	Page Reference
Schedule II—Valuation and Qualifying Accounts	S-27

All other schedules have been omitted because they are either not applicable or the relevant information has already been disclosed in the financial statements.

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits

3.1(6)	Amended and Restated Certificate of Incorporation of Registrant, as amended.

3.2(17)	Amended and Restated Bylaws of Registrant.

4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.

9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.

10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.

10.2(5)*	1997 Amended and Restated Stock Incentive Plan.

10.3(30)*	Amended and Restated 2007 Stock Incentive Plan, as amended.

10.4(30)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.

10.5(16)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.

10.6(16)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.

10.7(25)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.

10.8(25)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.

10.9(31)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.10(27)*	Executive Bonus Plan, as amended.

10.11(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.

10.12(19)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.

10.13(19)*	Severance Agreement, dated as of October 9, 2001, between the Registrant and Bradley Mousseau.

10.14(23)*	Employment Agreement, dated February 1, 2010, by and between the Registrant and John A. Polizzi.

10.15(9)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.16(9)	Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.17(9)	Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.18(9)	Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

Exhibits

10.19(13)	Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.20(13)	Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.21	Fourth Amendment, dated May 11, 2006, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.22	Fifth Amendment, dated September 19, 2010, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.23	Sixth Amendment, dated January 10, 2012, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.24(29)	Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.25(12)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.

10.26(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.

10.27(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.28(22)	Amendment No. 2 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.29(20)	Lease between the Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located at Merrimack, New Hampshire.

10.30(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 27, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.

10.31(4)	Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.32(8)	Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.33(11)	Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.34(14)	Sixth Amendment, dated October 26, 2006, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

Exhibits

10.35(22)	Seventh Amendment, dated January 28, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.36(24)	Eighth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.37(24)	Ninth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.38(26)	Tenth Amendment, dated September 29, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.39	Eleventh Amendment, dated November 22, 2011, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.40	Twelfth Amendment, dated October 18, 2012, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.41(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.

10.42(7)	First Amendment, dated June 19, 2001, to the Assignment of Lease Agreements, dated as of December 13, 1999, between Micro Warehouse Inc. (assignor) and Merrimack Services Corporation for property located at Old State Route 73, Wilmington, Ohio.

10.43(9)	Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.44(13)	Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.45(24)	Fourth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.46(24)	Fifth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.47(26)	Sixth Amendment, dated May 20, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated December 13, 1999, for property located at Old State Route 73, Wilmington, Ohio.

10.48(28)	Seventh Amendment, dated July 22, 2011, to the Lease agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated December 13, 1999, for property located at Old State Road 73, Wilmington, OH.

Exhibits

10.49(32)	Eighth Amendment, dated October 18, 2012, to the Lease agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated December 13, 1999, for property located at Old State Road 73, Wilmington, OH.

10.50(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.

10.51(4)	First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.52(4)	Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.53(4)	Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.54(8)	Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.55(13)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.56(21)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.57(31)	Seventh Amendment, dated May 21, 2012, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.58(10)	Fifth Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.59(18)	Sixth Amendment, dated February 29, 2008, to the Lease Agreement between Merrimack Services Corporation and RFP Lincoln 293, LLC, assignee of the leasehold interest of Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.60(15)	Release and Settlement Agreement, dated December 1, 2006, by and between the United States of America and GovConnection, Inc.

10.61*	Summary of Compensation for Executive Officers.

10.62*	Summary of Compensation for Directors.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits

32.2	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(6)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(7)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(9)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(10)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(11)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2005.
(12)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 21, 2005.
(13)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(14)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
(15)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on December 7, 2006.
(16)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 10, 2007.
(17)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(18)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 14, 2008.
(19)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 12, 2008.

(20)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2008.
(21)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2008.
(22)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 16, 2009.
(23)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 29, 2010.
(24)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 15, 2010.
(25)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2010.
(26)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 11, 2011.
(27)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 15, 2011.
(28)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2011.
(29)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on February 28, 2012.
(30)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 6, 2012.
(31)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 8, 2012.
(32)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 7, 2012.

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.

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

PC CONNECTION, INC.

Date: March 4, 2013	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ TIMOTHY MCGRATH Timothy McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2013

/S/ JOSEPH DRISCOLL Joseph Driscoll	Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2013

/S/ PATRICIA GALLUP Patricia Gallup	Chairman of the Board	March 4, 2013

/S/ JOSEPH BAUTE Joseph Baute	Vice Chairman of the Board	March 4, 2013

/S/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 4, 2013

/S/ BARBARA DUCKETT Barbara Duckett	Director	March 4, 2013

/S/ DAVID HALL David Hall	Director	March 4, 2013

/S/ DONALD WEATHERSON Donald Weatherson	Director	March 4, 2013

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 4, 2013

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$39,907	$4,615
Accounts receivable, net	267,310	295,188
Inventories	69,637	77,437
Deferred income taxes	5,250	4,436
Prepaid expenses and other current assets	3,934	4,713
Income taxes receivable	434	1,927

Total current assets	386,472	388,316
Property and equipment, net	26,104	22,570
Goodwill	51,276	51,276
Other intangibles, net	3,757	5,205
Other assets	714	652

Total Assets	$468,323	$468,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of capital lease obligation to affiliate	$989	$971
Borrowings under bank line of credit	—	5,267
Accounts payable	126,110	130,900
Accrued expenses and other liabilities	22,562	30,902
Accrued payroll	13,824	12,964

Total current liabilities	163,485	181,004
Deferred income taxes	10,514	9,026
Other liabilities	3,021	3,471
Capital lease obligation to affiliate, less current maturities	—	989

Total Liabilities	177,020	194,490

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 27,772 and 27,613 issued, 25,887 and 26,365 outstanding at December 31, 2012 and 2011, respectively	278	276
Additional paid-in capital	101,735	99,957
Retained earnings	205,271	182,274
Treasury stock at cost, 1,885 and 1,248 shares at December 31, 2012 and 2011, respectively	(15,981)	(8,978)

Total Stockholders’ Equity	291,303	273,529

Total Liabilities and Stockholders’ Equity	$468,323	$468,019

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$2,158,873	$2,103,295	$1,974,198
Cost of sales	1,876,784	1,838,411	1,744,298

Gross profit	282,089	264,884	229,900
Selling, general and administrative expenses	226,322	217,273	191,233
Special charges	1,135	—	—

Income from operations	54,632	47,611	38,667
Interest expense	(166)	(369)	(490)
Other, net	41	189	213

Income before taxes	54,507	47,431	38,390
Income tax provision	(21,436)	(18,644)	(15,429)

Net income	$33,071	$28,787	$22,961

Earnings per common share:
Basic	$1.25	$1.08	$0.85

Diluted	$1.24	$1.07	$0.85

Shares used in computation of earnings per common share:
Basic	26,431	26,703	27,007

Diluted	26,586	26,800	27,053

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance–January 1, 2010	27,375	$274	$97,213	$141,114	(527)	$(3,335)	$235,266

Issuance of common stock under stock incentive plans, including income tax deficiencies	90	1	653	—	—	—	654
Issuance of common stock under Employee Stock Purchase Plan	42	—	294	—	—	—	294
Stock-based compensation expense	—	—	1,531	—	—	—	1,531
Nonvested stock awards	—	—	(820)	—	128	820	—
Repurchase of common stock for treasury	—	—	—	—	(455)	(3,067)	(3,067)
Net income	—	—	—	22,961	—	—	22,961

Balance–December 31, 2010	27,507	275	98,871	164,075	(854)	(5,582)	257,639

Issuance of common stock under stock incentive plans	64	1	403	—	—	—	404
Issuance of common stock under Employee Stock Purchase Plan	42	—	380	—	—	—	380
Stock-based compensation expense	—	—	824	—	—	—	824
Nonvested stock awards	—	—	(633)	—	93	633	—
Tax benefit from stock-based compensation	—	—	112	—	—	—	112
Repurchase of common stock for treasury	—	—	—	—	(487)	(4,029)	(4,029)
Dividend payment	—	—	—	(10,588)	—	—	(10,588)
Net income	—	—	—	28,787	—	—	28,787

Balance–December 31, 2011	27,613	276	99,957	182,274	(1,248)	(8,978)	273,529

Issuance of common stock under stock incentive plans	110	1	871	—	—	—	872
Issuance of common stock under Employee Stock Purchase Plan	49	1	514	—	—	—	515
Stock-based compensation expense	—	—	1,494	—	—	—	1,494
Nonvested stock awards	—	—	(1,314)	—	177	1,314	—
Shares withheld for taxes paid on stock awards					(52)	(504)	(504)
Tax benefit from stock-based compensation	—	—	213	—	—	—	213
Repurchase of common stock for treasury	—	—	—	—	(762)	(7,813)	(7,813)
Dividend payment	—	—	—	(10,074)	—	—	(10,074)
Net income	—	—	—	33,071	—	—	33,071

Balance–December 31, 2012	27,772	$278	$101,735	$205,271	(1,885)	$(15,981)	$291,303

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$33,071	$28,787	$22,961
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	6,895	5,951	5,430
Provision for doubtful accounts	1,561	2,768	2,372
Deferred income taxes	674	2,581	1,546
Stock-based compensation expense	1,494	824	1,531
Income tax benefit (deficiency) from stock-based compensation	213	112	(16)
Loss on disposal of fixed assets	82	16	2
Fair value adjustment to contingent consideration	(44)	(80)	—
Excess tax benefit from exercise of stock options	(15)	(15)	—
Changes in assets and liabilities:
Accounts receivable	26,317	(56,682)	(22,288)
Inventories	7,800	(2,850)	(6,902)
Prepaid expenses and other current assets	2,272	(673)	(2,014)
Other non-current assets	(62)	(219)	77
Accounts payable	(4,613)	14,497	(10,329)
Accrued expenses and other liabilities	(5,986)	(309)	6,768

Net cash provided by (used for) operating activities	69,659	(5,292)	(862)

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,250)	(10,855)	(6,387)
Acquisition of ValCom Technology, net of cash acquired	—	(4,745)	—
Purchase of intangible asset	—	(450)	(800)
Proceeds from sale of equipment	10	4	9

Net cash used for investing activities	(9,240)	(16,046)	(7,178)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	7,204	59,373	9,485
Repayment of short-term borrowings	(12,471)	(54,106)	(9,485)
Dividend payment	(10,074)	(10,588)	—
Repayment of capital lease obligation to affiliate	(971)	(870)	(780)
Purchase of treasury shares	(7,813)	(3,823)	(2,857)
Payment of contingent consideration	(1,900)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	(504)	(206)	(210)
Exercise of stock options	872	404	670
Issuance of stock under Employee Stock Purchase Plan	515	380	294
Excess tax benefit from exercise of stock options	15	15	—

Net cash used for financing activities	(25,127)	(9,421)	(2,883)

Increase (decrease) in cash and cash equivalents	35,292	(30,759)	(10,923)
Cash and cash equivalents, beginning of year	4,615	35,374	46,297

Cash and cash equivalents, end of year	$39,907	$4,615	$35,374

Non-cash Investing and Financing Activities:
Issuance of nonvested stock from treasury	$1,314	$633	$820
Accrued capital expenditures	253	430	4
Contingent consideration recorded in accrued expenses and other liabilities	—	1,960	—
Supplemental Cash Flow Information:
Income taxes paid	$19,025	$16,813	$14,894
Interest paid	244	276	403

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a direct marketer of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small—to medium-sized businesses and consumers and small office/home office (“SOHO”) customers, in SMB, through our PC Connection Sales subsidiary, (b) large enterprise customers, in Large Account, through our MoreDirect and ValCom Technology (“ValCom”) subsidiaries, and (c) federal, state, and local government and educational institutions, in Public Sector, through our GovConnection subsidiary.

The following is a summary of our significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of PC Connection, Inc. and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts and disclosures of assets and liabilities and the reported amounts and disclosures of revenue and expenses during the period. By nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates and assumptions.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as credits to accrued expenses. At December 31, 2012, we recorded sales reserves of $2,415 and $152 as components of accounts receivable and accrued expenses, respectively. At December 31, 2011, we recorded sales reserves of $2,432 and $233 as components of accounts receivable and accrued expenses, respectively.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $18,870, $17,463, and $14,022 for the years ended December 31, 2012, 2011, and 2010, respectively.

Although service revenue represents a small percentage of our consolidated revenue, we offer a wide range of services, including design, installation, configuration, and other services performed by our personnel and third-party providers. In certain revenue arrangements, our contracts require that we provide multiple units of hardware, software, or services deliverables. Under these multiple-element arrangements, each service performed and product delivered is considered a separate deliverable and qualifies as a separate unit of accounting. For material multiple element arrangements, we allocate revenue based on vendor-specific objective evidence of fair value of the underlying services and products. If we were to enter into a multiple element arrangement in which vendor-specific objective evidence was not available, we would utilize third-party evidence to allocate the selling price. If neither vendor-specific objective evidence nor third-party evidence was available, we would estimate the selling price based on market price and company specific factors.

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

Years Ended December 31,
2012	2011	2010
$13,878	$13,455	$12,180

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $2,611 and $3,531 at December 31, 2012 and 2011, respectively.

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

Advertising Costs and Allowances

Costs of producing and distributing catalogs are charged to expense in the period in which the catalogs are first circulated. Other advertising costs are expensed as incurred.

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, we classify substantially all vendor consideration as a reduction of cost of sales or inventory rather than a reduction of advertising expense. Advertising expense, which is classified as a component of SG&A expenses, totaled $20,029, $20,858, and $17,887, for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Goodwill and Other Intangible Assets

Our intangible assets consist of goodwill, which is not subject to amortization, and amortizing intangibles, which consist of customer lists, tradenames, and certain technology licensing agreements, which are being amortized over their useful lives.

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

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. No single customer accounted for more than 3% of total net sales in 2012, 2011, and 2010.

During the years ended December 31, 2012, 2011, and 2010, product purchases from Ingram Micro, Inc., our largest vendor, accounted for approximately 26%, 25%, and 25%, respectively, of our total product purchases. Purchases from Synnex Corporation comprised 14%, 14%, and 12% of our total product purchases in 2012, 2011, and 2010, respectively. Purchases from Tech Data Corporation comprised 10%, 12%, and 14% of our total product purchases in 2012, 2011, and 2010, respectively. Purchases from Hewlett-Packard Company, or HP, comprised 9%, 10%, and 9% of our total product purchases in 2012, 2011, and 2010, respectively. No other vendor supplied more than 10% of our total product purchases in 2012, 2011, or 2010. We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram Micro, Synnex, Tech Data, and HP are available to us.

Products manufactured by HP represented 27% of our net sales in 2012, and 28% of both 2011 and 2010 net sales. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2012	2011	2010
Numerator:
Net income	$33,071	$28,787	$22,961

Denominator:
Denominator for basic earnings per share	26,431	26,703	27,007
Dilutive effect of employee stock awards	155	97	46

Denominator for diluted earnings per share	26,586	26,800	27,053

Earnings per share:
Basic	$1.25	$1.08	$0.85

Diluted	$1.24	$1.07	$0.85

For the years ended December 31, 2012, 2011, and 2010, the following outstanding stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	2012	2011	2010
Common stock options	299	399	737

Comprehensive Income

We had no items of comprehensive income, other than our net income for each of the periods presented.

2. ACQUISITION	OF VALCOM TECHNOLOGY

On March 17, 2011, we completed the acquisition of ValCom Technology (“ValCom”), a provider of IT infrastructure and onsite managed services, to support our strategy of expanding our services capabilities. Under the terms of the stock purchase agreement, we paid $8,495 at closing. In addition, we agreed to pay up to $3,000 upon the achievement of performance milestones. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of purchase price over the aggregate fair values was recorded as goodwill. This goodwill is attributable to potential revenue increases through synergies with our existing customer base and the assembled workforce comprised of sales representatives and service technicians of ValCom that we acquired in the transaction. The goodwill balance is fully deductible for tax purposes. External sales and operating income from ValCom were not material to our consolidated results subsequent to the acquisition. The following table reflects the allocation of the purchase price at fair value as of the closing date.

Purchase Price Allocation
Current assets (including $4,750 of cash)	$8,576
Fixed assets, including capitalized software	3,157
Goodwill	3,216
Intangible assets:
Customer list	3,400
Tradename	200

Total assets acquired	18,549
Acquired liabilities	(7,174)

Net assets acquired	11,375
Liability for contingent consideration at fair value	(2,880)

Net purchase price at closing	8,495
Less cash acquired	(4,750)

Purchase price at closing, net of cash acquired	$3,745

The fair value of the contingent consideration as of the acquisition date was assessed at $2,880, and was based on management’s estimates as of the measurement date, including estimates of the probability of achievement of the performance milestones. The first milestone was achieved in 2011, and as a result, we paid $1,000 of contingent consideration. We paid an additional $1,916 for the remaining two milestones in 2012, and recorded the change in fair value for each milestone in SG&A expense. See Note 4. Fair Value for further information on the contingent consideration.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. These assets are tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. An entity has the option of performing a qualitative assessment of factors affecting the significant inputs used in the impairment test, or proceeding directly to a quantitative impairment test. For goodwill, a two-step quantitative test is performed at a reporting unit level which requires, under the first step, that the fair value of a reporting unit is determined and compared to the reporting unit’s carrying value, including goodwill. If the fair value is determined to be less than the carrying value, the second step is performed to measure the amount of the impairment. We use established income and market valuation approaches to assess the fair value of a reporting unit.

Our annual impairment test of an indefinite-lived trademark and goodwill is set as of the first day of the year. Goodwill is held by the two reporting units comprising our Large Account segment. We determined that the fair values of the trademark and the reporting units to which the goodwill balances relate substantially exceeded the respective carrying values. Accordingly, we did not identify any impairment for 2012. In the fourth quarter of 2012, we combined the operations of the two reporting units held by the Large Account segment to gain operational efficiencies, and as a result, goodwill is now held by the combined Large Account reporting unit.

To determine the fair value of each reporting unit, we considered its operating results and future projections, as well as changes in the Company’s overall market capitalization. The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends. The discount rate used is a “market participant” weighted average cost of capital (“WACC”). For our computation of fair value as of January 1, 2012, we used a WACC rate of 13.5%, and estimated terminal growth rate at 5.0% and working capital requirements at 7.5% of revenues. The carrying amount of goodwill, is detailed below:

	SMB	Large Account	Public Sector	Total
Balance, December 31, 2012:
Goodwill, gross	$1,173	$51,276	$7,634	$60,083
Accumulated impairment losses	(1,173)	—	(7,634)	(8,807)

Net balance	$—	$51,276	$—	$51,276

Balance, December 31, 2011:
Goodwill, gross	$1,173	$51,276	$7,634	$60,083
Accumulated impairment losses	(1,173)	—	(7,634)	(8,807)

Net balance	$—	$51,276	$—	$51,276

Intangible Assets

At December 31, 2011, our Large Account intangible assets included the MoreDirect tradename of $1,190, which had an indefinite life and was not subject to amortization. In the second quarter of 2012, we developed a plan to consolidate our various tradenames and we determined that the MoreDirect tradename had an estimated remaining useful life of five years. Accordingly, we began amortizing the cost of the tradename over a five-year period on a straight-line basis commencing in 2012. Intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the intangible assets. In the fourth quarter of 2012, we determined that the ValCom tradename would be discontinued and had no remaining fair value as of December 31, 2012. Accordingly, we wrote-off the net carrying value of $86 as a component of SG&A expenses.

Our intangible assets and the related accumulated amortization, including the changes disclosed above, are detailed in the table below:

	Estimated Useful Lives	December 31, 2012			December 31, 2011
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer List	8	$3,400	$989	$2,411	$3,400	$336	$3,064
Tradename	5	1,190	159	1,031	1,390	64	1,326
License Agreements	5	800	485	315	1,250	435	815

Total Intangible Assets		$5,390	$1,633	$3,757	$6,040	$835	$5,205

For the years ended December 31, 2012, 2011, and 2010, we recorded amortization expense of $1,448, $631, and $293, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows:

For the Years Ending December 31,
2013	$903
2014	901
2015	735
2016	599
2017	362
2018 and thereafter	257

4.	FAIR VALUE

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, and previously included the contingent liability related to the ValCom acquisition. The carrying values of cash, accounts receivable, and accounts payable approximate their fair values due to their short-term nature.

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

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. This classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets. The Level 3 liability consisted of contingent consideration related to our acquisition of ValCom in the first quarter of 2011. The fair value of the contingent consideration was estimated by applying the income approach, which utilizes significant inputs that are unobservable in the market. Key assumptions used at the initial valuation date included a discount rate of 4.8% and a 100% probability of achievement. In the second quarter of 2011, we paid $1,000 of contingent consideration for the first of three milestones. The fair value of the remaining two milestones increased by $80 between the valuation date (or acquisition date) and December 31, 2011. In the second quarter of 2012, we made a second payment of $1,000, which was initially valued at $960 at the date of the acquisition. In the fourth quarter of 2012, we paid $916 for the final milestone, which was initially valued at $940 at the date of the acquisition. The change in fair value over the period from acquisition to the measurement date for each of the milestones was included in SG&A expense. A roll forward of Level 3 liabilities is as follows:

Balance, January 1, 2011	$—
Fair value of ValCom contingent liability on date of acquisition	2,880
Payments	(1,000)
Change in fair value	80

Balance, December 31, 2011	1,960
Payments	(1,916)
Change in fair value	(44)

Balance December 31, 2012	$—

Assets measured at fair value on a recurring basis consisted of the following types of instruments at December 31, 2012 and 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at December 31, 2012	$38	$—	$—	$38
Money market fund deposits at December 31, 2011	38	—	—	38
Liabilities
Accrued expenses and other liabilities
Contingent liability at December 31, 2011	—	—	1,960	1,960

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2012	2011
Trade	$251,249	$287,184
Vendor returns, rebates, and other	15,792	9,814
Advertising consideration	5,038	3,692
Due from employees	139	199
Due from affiliates	21	25

Total Gross Accounts Receivable	272,239	300,914
Allowances for:
Sales returns	(2,415)	(2,432)
Doubtful accounts	(2,514)	(3,294)

Accounts Receivable, net	$267,310	$295,188

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2012	2011
Facilities and equipment under capital lease with affiliate	$7,215	$7,215
Leasehold improvements	7,380	7,174
Furniture and equipment	23,120	29,150
Computer software, including licenses and internally-developed software	53,942	46,947

Total	91,657	90,486
Accumulated depreciation and amortization	(65,553)	(67,916)

Property and equipment, net	$26,104	$22,570

We recorded depreciation and amortization expense for property and equipment, including capital lease amortization, of $5,447, $5,320, and $5,137 for the years ended December 31, 2012, 2011, and 2010 respectively.

7.	SPECIAL CHARGES

We did not record any special charges in 2010 or 2011. In 2012, we recorded special charges of $1,135 related to awards granted upon the retirement of a former executive officer and certain workforce reductions. The retirement award included the issuance of nonvested stock for $842, which was a non-cash charge.

A roll forward of liabilities related to special charges for the three years ended December 31, 2012 is shown below.

Workforce Reductions & Other
Balance, January 1, 2010	$352

Cash payments	(336)

Balance, December 31, 2010	16
Cash payments	(16)

Balance, December 31, 2011	$—

Charges	1,135
Issuance of non-vested stock	(842)
Cash payments	(293)

Balance, December 31, 2012	$—

8.	BANK BORROWINGS

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at December 31, 2012). The one-month LIBOR rate at December 31, 2012 was 0.21%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility, however, borrowings under our credit facility in 2012 were minimal in amount and duration and were utilized to facilitate short term working capital requirements. We had no outstanding bank borrowings at December 31, 2012, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

Certain information with respect to short-term borrowings was as follows:

Year ended December 31,	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
2012	0.8%	$6,707	$19
2011	0.8	21,007	750
2010	3.3	5,000	58

9.	TRADE CREDIT AGREEMENTS

At December 31, 2012 and 2011, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory financing. At December 31, 2012 and 2011, accounts payable included $18,901 and $22,827, respectively, owed to these financial institutions.

10.	CAPITAL LEASE

In November 1997, we entered into a fifteen-year lease for our corporate headquarters with an entity controlled by our principal stockholders. We occupied the facility upon completion of construction in late November 1998, and the lease payments commenced in December 1998.

Annual lease payments under the terms of the lease, as amended, are approximately $911 for the first five years of the lease, increasing to $1,025 for years six through ten and $1,139 for years eleven through fifteen. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges either directly to providers or as additional rent and also to pay insurance premiums for the leased property. The lease expires on November 30, 2013, and we have the option to renew the lease for two additional terms of five years each. The lease has been recorded as a capital lease.

The net book value of the capital lease asset was $441 and $922 as of December 31, 2012 and 2011, respectively. The future aggregate lease payment to be made under the capital lease in the year ended December 31, 2013 is $1,044, which consists of a current maturity payment of $989 and interest of $55.

11.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at December 31, 2012 or 2011.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We repurchased 762 shares for $7,813 in 2012, 461 shares for $3,823 in 2011, and 423 shares for $2,857 in 2010. Our 2012 repurchases included the purchase of 600 shares from two principal stockholders at an average price of $10.58 per share. The share purchase agreement was approved by our Board of Directors and was considered a separate transaction from our 2001 Board authorized program. As of December 31, 2012, we have repurchased an aggregate of 1,682 shares for $12,233 under our repurchase program. The maximum approximate dollar value of shares that may yet be purchased under our program is $2,767. We have issued nonvested shares from treasury stock and have reflected, upon the vesting of such shares, the net remaining balance of treasury stock on the consolidated balance sheet. In addition, we withheld 52 shares, having an aggregate fair value of $504, upon the vesting of nonvested stock to satisfy related employee tax obligations during the year ended December 31, 2012. Such transactions were recognized as a repurchase of common stock and returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

Dividend Payments

In the fourth quarter of 2012, we paid a special cash dividend of $0.38 per share. The total cash payment of $10,074 was made on December 14, 2012 to shareholders of record at the close of business on November 28, 2012. In the fourth quarter of 2011, we paid a special cash dividend of $0.40 per share to shareholders of record at the close of business on November 25, 2011. The total amount of the 2011 dividend payment was $10,588. We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the terms of the 1997 Plan, we were authorized, for a ten-year period, to grant stock options, nonvested stock, and other stock-based awards. The 1997 Plan expired in November 2007. Under such plan, options to purchase 352 shares remain outstanding as of December 31, 2012.

In 2007, the Board adopted, and our stockholders approved, the 2007 Stock Incentive Plan (the “2007 Plan”). In May 2012, our shareholders approved an amendment to the 2007 Plan that authorized the issuance of 1,200 shares of common stock under the 2007 Plan. On February 21, 2103, the Board adopted, subject to shareholder approval, an amendment to increase by 200 the number of shares available for issuance under the 2007 Stock Plan. Under the terms of the 2007 Plan, we are authorized, for a ten-year period to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants. As of December 31, 2012, there were 12 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period. An aggregate of 1,038 shares of common stock has been reserved for issuance under the Purchase Plan, of which 920 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed. We value grants with multiple vesting periods as a single award and record share-based compensation as a component of SG&A expenses or special charges. In 2011 and 2012, we granted nonvested stock units, whereas in 2010, we granted stock options and nonvested stock awards.

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

The key weighted-average assumptions we used to apply this pricing model to employee stock options granted in the year ended December 31, 2010 were as follows:

2010
Risk-free interest rate	2.26%
Volatility	68.01%
Expected life of option grants	4.5 years
Dividend yield	0%

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2012:

	2012	2011	2010
Stock options	$161	$294	$769
Nonvested shares/units	1,333	530	762

Pre-tax compensation expense	1,494	824	1,531
Tax benefit	(517)	(234)	(475)

Net effect on net income	$977	$590	$1,056

We have historically settled stock option exercises with newly issued common shares. The intrinsic value of options exercised in 2012, 2011, and 2010 was $374, $253, and $122, respectively. The following table sets forth our stock option activity for the year ended December 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	663	$9.23
Exercised	(110)	8.00
Forfeited	(8)	6.70
Expired	(5)	6.85

Outstanding, December 31, 2012	540	$9.54	4.55	$1,407

Vested and expected to vest	523	$9.64	4.47	$1,322

Exercisable, December 31, 2012	499	$9.79	4.33	$1,202

The weighted-average grant date fair value of options granted in 2010 was $3.65. Unearned compensation cost related to the unvested portion of outstanding stock options as of December 31, 2012 was $74 and is expected to be recognized over a weighted-average period of approximately one year.

We have issued nonvested stock awards from treasury stock. Recipients of these awards possess the rights of stockholders, including voting rights and the right to receive dividends. In 2011 and 2012, we issued nonvested stock units which vest over carrying periods up to eight years. Recipients of nonvested stock units do not possess stockholder rights. The fair value of these two grant types is based on the end of day market value of our common stock on the grant date. The following table summarizes our nonvested stock award and unit activity as of December 31, 2012:

	Nonvested Stock Awards		Nonvested Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	125	$5.45	124	$5.54
Awarded	100	8.42	229	9.84
Vested	(177)	7.38	—	—

Nonvested at December 31, 2012	48	4.51	353	8.33

The weighted-average grant-date fair value of nonvested stock awards granted in 2010 was $4.87. The total fair values of nonvested stock awards that vested in 2012, 2011, and 2010 were $1,715, $731, and $859, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock awards as of December 31, 2012 was $113 and is expected to be recognized over a weighted-average period of approximately 0.6 years.

The weighted-average grant-date fair value of nonvested stock units granted in 2011 was $5.54. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $1,761 as of December 31, 2012, and is expected to be recognized over a weighted-average period of approximately 6.1 years.

Stock Equivalent Units

In 2012, we issued 179 stock equivalent units, (“SEUs”), which settle in cash and vest ratably over four years. The fair value of the awards is based on the closing market price of our common stock, and is remeasured at the end of each reporting period until the SEUs vest. We incurred $349 of expense in 2012 for these liability awards, and reported the liability as accrued payroll on the consolidated balance sheet.

12.	INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$17,728	$13,130	$11,066
State	3,034	2,865	2,841

Total current	20,762	15,995	13,907

Deferred:
Federal	344	2,220	1,585
State	330	429	(63)

Total deferred	674	2,649	1,522

Net provision	$21,436	$18,644	$15,429

The components of the deferred taxes at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Provisions for doubtful accounts	$990	$1,284
Inventory costs capitalized for tax purposes	112	121
Inventory valuation reserves	267	332
Sales return reserves	122	126
Deductible expenses, primarily employee-benefit related	461	375
Accrued compensation	924	—
State tax contingency	230	428
Other	2,184	1,770
Compensation under non-statutory stock option agreements	769	765
State tax loss carryforwards	511	528
State tax credit carryforwards	259	371
Federal benefit for uncertain state tax positions	708	772
Capitalized software	—	324

Total gross deferred tax assets	7,537	7,196
Less: Valuation allowance	(291)	(528)

Net deferred tax assets	7,246	6,668

Deferred tax liabilities:
Goodwill and other intangibles	(11,082)	(9,734)
Property and equipment	(1,428)	(1,524)

Total gross deferred tax liabilities	(12,510)	(11,258)

Net deferred tax liability	$(5,264)	$(4,590)

Current net deferred tax assets	$5,250	$4,436
Noncurrent deferred tax liability	(10,514)	(9,026)

Net deferred tax liability	$(5,264)	$(4,590)

The state tax credit carryforwards are available to offset future state income taxes in years with sufficient state income levels to create creditable tax and within the applicable carryforward period for these credits. Total tax credit carryforwards aggregated $398 and $570 at December 31, 2012 and 2011, respectively. These credits are subject to a five-year carryforward period with $9 expiring beginning in 2014 and $389 in 2015. Additionally, certain of our subsidiaries have state net operating loss carryforwards aggregating $786 at December 31, 2012 representing state tax benefits, net of federal taxes, of approximately $511. These loss carryforwards are subject to between five, fifteen, and twenty-year carryforward periods, with $5 expiring after 2016 and $781 expiring beyond 2017. We have provided valuation allowances of $291 and $528 at December 31, 2012 and 2011 respectively, against the state tax credit and state tax loss carryforwards, representing the portion of carryforward credits and losses that we believe are not likely to be realized. The net change in the valuation allowance totaled $237, $145, and $356 in 2012, 2011, and 2010, respectively. The change in the valuation allowance represents a reduction related to the utilization and expiration of state net operating loss carryforwards and state tax credit carryforwards.

A reconciliation of our 2012, 2011, and 2010 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2012	2011	2010
Federal income taxes, at statutory tax rate	$19,077	$16,601	$13,436
State income taxes, net of federal benefit	2,232	2,573	1,802
Nondeductible expenses	277	8	161
Other–net	(150)	(538)	30

Tax provision, at effective income tax rate	$21,436	$18,644	$15,429

We file one consolidated United States federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2008-2011 remain open to examination by the major state taxing jurisdictions in which we file. The tax years 2009-2011 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2012, 2011, and 2010, is as follows:

	2012	2011	2010
Balance at January 1,	$1,535	$1,791	$2,182
Reductions based on tax positions of prior years	—	—	(6)
Lapses of applicable statute of limitations	(451)	(256)	(385)

Balance at December 31,	$1,084	$1,535	$1,791

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. During the years ended December 31, 2012, 2011, and 2010, we recognized interest and penalties totaling $93, $120, and $185, respectively. At December 31, 2012 and 2011, accrued interest aggregated $944 and $992, respectively, and accrued penalties aggregated $273 and $304, respectively. During the year ended December 31, 2012, we reduced our unrecognized tax benefits by $172 for interest and penalties related to lapses of applicable statute of limitations. As of December 31, 2012 and 2011, net unrecognized tax benefits and the related interest and penalties, which would favorably affect our effective tax rate, if recognized, are $1,593 and $1,736, respectively.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statute of limitations, or other reasons in the next twelve months.

13.	EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2012, 2011, or 2010. We made matching contributions to the employee savings element of such plan of $1,568, $1,288, and $0 in 2012, 2011, and 2010, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease an office facility adjacent to our corporate headquarters from an entity controlled by our principal stockholders. This operating lease commenced in August 2008 and has a ten-year term with the option to renew for two additional two-year terms. We also lease several other buildings from our principal stockholders on a month-to-month basis. We believe that the above operating lease transactions were consummated on terms comparable to terms we could have obtained with unrelated third parties.

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to three years.

Future aggregate minimum annual lease payments under these leases at December 31, 2012 are as follows:

Year Ending December 31	Related Parties	Others	Total
2013	$235	$2,153	$2,388
2014	235	1,040	1,275
2015	235	697	932
2016	235	370	605
2017	235	254	489
2018 and thereafter	137	—	137

Total rent expense aggregated $3,318, $3,104, and $2,594 for the years ended December 31, 2012, 2011, and 2010, respectively, under the terms of the operating leases described above. Such amounts included $464, $524, and $380 in 2012, 2011, and 2010, respectively, paid to related parties.

Sports Marketing Agreements

We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox through 2013 and 2014, respectively. These agreements grant us various marketing rights and seating arrangements.

Future aggregate minimum annual payments required under these agreements as of December 31, 2012 are as follows:

Year Ending December 31	Total
2013	$408
2014	114

Total marketing expense payments under agreements with these organizations aggregated $522, $935, and $879 for the years ended December 31, 2012, 2011, and 2010, respectively, under the terms of the agreements described above.

Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit continues to be in progress, and total accruals for unclaimed property aggregated $2,418 and $1,639 at December 31, 2012 and 2011, respectively. While management believes that known and estimated unclaimed property liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as no formal assessments have yet been made. Additional liabilities for this or other audits could be assessed, and such outcomes could have a material negative impact on our financial position, results of operations, and cash flows.

15.	OTHER RELATED-PARTY TRANSACTIONS

As described in Notes 10 and 14, we have leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to us through common ownership.

	2012	2011	2010
Revenue:
Sales of services to affiliated companies	$100	$94	$82

16.	SEGMENT AND RELATED DISCLOSURES

The internal reporting structure used by our chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chairman of the Board of Directors, and she evaluates operations and allocates resources based on a measure of operating income.

Our operations are organized under three reporting segments—the SMB segment, which serves primarily small—and medium-sized businesses, consumers, and small office/home office (“SOHO”) markets; the Large Account segment, which serves primarily medium-to-large corporations; and the Public Sector segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

In 2011, we managed our consumer/SOHO business as a separate operating segment. Effective January 1, 2012, we merged our consumer/SOHO business into our SMB business to better serve those customers and improve operating efficiencies. We have revised the reporting of operating segments to reflect the new basis for assessing performance and allocating resources. Under this revised reporting structure, the operating results related to our consumer and SOHO customers that were formerly reported separately are now included within the SMB segment. We have restated prior year segment information to conform to our revised segment reporting structure.

On March 17, 2011, we acquired ValCom, a provider of IT infrastructure and on-site managed services to medium-to-large corporations, and have included its sales and operating results in our Large Account segment from the acquisition date. For the years ended December 31, 2012 and 2011, we reported external sales for ValCom of $39,832 and $28,644, respectively, which were immaterial to our consolidated results. The operating results of ValCom for the years ended December 31, 2012 and 2011 were also immaterial to our consolidated results.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the years ended December 31, 2012, 2011, and 2010 is shown below:

	Years ended December 31,
	2012	2011	2010
Net sales:
SMB	$902,642	$922,439	$908,141
Large Account	773,352	711,177	603,177
Public Sector	482,879	469,679	462,880

Total net sales	$2,158,873	$2,103,295	$1,974,198

Operating income (loss):
SMB	31,730	26,725	20,422
Large Account	32,764	28,644	26,356
Public Sector	8,316	4,886	4,150
Headquarters/Other	(18,178)	(12,644)	(12,261)

Total operating income	54,632	47,611	38,667
Interest expense	(166)	(369)	(490)
Other, net	41	189	213

Income before taxes	$54,507	$47,431	$38,390

Selected operating expense:
Depreciation and amortization:
SMB	9	26	52
Large Account	2,156	1,377	443
Public Sector	165	170	109
Headquarters/Other	4,565	4,378	4,826

Total depreciation and amortization	$6,895	$5,951	$5,430

Special charges (Headquarters/Other)	$1,135	$—	$—

Total assets:
SMB	$146,633	$131,036
Large Account	221,171	197,715
Public Sector	63,210	74,788
Headquarters/Other	37,309	64,480

Total assets	$468,323	$468,019

The assets of our operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Goodwill of $51,276 is held by our Large Account segment for the years ended December 31, 2012 and 2011. Assets for the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $32,955 and $48,507 for the years ended December 31, 2012 and 2011, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors revenue by product mix. Net sales by product mix are presented below:

	Years Ended December 31,
	2012	2011	2010
Product Mix
Notebook	$401,693	$371,139	$342,195
Desktop/Server	328,634	336,950	308,261
Software	326,847	303,048	280,873
Video, Imaging and Sound	199,394	217,187	227,654
Net/Com Product	212,330	210,758	192,624
Printers and Printer Supplies	151,692	155,515	157,028
Storage	151,338	154,953	144,531
Memory and System Enhancements	70,249	77,719	83,777
Accessories/Services/Other	316,696	276,026	237,255

Total	$2,158,873	$2,103,295	$1,974,198

Substantially, all of our sales in 2012, 2011, and 2010 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 1% in 2012, 2011, and 2010. All of our assets at December 31, 2012 and 2011 were located in the United States. Our primary target customers are SMBs comprised of 20 to 1,000 employees, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. No single customer accounted for more than 3% of total net sales in 2012, 2011, or 2010.

17.	SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2012 and 2011. This information has been prepared on the same basis as the annual financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$498,763	$542,569	$561,294	$556,247
Cost of sales	432,152	470,998	489,088	484,546

Gross profit	66,611	71,571	72,206	71,701
Selling, general and administrative expenses	56,450	56,903	55,906	57,063
Special charges	1,135	—	—	—

Income from operations	9,026	14,668	16,300	14,638
Interest expense	—	(64)	(69)	(33)
Other, net	46	(29)	6	18

Income before taxes	9,072	14,575	16,237	14,623
Income tax provision	(3,597)	(5,749)	(6,336)	(5,754)

Net income	$5,475	$8,826	$9,901	$8,869

Earnings per common share:
Basic	$0.21	$0.33	$0.37	$0.34

Diluted	$0.21	$0.33	$0.37	$0.33

Weighted average common shares outstanding:
Basic	26,439	26,403	26,470	26,413

Diluted	26,586	26,519	26,660	26,598

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$461,926	$512,561	$575,646	$553,162
Cost of sales	403,107	445,667	505,210	484,427

Gross profit	58,819	66,894	70,436	68,735
Selling, general and administrative expenses	51,290	54,477	54,554	56,952

Income from operations	7,529	12,417	15,882	11,783
Interest expense	(41)	(87)	(93)	(148)
Other, net	65	32	32	60

Income before taxes	7,553	12,362	15,821	11,695
Income tax provision	(3,059)	(4,882)	(6,435)	(4,268)

Net income	$4,494	$7,480	$9,386	$7,427

Earnings per common share:
Basic	$0.17	$0.28	$0.35	$0.28

Diluted	$0.17	$0.28	$0.35	$0.28

Weighted average common shares outstanding:
Basic	26,901	26,852	26,615	26,451

Diluted	26,986	26,923	26,692	26,599

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period
Description

Allowance for Sales Returns
Year Ended December 31, 2010	1,857	36,495	(35,108)	3,244
Year Ended December 31, 2011	3,244	32,969	(33,781)	2,432
Year Ended December 31, 2012	2,432	31,316	(31,333)	2,415

Allowance for Doubtful Accounts
Year Ended December 31, 2010	2,665	2,372	(2,196)	2,841
Year Ended December 31, 2011	2,841	2,768	(2,315)	3,294
Year Ended December 31, 2012	3,294	1,561	(2,341)	2,514

S-27