Form 10-Q
period 2013-03-31
PC CONNECTION INC
filed 2013-05-03
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s common stock as of May 1, 2013 was 26,118,446.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$58,529	$39,907
Accounts receivable, net	236,282	267,310
Inventories	59,593	69,637
Deferred income taxes	5,250	5,250
Prepaid expenses and other current assets	5,134	3,934
Income taxes receivable	204	434

Total current assets	364,992	386,472
Property and equipment, net	26,546	26,104
Goodwill	51,276	51,276
Other intangibles, net	3,532	3,757
Other assets	703	714

Total Assets	$447,049	$468,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of capital lease obligation to affiliate	$729	$989
Accounts payable	94,609	126,110
Accrued expenses and other liabilities	27,010	22,562
Accrued payroll	12,202	13,824

Total current liabilities	134,550	163,485

Deferred income taxes	10,403	10,514
Other liabilities	3,012	3,021

Total Liabilities	147,965	177,020

Stockholders’ Equity:
Common stock	280	278
Additional paid-in capital	103,416	101,735
Retained earnings	211,369	205,271
Treasury stock at cost	(15,981)	(15,981)

Total Stockholders’ Equity	299,084	291,303

Total Liabilities and Stockholders’ Equity	$447,049	$468,323

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$505,423	$498,763
Cost of sales	438,585	432,152

Gross profit	66,838	66,611
Selling, general and administrative expenses	56,713	56,450
Special charges	—	1,135

Income from operations	10,125	9,026
Interest expense and other, net	(50)	46

Income before taxes	10,075	9,072
Income tax provision	(3,977)	(3,597)

Net income	$6,098	$5,475

Earnings per common share:
Basic	$0.23	$0.21

Diluted	$0.23	$0.21

Shares used in the computation of earnings per share:
Basic	25,998	26,439

Diluted	26,272	26,586

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$6,098	$5,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,627	1,558
Provision for doubtful accounts	202	99
Deferred income taxes	(111)	1,894
Stock-based compensation expense	148	1,047
Loss on disposal of fixed assets	5	71
Income tax benefit from stock-based compensation	155	6
Fair value adjustment to contingent consideration	—	10
Excess tax benefit from exercise of stock options	(216)	—
Changes in assets and liabilities:
Accounts receivable	30,826	52,686
Inventories	10,044	14,909
Prepaid expenses and other current assets	(970)	(1,839)
Other non-current assets	11	(68)
Accounts payable	(31,605)	(19,041)
Accrued expenses and other liabilities	2,817	(1,646)

Net cash provided by operating activities	19,031	55,161

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,745)	(2,823)

Net cash used for investing activities	(1,745)	(2,823)

Cash Flows from Financing Activities:
Repayment of short-term borrowings	—	(12,471)
Proceeds from short-term borrowings	—	7,204
Purchase of treasury shares	—	(1,715)
Exercise of stock options	1,380	14
Repayment of capital lease obligation to affiliate	(260)	(233)
Excess tax benefit from exercise of stock options	216	—

Net cash provided by (used for) financing activities	1,336	(7,201)

Increase in cash and cash equivalents	18,622	45,137
Cash and cash equivalents, beginning of period	39,907	4,615

Cash and cash equivalents, end of period	$58,529	$49,752

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$356	$520
Issuance of nonvested stock from treasury	—	740

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2013 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2013	2012
Numerator:
Net income	$6,098	$5,475

Denominator:
Denominator for basic earnings per share	25,998	26,439
Dilutive effect of employee stock awards	274	147

Denominator for diluted earnings per share	26,272	26,586

Earnings per share:
Basic	$0.23	$0.21

Diluted	$0.23	$0.21

For the three months ended March 31, 2013 and 2012, the following outstanding stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended
March 31,	2013	2012
Common stock options	—	317

Note 3–Goodwill and Other Intangible Assets

Goodwill

Goodwill is subject to an annual impairment test and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. An entity has the option of performing a qualitative assessment of factors affecting the significant inputs used in the impairment test, or proceeding directly to a quantitative impairment test. For goodwill, a two-step quantitative test is performed at a reporting unit level which requires, under the first step, that the fair value of a reporting unit is determined and compared to the reporting unit’s carrying value, including goodwill. If the fair value is determined to be less than the carrying value, the second step is performed to measure the amount of the impairment. We use established income and market valuation approaches to assess the fair value of a reporting unit.

Our annual impairment test of goodwill is set as of the first day of the year. Previously, goodwill was held by two reporting units that comprised our Large Account segment. However, in the fourth quarter of 2012 we combined the operations of the two reporting units to gain operational efficiencies, and as a result, goodwill is now held by the combined Large Account reporting unit. We determined that the fair value of the goodwill and the Large Account reporting unit to which the goodwill balance relates substantially exceeded the carrying values. Accordingly, we did not identify any goodwill impairment as of January 1, 2013, nor did we identify any events or circumstances that would indicate that it is more likely than not that the carrying value of the reporting unit was in excess of its fair value during the three months ended March 31, 2013. As a result, we did not perform an interim test for impairment.

Intangible Assets

For the three months ended March 31, 2013 and 2012, we recorded amortization expense of $225 and $234, respectively. The estimated amortization expense in each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2013	$678	(*)
2014	901
2015	735
2016	599
2017	362
Thereafter	257

(*)	Represents estimated amortization expense for the nine months ending December 31, 2013.

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

Our operations are organized under three reporting segments—the SMB segment, which serves primarily small- and medium-sized businesses, consumers, and small office/home office markets; the Large Account segment, which serves primarily medium-to-large corporations; and the Public Sector segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three months March 31, 2013 and 2012 is shown below:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales:
SMB	$235,678	$225,295
Large Account	186,395	181,316
Public Sector	83,350	92,152

Total net sales	$505,423	$498,763

Operating income (loss):
SMB	7,138	6,276
Large Account	6,176	7,353
Public Sector	(1,522)	(40)
Headquarters/Other	(1,667)	(4,563)

Total operating income	$10,125	$9,026
Interest expense and other, net	(50)	46

Income before taxes	$10,075	$9,072

Selected Operating Expense:
Depreciation and amortization:
SMB	1	3
Large Account	517	465
Public Sector	38	44
Headquarters/Other	1,071	1,046

Total depreciation and amortization	$1,627	$1,558

Special charges (Headquarters/Other)	—	$1,135
Assets at March 31, 2013:
SMB	$150,732
Large Account	219,871
Public Sector	44,932
Headquarters/Other	31,514

Total assets	$447,049

The assets of our operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $21,637 as of March 31, 2013. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors revenue by product mix. Nets sales by product mix are presented below:

	Three Months Ended
March 31,	2013	2012
Notebook/Tablet	$94,311	$84,699
Desktop/Server	76,204	82,443
Software	75,213	72,286
Net/Com Product	50,187	48,351
Video, Imaging & Sound	43,706	48,203
Printer & Printer Supplies	37,238	37,171
Storage	30,301	36,033
Memory & System Enhancement	13,223	17,073
Accessory/Services/Other	85,040	72,504

Total	$505,423	$498,763

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

Note 6–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2013). The one-month LIBOR rate at March 31, 2013 was 0.20%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility, however, we did not have any borrowings under our credit facility in the three months ended March 31, 2013. We had no outstanding bank borrowings at March 31, 2013, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At March 31, 2013, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At March 31, 2013 and December 31, 2012, accounts payable included $14,500 and $18,901, respectively, owed to these financial institutions.

Note 7–Fair Value

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

Assets measured at fair value on a recurring basis consisted of the following types of instruments at March 31, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at March 31, 2013	$38	$—	$—	$38
Money market fund deposits at December 31, 2012	$38	$—	$—	$38

Note 8–Special Charges

We did not record any special charges in the three months ended March 31, 2013. In the first quarter of 2012, we recorded special charges of $1,135 related to awards granted upon the retirement of a former executive officer, and certain workforce reductions. These charges included a non-cash charge of $842 for the issuance of nonvested stock.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the SEC.

OVERVIEW

We are a direct marketer of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, in our SMB segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector segment, through our GovConnection subsidiary.

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

To operate more efficiently, we have undertaken a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of March 31, 2013, we have capitalized $13.9 million of software and integration costs for the initial phase of this software project. We have not yet finalized our decisions regarding to what extent additional software will be acquired and implemented beyond the Customer Master Data Management (“Customer MDM”) software we have acquired to date. However, we expect to increase our capital investments in our IT infrastructure in the next three years, which will also likely increase SG&A expenses as the assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
March 31,	2013	2012
Net sales (in millions)	$505.4	$498.8

Net sales	100.0%	100.0%
Gross margin	13.2	13.4
Selling, general and administrative expenses	11.2	11.3
Special charges	—	0.3
Income from operations	2.0%	1.8%

Net sales in the first quarter of 2013 increased year over year by $6.7 million, or 1.3%, as our SMB and Large Account sales increased by 4.6% and 2.8%, respectively, while our Public Sector sales decreased by 9.6%. Gross margin (gross profit expressed as a percentage of net sales) decreased in our SMB segment by 14 basis points compared to prior year quarter, while our Public Sector segment margin was unchanged. Gross margin in our Large Account segment decreased 30 basis points due to a shift in product mix. SG&A expenses increased slightly in dollars, however decreased as a percentage of net sales. Operating income in the first quarter of 2013 increased year over year by $1.1 million due to an increase in net sales and the absence of special charges.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended
March 31,	2013	2012
Business Segment
SMB	47%	45%
Large Account	37	36
Public Sector	16	19

Total	100%	100%

Product Mix
Notebook/Tablet	19%	17%
Desktop/Server	15	17
Software	15	14
Net/Com Product	10	10
Video, Imaging & Sound	8	10
Printer & Printer Supplies	7	7
Storage	6	7
Memory & System Enhancement	3	3
Accessory/Services/Other	17	15

Total	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2013	2012
Business Segment
SMB	15.1%	15.2%
Large Account	11.5	11.8
Public Sector	11.9	11.9
Total	13.2%	13.4%

On a consolidated basis, gross margin decreased year over year due primarily to lower product margins (19 basis points) as a percentage of net sales compared to the prior year period. Product margins, which include freight and vendor consideration, decreased due to a change in product mix and increased pricing pressures.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses, as a percentage of net sales for the periods reported, are as follows:

	Three Months Ended
March 31,	2013	2012
Purchasing/Distribution Center	0.65%	0.68%

Operating Expenses

The following table breaks out our more significant SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended
March 31,	2013	2012
Personnel costs	$41.9	$40.6
Advertising	5.0	5.8
Facilities operations	2.6	2.6
Professional fees	1.7	2.0
Credit card fees	1.8	1.5
Depreciation and amortization	1.6	1.6
Other, net	2.1	2.4

Total	$56.7	$56.5

Percentage of net sales	11.2%	11.3%

Personnel costs increased year over year in the three months ended March 31, 2013, due to investments in solution sales and support personnel.

Year-Over-Year Comparisons

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$235.7	46.6%	$225.3	45.2%	4.6%
Large Account	186.4	36.9	181.3	36.3	2.8
Public Sector	83.3	16.5	92.2	18.5	(9.6)

Total	$505.4	100.0%	$498.8	100.0%	1.3%

Gross Profit:
SMB	$35.5	15.1%	$34.2	15.2%	3.7%
Large Account	21.4	11.5	21.4	11.8	0.2
Public Sector	9.9	11.9	11.0	11.9	(9.8)

Total	$66.8	13.2%	$66.6	13.4%	0.3%

Net sales increased in the first quarter of 2013 compared to the first quarter of 2012, as explained below:

•

Net sales for the SMB segment increased by 4.6% in the quarter to $235.7 million, compared to net sales in the first quarter of 2012. Net/com sales experienced the strongest growth due to our investment in solution sales capabilities. Both notebook/tablet and desktop sales also increased year over year.

•

Net sales for the Large Account segment increased by 2.8% to $186.4 million, compared to net sales in the first quarter of 2012. We continued to experience strong growth in notebook/tablet and software sales in the Large Account segment.

•

Net sales to government and education customers (Public Sector segment) decreased by 9.6% to $83.3 million. Sales to state and local government and educational institutions increased slightly compared to last year, while sales to the federal government decreased by 29.0% year over year due to federal budget spending cuts.

Gross profit for the first quarter of 2013 increased year over year in dollars, however decreased as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to an increase in net sales. Gross margin decreased slightly year over year due to lower product margin (23 basis points) which was partially offset by decreases in inventory write-downs and freight costs.

•

Gross profit for the Large Account segment was unchanged as higher net sales offset lower gross margin. Gross margin decreased due to lower product margin (25 basis points) and lower agency fees (9 basis points).

•

Gross profit for the Public Sector segment decreased due to a decrease in net sales. Gross margin was unchanged as a decrease in product margins (21 basis points) was offset by an increase in agency fees (3 basis points) and lower contract administration fees (14 basis points).

Selling, general and administrative expenses increased slightly in dollars, but decreased as a percentage of net sales in the first quarter of 2013 compared to the prior year quarter. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	% Change
SMB	$28.3	12.0%	$28.0	12.4%	1.4%
Large Account	15.3	8.2	14.1	7.8	8.7
Public Sector	11.4	13.7	11.0	11.9	3.7
Headquarters/Other	1.7		3.4		(5.1)

Total	$56.7	11.2%	$56.5	11.3%	0.5%

•

SG&A expenses for the SMB segment increased in dollars, but decreased as a percentage of net sales. Incremental variable compensation associated with higher gross profits offset lower marketing expenditures in the quarter.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. The increase in both dollars and as a percentage of net sales is a result of increased investments in sales support areas, higher credit card fees, and bad debt expense.

•	SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales, as the increased usage of centralized headquarter services offset a decrease in personnel costs.

•

SG&A expenses for the Headquarters/Other group decreased due to a decrease in unallocated personnel and related costs. The Headquarters/Other group provides services to the three reportable operating segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Special charges totaled $1.1 million in the first quarter of 2012 and were related to awards granted upon the retirement of a former executive officer, as well as workforce reductions. We did not record any such charges in the three months ended March 31, 2013.

Income from operations for the first quarter of 2013 increased to $10.1 million, compared to $9.0 million for the first quarter of 2012. Income from operations as a percentage of net sales was 2.0% for the first quarter of 2012, compared to 1.8% of net sales for the prior year quarter. The increases in operating income and operating margin were due to an increase in net sales and the absence of special charges in 2013.

Our effective tax rate was 39.5% for the first quarter of 2013 compared to an effective tax rate of 39.6% for the first quarter of 2012. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant in 2013.

Net income for the first quarter of 2013 increased to $6.1 million, compared to $5.5 million for the first quarter of 2012, principally due to the increase in operating income.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. Aside from our expenditures on the Customer MDM software initiative, we expect our capital needs for the next twelve months to consist primarily of capital expenditures of $8.0 to $10.0 million and payments on capital lease and other contractual obligations of approximately $3.8 million. In addition, we have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years. We have capitalized $13.9 million of software and integration costs for the Customer MDM software project, the first stage of our overall IT initiative, as of March 31, 2013.

We expect to meet our cash requirements for 2013 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2013, we had approximately $58.5 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and mitigating net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of March 31, 2013, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017. Accordingly, our entire line of credit was available for borrowing at March 31, 2013. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2013	2012
Net cash provided by operating activities	$19.0	$55.1
Net cash used for investing activities	(1.7)	(2.8)
Net cash provided by (used for) financing activities	1.3	(7.2)

Increase in cash and cash equivalents	$18.6	$45.1

Cash provided by operating activities decreased by $36.1 million in the first quarter of 2013 compared to the prior year quarter. Operating cash flow in the first quarter of 2013 resulted primarily from net income before depreciation and amortization, and a decrease in accounts receivables and inventory, partially offset by a decrease in accounts payable. Accounts receivable decreased by $30.8 million from the prior year-end balance due to improved collection efforts as evidence by our lower days sales outstanding, which decreased to 40 days at March 31, 2013, compared to 43 days at March 31, 2012, and 41 days at December 31, 2012. Inventory decreased by $10.0 million in the first quarter of 2013 due to management efforts to reduce stocking levels. Inventory turns increased to 26 turns for the first quarter of 2013 compared to 25 turns for the prior year quarter.

At March 31, 2013, we had $94.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $14.5 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $1.1 million in the first quarter of 2013 compared to the prior year quarter due to lower purchases of property and equipment. Capital expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to above.

Cash provided by financing activities in the first quarter of 2013 resulted primarily from $1.4 million of proceeds from the exercise of stock options. Whereas in the prior year quarter, financing activities represented a use of cash due to the purchase of $1.7 million of treasury stock and the repayment of $5.3 million in borrowings on our bank line of credit.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2013). The one-month LIBOR rate at March 31, 2013 was 0.20%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility during the first quarter of 2013.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At March 31, 2013, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products inventory financed by these financial institutions. Although the agreements provide for up to 100% financing on the purchase price, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory financing; such costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, equal to $14.5 million as of March 31, 2013, are recorded in accounts payable, and the inventory financed is classified as inventory on the consolidated balance sheet.

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

Operating Leases. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed since the report was filed.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of March 31, 2013, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the first quarter of 2013, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2013. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated at March 31, 2013, as $269.6 million, whereas our actual consolidated stockholders’ equity at this date was $299.1 million.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. These policies include revenue recognition, accounts receivable, vendor allowances, inventory, and the value of goodwill and long-lived assets, including intangibles.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material changes have occurred in our market risks since December 31, 2012.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4–CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1A—Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6—Exhibits

Exhibit Number		Description
10.1	*	Ninth Amendment, dated March 15, 2013, to the Lease agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated December 13, 1999, for property located at Old State Road 73, Wilmington, OH.
10.2	*	Thirteenth Amendment, dated March 15, 2013, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

PC CONNECTION, INC.

Date: May 3, 2013	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: May 3, 2013	By:	/S/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer and Chief Financial Officer