Form 10-Q
period 2013-06-30
PC CONNECTION INC
filed 2013-08-02
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2013 was 26,159,756.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$64,219	$39,907
Accounts receivable, net	256,133	267,310
Inventories	77,135	69,637
Prepaid expenses and other current assets	4,577	3,934
Deferred income taxes	5,250	5,250
Income taxes receivable	451	434

Total current assets	407,765	386,472
Property and equipment, net	27,369	26,104
Goodwill	51,276	51,276
Other intangibles, net	3,305	3,757
Other assets	701	714

Total Assets	$490,416	$468,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of capital lease obligation to affiliate	$462	$989
Accounts payable	124,608	126,110
Accrued expenses and other liabilities	30,566	22,562
Accrued payroll	12,463	13,824

Total current liabilities	168,099	163,485

Deferred income taxes	10,404	10,514
Other liabilities	2,968	3,021

Total Liabilities	181,471	177,020

Stockholders’ Equity:
Common stock	280	278
Additional paid-in capital	104,123	101,735
Retained earnings	220,523	205,271
Treasury stock at cost	(15,981)	(15,981)

Total Stockholders’ Equity	308,945	291,303

Total Liabilities and Stockholders’ Equity	$490,416	$468,323

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$557,287	$542,569	$1,062,710	$1,041,332
Cost of sales	483,371	470,998	921,956	903,150

Gross profit	73,916	71,571	140,754	138,182
Selling, general and administrative expenses	58,533	56,903	115,246	113,353
Special charges	—	—	—	1,135

Income from operations	15,383	14,668	25,508	23,694
Interest/other expense, net	(46)	(93)	(96)	(47)

Income before taxes	15,337	14,575	25,412	23,647
Income tax provision	(6,183)	(5,749)	(10,160)	(9,346)

Net income	$9,154	$8,826	$15,252	$14,301

Earnings per common share:
Basic	$0.35	$0.33	$0.59	$0.54
Diluted	$0.35	$0.33	$0.58	$0.54

Shares used in computation of earnings per common share:
Basic	26,127	26,403	26,063	26,421

Diluted	26,379	26,519	26,329	26,554

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$15,252	$14,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,337	3,181
Provision for doubtful accounts	564	690
Deferred income taxes	(110)	1,889
Stock-based compensation expense	301	1,219
Loss on disposal of fixed assets	5	85
Income tax benefit from stock-based compensation	196	41
Excess tax benefit from exercise of stock options	(228)	(5)
Fair value adjustment to contingent consideration	—	(30)
Changes in assets and liabilities:
Accounts receivable	10,613	40,764
Inventories	(7,498)	2,516
Prepaid expenses and other current assets	(660)	(494)
Other non-current assets	13	(56)
Accounts payable	(1,400)	7,385
Accrued expenses and other liabilities	6,590	541

Net cash provided by operating activities	26,975	72,027

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,257)	(5,180)
Proceeds from sale of equipment	—	4

Net cash used for investing activities	(4,257)	(5,176)

Cash Flows from Financing Activities:
Repayment of short-term borrowings	—	(12,471)
Proceeds from short-term borrowings	—	7,204
Exercise of stock options	1,586	166
Issuance of stock under Employee Stock Purchase Plan	307	260
Excess tax benefit from exercise of stock options	228	5
Repayment of capital lease obligation to affiliate	(527)	(472)
Purchase of treasury shares	—	(1,466)
Payment of contingent consideration	—	(960)
Payment of payroll taxes on stock-based compensation through shares withheld	—	(308)

Net cash provided by (used for) financing activities	1,594	(8,042)

Increase in cash and cash equivalents	24,312	58,809
Cash and cash equivalents, beginning of period	39,907	4,615

Cash and cash equivalents, end of period	$64,219	$63,424

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$151	$344
Issuance of nonvested stock from treasury	—	926

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2013 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2013	2012	2013	2012
Numerator:
Net income	$9,154	$8,826	$15,252	$14,301

Denominator:
Denominator for basic earnings per share	26,127	26,403	26,063	26,421
Dilutive effect of employee stock awards	252	116	266	133

Denominator for diluted earnings per share	26,379	26,519	26,329	26,554

Earnings per share:
Basic	$0.35	$0.33	$0.59	$0.54

Diluted	$0.35	$0.33	$0.58	$0.54

For the three and six months ended June 30, 2013 and 2012, the following outstanding nonvested stock units and stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
June 30,	2013	2012	2013	2012
Employee stock awards	—	320	—	318

Note 3–Other Intangible Assets

For the three months ended June 30, 2013 and 2012, we recorded amortization expense for our intangible assets of $227 and $274, respectively. For the six months ended June 30, 2013 and 2012, we recorded amortization expense of $452 and $508, respectively. The estimated amortization expense in each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2013	$451	(*)
2014	901
2015	735
2016	599
2017	362
2018	221
Thereafter	36

(*)	Represents estimated amortization expense for the six months ending December 31, 2013.

Note 4–Segment and Related Disclosures

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2013 and 2012 is shown below:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales:
SMB	$242,194	$229,619	$477,872	$454,914
Large Account	196,152	196,947	382,547	378,263
Public Sector	118,941	116,003	202,291	208,155

Total net sales	$557,287	$542,569	$1,062,710	$1,041,332

Operating income (loss):
SMB	8,897	8,366	16,035	14,642
Large Account	7,099	8,703	13,275	16,056
Public Sector	1,120	1,869	(402)	1,829
Headquarters/Other	(1,733)	(4,270)	(3,400)	(8,833)

Total operating income	$15,383	$14,668	$25,508	$23,694
Interest/other expense, net	(46)	(93)	(96)	(47)

Income before taxes	$15,337	$14,575	$25,412	$23,647

Selected Operating Expense:
Depreciation and amortization:
SMB	1	2	2	5
Large Account	521	518	1,038	983
Public Sector	39	44	77	88
Headquarters/Other	1,149	1,059	2,220	2,105

Total depreciation and amortization	$1,710	$1,623	$3,337	$3,181

Special charges (Headquarters/Other)	$—	$—	$—	$1,135
Assets at June 30, 2013:
SMB			163,762
Large Account			224,847
Public Sector			59,203
Headquarters/Other			42,604

Total assets			$490,416

The assets of our operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $25,129 as of June 30, 2013. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors revenue by product mix. Nets sales by product mix are presented below:

	Three Months Ended		Six Months Ended
June 30,	2013	2012	2013	2012
Notebook/Tablet	$104,415	$105,342	$198,726	$190,041
Software	90,629	84,839	165,842	157,125
Desktop/Server	82,532	82,424	158,736	164,867
Net/Com Product	56,728	52,361	106,915	100,712
Video, Imaging and Sound	49,950	49,764	93,656	97,967
Storage	36,085	38,659	66,386	74,692
Printer and Printer Supplies	36,826	37,143	74,064	74,314
Memory and System Enhancement	16,810	14,985	30,033	32,058
Accessory/Services/Other	83,312	77,052	168,352	149,556

Total	$557,287	$542,569	$1,062,710	$1,041,332

Note 5–Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit continues to be in progress. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as formal assessments have not been finalized. Additional liabilities for this and other audits could be assessed, and such outcomes could have a material, negative impact on our financial position, results of operations, and cash flows.

Note 6–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2013). The one-month LIBOR rate at June 30, 2013 was 0.19%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility; however, we did not have any borrowings under our credit facility in the three months ended June 30, 2013. We had no outstanding bank borrowings at June 30, 2013, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At June 30, 2013, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At June 30, 2013 and December 31, 2012, accounts payable included $19,779 and $18,901, respectively, owed to these financial institutions.

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

Assets measured at fair value on a recurring basis consisted of the following types of instruments at June 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Total Balance
Cash Equivalents:
Money market fund deposits at June 30, 2013	$38	$—	$—	$38
Money market fund deposits at December 31, 2012	38	—	—	38

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

OVERVIEW

We are a direct marketer of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector segment, through our GovConnection subsidiary.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our ProConnection services group we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

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

To operate more efficiently, we have undertaken a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. As of June 30, 2013, we have capitalized $14.6 million of software and integration costs for the initial phase of this software project. We have not yet finalized our decisions regarding to what extent additional software will be acquired and implemented beyond the Customer Master Data Management (“Customer MDM”) software we have acquired to date. However, we expect to increase our capital investments in our IT infrastructure in the next three years, which will also likely increase SG&A expenses as the assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2013	2012	2013	2012
Net sales (in millions)	$557.3	$542.6	$1,062.7	$1,041.3

Gross margin	13.3%	13.2%	13.2%	13.3%
Selling, general and administrative expenses	10.5	10.5	10.8	10.9
Special charges	—	—	—	0.1
Income from operations	2.8%	2.7%	2.4%	2.3%

Net sales in the second quarter of 2013 increased by $14.7 million, or 2.7%, compared to the second quarter of 2012. SMB and Public Sector sales increased by 5.5% and 2.5%, respectively, while our Large Account sales were largely unchanged year over year. Improvements in gross margin (gross profit expressed as a percentage of net sales) for both our SMB and Public Sector segments resulted in an overall margin improvement. SG&A expenses increased in dollars due to investments in internal systems projects and incremental variable compensation, but remained flat as a percentage of net sales. Operating income, as a percentage of net sales, increased from 2.7% in the second quarter of 2012 to 2.8% in the second quarter of 2013 due to the increase in net sales and gross margin.

Net sales in the six months ended June 30, 2013 increased by $21.4 million, or 2.1%, compared to the six months ended June 30, 2012. Net sales for our Public Sector segment decreased by 2.8% compared to the first half of last year, while sales to our SMB and Large Account customers increased by 5.0% and 1.1%, respectively. Gross margin (gross profit expressed as a percentage of net sales) increased in both our SMB and Public Sector segments in the six months ended June 30, 2013 as compared to the prior year period, while gross margin in our Large Account segment decreased by 36 basis points. Operating income in the six months ended June 30, 2013 increased year over year by $1.8 million to $25.5 million due to the increase in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Six Months Ended
June 30,	2013	2012	2013	2012
Business Segment
SMB	44%	42%	45%	44%
Large Account	35	36	36	36
Public Sector	21	22	19	20

Total	100%	100%	100%	100%

Product Mix
Notebook/Tablet	19%	19%	19%	18%
Software	16	16	16	15
Desktop/Server	15	15	15	16
Net/Com Product	10	10	10	10
Video, Imaging and Sound	9	9	9	10
Printer and Printer Supplies	7	7	7	7
Storage	6	7	6	7
Memory and System Enhancement	3	3	3	3
Accessory/Services/Other	15	14	15	14

Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2013	2012	2013	2012
Business Segment
SMB	15.8%	15.5%	15.4%	15.3%
Large Account	11.2	11.6	11.4	11.7
Public Sector	11.5	11.3	11.7	11.6
Total	13.3%	13.2%	13.2%	13.3%

On a consolidated basis, gross profit dollars for the three and six months ended June 30, 2013 increased year over year due to an increase in net sales compared to the respective prior year periods. Gross margin increased year over year in the three months ended June 30, 2013, due to our focus on margin improvement and increasing sales of higher-margin solution services and products. Gross margin decreased slightly in the first half of 2013 due to lower net agency revenues.

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

	Three Months Ended		Six Months Ended
June 30,	2013	2012	2013	2012
Purchasing/Distribution Center	0.61%	0.65%	0.63%	0.66%

Operating Expenses

The following table breaks out our more significant SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
June 30,	2013	2012	2013	2012
Personnel costs	$43.3	$41.1	$85.3	$81.8
Advertising	4.7	4.8	9.7	10.6
Facilities operations	2.5	2.6	5.1	5.2
Professional fees	2.2	2.1	3.9	4.1
Credit card fees	1.9	1.6	3.6	3.0
Depreciation and amortization	1.7	1.6	3.3	3.2
Bad debts	0.2	0.5	0.3	0.4
Other, net	2.0	2.6	4.0	5.1

Total	$58.5	$56.9	$115.2	$113.4

Percentage of net sales	10.5%	10.5%	10.8%	10.9%

Personnel costs increased year over year in the three and six months ended June 30, 2013, due primarily to investments in solutions sales and support, and incremental variable compensation associated with higher gross profits.

Year-Over-Year Comparisons

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2013		2012
		% of Net		% of Net	%
	Amount	Sales	Amount	Sales	Change
Sales:
SMB	$242.2	43.5%	$229.6	42.3%	5.5%
Large Account	196.2	35.2	197.0	36.3	(0.4)
Public Sector	118.9	21.3	116.0	21.4	2.5

Total	$557.3	100.0%	$542.6	100.0%	2.7%

Gross Profit:
SMB	$38.2	15.8%	$35.5	15.5%	7.6%
Large Account	22.0	11.2	22.9	11.6	(4.0)
Public Sector	13.7	11.5	13.2	11.3	4.2

Total	$73.9	13.3%	$71.6	13.2%	3.3%

Net sales increased on a consolidated basis in the second quarter of 2013 compared to the second quarter of 2012, as explained below:

•

Net sales for the SMB segment increased by 5.5% in the quarter, compared to the prior year quarter due to our focus on growing solution sales. Net/com sales had the strongest growth during the quarter due to increased enterprise networking sales. SMB software sales also continued to be strong due to increased demand in security, virtualization, and operating systems software.

•

Net sales for the Large Account segment were relatively level compared to the prior year quarter. Growth in software and video, imaging, and sound sales was offset by declines in storage and net/com products.

•

Net sales to government and education customers (Public Sector segment) increased by 2.5% year over year compared to the prior year quarter. Sales to state and local government and educational institutions increased by 11.3% compared to last year, and offset a decrease in federal government sales, which were adversely impacted by federal budget constraints.

Gross profit for the second quarter of 2013 increased on a consolidated basis year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher sales and gross margin. Gross margin increased due to an increase in invoice selling margins (14 basis points), which we attribute to our focus on increasing sales of higher margin solution services and products, and higher net agency revenues (7 basis points).

•	Gross profit for the Large Account segment decreased due to slightly lower net sales, and a decrease in gross margin. Gross margins decreased due to lower net agency revenues (51 basis points).

•

Gross profit for the Public Sector segment increased in dollars due to higher net sales and gross margin. Gross margin increased due to higher invoice selling margins (22 basis points) which we attribute to our focus on margin improvement and increasing sales of higher margin services and products.

Selling, general and administrative expenses increased in dollars, but remained flat as a percentage of net sales on a consolidated basis in the second quarter of 2013 compared to the prior year quarter. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended June 30,
	2013		2012
		% of Net		% of Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$29.3	12.1%	$27.2	11.8%	7.7%
Large Account	14.9	7.6	14.2	7.2	4.9
Public Sector	12.6	10.6	11.3	9.7	11.5
Headquarters/Other	1.7		4.2		(59.5)

Total	$58.5	10.5%	$56.9	10.5%	2.9%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales due to higher credit card fees and centralized headquarters services, as well as an increase in incremental variable compensation associated with increased gross profits.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. The dollar increase was primarily a result of increased advertising and investments in sales and sales support areas.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. The dollar increase was due to higher credit card and professional fees, as well as increased usage of centralized headquarter services.

•

SG&A expenses for the Headquarters/Other group decreased due to increased usage of our technical solutions group in our operating segments. The Headquarters/Other group provides services to the three reportable operating segments in areas such as finance, human resources, IT, product management, marketing, and technical solutions. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions.

Income from operations for the second quarter of 2013 increased to $15.4 million, compared to $14.7 million for the second quarter of 2012. Income from operations as a percentage of net sales was 2.8% for the second quarter of 2013, compared to 2.7% of net sales for the prior year quarter. The increases in operating income and operating margin were due to an increase in net sales and gross margin.

Our effective tax rate was 40.3% for the second quarter of 2013 compared to an effective tax rate of 39.4% for the second quarter of 2012. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant for the rest of 2013.

Net income for the second quarter of 2013 increased to $9.2 million, compared to $8.8 million for the second quarter of 2012, principally due to the increase in operating income.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2013		2012
		% of Net		% of Net	%
	Amount	Sales	Amount	Sales	Change
Sales:
SMB	$477.9	45.0%	$454.9	43.7%	5.0%
Large Account	382.5	36.0	378.3	36.3	1.1
Public Sector	202.3	19.0	208.1	20.0	(2.8)

Total	$1,062.7	100.0%	$1,041.3	100.0%	2.1%

Gross Profit:
SMB	$73.7	15.4%	$69.8	15.3%	5.7%
Large Account	43.5	11.4	44.3	11.7	(2.0)
Public Sector	23.6	11.7	24.1	11.6	(2.1)

Total	$140.8	13.2%	$138.2	13.3%	1.9%

Net sales for the six months ended June 30, 2013 increased on a consolidated basis compared to the six months ended June 30, 2012, as explained below:

•	Net sales for the SMB segment continued to benefit from increased demand associated with the improvement in SMB customer profits with strong growth in both enterprise network and software sales.

•

The increase in Large Account sales was attributed to increased demand associated with improved corporate profits and our investments in solution sales and support. Sales growth in notebook and software was partially offset by lower sales of storage and desktops/servers.

•

The decrease in net sales for the Public Sector segment was due to constrained federal government spending. Federal government sales decreased by 25.8%, however, sales to state and local government and educational institutions increased by 7.3% compared to the prior year period.

Gross profit for the six months ended June 30, 2013 increased in dollars, however decreased and as a percentage of net sales (gross margin) on a consolidated basis compared to the six months ended June 30, 2012, as explained below:

•

Gross profit for the SMB segment increased due to the increase in net sales and gross margin. Gross margin was higher due to lower freight costs (5 basis points) and increased net agency revenues (5 basis points).

•

Gross profit for the Large Account segment decreased due to the decrease in gross margin. Gross margin decreased due to lower product selling margins (11 basis points) and a decrease in net agency revenues (31 basis points).

•

Gross profit for the Public Sector segment decreased due to a decrease in net sales, as there was a slight increase in gross margin. Gross margin increased due to a reduction in contract administration fees (8 basis points).

Selling, general and administrative expenses in the six months ended June 30, 2013 increased in dollars, but decreased as a percentage of net sales compared to the six months ended June 30, 2012. The year-over-year changes attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Six Months Ended June 30,
	2013		2012
		% of Net		% of Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$57.7	12.1%	$55.1	12.1%	4.7%
Large Account	30.2	7.9	28.3	7.5	6.7
Public Sector	24.0	11.9	22.3	10.7	7.6
Headquarters/Other	3.3		7.7		(57.1)

Total	$115.2	10.8%	$113.4	10.9%	1.7%

•

SG&A expenses for the SMB segment increased in dollars, but remained unchanged as a percentage of sales. Decreased advertising expense was offset by increased usage of centralized headquarters services, incremental variable compensation associated with the increase in gross profits, and higher credit card fees.

•	SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. Increased personnel costs and advertising expense contributed to the overall increase.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales, as decreases in advertising expenditures and personnel costs were more than offset by increased usage of centralized headquarters services.

•

Unallocated SG&A expenses for the Headquarters/Other group decreased due to a decrease in unallocated personnel and other costs related to senior management oversight, as well as increased usage of our technical solutions group in our operating segments.

Special charges totaled $1.1 million in the six months ended June 30, 2012 and were related to the retirement of a former executive officer, as well as workforce reductions. We did not record any such charges in the six months ended June 30, 2013.

Income from operations for the six months ended June 30, 2013 increased to $25.5 million, or 2.4% of net sales, compared to $23.7 million, or 2.3% of net sales for the comparable prior year period. Our increase in operating income and operating margin in the six months ended June 30, 2013 resulted primarily from the increase in net sales, compared to the prior year period.

Our effective tax rate was 40.0% for the six months ended June 30, 2013 compared to the effective tax rate of 39.5% for the prior year period of 2012. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant in 2013.

Net income for the six months ended June 30, 2013 increased to $15.3 million, compared to $14.3 million for the six months ended June 30, 2012, principally due to the increase in operating income in the first six months of 2013.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. Aside from our expenditures on the Customer MDM software initiative, we expect our capital needs for the next twelve months to consist primarily of capital expenditures of $8.0 to $10.0 million and payments on capital lease and other contractual obligations of approximately $3.9 million. In addition, we have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software we have acquired to date, the additional capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years. We have capitalized $14.6 million of software and integration costs for the Customer MDM software project, the first stage of our overall IT initiative, as of June 30, 2013.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, amounts available under our inventory trade agreements and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2013, we had approximately $64.2 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and mitigating net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of June 30, 2013, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 2017. Accordingly, our entire line of credit was available for borrowing at June 30, 2013. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2013	2012
Net cash provided by operating activities	$27.0	$72.0
Net cash used for investing activities	(4.3)	(5.2)
Net cash provided by (used for) financing activities	1.6	(8.0)

Increase in cash and cash equivalents	$24.3	$58.8

Cash provided by operating activities was $27.0 million in the six months ended June 30, 2013. Operating cash flow in the six months ended June 30, 2013 resulted primarily from net income before depreciation and amortization, and a decrease in accounts receivables, partially offset by an increase in inventory and a decrease in accounts payable. Accounts receivable decreased by $10.6 million from the prior year-end balance due to improved collection efforts as evidence by our lower days sales outstanding, which decreased to 39 days at June 30, 2013, compared to 41 days at June 30, 2012 and December 31, 2012. Inventory increased from the prior year-end balance by $7.5 million due to higher levels of inventory in transit at June 30, 2013. Efficiency in inventory usage improved as inventory turns increased to 30 turns for the second quarter of 2013, compared to 28 turns for the prior year quarter.

At June 30, 2013, we had $124.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $19.8 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $0.9 million in the six months ended June 30, 2013 compared to the prior year period. Cash used to purchase property and equipment amounted to $4.3 million in the first six months of 2013, compared to $5.2 million in the prior year period. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to in the above Liquidity and Capital Resources section.

Cash used for financing activities in the six months ended June 30, 2013 resulted primarily from $1.6 million of proceeds from the exercise of stock options. Whereas in the prior year period, financing activities represented an $8.0 million use of cash due to the purchase of $1.5 million of treasury stock, repayment of $5.3 million in borrowings on our bank line of credit, and a $1.0 million payment for contingent consideration.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2013). The one-month LIBOR rate at June 30, 2013 was 0.19%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility during the second quarter of 2013.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At June 30, 2013, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $19.8 million in the aggregate as of June 30, 2013, are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

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

Sports Marketing Commitments. We have entered into multi-year sponsorship agreements with the New England Patriots and the Boston Red Sox that extend into 2013 and 2014, respectively. These agreements, which grant us various marketing rights and seating access, require annual payments aggregating from $0.1 million to $0.4 million per year.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of June 30, 2013, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the second quarter of 2013, and accordingly, the funded debt ratio did not limit potential borrowings as of June 30, 2013. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated at June 30, 2013, as $274.2 million, whereas our actual consolidated stockholders’ equity at this date was $308.9 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

PC CONNECTION, INC.

Date: August 2, 2013	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: August 2, 2013	By:	/s/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer and Chief Financial Officer