Form 10-Q
period 2013-09-30
PC CONNECTION INC
filed 2013-11-04
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of November 1, 2013 was 26,169,465.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$77,181	$39,907
Accounts receivable, net	250,991	267,310
Inventories	76,373	69,637
Deferred income taxes	5,250	5,250
Prepaid expenses and other current assets	4,495	3,934
Income taxes receivable	30	434

Total current assets	414,320	386,472
Property and equipment, net	26,773	26,104
Goodwill	51,276	51,276
Other intangibles, net	3,080	3,757
Other assets	731	714

Total Assets	$496,180	$468,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of capital lease obligation to affiliate	$187	$989
Accounts payable	125,214	126,110
Accrued expenses and other liabilities	21,956	22,562
Accrued payroll	15,680	13,824

Total current liabilities	163,037	163,485

Deferred income taxes	10,388	10,514
Other liabilities	2,969	3,021

Total Liabilities	176,394	177,020

Stockholders’ Equity:
Common stock	280	278
Additional paid-in capital	104,256	101,735
Retained earnings	231,112	205,271
Treasury stock at cost	(15,862)	(15,981)

Total Stockholders’ Equity	319,786	291,303

Total Liabilities and Stockholders’ Equity	$496,180	$468,323

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$580,356	$561,294	$1,643,066	$1,602,626
Cost of sales	503,803	489,088	1,425,759	1,392,238

Gross profit	76,553	72,206	217,307	210,388
Selling, general and administrative expenses	59,043	55,906	174,289	169,259
Special charges	—	—	—	1,135

Income from operations	17,510	16,300	43,018	39,994
Interest/other expense, net	(39)	(63)	(135)	(110)

Income before taxes	17,471	16,237	42,883	39,884
Income tax provision	(6,882)	(6,336)	(17,042)	(15,682)

Net income	$10,589	$9,901	$25,841	$24,202

Earnings per common share:
Basic	$0.40	$0.37	$0.99	$0.92

Diluted	$0.40	$0.37	$0.98	$0.91

Shares used in computation of earnings per common share:
Basic	26,169	26,470	26,099	26,437

Diluted	26,399	26,660	26,351	26,586

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$25,841	$24,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,011	4,851
Provision for doubtful accounts	727	1,453
Deferred income taxes	(126)	1,523
Stock-based compensation expense	753	1,376
Loss on disposal of fixed assets	7	80
Income tax benefit from stock-based compensation	505	213
Excess tax benefit from exercise of stock options	(228)	(15)
Fair value adjustment to contingent consideration	—	(44)
Changes in assets and liabilities:
Accounts receivable	15,592	23,427
Inventories	(6,736)	11,959
Prepaid expenses and other current assets	(157)	861
Other non-current assets	(17)	(82)
Accounts payable	(963)	(2,398)
Accrued expenses and other liabilities	1,198	(3,725)

Net cash provided by operating activities	41,407	63,681

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,943)	(7,010)
Proceeds from sale of equipment	—	10

Net cash used for investing activities	(4,943)	(7,000)

Cash Flows from Financing Activities:
Repayment of short-term borrowings	—	(12,471)
Proceeds from short-term borrowings	—	7,204
Exercise of stock options	1,654	872
Issuance of stock under Employee Stock Purchase Plan	307	260
Excess tax benefit from exercise of stock options	228	15
Repayment of capital lease obligation to affiliate	(802)	(718)
Payment of payroll taxes on stock-based compensation through shares withheld	(577)	(504)
Purchase of treasury shares	—	(1,466)
Payment of contingent consideration	—	(960)

Net cash provided by (used for) financing activities	810	(7,768)

Increase in cash and cash equivalents	37,274	48,913
Cash and cash equivalents, beginning of period	39,907	4,615

Cash and cash equivalents, end of period	$77,181	$53,528

Non-cash Investing and Financing Activities:
Issuance of nonvested stock from treasury	$403	$1,314
Accrued capital expenditures	320	388

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2013 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2013	2012	2013	2012
Numerator:
Net income	$10,589	$9,901	$25,841	$24,202

Denominator:
Denominator for basic earnings per share	26,169	26,470	26,099	26,437
Dilutive effect of employee stock awards	230	190	252	149

Denominator for diluted earnings per share	26,399	26,660	26,351	26,586

Earnings per share:
Basic	$0.40	$0.37	$0.99	$0.92

Diluted	$0.40	$0.37	$0.98	$0.91

For the three and nine months ended September 30, 2013 and 2012, the following outstanding nonvested stock units and stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
September 30,	2013	2012	2013	2012
Employee stock awards	—	210	—	315

Note 3–Other Intangible Assets

For the three months ended September 30, 2013 and 2012, we recorded amortization expense for our intangible assets of $225 and $294, respectively. For the nine months ended September 30, 2013 and 2012, we recorded amortization expense of $677 and $802, respectively. The estimated amortization expense in each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2013	$226	(*)
2014	901
2015	735
2016	599
2017	362
2018	221
Thereafter	36

(*)	Represents estimated amortization expense for the three months ending December 31, 2013.

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and nine months September 30, 2013 and 2012 is shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales:
SMB	$235,285	$219,235	$713,157	$674,149
Large Account	193,124	192,818	575,671	571,081
Public Sector	151,947	149,241	354,238	357,396

Total net sales	$580,356	$561,294	$1,643,066	$1,602,626

Operating income (loss):
SMB	8,201	7,350	24,236	21,992
Large Account	8,595	8,413	21,870	24,469
Public Sector	2,806	3,883	2,404	5,712
Headquarters/Other	(2,092)	(3,346)	(5,492)	(12,179)

Total operating income	$17,510	$16,300	$43,018	$39,994
Interest/other expense, net	(39)	(63)	(135)	(110)

Income before taxes	$17,471	$16,237	$42,883	$39,884

Selected Operating Expense:
Depreciation and amortization:
SMB	2	3	4	8
Large Account	528	545	1,566	1,528
Public Sector	45	39	122	127
Headquarters/Other	1,100	1,083	3,319	3,188

Total depreciation and amortization	$1,675	$1,670	$5,011	$4,851

Special charges (Headquarters/Other)	$—	$—	$—	$1,135
Assets at September 30, 2013:
SMB			159,943
Large Account			226,438
Public Sector			59,372
Headquarters/Other			50,427

Total assets			$496,180

The assets of our operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $19,916 as of September 30, 2013. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Senior management also monitors revenue by product mix. Net sales by product mix are presented below:

	Three Months Ended		Nine Months Ended
September 30,	2013	2012	2013	2012
Notebook/Tablet	$116,176	$108,474	$314,902	$298,515
Desktop/Server	93,440	84,061	252,176	248,928
Software	87,519	81,902	253,361	239,027
Net/Com Product	58,920	54,718	165,835	155,430
Video, Imaging and Sound	51,948	51,907	145,604	149,874
Printer and Printer Supplies	37,649	41,227	111,713	115,541
Storage	37,206	37,090	103,592	111,782
Memory and System Enhancement	19,275	18,829	49,308	50,887
Accessory/Services/Other	78,223	83,086	246,575	232,642

Total	$580,356	$561,294	$1,643,066	$1,602,626

Note 5–Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi state unclaimed property audit continues to be in progress. While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as formal assessments have not been finalized. Additional liabilities for this and other audits could be assessed, and such outcomes could have a material, negative impact on our financial position, results of operations, and cash flows.

Note 6–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at September 30, 2013). The one-month LIBOR rate at September 30, 2013 was 0.18%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility; however, we did not have any borrowings under our credit facility in the three months ended September 30, 2013. We had no outstanding bank borrowings at September 30, 2013, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At September 30, 2013, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At September 30, 2013 and December 31, 2012, accounts payable included $13,167 and $18,901, respectively, owed to these financial institutions.

Note 7–Treasury Stock Purchases

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. We consider block repurchases directly from larger shareholders, as well as open market purchases, in carrying out our ongoing stock repurchase program. We did not make any treasury stock purchases during the nine months ended September 30, 2013. As of September 30, 2013, we have repurchased an aggregate of 1,682 shares for $12,233, and the maximum approximate dollar value of shares that may yet be purchased under Board authorization is $2,767.

During the nine months ended September 30, 2013, we issued, upon the vesting of restricted stock, 48 shares from treasury with a fair value of $403 and have reflected the net remaining balance of treasury stock on the condensed consolidated balance sheet. In connection with the vesting, we withheld 19 shares, having an aggregate fair value of $284, to satisfy related employees’ income tax withholding obligations. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting. The shares withheld were returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

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

Assets measured at fair value on a recurring basis consisted of the following types of instruments at September 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at September 30, 2013	$38	$—	$—	$38
Money market fund deposits at December 31, 2012	38	—	—	38

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

Our investments in IT infrastructure enable us to operate more efficiently. In the third quarter of 2013, we completed the first phase of a Customer Master Data Management (“Customer MDM”) software project, and placed into service $12.0 million of related software and integration expenditures. Accordingly, we expect depreciation expense will increase by $0.5 million per quarter beginning in the fourth quarter of 2013. The Customer MDM software provides us a more comprehensive view of our customers and will serve as a foundation for future IT investments. While we have not yet finalized our decisions regarding to what extent additional software will be acquired beyond the Customer MDM software, we expect to increase our capital investments in our IT infrastructure in the next three years, which will also likely increase SG&A expenses as the assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2013	2012	2013	2012
Net sales (in millions)	$580.4	$561.3	$1,643.1	$1,602.6

Gross margin	13.2%	12.9%	13.2%	13.1%
Selling, general and administrative expenses	10.2	10.0	10.6	10.5
Special charges	—	—	—	0.1
Income from operations	3.0%	2.9%	2.6%	2.5%

Net sales in the third quarter of 2013 increased by $19.1 million, or 3.4%, compared to the third quarter of 2012. SMB and Public Sector sales increased by 7.3% and 1.8%, respectively, in the third quarter of 2013 while our Large Account sales were largely unchanged year over year. Improvements in gross margin (gross profit expressed as a percentage of net sales) for both our SMB and Large Account segments resulted in an overall margin improvement. SG&A expenses increased in dollars and as a percentage of net sales due to investments in internal systems and incremental variable compensation. Operating income, as a percentage of net sales, increased from 2.9% in the third quarter of 2012 to 3.0% in the third quarter of 2013 due to the increase in net sales and gross margin.

Net sales in the nine months ended September 30, 2013 increased by $40.4 million, or 2.5%, compared to the nine months ended September 30, 2012. Net sales for our Public Sector segment decreased by 0.9% compared to the first nine months of last year, while sales to our SMB and Large Account customers increased by 5.8% and 0.8%, respectively. Gross margin (gross profit expressed as a percentage of net sales) increased in SMB in the nine months ended September 30, 2013 as compared to the prior year period, while gross margin in our Large Account segment and Public sector were relatively consistent year over year. Operating income in the nine months ended September 30, 2013 increased year over year by $3.0 million to $43.0 million due to the increase in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2013	2012	2013	2012
Business Segment
SMB	41%	39%	43%	42%
Large Account	33	34	35	36
Public Sector	26	27	22	22

Total	100%	100%	100%	100%

Product Mix
Notebook/Tablet	20%	19%	19%	19%
Desktop/Server	16	15	15	16
Software	15	15	16	15
Net/Com Product	10	10	10	10
Video, Imaging and Sound	9	9	9	9
Printer and Printer Supplies	7	7	7	7
Storage	6	7	6	7
Memory and System Enhancement	3	3	3	3
Accessory/Services/Other	14	15	15	14

Total	100%	100%	100%	100%

Gross Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2013	2012	2013	2012
Business Segment
SMB	15.6%	15.4%	15.5%	15.4%
Large Account	12.1	11.5	11.6	11.7
Public Sector	10.8	10.8	11.3	11.3
Total	13.2%	12.9%	13.2%	13.1%

Gross margin increased for both the three and nine months ended September 30, 2013, due to higher invoice selling margins, which we attribute to our focus on margin improvement and increasing sales of higher-margin solution services and product categories, including networking, software, storage, services, data center, and related areas.

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

	Three Months Ended		Nine Months Ended
September 30,	2013	2012	2013	2012
Purchasing/Distribution Center	0.58%	0.61%	0.61%	0.64%

Operating Expenses

The following table breaks out our more significant SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
September 30,	2013	2012	2013	2012
Personnel costs	$44.7	$39.9	$129.9	$121.6
Advertising	3.7	5.4	13.4	16.0
Facilities operations	2.6	2.6	7.7	7.8
Professional fees	1.8	1.9	5.7	6.0
Credit card fees	2.0	1.8	5.7	4.8
Depreciation and amortization	1.7	1.7	5.0	4.9
Bad debts	0.1	0.3	0.3	0.7
Other, net	2.4	2.3	6.6	7.5

Total	$59.0	$55.9	$174.3	$169.3

Percentage of net sales	10.2%	10.0%	10.6%	10.5%

Personnel costs increased year over year in the three and nine months ended September 30, 2013, due primarily to investments in solutions sales and support and incremental variable compensation associated with higher gross profits. The reduction in advertising costs included a decrease in catalogue circulation and internet fees, both of which were related to the declines in our consumer business. Beginning in the fourth quarter of 2013, depreciation and amortization expense is expected to increase by $0.5 million per quarter due to the recent implementation of our Customer MDM software project.

Year-Over-Year Comparisons

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$235.3	40.5%	$219.2	39.1%	7.3%
Large Account	193.1	33.3	192.9	34.3	0.2
Public Sector	152.0	26.2	149.2	26.6	1.8

Total	$580.4	100.0%	$561.3	100.0%	3.4%

Gross Profit:
SMB	$36.7	15.6%	$33.8	15.4%	8.3%
Large Account	23.4	12.1	22.3	11.5	5.2
Public Sector	16.5	10.8	16.1	10.8	2.3

Total	$76.6	13.2%	$72.2	12.9%	6.0%

Net sales increased on a consolidated basis in the third quarter of 2013 compared to the third quarter of 2012, as explained below:

•	Net sales for the SMB segment increased by 7.3% due to increased demand which we attribute to the improvement in SMB customer profits. Notebook/tablet and desktop/server sales experienced strong growth during the quarter of 11% and 14%, respectively. SMB software sales grew by 18% due to increased demand in security, virtualization, office productivity, and operating systems software.

•

Net sales for the Large Account segment increased slightly as large account customers delayed IT investments due to the lack of business confidence related to the continuing economic uncertainty. Storage product sales increased by 18%, but were offset by decreased demand in memory and system enhancement products.

•

Net sales to government and education customers (Public Sector segment) increased by 1.8% year over year. Sales to state and local government and educational institutions increased by 12.7% compared to last year, however federal government sales decreased by 18.1% as a result of budgetary constraints.

Gross profit for the third quarter of 2013 increased on a consolidated basis year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•	Gross profit for the SMB segment increased due to higher net sales and gross margin. Gross margin increased due to higher agency revenues (18 basis points) and lower freight costs (8 basis points).

•

Gross profit for the Large Account segment increased due primarily to higher invoice selling margins (60 basis points) resulting from the increased sale of higher margin solution services and products.

•

Gross profit for the Public Sector segment increased slightly in dollars due to higher net sales. Gross margin was comparable to the prior year quarter, as lower agency revenues offset slightly higher invoice selling margins.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales on a consolidated basis in the third quarter of 2013 compared to the prior year quarter. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$28.4	12.1%	$26.5	12.1%	7.2%
Large Account	14.8	7.7	13.9	7.2	6.5
Public Sector	13.7	9.0	12.2	8.2	12.3
Headquarters/Other	2.1		3.3		(36.4)

Total	$59.0	10.2%	$55.9	10.0%	5.5%

•

SG&A expenses for the SMB segment increased in dollars, but remained unchanged as percentage of net sales due to higher net sales. The dollar increase was due to higher credit card fees and increased usage of centralized headquarters services, as well as an increase in incremental variable compensation associated with increased gross profits.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. The dollar increase was primarily a result of incremental variable compensation associated with increased gross profits and investments in sales and sales support areas.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. The dollar increase was due to higher credit card fees and incremental variable compensation associated with increased gross profits, as well as increased usage of centralized headquarter services.

•

SG&A expenses for the Headquarters/Other group decreased due to greater allocation of the costs of our technical solutions group as a result of greater usage by our SMB and Public Sector segments. The Headquarters/Other group provides services to the three reportable operating segments in areas such as finance, human resources, IT, marketing, product management, and technical solutions. Most of the operating costs associated with such corporate headquarters functions are charged to the operating segments based on their estimated usage of the underlying functions.

Income from operations for the third quarter of 2013 increased to $17.5 million, compared to $16.3 million for the third quarter of 2012. Income from operations as a percentage of net sales was 3.0% for the third quarter of 2013, compared to 2.9% of net sales for the prior year quarter. The increases in operating income and operating margin were due to an increase in net sales and gross margin.

Our effective tax rate was 39.4% for the third quarter of 2013 compared to an effective tax rate of 39.0% for the third quarter of 2012. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant for the rest of 2013.

Net income for the third quarter of 2013 increased to $10.6 million, compared to $9.9 million for the third quarter of 2012, principally due to the increase in operating income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$713.2	43.4%	$674.1	42.1%	5.8%
Large Account	575.7	35.0	571.1	35.6	0.8
Public Sector	354.2	21.6	357.4	22.3	(0.9)

Total	$1,643.1	100.0%	$1,602.6	100.0%	2.5%

Gross Profit:
SMB	$110.3	15.5%	$103.6	15.4%	6.5%
Large Account	66.9	11.6	66.6	11.7	0.4
Public Sector	40.1	11.3	40.2	11.3	(0.4)

Total	$217.3	13.2%	$210.4	13.1%	3.3%

Net sales for the nine months ended September 30, 2013 increased on a consolidated basis compared to the nine months ended September 30, 2012, as explained below:

•

Net sales for the SMB segment continued to benefit from increased demand, which we attribute to the improvement in SMB customer profits with strong growth in both enterprise network and software sales.

•	Large Account sales increased slightly compared to the comparable prior year period. Sales growth in notebook and software products was partially offset by lower sales of storage and desktops/servers.

•

The decrease in net sales for the Public Sector segment was due to constrained federal government spending. Federal government sales decreased by 22.3%, however, sales to state and local government and educational institutions increased by 9.4% compared to the prior year period.

Gross profit for the nine months ended September 30, 2013 increased in dollars and increased as a percentage of net sales (gross margin) on a consolidated basis compared to the nine months ended September 30, 2012, as explained below:

•

Gross profit for the SMB segment increased due primarily to the increase in net sales. Gross margin was largely unchanged as lower freight costs (6 basis points) and increased agency revenues (9 basis points) were partially offset by lower invoice selling margins (8 basis points).

•

Gross profit for the Large Account segment increased slightly due to the increase in net sales. Gross margin was largely unchanged as lower agency revenues (22 basis points) was partially offset by higher invoice selling margins resulting from the increased sale of higher-margin solution services and products.

•	Gross profit for the Public Sector segment decreased slightly due to a decrease in net sales, as gross margin was comparable to the prior year quarter.

Selling, general and administrative expenses in the nine months ended September 30, 2013 increased in dollars, but remained flat as a percentage of net sales compared to the nine months ended September 30, 2012. The year-over-year changes attributable to our operating segments and the Headquarters/Other group are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$86.1	12.1%	$81.7	12.1%	5.4%
Large Account	45.0	7.8	42.1	7.4	6.9
Public Sector	37.7	10.6	34.5	9.7	9.3
Headquarters/Other	5.5		11.0		(50.0)

Total	$174.3	10.6%	$169.3	10.5%	3.0%

•

SG&A expenses for the SMB segment increased in dollars, but remained unchanged as a percentage of sales. A reduction in advertising expense was offset by increased usage of centralized headquarters services, incremental variable compensation associated with the increase in gross profits, and higher credit card fees.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. Increased advertising expense and investments in solution sales and support contributed to the overall increase.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales, as increased personnel costs and greater usage of centralized headquarters services offset a reduction in advertising expense.

•

Unallocated SG&A expenses for the Headquarters/Other group decreased due to an decrease in unallocated personnel and other costs related to senior management oversight, as well as increased usage of our technical solutions group in our SMB and Public Sector operating segments.

Special charges totaled $1.1 million in the nine months ended September 30, 2012 and were primarily related to the retirement of a former executive officer. We did not record any such charges in the nine months ended September 30, 2013.

Income from operations for the nine months ended September 30, 2013 increased to $43.0 million, or 2.6% of net sales, compared to $40.0 million, or 2.5% of net sales for the comparable prior year period. Our increase in operating income and operating margin in the nine months ended September 30, 2013 resulted primarily from the increase in net sales, compared to the prior year period.

Our effective tax rate was 39.7% for the nine months ended September 30, 2013, compared to the effective tax rate of 39.3% for the prior year period of 2012. Our tax rate will continue to vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions, however we do not expect these variations to be significant in 2013.

Net income for the nine months ended September 30, 2013 increased to $25.8 million, compared to $24.2 million for the nine months ended September 30, 2012, principally due to the increase in operating income in the first nine months of 2013.

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

We believe that funds generated from operations, together with available credit under our bank line of credit and inventory trade credit agreements, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $8.0 to $10.0 million and payments on leases and other contractual obligations of approximately $4.0 million. We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions, regarding to what extent new software will be acquired and implemented beyond the Customer MDM software, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three years.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, amounts available under our inventory trade credit agreements and, if necessary, borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2013, we had approximately $77.2 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of September 30, 2013, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 2017. Accordingly, our entire line of credit was available for borrowing at September 30, 2013. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2013	2012
Net cash provided by operating activities	$41.4	$63.7
Net cash used for investing activities	(4.9)	(7.0)
Net cash provided by (used for) financing activities	0.8	(7.8)

Increase in cash and cash equivalents	$37.3	$48.9

Cash provided by operating activities decreased by $22.3 million in the nine months ended September 30, 2013, compared to the prior year period. Operating cash flow in the nine months ended September 30, 2013 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivables, partially offset by an increase in inventory. Accounts receivable decreased by $15.6 million from the prior year-end balance due to improved collection efforts as evidenced by our lower days sales outstanding, which decreased to 37 days at September 30, 2013, compared to 41 days at September 30, 2012 and December 31, 2012. Inventory increased from the prior year-end balance by $6.7 million, however efficiency in inventory usage was comparable to the prior year quarter as inventory turns remained consistent at 27 turns for the third quarters of 2013 and 2012.

At September 30, 2013, we had $125.2 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $13.2 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit and inventory trade credit agreements.

Cash used for investing activities decreased by $2.1 million in the nine months ended September 30, 2013 compared to the prior year period. Cash used to purchase property and equipment amounted to $4.9 million in the first nine months of 2013, compared to $7.0 million in the prior year period. These expenditures were primarily for computer equipment and capitalized internally-developed software.

Cash provided by (used for) financing activities in the nine months ended September 30, 2013 resulted primarily from $1.7 million of proceeds from the exercise of stock options, which was partially offset by cash used for capital lease obligations of $0.8 million and the payment of $0.6 million in payroll taxes related to stock-based compensation. In the prior year period, financing activities represented a $7.8 million use of cash due to the purchase of $1.5 million of treasury stock, repayment of $5.3 million in borrowings on our bank line of credit, and a $1.0 million payment for contingent consideration of an acquisition consummated in 2011.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or

LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at September 30, 2013). The one-month LIBOR rate at September 30, 2013 was 0.18%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility during the third quarter of 2013.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At September 30, 2013, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $13.2 million in the aggregate as of September 30, 2013, are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

Capital Leases. We have a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership, which expires in November 2013. We have the option to renew the lease for two additional terms of five years each and have entered into negotiations with the lessor. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance and common area maintenance charges.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of September 30, 2013, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the third quarter of 2013, and accordingly, the funded debt ratio did not limit potential borrowings as of September 30, 2013. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated at September 30, 2013, as $279.5 million, whereas our actual consolidated stockholders’ equity at this date was $319.8 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2013, of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (2)
07/01/13 – 07/31/13	—	$—	—	$2,766,537
08/01/13 – 08/31/13	18,511	15.33	—	$2,766,537
09/01/13 – 09/30/13	—	—	—	$2,766,537

Total	18,511	$15.33	—	$2,766,537

(1)	In August 2013, 18,511 shares of our common stock were surrendered to satisfy statutory withholding requirements due upon the vesting of restricted stock awards. The shares withheld were returned to treasury but did not apply against authorized repurchase limits under our share program described below.
(2)	On March 28, 2001, our Board of Directors announced approval of a share repurchase program of our common stock having an aggregate value of up to $15.0 million. Share purchases are made in open market transactions from time to time depending on market conditions. The program does not have a fixed expiration date.

Item 6—Exhibits

Exhibit Number		Description
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date: November 4, 2013	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: November 4, 2013	By:	/s/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer and Chief Financial Officer