Form 10-K
period 2013-12-31
PC CONNECTION INC
filed 2014-03-10
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 28, 2013, based on $15.45 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $146,669,291.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 15, 2014:

Class	Number of Shares
Common Stock, $.01 par value	26,199,911

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

GENERAL

We are a direct marketer of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We have three operating segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, in our SMB segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector segment, through our GovConnection subsidiary. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, healthcare, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media. We offer a broad selection of over 300,000 products at competitive prices, including products from Apple, Cisco Systems, Dell, EMC, Hewlett-Packard, IBM, Lenovo, Microsoft, Symantec, VMWare, and we partner with over 1,600 suppliers. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for thirteen straight years. Over the past few years, we have received numerous awards, including the Microsoft Operational Excellence Platinum Award for outstanding performance and commitment to customer satisfaction. We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We strive to identify the unique needs of our corporate, government, healthcare, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, deployment, and infrastructure management of IT environments. As of December 31, 2013, we employed 662 sales representatives, whose average tenure exceeded six years. Sales representatives are responsible for managing corporate and public sector accounts and focus on sales to current and prospective customers. These sales representatives are supported by an increasing number of support, engineering, and technical staff. We believe that increasing our sales representatives’ productivity is important to our future success, and we have increased our headcount and investments in this area accordingly.

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

Additional financial information regarding our business segments and geographic data about our customers and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and in Note 15 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or the SEC. Such reports and information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains such reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We maintain a corporate website with the address www.pcconnection.com. We are not including the information contained in our website as part of, or incorporating by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after we electronically file these materials with, or otherwise furnish them to, the SEC.

MARKET AND COMPETITION

We generate approximately 43% of our sales from the SMB market, 36% from medium-to-large corporate accounts (Fortune 1000), and 21% from government and educational institutions. The overall IT market that we serve is estimated to be in excess of $140 billion.

The largest segment of this market is served by local and regional “value added resellers,” or VARs, many of whom we believe are transitioning from the hardware and software business to IT services, which generally have higher margins. We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide IT solutions supplier. We have also partnered with third-party technology and telecommunications service providers. We now offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection at generally lower prices.

Intense competition for customers has led manufacturers of our IT products to use all available channels, including direct marketers, to distribute their products. Certain of these manufacturers who have traditionally used resellers to distribute their products have, from time to time, established their own direct marketing operations, including sales through the Internet. Nonetheless, we believe that these manufacturers of PCs and related products will continue to provide us and other third-party direct marketers favorable product allocations and marketing support.

We believe new entrants to the direct marketing channel must overcome a number of obstacles, including:

•	the substantial time and resources required to build a customer base of meaningful size and profitability for cost-effective operation;

•	the high costs of developing the information and operating infrastructure required to successfully compete as a direct marketer;

•	the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

•	the difficulty of building relationships with vendors to achieve favorable product allocations and attractive pricing terms; and

•	the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

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

•

Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, and networking infrastructure, at costs that allow our customers to be more productive while maximizing their IT budgets. Our advanced solution offerings include network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

•

Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. Our Large Account segment specializes in Internet-based solutions and provides electronic integration between its customers and suppliers.

•

Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on seven practice areas—Lifecycle, Data Center, Networking, Mobility, Storage, Cloud Solutions, and Software. These IT practice groups are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these seven practice groups to transform our company into a recognized IT solution provider, which will enable us to capture a greater share of the IT expenditures of our customers.

•

Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last thirteen years. In 2007, Forbes Magazine acknowledged us as one of America’s most trustworthy companies reflecting our commitment to maintaining a corporate environment that fosters high ethical standards. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while ensuring our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

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

•

Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers. Our Lifecycle, Data Center, Networking, Mobility, Storage, Cloud Solutions, and Software services practice groups consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers. Our investment in these seven practice areas is expected to increase our share of our customers’ annual IT expenditures by broadening the range of products and services they purchase from us.

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

•

Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives and providing ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating clients’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives with technical support on more complex sales opportunities through our expanding group of technical solution specialists.

•

Migrating to cloud-based solutions for our customers. Cloud computing will be a key driver of new IT spending as our customers seek scalable, cost-effective solutions. We plan to expand our cloud-based solution sales and assist our customers in navigating the complex and growing field of cloud-solution offerings.

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

MARKETING AND SALES

We sell our products through our direct marketing channels to (i) SMBs including small office/home office customers, (ii) government and educational institutions, and (iii) medium-to-large corporate accounts. We strive to be the primary supplier of IT products and solutions to our existing and prospective customers by providing exemplary customer service. We use multiple marketing approaches to reach existing and prospective customers, including:

•	outbound telemarketing and field sales;

•	digital, web, and print media advertising; and

•	marketing programs targeted to specific customer populations.

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

Outbound Telemarketing and Field Sales. We seek to build loyal relationships with potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to one-on-one relationships with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and e-mails, as well as other marketing materials designed to meet each customer’s specific IT needs. We pay most of our account managers a base annual salary plus incentive compensation. Incentive compensation is tied to gross profit dollars produced by the individual account manager. Account managers historically have significantly increased productivity after approximately twelve months of training and experience.

Internet Sales. (www.pcconnection.com, www.moredirect.com, www.govconnection.com, and www.macconnection.com) We provide product descriptions and prices for generally all products online. Our PC Connection website also provides updated information for more than 300,000 items and on-screen images for more than 175,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites are an important sales source and communication tool for improving customer service.

Our MoreDirect subsidiary’s business process and operations are primarily Web-based. Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products. MoreDirect’s website aggregates the current available inventories of its largest IT suppliers into a single online source for its corporate customers. Its custom designed Internet-based system, TRAXX™, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

The Internet supports three key business initiatives for us:

•

Customer choice—We have built our business on the premise that our customers should be able to choose how they interact with us, be it by telephone, over the Internet or e-mail via desktop or mobile device.

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

SMB Segment. Our principal target customers in this segment are small-to-medium-sized business customers. We use a combination of outbound telemarketing, including some on-site sales solicitation by business development managers, and Internet sales through Internet Business Accounts, to reach these customers.

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

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2013	2012	2011
Business Segment
SMB	43%	42%	44%
Large Account	36	36	34
Public Sector	21	22	22

Total	100%	100%	100%

Catalog Distribution. We publish a variety of catalogs including PC Connection® for the PC market and MacConnection® for the Apple market. In 2013, we published 8 editions of PC Connection® and 6 MacConnection® catalogs. We distribute catalogs to purchasers on our in-house mailing list as well as to prospective customers. In addition, we distribute specialty catalogs to educational and government customers and prospects on a periodic basis. We also distribute our monthly catalogs customized with special covers and inserts, offering a wide assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as healthcare providers.

Specialty Marketing. Our specialty marketing activities include direct mail and print campaigns, email programs, website promotions, and video/multimedia presentations.

Customers. We maintain an extensive database of customers and prospects currently aggregating approximately 11 million names. However, no single customer accounted for more than 2% of our consolidated revenue in 2013. While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government were 6.4% in 2013, and 8.4% in 2012 and 2011. The loss of any single customer will not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product offerings. We currently offer our customers over 300,000 information technology products designed for business applications from more than 1,600 vendors, including hardware and peripherals, accessories, networking products, and software. We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. The following table sets forth our percentage of net sales (in dollars) for major product categories:

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2013	2012	2011
Notebook	19%	19%	18%
Software	16	15	15
Desktop/Server	15	15	16
Net/Com Product	10	10	10
Video, Imaging and Sound	9	9	10
Printer and Printer Supplies	7	7	7
Storage	6	7	7
Memory and System Enhancements	3	3	4
Accessory/Services/Other	15	15	13

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., or Ingram, our largest supplier, accounted for approximately 24%, 26%, and 25% of our total product purchases in 2013, 2012, and 2011, respectively. Purchases from Synnex Corporation, or Synnex, comprised 12% of our total product purchases in 2013, and 14% in 2012 and 2011, respectively. Purchases from Tech Data Corporation, or Tech Data, comprised 10% of our total product purchases in 2013 and 2012, respectively, and 12% in 2011. Purchases from Hewlett-Packard Company, or HP, comprised 9% of our total product purchases in 2013 and 2012, respectively, and 10% in 2011. No other vendor supplied more than 10% of our total product purchases in 2013, 2012, or 2011. We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram, Synnex, Tech Data, and HP are available to us.

Products manufactured by HP represented 25%, 27%, and 28% of our net sales in 2013, 2012, and 2011, respectively. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

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

We believe that we have excellent relationships with our vendors. We generally pay vendors within stated terms, or earlier when favorable cash discounts are offered. We believe our high volume of purchases enables us to obtain product pricing and terms that are competitive with those available to other major direct marketers. Although brand names and individual product offerings are important to our business, we believe that competitive products are available in substantially all of the merchandise categories offered by us.

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our approximately 205,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products. Orders are transmitted electronically from our various sales facilities to our Wilmington distribution center after credit approval, where packaging documentation is printed automatically and order fulfillment takes place. Our customers are given several shipping options, ranging from expedited overnight delivery through our Everything Overnight® service to normal ground freight service. Through our Everything Overnight® service, orders accepted up until 7:00 p.m. Eastern Time, can be shipped from our distribution center for overnight delivery via United Parcel Service, or UPS, or FedEx Corporation. Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Our MoreDirect subsidiary generally utilizes drop shipping for substantially all product orders. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 71%, 68%, and 65% of net sales in 2013, 2012, and 2011, respectively. In future years, we expect that products drop shipped from suppliers may increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf. Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery. Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer. Inventory held for such staged delivery requests aggregated $14.4 million and $12.9 million at December 31, 2013 and 2012, respectively.

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

We are in the midst of a comprehensive review and assessment of our entire business software needs. That review and assessment includes the review of commercially available software that meets, or can be configured to meet, those needs better than our existing software. In 2013, we capitalized $2.2 million of internally developed software costs related to our Customer Master Data Management, or Customer MDM, software project. In the third quarter of 2013, we completed the first phase of the Customer MDM project, and placed into service $12.0 million of related software and integration expenditures. Accordingly, depreciation expense will increase by an annual amount of approximately $2.0 million in 2014. The Customer MDM software provides us with a more comprehensive view of our customers and serves as a foundation for future IT investments. While we have not yet finalized our decisions regarding to what extent additional software will be acquired beyond the Customer MDM software, we expect to increase our capital investments in our IT infrastructure in the next three to five years, which will also likely increase SG&A expenses as the assets are placed into service and depreciated. For further discussion see “Liquidity and Capital Resources” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

COMPETITION

The direct marketing and sale of IT related products, is highly competitive. We compete with other direct marketers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. We also compete with:

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include PC Connection®, MoreDirect®, GovConnection®, MacConnection®, Cloud ConnectionTM, and their related logos; Everything Overnight®, The Connection®, Raccoon Character®, Service Connection®, HealthConnection®, ProConnection™, TRAXX™, Education Connection®, Get Connected®, Connect®, Your Brands, Your Way, Next Day®, and WebSPOC®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2013, we employed 1,961 persons (full-time equivalent), of whom 961 (including 299 management and support personnel) were engaged in sales-related activities, 386 were engaged in providing IT services and customer service and support, 316 were engaged in purchasing, marketing, and distribution-related activities, 96 were engaged in the operation and development of management information systems, and 202 were engaged in administrative and finance functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

The economic instability in the financial markets may adversely affect our business and reduce our operating results.

Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business investment, loss of consumer confidence, and fiscal uncertainty at both federal and state government levels. Further reductions in federal government spending may result in significant reductions in program funding, and we are not able, at present, to predict the effect of any such reductions. Considerable uncertainty exists regarding expected economic conditions both globally and in the United States, and future delays or reductions in IT spending could have a material adverse effect on demand for our products and consequently on our financial results.

It is difficult to predict how long the economic instability in the financial markets will continue, the extent, if any, to which they may deteriorate, and to which our business may be adversely affected. However, if IT spending should again decline, we are likely to experience an adverse impact, which may be material on our business and our results of operations.

We have experienced variability in sales, and there is no assurance that we will be able to maintain profitable operations.

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue on a quarterly basis. Causes of these fluctuations include:

•	shifts in customer demand that affect our distribution models, including demand for total solutions;

•	loss of customers to competitors;

•	industry shipments of new products or upgrades;

•	changes in overall demand and timing of product shipments related to government spending;

•	changes in vendor distribution of products;

•	changes in our product offerings and in merchandise returns;

•	changes in distribution models as a result of cloud and software-as-a-service, or SaaS; and

•	adverse weather conditions that affect response, distribution, or shipping.

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

Our customers can access, through a cloud-based platform, business-critical solutions without the significant initial capital investment required for dedicated infrastructure. Growing demand for the development of cloud-based solutions may reduce demand for some of our existing hardware products. If the transition to an environment characterized by cloud-based computing and software being delivered as a service progresses, we will likely increase investments in this area before knowing whether our sales forecasts will accurately reflect customer demand for these products, services, and solutions. There can be no assurances that we will be able to effectively compete using these virtual distribution models. Our inability to compete effectively with current or future virtual distribution model competitors, or adapt to a cloud-based environment, could have a material adverse effect on our business.

We may experience a reduction in the incentive programs offered to us by our vendors.

Some product manufacturers and distributors provide us with incentives such as supplier reimbursements, payment discounts, price protection, rebates, and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:

•	reduction or elimination of some of these incentive programs;

•	more restrictive price protection and other terms; and

•	reduced advertising allowances and incentives.

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

Our business could be materially adversely affected by system failures, interruption, integration issues, or security lapses of our information technology systems.

Our ability to effectively manage our business depends significantly on our information systems and infrastructure. The failure of our current systems to operate effectively or to integrate with other systems, including integration of upgrades to better meet the changing needs of our customers, could result in transaction errors, processing inefficiencies, and the loss of sales and customers. In addition, cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to company or customer data, denial of service attacks, the processing of fraudulent transactions, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we have in place various processes, procedures, and controls to monitor and mitigate these threats, there can be no assurance that these will be sufficient to prevent a material security threat or that we can mitigate these risks for our customers. If any of these events were to materialize, they could lead to disruption of our operations or loss of sensitive information as well as subject us to regulatory actions, litigation, or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, or cash flows.

Should our financial performance not meet expectations and our stock price trade below current levels, we may be required to record a significant charge to earnings for impairment of goodwill.

We test goodwill for impairment each year and more frequently if potential impairment indicators arise. Although the fair value of our Large Account reporting unit substantially exceeded its carrying value at our annual impairment test, should the financial performance of the reporting unit not meet expectations due to the economy or otherwise, we would likely adjust downward its expected future operating results and cash flows. Such adjustment may result in a determination that the carrying value of goodwill for the reporting unit exceeds its fair value. This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $51.3 million aggregate carrying amount of goodwill held by our Large Account reporting unit, resulting in a negative effect on our results of operations.

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

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 61%, 63%, and 65% of our total product purchases in the years ended December 31, 2013, 2012, and 2011, respectively. Among these five suppliers, product purchases from Ingram, our largest supplier, accounted for approximately 24%, 26%, and 25% of our total product purchases in 2013, 2012, and 2011, respectively. Purchases from Synnex comprised 12% of our total product purchases in 2013, and 14% for both 2012 and 2011. Purchases from Tech Data comprised 10% of our total product purchases for both 2013 and 2012, and 12% of our product purchases in 2011. Purchases from HP comprised 9% of our total product purchases in both 2013 and 2012, and 10% of our product purchases in 2011. No other vendor supplied more than 10% of our total product purchases in 2013, 2012, or 2011. If we were unable to acquire products from Ingram, Synnex, Tech Data, or HP, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP represented 25%, 27%, and 28% of our net sales in 2013, 2012, and 2011, respectively. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2013 was $124.8 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

The manner in which IT hardware and software is distributed and sold is changing, and new methods of distribution and sale have emerged, including distribution through cloud-based and SaaS solutions. In addition, hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, Dell, HP, and Lenovo, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs, or our inability to effectively adapt our business to increased electronic distribution of products and services to end users could have a material adverse effect on our results of operations.

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

We may experience potential increases in shipping and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers.

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

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. Many states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies. Our three sales companies are registered in substantially all states, however, if a state were to determine that our earlier contacts with that state exceeded the constitutionally permitted contacts, the state could assess a tax liability relating to our prior year sales. A comprehensive multi-state unclaimed property audit continues to be in process, and total accruals for unclaimed property aggregated $1.8 million at December 31, 2013.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 62% of the outstanding shares of our common stock as of December 31, 2013. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In November 1997, we entered into a fifteen-year lease for our corporate headquarters and telemarketing center located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated entity, G&H Post, which is related to us through common ownership. The lease, as amended, required us to pay our proportionate share of real estate taxes and common area maintenance charges as either additional rent or directly to third parties, and also to pay insurance premiums for the leased property. The lease was recorded as a capital lease and expired in November 2013. We are currently renting the space on a month-to-month basis and have the option to renew the lease for two additional terms of five years each.

In August 2008, we entered into a lease agreement with G&H Post, which is related to us through common ownership, for an office facility adjacent to our corporate headquarters. The lease has a term of ten years and provides us with an option to renew the lease for two additional two-year terms, at the then comparable market rate. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges as either additional rent or directly to third parties and also to pay insurance premiums for the leased property. The lease has been recorded as an operating lease in the financial statements.

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the fourth quarter of 2015 and the first quarter of 2016, and contain provisions to renew for additional terms. We also operate sales and support offices in Keene and Portsmouth, New Hampshire; Marlborough, Massachusetts; Rockville, Maryland; Shelton, Connecticut; Dakota Dunes, South Dakota; Boca Raton, Florida; and Itasca, Illinois, and lease facilities at these locations. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that existing or otherwise available distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months and beyond.

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

Executive Officers of PC Connection

Our executive officers and their ages as of March 10, 2014 are as follows:

Name	Age	Position
Patricia Gallup	59	Chairman and Chief Administrative Officer
Timothy McGrath	55	President and Chief Executive Officer
Joseph Driscoll	49	Senior Vice President, Treasurer and Chief Financial Officer

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

Joseph Driscoll has served as Senior Vice President, Treasurer and Chief Financial Officer since March 2012. Prior to joining PC Connection, Mr. Driscoll served as Chief Financial Officer at Summer Infant, Inc. from September 2006 to March 2012. From May 2001 to September 2006, Mr. Driscoll was employed as Vice President of Finance and later served as Chief Financial Officer at ACT Electronics, Inc.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market under the symbol “PCCC.” As of February 15, 2014, there were 26,199,911 shares of our common stock outstanding, held by 79 stockholders of record.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2013	High	Low
Quarter Ended:
December 31	$25.94	$14.80
September 30	17.50	14.51
June 30	17.65	14.08
March 31	17.62	11.00

2012	High	Low
Quarter Ended:
December 31	$12.53	$9.82
September 30	12.90	10.26
June 30	10.69	7.34
March 31	12.92	8.00

In 2013, we paid a cash dividend of $0.40 per share. The total cash payment of $10.5 million was made on December 26, 2013 to shareholders of record at the close of business on December 12, 2013. In 2012, we paid a cash dividend of $0.38 per share. The total cash payment of $10.1 million was made on December 14, 2012 to shareholders of record at the close of business on November 28, 2012. We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock. We consider block repurchases directly from larger shareholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We did not repurchase any shares in 2013. As of December 31, 2013, we have repurchased an aggregate of 1,682,119 shares for $12.2 million under our Board approved 2001 repurchase program. The maximum approximate dollar value of shares that may yet be purchased under this Board authorized program is $2.8 million. During the year ended December 31, 2013, we issued upon the vesting of restricted stock 47,500 shares from treasury with a fair value of $0.4 million and have reflected the net remaining balance of treasury stock on the consolidated balance sheet. In connection with the vesting, we withheld 18,511 shares, having an aggregate fair value of $0.3 million, to satisfy related payroll tax obligations. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting. The shares withheld were returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

On February 11, 2014, our Board approved a new share repurchase program authorizing up to $15.0 million in share repurchases. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. We intend to complete the 2001 repurchase program before repurchasing shares under the new program. The timing and amount of any share repurchases will be based on market conditions and other factors.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from January 1, 2008 through December 31, 2013 with the cumulative total return for (i) the Nasdaq Stock Market Composite and (ii) the Nasdaq Retail Trade Stocks (Peer Group) for the period starting January 1, 2008 and ending December 31, 2013. This graph assumes the investment of $100 on January1, 2008 in our common stock and in each of the two Nasdaq indices, and that dividends are reinvested.

	Base Period	Indexed Returns
		Years Ended
Company Name / Index	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
PC Connection, Inc.	100	31.84	31.26	29.84	7.39	119.88
Nasdaq Stock Market-Composite	100	45.34	18.13	(0.79)	17.75	40.17
Nasdaq Retail Trade (Peer Index)	100	38.92	25.25	12.61	18.24	29.87

Item 6.	Selected Financial Data

The following selected financial and operating data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$2,221,638	$2,158,873	$2,103,295	$1,974,198	$1,569,656
Cost of sales	1,928,638	1,876,784	1,838,411	1,744,298	1,384,860

Gross profit	293,000	282,089	264,884	229,900	184,796
Selling, general and administrative expenses	233,604	226,322	217,273	191,233	172,654
Special charges (1)	—	1,135	—	—	12,826

Income (loss) from operations	59,396	54,632	47,611	38,667	(684)
Interest expense	(149)	(166)	(369)	(490)	(517)
Other, net	—	41	189	213	524

Income (loss) before taxes	59,247	54,507	47,431	38,390	(677)
Income tax provision	(23,565)	(21,436)	(18,644)	(15,429)	(545)

Net income (loss)	$35,682	$33,071	$28,787	$22,961	$(1,222)

Basic earnings (loss) per share	$1.37	$1.25	$1.08	$0.85	$(0.05)

Diluted earnings (loss) per share	$1.35	$1.24	$1.07	$0.85	$(0.05)

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$256,376	$222,987	$207,312	$205,073	$183,670
Total assets	500,944	468,323	468,019	420,941	401,095
Short-term debt:
Borrowings under line of credit	—	—	5,267	—	—
Current maturities of capital lease obligation to affiliate	—	989	971	870	780
Long-term debt:
Capital lease obligation to affiliate, less current maturities	—	—	989	1,960	2,830
Total stockholders’ equity	319,829	291,303	273,529	257,639	235,266
Cash dividends declared per share	$0.40	$0.38	$0.40	—	—

(1)

Special charges in 2012 consisted of $1,135 related to share-based awards granted upon the retirement of a former executive officer and workforce reductions. Special charges in 2009 consisted of a non-cash asset write-off of $11,609 and workforce reductions of $1,217. We recognized the asset write-off after we ceased further development of an internally developed Customer Relationship Management software module.

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

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time improving our gross margin in all three segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general, and administrative, or SG&A, expenses while making major investments in our IT systems and solution selling personnel.

To support future growth, we are expanding our IT solution business, which requires the addition of highly-skilled service engineers. Although we expect to realize the ultimate benefit of higher-margin service revenues under this multi-year initiative, we believe that our cost of services will increase significantly as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently. In the third quarter of 2013, we completed the first phase of a Customer MDM software project, and placed into service $12.0 million of related software and integration costs. Accordingly, depreciation expense will increase by an annual amount of approximately $2.0 million in 2014. The Customer MDM software provides us with a more comprehensive view of our customers and serves as a foundation for future IT investments. While we have not yet finalized our decisions regarding to what extent additional software will be acquired beyond the Customer MDM software, we expect to increase our capital investments in our IT infrastructure in the next three to five years, which will also likely increase SG&A expenses as the assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Net sales (in millions)	$2,221.6	$2,158.9	$2,103.3

Gross margin	13.2%	13.1%	12.6%
Selling, general and administrative expenses	10.5	10.5	10.3
Special charges	—	0.1	—
Income from operations	2.7	2.5	2.3

Net sales increased in 2013 by $62.7 million, or 2.9%, compared to 2012, due to increased sales in our SMB and Large Account segments. Gross margin (gross profit expressed as a percentage of net sales) increased due to our continued focus on increasing sales of higher-margin solution products and services. SG&A expenses increased in dollars due to investments in solutions sales support and incremental variable compensation associated with higher gross profits, but was unchanged as a percentage of net sales. Operating income as a percentage of net sales increased year over year due to the increase in net sales and gross margin.

Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Years Ended December 31,
	2013	2012	2011
Business Segment
SMB	43%	42%	44%
Large Account	36	36	34
Public Sector	21	22	22

Total	100%	100%	100%

Product Mix
Notebook	19%	19%	18%
Software	16	15	15
Desktop/Server	15	15	16
Net/Com Product	10	10	10
Video, Imaging and Sound	9	9	10
Printer and Printer Supplies	7	7	7
Storage	6	7	7
Memory and System Enhancements	3	3	4
Accessory/Services/Other	15	15	13

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2013	2012	2011
Segment
SMB	15.4%	15.2%	14.6%
Large Account	11.5	11.5	10.9
Public Sector	11.4	11.6	11.2
Total	13.2%	13.1%	12.6%

On a consolidated basis, gross margin in 2013 increased year over year due to improved invoice selling margins (8 basis points). Invoice selling margins improved due to our focus on increasing sales of higher-margin solution services and products, such as networking and software.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses were $13.8 million, $13.9 million, and $13.5 million for 2013, 2012, and 2011, respectively. Distribution costs as a percentage of net sales for the periods reported are as follows:

Years Ended December 31,
2013	2012	2011
0.62%	0.64%	0.64%

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Personnel costs	$173.6	$164.0	$153.3
Advertising	18.0	20.0	20.9
Facilities operations	10.6	10.5	10.1
Professional fees	7.7	7.8	7.4
Credit card fees	7.4	6.5	6.6
Depreciation and amortization	7.1	6.9	6.0
Bad debts	1.1	0.9	2.2
Other, net	8.1	9.7	10.8

Total	$233.6	$226.3	$217.3

Percentage of net sales	10.5%	10.5%	10.3%

Personnel costs increased in 2013 compared to 2012 due to investments in our sales force and solution sales support, in addition to increased variable compensation associated with higher gross profits.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales increased by 2.9% to $2,221.6 million in 2013 from $2,158.9 million in 2012. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$952.7	42.9%	$902.6	41.8%	5.6%
Large Account	793.7	35.7	773.4	35.8	2.6
Public Sector	475.2	21.4	482.9	22.4	(1.6)

Total	$2,221.6	100.0%	$2,158.9	100.0%	2.9%

Gross Profit:
SMB	$147.0	15.4%	$137.0	15.2%	7.3%
Large Account	91.7	11.5	89.2	11.5	2.8
Public Sector	54.3	11.4	55.9	11.6	(3.0)

Total	$293.0	13.2%	$282.1	13.1%	3.9%

•

Net sales to small- and medium-sized businesses increased due to higher demand for desktops and our focus on growing solution sales. Software and networking product sales each grew at a faster rate than overall SMB sales due to our investments in solution selling and increased customer demand. Increased need for security and office productivity led to increased software sales, and the growing demand for data center products led to increased networking sales.

•

Net sales for the Large Account segment increased due to increased demand associated with improved corporate profits. Networking and software sales grew due to our investments in solution sales and support and increased demand for security, office productivity, and data center products.

•

Net sales to government and education customers for the Public Sector segment decreased due to constrained government spending. Federal government sales decreased year over year by 22.6%, however, sales to state and local governments and educational institutions increased by 11.0% compared to the prior year. Sales of notebook/tablets to educational institutions increased due to higher demand associated with standardized digital testing requirements that will take effect in 2014.

Gross profit for 2013 increased in dollars and as a percentage of net sales, as explained below:

•

Gross profit for the SMB segment increased due to higher net sales and an increase in gross margin. Gross margin was higher due to an increase in agency revenues (15 basis points) and invoice selling margins (7 basis points), and also benefitted from lower freight costs (5 basis points). We receive agency fees from suppliers for certain software and hardware sales which are recorded as revenue with no corresponding cost of goods sold, and accordingly have a positive impact on gross margin.

•

Gross profit for the Large Account segment increased due to higher net sales. Gross margin was largely unchanged as higher invoice selling margins (16 basis points) were offset by lower agency revenues (19 basis points).

•

Gross profit for the Public Sector segment decreased due lower net sales and gross margin. Lower invoice selling margins (15 basis points) were partially offset by a decrease in contract administration fees (7 basis points).

Selling, general and administrative expenses in 2013 increased in dollars, however remained unchanged as a percentage of net sales compared to the prior year, as described below:

SG&A expenses attributable to our operating segments, including Headquarters/Other group expenses allocated to segments, and remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$115.4	12.1%	$105.3	11.7%	9.6%
Large Account	60.0	7.6	56.4	7.3	6.4
Public Sector	50.9	10.7	47.6	9.9	6.9
Headquarters/Other, unallocated	7.3		17.0		(57.1)

Total	$233.6	10.5%	$226.3	10.5%	3.2%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales due to incremental variable compensation associated with higher gross profits, and investments in solution sales and services. These increases were offset in part by lower catalog circulation costs.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales primarily due to investments in sales and sales support, as well as incremental variable compensation associated with higher gross profits.

•	SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. The increase was primarily due to investments in solution sales support.

•

Unallocated SG&A expenses for the Headquarters/Other group decreased in dollars due to lower unallocated personnel and other costs related to senior management. The Headquarters/Other group provides services to the three operating segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations increased by $4.8 million to $59.4 million in 2013, from $54.6 million in 2012. Income from operations as a percentage of net sales increased to 2.7% for 2013 from 2.5% in 2012. The increase in operating income resulted from an increase in sales and gross margin.

Income taxes. Our effective tax rate was 39.8% for the year ended December 31, 2013, compared to 39.3% for the year ended December 31, 2012. Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. However, we do not expect these variations to be significant in 2014.

Net income increased by $2.6 million to $35.7 million in 2013 from $33.1 million in 2012, principally due to the increase in operating income.

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

•

Net sales to SMB businesses increased by 2.6% year over year due to our focus on growing solution sales and increased demand associated with the improvement in SMB customer profits. However, this increase in sales was more than offset by lower sales to consumer and small office/home office, or SOHO, customers resulting in an aggregate decrease in net sales of 2.1%.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, repurchases of common stock for treasury, dividend payments, and as opportunities arise, possible acquisitions of new businesses.

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $8.0 to $10.0 million and payments on leases and other contractual obligations of approximately $3.7 million. We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software. In 2013, we capitalized $2.2 million of internally developed software costs related to our Customer MDM software project. In the third quarter of 2013, we completed the first phase of our Customer MDM software project, and placed into service $12.0 million of related software and integration costs. While we have not finalized our decisions regarding to what extent new software will be acquired and implemented beyond the Customer MDM software, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three to five years.

We expect to meet our cash requirements for 2014 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2013, we had $42.5 million in cash.

•

Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of December 31, 2013, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017. Accordingly, our entire line of credit was available for borrowing at December 31, 2013. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used for) operating activities	$19.6	$69.7	$(5.3)
Net cash used for investing activities	(7.6)	(9.3)	(16.1)
Net cash used for financing activities	(9.4)	(25.1)	(9.4)

Increase (decrease) in cash and cash equivalents	$2.6	$35.3	$(30.8)

Cash provided by operating activities totaled $19.6 million in 2013. Operating cash flow in 2013 resulted primarily from net income before depreciation and amortization, which was offset partially by increases in accounts receivable and inventory. Accounts receivable increased year over year by $16.8 million primarily due to the timing of sales at the end of the year. Days sales outstanding increased to 42 days at December 31, 2013, from 41 days at December 31, 2012. Inventory increased year over year by $9.5 million in 2013 due primarily to an increase in shipments in transit at December 31, 2013. Inventory days, which is the measure of the average number of days goods remain in inventory before being sold, increased from 13 days at December 31, 2012, to 14 days at December 31, 2013. Operating cash in 2012 was primarily generated by net income before depreciation and amortization as well as decreases in accounts receivable and inventory. Operating activities in 2011 were a use of cash as accounts receivables increased by $56.7 million, and more than offset net income before depreciation and a decrease in accounts payable.

At December 31, 2013, we had $124.8 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $15.5 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $1.7 million in 2013, compared to 2012 primarily due to lower capital expenditures in 2013. Cash used to purchase property and equipment less proceeds from the sale of equipment amounted to $7.6 million in 2013, compared to $9.3 million in 2012, and $10.9 million in 2011. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to above. In addition, our 2011 investing uses of cash included $4.7 million for the acquisition of ValCom.

Cash used for financing activities decreased year over year by $15.7 million due to payments made in 2012 to pay down our bank line of credit, repurchase treasury stock, and settle contingent consideration obligations that did not repeat in 2013. Financing uses of cash in 2013, 2012, and 2011 included dividends of $10.5 million, $10.1 million, and $10.6 million, respectively. In addition, our share repurchases totaled $7.8 million and $3.8 million in 2012 and 2011, respectively. We did not make any share repurchases in 2013.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at December 31, 2013). The one-month LIBOR rate at December 31, 2013 was 0.17%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility during the year ended December 31, 2013.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At December 31, 2013, the entire $50.0 million facility was available for borrowing.

Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $15.5 million in the aggregate as of December 31, 2013, are recorded in accounts payable. The inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Capital lease obligations (1)	$5,697	$1,139	$2,279	$2,279	$—
Operating lease obligations (2)	6,148	2,505	2,921	722	—
Sports marketing commitment	105	105	—	—	—

Total	$11,950	$3,749	$5,200	$3,001	$—

(1)	This relates to the lease for our corporate headquarters, the initial term of which ended on November 30, 2013. We expect to renew the lease for an additional five years on comparable terms. The amounts reflected above assume monthly payments of approximately $0.1 million, and excludes taxes, insurance and common area maintenance charges. These monthly payments are an estimate based on our current payments for this lease. They may change, depending on the terms of our lease renewal, which we expect to be finalized in the second quarter of 2014.
(2)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.2 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above. See Note 11 to the Consolidated Financial Statements for a discussion on income taxes.

Operating Leases. We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. We had a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership, which expired in November 2013. The lease required us to pay our proportionate share of real estate taxes and common area maintenance charges either directly to providers, or as additional rent, and also to pay insurance premiums for the leased property. The initial term of the lease ended November 30, 2013, and we have the option under the original lease agreement to renew the lease for two additional terms of five years each. We are currently renting the space on a month-to-month basis for approximately $0.1 million per month.

Sports Marketing Commitments. We have a multi-year sponsorship agreement with the Boston Red Sox that extends through 2014. The agreement grants us various marketing rights and seating arrangements, and has a future minimum payment of $0.1 million in 2014.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of December 31, 2013, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the fourth quarter of 2013, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2013. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated at December 31, 2013, as $284.4 million, whereas our actual consolidated stockholders’ equity at this date was $319.8 million.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses. At December 31, 2013, we recorded sales reserves of $3.1 million and $0.2 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2012, we recorded sales reserves of $2.4 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.

All amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been classified as “net sales.” Costs related to such shipping and handling billings are classified as “cost of sales.” Sales are reported net of sales, use, or other transaction taxes that are collected from customers and remitted to taxing authorities.

We use our own engineering personnel in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposals, and other services. We evaluate such engagements to determine whether we or the third party assumes the general risk and reward of ownership in these transactions. For those transactions in which we do not assume the risk and reward but instead act as an agent, we recognize the transaction revenue on a net basis. Under net sales recognition, we recognize the cost of the third party as a reduction to the selling price, and accordingly, report as revenue only our gross profit earned on the transaction. In those engagements in which we are the principal and primary obligor, we report the sale on a gross basis, and the cost of the service provider is recognized in cost of goods sold.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $20.6 million, $18.9 million, and $17.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income. Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $1.3 million in 2013, and $2.3 million in 2012.

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

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or market, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our obsolescence charges have ranged between $4.0 million and $5.0 million per annum. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

Value of Goodwill and Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheet. These are all currently classified as held for use. These include property and equipment, identifiable intangibles, and goodwill. An impairment review is undertaken on (1) an annual basis for goodwill; and (2) on an event-driven basis for all long-lived assets when facts and circumstances suggest that cash flows from such assets may be diminished. We have historically reviewed the carrying value of all these assets based partly on our projections of anticipated cash flows. These projections are, in part, dependent upon anticipated market conditions, operational performance, and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted by an impairment charge.

We complete our annual impairment test of goodwill on the first day of each year. The two-step quantitative test requires, under the first step, that we determine the fair value of the reporting unit holding goodwill and compare it to the reporting unit’s carrying value. We determine the fair value of a reporting unit by preparing a discounted cash flow analysis using projections of the reporting unit’s future operating results, as well as consideration of market valuation approaches.

Our Large Account segment holds $51.3 million of goodwill. We concluded that the fair value of the Large Account reporting unit was significantly in excess of its carrying value, and accordingly we did not identify any impairment in 2013. While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying value of those remaining assets in our Large Account segment. Please see Note 2, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our discounted cash flow analysis.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We did not have any borrowings against our line of credit during the year ended December 31, 2013. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).

Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2013. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2014

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a—15(f) and 15d—15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 3 of Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees—Audit Committee” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 21, 2014 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2013. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits

3.1(6)	Amended and Restated Certificate of Incorporation of Registrant, as amended.

3.2(16)	Amended and Restated Bylaws of Registrant.

4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.

9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.

10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.

10.2(5)*	Amended and Restated 1997 Stock Incentive Plan.

10.3(32)*	Amended and Restated 2007 Stock Incentive Plan, as amended.

10.4(27)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.

10.5(15)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.

10.6(15)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.

10.7(23)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.

10.8(23)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.

10.9(28)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.10(32)*	Executive Bonus Plan, as amended.

10.11(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.

10.12(18)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.

10.13(9)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.14(9)	Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.15(9)	Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.16(9)	Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

10.17(13)	Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.18(13)	Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

Exhibits

10.19(30)	Fourth Amendment, dated May 11, 2006, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.20(30)	Fifth Amendment, dated September 19, 2010, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.21(30)	Sixth Amendment, dated January 10, 2012, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.22(26)	Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.23(12)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.

10.25(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.

10.26(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.27(21)	Amendment No. 2 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.28(19)	Lease between the Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located at Merrimack, New Hampshire.

10.29(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 27, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.

10.30(4)	Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.31(8)	Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.32(11)	Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.33(14)	Sixth Amendment, dated October 26, 2006, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.34(21)	Seventh Amendment, dated January 28, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.35(22)	Eighth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.36(22)	Ninth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

Exhibits

10.37(24)	Tenth Amendment, dated September 29, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.38(30)	Eleventh Amendment, dated November 22, 2011, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.39(30)	Twelfth Amendment, dated October 18, 2012, to the Lease Agreement between the registrant (as successor in interest to Merrimack Services Corporation) and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.40(31)	Thirteenth Amendment, dated March 15, 2013, to the Lease Agreement between the Registrant and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.41(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.

10.42(7)	First Amendment, dated June 19, 2001, to the Lease Agreement, dated as of May 13, 1993, between Merrimack Services Corporation and EWE Warehouse Investments V, LTD. for property located at Old State Route 73, Wilmington, Ohio.

10.43(9)	Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.44(13)	Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.45(22)	Fourth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.46(22)	Fifth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.47(24)	Sixth Amendment, dated May 20, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.48(25)	Seventh Amendment, dated July 22, 2011, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated May 13, 1993, for property located at Old State Road 73, Wilmington, OH.

10.49(29)	Eighth Amendment, dated October 18, 2012, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated May 13, 1993, for property located at Old State Road 73, Wilmington, OH.

10.50(31)	Ninth Amendment, dated March 15, 2013, to the Lease agreement between the Registrant (as successor in interest to Merrimack Services Corporation) and EWE Warehouse Investments V, LTD, dated May 13, 1993, for property located at Old State Road 73, Wilmington, OH.

10.51(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.

Exhibits

10.52(4)	First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.53(4)	Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.54(4)	Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.55(8)	Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.56(13)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.57(20)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.58(28)	Seventh Amendment, dated May 21, 2012, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.59(10)	Fifth Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.60(17)	Sixth Amendment, dated February 29, 2008, to the Lease Agreement between Merrimack Services Corporation and RFP Lincoln 293, LLC, assignee of the leasehold interest of Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.61*	Summary of Compensation for Executive Officers.

10.62*	Summary of Compensation for Directors.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

Exhibits

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(6)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(7)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(9)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(10)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(11)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2005.
(12)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(13)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(14)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
(15)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 10, 2007.
(16)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(17)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 14, 2008.
(18)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 12, 2008.
(19)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2008.
(20)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2008.
(21)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 16, 2009.

(22)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 15, 2010.
(23)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2010.
(24)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 11, 2011.
(25)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2011.
(26)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on February 28, 2012.
(27)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 6, 2012.
(28)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 8, 2012.
(29)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 7, 2012.
(30)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 4, 2013.
(31)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 3, 2013.
(32)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 29, 2013.

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.

Date: March 10, 2014	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ TIMOTHY MCGRATH Timothy McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2014

/S/ JOSEPH DRISCOLL Joseph Driscoll	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2014

/S/ PATRICIA GALLUP Patricia Gallup	Chairman of the Board	March 10, 2014

/S/ JOSEPH BAUTE Joseph Baute	Vice Chairman of the Board	March 10, 2014

/S/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 10, 2014

/S/ BARBARA DUCKETT Barbara Duckett	Director	March 10, 2014

/S/ DAVID HALL David Hall	Director	March 10, 2014

/S/ DONALD WEATHERSON Donald Weatherson	Director	March 10, 2014

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2014

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$42,547	$39,907
Accounts receivable, net	283,051	267,310
Inventories	79,141	69,637
Deferred income taxes	6,382	5,250
Prepaid expenses and other current assets	5,117	3,934
Income taxes receivable	2,256	434

Total current assets	418,494	386,472
Property and equipment, net	27,600	26,104
Goodwill	51,276	51,276
Other intangibles, net	2,854	3,757
Other assets	720	714

Total Assets	$500,944	$468,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	124,821	126,110
Accrued expenses and other liabilities	22,362	22,562
Accrued payroll	14,935	13,824
Current maturities of capital lease obligation to affiliate	—	989

Total current liabilities	162,118	163,485
Deferred income taxes	16,224	10,514
Other liabilities	2,773	3,021

Total Liabilities	181,115	177,020

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 28,056 and 27,772 issued, 26,200 and 25,887 outstanding at December 31, 2013 and 2012, respectively	281	278
Additional paid-in capital	104,932	101,735
Retained earnings	230,478	205,271
Treasury stock at cost, 1,856 and 1,885 shares at December 31, 2013 and 2012, respectively	(15,862)	(15,981)

Total Stockholders’ Equity	319,829	291,303

Total Liabilities and Stockholders’ Equity	$500,944	$468,323

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$2,221,638	$2,158,873	$2,103,295
Cost of sales	1,928,638	1,876,784	1,838,411

Gross profit	293,000	282,089	264,884
Selling, general and administrative expenses	233,604	226,322	217,273
Special charges	—	1,135	—

Income from operations	59,396	54,632	47,611
Interest expense	(149)	(166)	(369)
Other, net	—	41	189

Income before taxes	59,247	54,507	47,431
Income tax provision	(23,565)	(21,436)	(18,644)

Net income	$35,682	$33,071	$28,787

Earnings per common share:
Basic	$1.37	$1.25	$1.08

Diluted	$1.35	$1.24	$1.07

Shares used in computation of earnings per common share:
Basic	26,120	26,431	26,703

Diluted	26,387	26,586	26,800

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2011	27,507	$275	$98,871	$164,075	(854)	$(5,582)	$257,639

Issuance of common stock under stock incentive plans	64	1	403	—	—	—	404
Issuance of common stock under Employee Stock Purchase Plan	42	—	380	—	—	—	380
Stock-based compensation expense	—	—	824	—	—	—	824
Nonvested stock awards	—	—	(633)	—	93	633	—
Tax benefit from stock-based compensation	—	—	112	—	—	—	112
Repurchase of common stock for treasury	—	—	—	—	(487)	(4,029)	(4,029)
Dividend payment	—	—	—	(10,588)	—	—	(10,588)
Net income	—	—	—	28,787	—	—	28,787

Balance—December 31, 2011	27,613	276	99,957	182,274	(1,248)	(8,978)	273,529

Issuance of common stock under stock incentive plans	110	1	871	—	—	—	872
Issuance of common stock under Employee Stock Purchase Plan	49	1	514	—	—	—	515
Stock-based compensation expense	—	—	1,494	—	—	—	1,494
Nonvested stock awards	—	—	(1,314)	—	177	1,314	—
Shares withheld for taxes paid on stock awards	—	—	—	—	(52)	(504)	(504)
Tax benefit from stock-based compensation	—	—	213	—	—	—	213
Repurchase of common stock for treasury	—	—	—	—	(762)	(7,813)	(7,813)
Dividend payment	—	—	—	(10,074)	—	—	(10,074)
Net income	—	—	—	33,071	—	—	33,071

Balance—December 31, 2012	27,772	278	101,735	205,271	(1,885)	(15,981)	291,303

Issuance of common stock under stock incentive plans	225	2	1,777	—	—	—	1,779
Issuance of common stock under Employee Stock Purchase Plan	33	1	590	—	—	—	591
Stock-based compensation expense	—	—	958	—	—	—	958
Nonvested stock awards	26	—	(403)	—	48	403	—
Shares withheld for taxes paid on stock awards	—	—	(293)	—	(19)	(284)	(577)
Tax benefit from stock-based compensation	—	—	568	—	—	—	568
Dividend payment	—	—	—	(10,475)	—	—	(10,475)
Net income	—	—	—	35,682	—	—	35,682

Balance—December 31, 2013	28,056	$281	$104,932	$230,478	(1,856)	$(15,862)	$319,829

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$35,682	$33,071	$28,787
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7,089	6,895	5,951
Deferred income taxes	4,578	674	2,581
Provision for doubtful accounts	1,078	1,561	2,768
Stock-based compensation expense	958	1,494	824
Loss on disposal of fixed assets	5	82	16
Excess tax benefit from exercise of stock options	(260)	(15)	(15)
Income tax benefit from stock-based compensation	—	213	112
Fair value adjustment to contingent consideration	—	(44)	(80)
Changes in assets and liabilities:
Accounts receivable	(16,819)	26,317	(56,682)
Inventories	(9,504)	7,800	(2,850)
Prepaid expenses and other current assets	(3,005)	2,272	(673)
Other non-current assets	(6)	(62)	(219)
Accounts payable	(1,371)	(4,613)	14,497
Accrued expenses and other liabilities	1,231	(5,986)	(309)

Net cash provided by (used for) operating activities	19,656	69,659	(5,292)

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,607)	(9,250)	(10,855)
Proceeds from sale of equipment	2	10	4
Acquisition of ValCom Technology, net of cash acquired	—	—	(4,745)
Purchase of intangible asset	—	—	(450)

Net cash used for investing activities	(7,605)	(9,240)	(16,046)

Cash Flows from Financing Activities:
Repayment of short-term borrowings	—	(12,471)	(54,106)
Proceeds from short-term borrowings	—	7,204	59,373
Dividend payment	(10,475)	(10,074)	(10,588)
Exercise of stock options	1,779	872	404
Issuance of stock under Employee Stock Purchase Plan	591	515	380
Excess tax benefit from exercise of stock options	260	15	15
Repayment of capital lease obligation to affiliate	(989)	(971)	(870)
Shares withheld for taxes paid on stock awards	(577)	(504)	(206)
Purchase of treasury shares	—	(7,813)	(3,823)
Payment of contingent consideration	—	(1,900)	—

Net cash used for financing activities	(9,411)	(25,127)	(9,421)

Increase (decrease) in cash and cash equivalents	2,640	35,292	(30,759)
Cash and cash equivalents, beginning of year	39,907	4,615	35,374

Cash and cash equivalents, end of year	$42,547	$39,907	$4,615

Non-cash Investing and Financing Activities:
Issuance of nonvested stock	$403	$1,314	$633
Accrued capital expenditures	335	253	430
Contingent consideration recorded in accrued expenses and other liabilities	—	—	1,960
Supplemental Cash Flow Information:
Income taxes paid	$20,891	$19,025	$16,813
Interest paid	101	244	276

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a direct marketer of a wide range of information technology (“IT”) solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, in SMB, through our PC Connection Sales subsidiary, (b) large enterprise customers, in Large Account, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in Public Sector, through our GovConnection subsidiary.

The following is a summary of our significant accounting policies:

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB—destination shipping terms specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer.

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses. At December 31, 2013, we recorded sales reserves of $3,060 and $208 as components of accounts receivable and accrued expenses, respectively. At December 31, 2012, we recorded sales reserves of $2,415 and $152 as components of accounts receivable and accrued expenses, respectively.

All amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been classified as “net sales.” Costs related to such shipping and handling billings are classified as “cost of sales.” Sales are reported net of sales, use, or other transaction taxes that are collected from customers and remitted to taxing authorities.

We use our own engineering personnel in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposals, and other services. We evaluate such engagements to determine whether we or the third party assumes the general risk and reward of ownership in these transactions. For those transactions in which we do not assume the risk and reward but instead act as an agent, we recognize the transaction revenue on a net basis. Under net sales recognition, we recognize the cost of the third party as a reduction to the selling price, and accordingly, report as revenue only our gross profit earned on the transaction. In those engagements in which we are the principal and primary obligor, we report the sale on a gross basis, and the cost of the service provider is recognized in cost of goods sold.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $20,570, $18,870, and $17,463 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Years Ended December 31,
2013	2012	2011
$13,843	$13,878	$13,455

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $5,115 and $2,611 at December 31, 2013 and 2012, respectively.

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

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of the underlying incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, we classify substantially all vendor consideration as a reduction of cost of sales or inventory rather than a reduction of advertising expense. Advertising expense, which is classified as a component of SG&A expenses, totaled $18,019, $20,029, and $20,858, for the years ended December 31, 2013, 2012, and 2011, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for financial reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software, is capitalized and amortized over lives ranging from three to seven years. Depreciation is provided using the straight-line method. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives.

Costs incurred to develop internal-use software during the application development stage are recorded in property and equipment at cost. External direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll-related costs for employees who devote time to the development of internal-use computer software projects, to the extent of the time spent directly on the project and specific to application development, are capitalized. In 2013, we capitalized $2,203 of internally developed software costs related to our Customer Master Data Management (“Customer MDM”) project. In the third quarter of 2013, we completed the first phase of the Customer MDM software project and placed into service $12,044 of related software and integration expenditures.

When events or circumstances indicate a potential impairment, we evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. We recognize impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.

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

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. No single customer accounted for more than 2% of total net sales in 2013, 2012, and 2011. While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government were 6.4% in 2013 and 8.4% in 2012 and 2011.

Product purchases from Ingram Micro, Inc. (“Ingram”), our largest supplier, accounted for approximately 24%, 26%, and 25% of our total product purchases in 2013, 2012, and 2011, respectively. Purchases from Synnex Corporation (“Synnex”) comprised 12% of our total product purchases in 2013 and 14% in 2012 and 2011, respectively. Purchases from Tech Data Corporation (“Tech Data”) comprised 10% of our total product purchases in 2013 and 2012, respectively, and 12% in 2011. Purchases from Hewlett-Packard Company (“HP”), comprised 9% of our total product purchases in 2013 and 2012, respectively, and 10% in 2011. No other vendor supplied more than 10% of our total product purchases in 2013, 2012, or 2011. We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram, Synnex, Tech Data, and HP are available to us.

Products manufactured by HP represented 25%, 27%, and 28% of our net sales in 2013, 2012, and 2011, respectively. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2013	2012	2011
Numerator:
Net income	$35,682	$33,071	$28,787

Denominator:
Denominator for basic earnings per share	26,120	26,431	26,703
Dilutive effect of employee stock awards	267	155	97

Denominator for diluted earnings per share	26,387	26,586	26,800

Earnings per share:
Basic	$1.37	$1.25	$1.08

Diluted	$1.35	$1.24	$1.07

For the years ended December 31, 2013, 2012, and 2011, the following outstanding nonvested stock units and stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	2013	2012	2011
Employee Stock Awards	162	299	399

Comprehensive Income

We had no items of comprehensive income, other than our net income for each of the periods presented.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is subject to an annual impairment test and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. For goodwill, a two-step quantitative test is performed at a reporting unit level which requires, under the first step, that the fair value of a reporting unit is determined and compared to the reporting unit’s carrying value, including goodwill. To assess the fair value of a reporting unit, both income and market valuation approaches are used. If the fair value is determined to be less than the carrying value, the second step is performed to measure the amount of the impairment.

Our annual impairment test of goodwill is set as of the first day of the year. Previously, goodwill was held by two reporting units that comprised our Large Account segment. However in the fourth quarter of 2012, we combined the operations of the two reporting units, and as a result, goodwill is now held by the combined Large Account reporting unit. The fair value of the Large Account reporting unit substantially exceeded its carrying value; accordingly, we did not identify any goodwill impairment for 2013. We also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of the reporting unit was in excess of the fair value during the year ended December 31, 2013.

To determine the fair value of our reporting unit, we considered operating results and future projections, as well as changes in the Company’s overall market capitalization, in addition to the market capitalization of our competitors. The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends. The discount rate used is a “market participant” weighted average cost of capital (“WACC”). For our computation of fair value as of January 1, 2013, we used a WACC rate of 12.9%, and estimated terminal growth rate at 4.0% and working capital requirements at 7.5% of revenues. There were no changes in the carrying amounts of goodwill during each of the years ended December 31, 2013 and 2012. The carrying amount of goodwill for the periods presented is detailed below:

	SMB	Large Account	Public Sector	Total
Goodwill, gross	$1,173	$51,276	$7,634	$60,083
Accumulated impairment losses	(1,173)	—	(7,634)	(8,807)

Net balance	$—	$51,276	$—	$51,276

Intangible Assets

Our intangible assets, which are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets, and the related accumulated amortization, are detailed below:

	Estimated Useful Lives	December 31, 2013			December 31, 2012
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer List	8	$3,400	$1,514	$1,886	$3,400	$989	$2,411
Tradename	5	1,190	397	793	1,190	159	1,031
License Agreements	5	800	625	175	800	485	315

Total Intangible Assets		$5,390	$2,536	$2,854	$5,390	$1,633	$3,757

In 2013, 2012, and 2011, we recorded amortization expense of $903, $1,448, and $631, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows:

For the Years Ending December 31,
2014	$901
2015	735
2016	599
2017	362
2018	221
Thereafter	36

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

Assets measured at fair value on a recurring basis consisted of the following types of instruments at December 31, 2013 and 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash Equivalents:
Money market fund deposits at December 31, 2013	$38	$—	$—	$38
Money market fund deposits at December 31, 2012	38	—	—	38

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2013	2012
Trade	$266,330	$251,249
Vendor returns, consideration, and other	21,872	20,830
Due from employees	163	139
Due from affiliates	11	21

Total Gross Accounts Receivable	288,376	272,239
Allowances for:
Sales returns	(3,060)	(2,415)
Doubtful accounts	(2,265)	(2,514)

Accounts Receivable, net	$283,051	$267,310

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2013	2012
Facilities and equipment under capital lease with affiliate	$7,215	$7,215
Leasehold improvements	7,534	7,380
Furniture and equipment	25,698	23,120
Computer software, including licenses and internally-developed software	58,257	53,942

Total	98,704	91,657
Accumulated depreciation and amortization	(71,104)	(65,553)

Property and equipment, net	$27,600	$26,104

We recorded depreciation and amortization expense for property and equipment, including capital lease amortization, of $6,186, $5,447, and $5,320 in 2013, 2012, and 2011, respectively.

6. SPECIAL CHARGES

In 2012, we recorded special charges of $1,135 related to awards granted upon the retirement of a former executive officer and certain workforce reductions. The retirement award included a non-cash charge of $842 for the issuance of nonvested stock. We did not record any special charges in 2011 or 2013.

A roll forward of liabilities related to special charges is shown below.

Workforce Reductions & Other
Balance, January 1, 2011	$16
Cash payments	(16)

Balance, December 31, 2011	—

Charges	1,135
Issuance of non-vested stock	(842)
Cash payments	(293)

Balance, December 31, 2012	$—

7. BANK BORROWINGS

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at December 31, 2013). The one-month LIBOR rate at December 31, 2013 was 0.17%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions, none of which we believe significantly restricts our operations. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility; however, we did not have any borrowings under our credit facility in 2013. We had no outstanding bank borrowings at December 31, 2013 or 2012, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

Certain information with respect to short-term borrowings was as follows:

Year ended December 31,	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
2012	0.8%	$6,707	$19
2011	0.8	21,007	750

8. TRADE CREDIT AGREEMENTS

At December 31, 2013 and 2012, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At December 31, 2013 and December 31, 2012, accounts payable included $15,543 and $18,901, respectively, owed to these financial institutions.

9. CAPITAL LEASE

In November 1997, we entered into a fifteen-year lease for our corporate headquarters with an entity controlled by our principal stockholders, which we recorded as a capital lease. Annual lease payments under the terms of the lease, as amended, were approximately $911 for the first five years of the lease, increasing to $1,025 for years six through ten and $1,139 for years eleven through fifteen. The lease required us to pay our proportionate share of real estate taxes and common area maintenance charges either directly to providers or as additional rent and also to pay insurance premiums for the leased property. The initial term of the lease ended November 30, 2013, and we have the option under the original lease agreement to renew the lease for two additional terms of five years each. We are currently renting the space on a month-to-month basis for approximately $95 a month. The net book value of the capital lease asset was $441 as of December 31, 2012, and $0 at December 31, 2013.

10. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at December 31, 2013 or 2012.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We did not repurchase any shares in 2013, however we repurchased 762 shares for $7,813 in 2012, and 461 shares for $3,823 in 2011. Our 2012 repurchases included the purchase of 600 shares from two principal stockholders at an average price of $10.58 per share. This share purchase agreement was approved by our Board of Directors and was considered a separate transaction from our 2001 Board authorized program. As of December 31, 2013, we have repurchased an aggregate of 1,682 shares for $12,233 under our repurchase program. The maximum approximate dollar value of shares that may yet be purchased under our 2001 share repurchase program is $2,767. We have issued nonvested shares from treasury stock and have reflected, upon the vesting of such shares, the net remaining balance of treasury stock on the consolidated balance sheet. In addition, we withheld 19 shares, having an aggregate fair value of $284, upon the vesting of nonvested stock to satisfy related employee tax obligations during the year ended December 31, 2013. Such transactions were recognized as a repurchase of common stock and returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

On February 11, 2014, our Board approved a new share repurchase program authorizing up to $15,000 in share repurchases. There is no fixed termination date for this new repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. We intend to complete the 2001 repurchase program before repurchasing shares under the new program. The timing and amount of any share repurchases will be based on market conditions and other factors.

Dividend Payments

In 2013, we paid a cash dividend of $0.40 per share. The total cash payment of $10,475 was made on December 26, 2013, to shareholders of record at the close of business on December 12, 2013. In 2012, we paid a cash dividend of $0.38 per share. The total cash payment of $10,074 was made on December 14, 2012 to shareholders of record at the close of business on November 28, 2012. In 2011, we paid a cash dividend of $0.40 per share. The total cash payment of $10,588 was made on December 5, 2011 to shareholders of record at the close of business on November 25, 2011. We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In November 1997, the Board adopted and the stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the terms of the 1997 Plan, we were authorized, for a ten-year period, to grant stock options, nonvested stock, and other stock-based awards. The 1997 Plan expired in November 2007. Under such plan, options to purchase 171 shares remain outstanding as of December 31, 2013.

In 2007, the Board adopted, and our stockholders approved, the 2007 Stock Incentive Plan (the “2007 Plan”). In May 2013, our shareholders approved an amendment to the 2007 Plan that authorized the issuance of 1,400 shares of common stock under the 2007 Plan. Under the terms of the 2007 Plan, we are authorized, for a ten-year period to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants. As of December 31, 2013, there were 53 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on February 1, 1999. The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period. An aggregate of 1,038 shares of common stock has been reserved for issuance under the Purchase Plan, of which 953 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed. We value grants with multiple vesting periods as a single award and record share-based compensation as a component of SG&A expenses or special charges. In 2013, 2012, and 2011, we granted nonvested stock units, and in previous years, we have granted both nonvested stock awards and stock options.

We employ the Black-Scholes option valuation model to assess the grant date fair value of each option grant. The application of this model requires certain key input assumptions, including expected volatility, option term, and risk-free interest rates. Expected volatility is based on the historical volatility of our common stock. The expected term of an option grant is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve that corresponds most closely to the stock option’s expected average life. We estimate expected forfeitures based upon historical patterns of employee turnover.

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2013:

	2013	2012	2011
Nonvested shares/units	$864	$1,333	$530
Stock options	94	161	294

Pre-tax compensation expense	958	1,494	824
Tax benefit	(329)	(517)	(234)

Net effect on net income	$629	$977	$590

We have historically settled stock option exercises with newly issued common shares. The intrinsic value of options exercised in 2013, 2012, and 2011 was $1,610, $374, and $253, respectively. The following table sets forth our stock option activity for the year ended December 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	540	$9.54
Exercised	(225)	7.89
Forfeited	(6)	6.35
Expired	(50)	13.13

Outstanding, December 31, 2013	259	$10.36	4.32	$3,752

Vested and expected to vest	257	$10.40	4.30	$3,711

Exercisable, December 31, 2013	254	$10.44	4.28	$3,659

Unearned compensation cost related to the unvested portion of outstanding stock options as of December 31, 2013 was $3 and is expected to be recognized in the first quarter of 2014.

We have issued nonvested stock awards from treasury stock. Recipients of these awards possess the rights of stockholders, including voting rights and the right to receive dividends. In 2013, 2012 and 2011, we issued nonvested stock units that settle in stock and vest over periods up to nine years. Recipients of nonvested stock units do not possess stockholder rights. The fair value of these two grant types is based on the end of day market value of our common stock on the grant date. The following table summarizes our nonvested stock award and unit activity in 2013:

	Nonvested Stock Awards		Nonvested Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	48	$4.51	353	$8.33
Awarded	—	—	165	21.51
Vested	(48)	4.51	(43)	10.61

Nonvested at December 31, 2013	—	—	475	12.70

The total fair values of nonvested stock awards that vested in 2013, 2012, and 2011 were $728, $1,715, and $731, respectively. The weighted-average grant-date fair value of nonvested stock units granted in 2012 and 2011 was $9.84 and $5.54, respectively. The total fair value of nonvested stock units that vested in 2013 was $768, and no units vested in 2012 or 2011. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $3,062 as of December 31, 2013, and is expected to be recognized over a weighted-average period of approximately 6.5 years.

Stock Equivalent Units

In 2013 and 2012, we issued 40 and 179 stock equivalent units, (“SEUs”), respectively. The SEU awards settle in cash and vest ratably over four years. The fair value of the awards is based on the closing market price of our common stock, and is remeasured at the end of each reporting period until the SEUs vest. We incurred $1,159 and $349 of expense in 2013 and 2012, respectively, for these liability awards, and reported the liability as accrued payroll on the consolidated balance sheet.

11. INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$15,494	$17,728	$13,130
State	3,493	3,034	2,865

Total current	18,987	20,762	15,995

Deferred:
Federal	4,160	344	2,220
State	418	330	429

Total deferred	4,578	674	2,649

Net provision	$23,565	$21,436	$18,644

The components of the deferred taxes at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Provisions for doubtful accounts	$891	$990
Inventory costs capitalized for tax purposes	166	112
Inventory valuation reserves	558	267
Sales return reserves	155	122
Deductible expenses, primarily employee-benefit related	615	461
Accrued compensation	1,764	924
State tax contingency	248	230
Other	2,076	2,184
Compensation under non-statutory stock option agreements	669	769
State tax loss carryforwards	622	511
State tax credit carryforwards	—	259
Federal benefit for uncertain state tax positions	692	708

Total gross deferred tax assets	8,456	7,537
Less: Valuation allowance	(249)	(291)

Net deferred tax assets	8,207	7,246

Deferred tax liabilities:
Goodwill and other intangibles	(12,926)	(11,082)
Property and equipment	(5,123)	(1,428)

Total gross deferred tax liabilities	(18,049)	(12,510)

Net deferred tax liability	$(9,842)	$(5,264)

Current net deferred tax assets	$6,382	$5,250
Noncurrent deferred tax liability	(16,224)	(10,514)

Net deferred tax liability	$(9,842)	$(5,264)

We have state net operating loss carryforwards aggregating $957 at December 31, 2013 representing state tax benefits, net of federal taxes, of approximately $622. These loss carryforwards are subject to between five, fifteen, and twenty-year carryforward periods, with $6 expiring after 2016, $3 expiring after 2017 and $948 expiring beyond 2018. We have provided valuation allowances of $249 and $291 at December 31, 2013 and 2012 respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that we believe are not likely to be realized. The net change in the valuation allowance totaled $42, $237, and $145 in 2013, 2012, and 2011, respectively. The change in the valuation allowance represents a reduction related to the utilization and expiration of state net operating loss carryforwards.

A reconciliation of our 2013, 2012, and 2011 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2013	2012	2011
Federal income taxes, at statutory tax rate	$20,736	$19,077	$16,601
State income taxes, net of federal benefit	2,467	2,232	2,573
Nondeductible expenses	420	277	8
Other—net	(58)	(150)	(538)

Tax provision	$23,565	$21,436	$18,644

We file one consolidated United States Federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2009-2012 remain open to examination by the major state taxing jurisdictions in which we file. The tax years 2010-2012 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2013, 2012, and 2011, is as follows:

	2013	2012	2011
Balance at January 1,	$1,084	$1,535	$1,791
Lapses of applicable statute of limitations	(76)	(451)	(256)

Balance at December 31,	$1,008	$1,084	$1,535

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. During the years ended December 31, 2013, 2012, and 2011, we recognized interest and penalties totaling $81, $93, and $120, respectively. At December 31, 2013 and 2012, accrued interest aggregated $967 and $944, respectively, and accrued penalties aggregated $254 and $273, respectively. As of December 31, 2013 and 2012, all unrecognized tax benefits and the related interest and penalties, if recognized, would favorably affect our effective tax rate.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statutes of limitations, or other reasons in the next twelve months.

12. EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2013, 2012, or 2011. We made matching contributions to the employee savings element of such plan of $1,768, $1,568, and $1,288 in 2013, 2012, and 2011, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

In addition, we lease office, distribution facilities, and equipment from unrelated parties with remaining terms of one to five years.

Future aggregate minimum annual lease payments under these leases at December 31, 2013 are as follows:

Year Ending December 31	Related Parties	Others	Total
2014	$235	$2,270	$2,505
2015	235	1,898	2,133
2016	235	553	788
2017	235	318	553
2018	137	32	169
2019 and thereafter	—	—	—

Total rent expense aggregated $3,282, $3,318, and $3,104 for the years ended December 31, 2013, 2012, and 2011, respectively, under the terms of the operating leases described above. Such amounts included $372, $464, and $524 in 2013, 2012, and 2011, respectively, paid to related parties.

Sports Marketing Agreements

We have entered into a sponsorship agreement with the Boston Red Sox that extends through 2014. This agreement grants us various marketing rights and seating arrangements, and has a future minimum payment of $105. Total sports marketing expense payments aggregated $408, $522, and $935 for the years ended December 31, 2013, 2012, and 2011, respectively.

Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We have received direct claims of infringement of patents owned by third parties. Many of these underlying claims have not yet been resolved, and the extent, if any, of the Company’s indemnification obligations have not been determined. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. In addition, some of the patents at issue are the subject of pending legal proceedings between the patent owners and one or more leading digital commerce companies, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against us or our customers. Our business could be materially adversely affected by any significant disputes between us and our customers as to intellectual property litigation to which we may become a party. Adverse results in these matters may include awards of substantial monetary damages, costly licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm our business. As of December 31, 2013, the Company has not made an accrual related to these matters.

We record a liability when it believes that a loss is both probable and reasonably estimable. On a quarterly basis, we review each of these legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of such loss. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. We expense legal fees in the period in which they are incurred.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit continues to be in progress, and total accruals for unclaimed property aggregated $1,792 and $2,418 at December 31, 2013 and 2012, respectively. While management believes that known and estimated unclaimed property liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as formal assessments have not been finalized. Additional liabilities for this or other audits could be assessed, and such outcomes could have a material negative impact on our financial position, results of operations, and cash flows.

14. OTHER RELATED-PARTY TRANSACTIONS

As described in Notes 9 and 13, we leased certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to us through common ownership.

	2013	2012	2011
Revenue:
Sales of services to affiliated companies	$115	$100	$94

15. SEGMENT AND RELATED DISCLOSURES

The internal reporting structure used by our chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chairman of the Board of Directors, and she evaluates operations and allocates resources based on a measure of operating income.

Our operations are organized under three reporting segments—the SMB segment, which serves primarily small- and medium-sized businesses; the Large Account segment, which serves primarily medium-to-large corporations; and the Public Sector segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the years ended December 31, 2013, 2012, and 2011 is shown below:

	Years ended December 31,
	2013	2012	2011
Net sales:
SMB	$952,785	$902,642	$922,439
Large Account	793,686	773,352	711,177
Public Sector	475,167	482,879	469,679

Total net sales	$2,221,638	$2,158,873	$2,103,295

Operating income (loss):
SMB	31,635	31,730	26,725
Large Account	31,667	32,764	28,644
Public Sector	3,415	8,316	4,886
Headquarters/Other	(7,321)	(18,178)	(12,644)

Total operating income	59,396	54,632	47,611
Interest expense	(149)	(166)	(369)
Other, net	—	41	189

Income before taxes	$59,247	$54,507	$47,431

Selected operating expense:
Depreciation and amortization:
SMB	5	9	26
Large Account	2,079	2,156	1,377
Public Sector	174	165	170
Headquarters/Other	4,831	4,565	4,378

Total depreciation and amortization	$7,089	$6,895	$5,951

Special charges (Headquarters/Other)	$—	$1,135	$—

Total assets:
SMB	$165,620	$146,633
Large Account	243,940	221,171
Public Sector	57,961	63,210
Headquarters/Other	33,423	37,309

Total assets	$500,944	$468,323

The assets of our operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Goodwill of $51,276 is held by our Large Account segment for the years ended December 31, 2013 and 2012. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $30,481 and $32,955 for the years ended December 31, 2013 and 2012, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Substantially, all of our sales in 2013, 2012, and 2011 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 1% in 2013, 2012, and 2011. All of our assets at December 31, 2013 and 2012 were located in the United States. Our primary target customers are SMBs, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. No single customer accounted for more than 2% of total net sales in 2013, 2012, or 2011. While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government were 6.4% in 2013 and 8.4% in 2012 and 2011.

16. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2013 and 2012. This information has been prepared on the same basis as the annual financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$505,423	$557,287	$580,356	$578,572
Cost of sales	438,585	483,371	503,803	502,879

Gross profit	66,838	73,916	76,553	75,693
Selling, general and administrative expenses	56,713	58,533	59,043	59,315

Income from operations	10,125	15,383	17,510	16,378
Interest expense	(53)	(46)	(39)	(11)
Other, net	3	—	—	(3)

Income before taxes	10,075	15,337	17,471	16,364
Income tax provision	(3,977)	(6,183)	(6,882)	(6,523)

Net income	$6,098	$9,154	$10,589	$9,841

Earnings per common share:
Basic	$0.23	$0.35	$0.40	$0.38

Diluted	$0.23	$0.35	$0.40	$0.37

Weighted average common shares outstanding:
Basic	25,998	26,127	26,169	26,181

Diluted	26,272	26,379	26,399	26,453

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$498,763	$542,569	$561,294	$556,247
Cost of sales	432,152	470,998	489,088	484,546

Gross profit	66,611	71,571	72,206	71,701
Selling, general and administrative expenses	56,450	56,903	55,906	57,063
Special charges	1,135	—	—	—

Income from operations	9,026	14,668	16,300	14,638
Interest expense	—	(64)	(69)	(33)
Other, net	46	(29)	6	18

Income before taxes	9,072	14,575	16,237	14,623
Income tax provision	(3,597)	(5,749)	(6,336)	(5,754)

Net income	$5,475	$8,826	$9,901	$8,869

Earnings per common share:
Basic	$0.21	$0.33	$0.37	$0.34

Diluted	$0.21	$0.33	$0.37	$0.33

Weighted average common shares outstanding:
Basic	26,439	26,403	26,470	26,413

Diluted	26,586	26,519	26,660	26,598

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period
Description

Allowance for Sales Returns
Year Ended December 31, 2011	3,244	32,969	(33,781)	2,432
Year Ended December 31, 2012	2,432	31,316	(31,333)	2,415
Year Ended December 31, 2013	2,415	31,843	(31,198)	3,060

Allowance for Doubtful Accounts
Year Ended December 31, 2011	2,841	2,768	(2,315)	3,294
Year Ended December 31, 2012	3,294	1,561	(2,341)	2,514
Year Ended December 31, 2013	2,514	1,078	(1,327)	2,265