Form 10-Q
period 2014-03-31
PC CONNECTION INC
filed 2014-05-09
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s common stock as of May 1, 2014 was 26,205,781.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$64,881	$42,547
Accounts receivable, net	260,853	283,051
Inventories	71,419	79,141
Deferred income taxes	6,382	6,382
Prepaid expenses and other current assets	5,056	5,117
Income taxes receivable	—	2,256

Total current assets	408,591	418,494
Property and equipment, net	27,228	27,600
Goodwill	51,276	51,276
Other intangibles, net	2,629	2,854
Other assets	692	720

Total Assets	$490,416	$500,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$109,639	$124,821
Accrued expenses and other liabilities	20,811	22,362
Accrued payroll	14,005	14,935

Total current liabilities	144,455	162,118

Deferred income taxes	16,288	16,224
Other liabilities	2,538	2,773

Total Liabilities	163,281	181,115

Stockholders’ Equity:
Common stock	281	281
Additional paid-in capital	105,107	104,932
Retained earnings	237,609	230,478
Treasury stock, at cost	(15,862)	(15,862)

Total Stockholders’ Equity	327,135	319,829

Total Liabilities and Stockholders’ Equity	$490,416	$500,944

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$559,760	$505,423
Cost of sales	486,913	438,585

Gross profit	72,847	66,838
Selling, general and administrative expenses	61,101	56,713

Income from operations	11,746	10,125
Interest/other expense, net	(10)	(50)

Income before taxes	11,736	10,075
Income tax provision	(4,605)	(3,977)

Net income	$7,131	$6,098

Earnings per common share:
Basic	$0.27	$0.23

Diluted	$0.27	$0.23

Shares used in computation of earnings per common share:
Basic	26,202	25,998

Diluted	26,485	26,272

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:

Net income	$7,131	$6,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,077	1,627
Stock-based compensation expense	159	148
Provision for doubtful accounts	128	202
Deferred income taxes	64	(111)
Excess tax benefit from exercise of equity awards	(34)	(216)
Loss on disposal of fixed assets	—	5
Income tax benefit from stock-based compensation	—	155
Changes in assets and liabilities:
Accounts receivable	22,070	30,826
Inventories	7,722	10,044
Prepaid expenses and other current assets	2,317	(970)
Other non-current assets	28	11
Accounts payable	(15,205)	(31,605)
Accrued expenses and other liabilities	(2,682)	2,817

Net cash provided by operating activities	23,775	19,031

Cash Flows from Investing Activities:

Purchases of property and equipment	(1,466)	(1,745)
Proceeds from sale of equipment	9	—

Net cash used for investing activities	(1,457)	(1,745)

Cash Flows from Financing Activities:

Excess tax benefit from exercise of equity awards	34	216
Exercise of stock options	16	1,380
Payment of payroll taxes on stock-based compensation through shares withheld	(34)	—
Repayment of capital lease obligation to affiliate	—	(260)

Net cash provided by financing activities	16	1,336

Increase in cash and cash equivalents	22,334	18,622
Cash and cash equivalents, beginning of period	42,547	39,907

Cash and cash equivalents, end of period	$64,881	$58,529

Non-cash Investing Activities:

Accrued capital expenditures	$358	$356

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2014 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2014.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2014	2013
Numerator:
Net income	$7,131	$6,098

Denominator:
Denominator for basic earnings per share	26,202	25,998
Dilutive effect of employee stock awards	283	274

Denominator for diluted earnings per share	26,485	26,272

Earnings per share:
Basic	$0.27	$0.23

Diluted	$0.27	$0.23

For the three months ended March 31, 2014 and 2013, we had no outstanding nonvested stock units or stock options that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 3—Goodwill and Other Intangible Assets

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

Our annual impairment test of goodwill is set as of the first day of the year. Our goodwill is held by our Large Account reporting unit. To assess the fair value of our reporting unit, both income and market valuation approaches were used. The fair value of the Large Account reporting unit substantially exceeded its carrying value; accordingly, we did not identify an indication of goodwill impairment as of January 1, 2014. We also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of the reporting unit was in excess of the fair value during the three months ended March 31, 2014.

Intangible Assets

For each of the three-month periods ended March 31, 2014 and 2013, we recorded amortization expense for our intangible assets of $225. The estimated amortization expense relating to the intangible assets in each of the five succeeding years and thereafter is as follows:

For the Year Ending December 31,
2014	$676	(*)
2015	735
2016	599
2017	362
2018	221
Thereafter	36

(*)	Represents estimated amortization expense for the nine months ending December 31, 2014.

Note 4—Segment and Related Disclosures

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three months ended March 31, 2014 and 2013 is shown below:

	Three Months Ended March 31,
	2014	2013
Net sales:
SMB	$253,471	$235,678
Large Account	200,932	186,395
Public Sector	105,357	83,350

Total net sales	$559,760	$505,423

Operating income (loss):
SMB	$7,807	$7,138
Large Account	7,776	6,176
Public Sector	(1,885)	(1,522)
Headquarters/Other	(1,952)	(1,667)

Total operating income	$11,746	$10,125
Interest/other expense, net	(10)	(50)

Income before taxes	$11,736	$10,075

Selected Operating Expense:
Depreciation and amortization:
SMB	$1	$1
Large Account	334	517
Public Sector	44	38
Headquarters/Other	1,698	1,071

Total depreciation and amortization	$2,077	$1,627

Assets at March 31, 2014:
SMB	$168,920
Large Account	227,806
Public Sector	29,577
Headquarters/Other	64,113

Total assets	$490,416

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $10,987 as of March 31, 2014. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Note 5—Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit continues to be in progress. While management believes that known and estimated unclaimed property liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as not all formal assessments have been finalized. Additional liabilities for this and other audits could be assessed, and such outcomes could have a material, negative impact on our financial position, results of operations, and cash flows.

Note 6—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2014). The one-month LIBOR rate at March 31, 2014 was 0.15%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility. We had no outstanding bank borrowings at March 31, 2014, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At March 31, 2014, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $47,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At March 31, 2014 and December 31, 2013, accounts payable included $16,069 and $15,543, respectively, owed to these financial institutions.

Note 7—Fair Value

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

Level 2—Other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

We measure our cash equivalents at fair value and classify such assets within Level 1 of the fair value hierarchy. This classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices for identical assets.

Assets measured at fair value on a recurring basis consisted of the following types of instruments at March 31, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents:
Money market fund deposits at March 31, 2014	$38	$—	$—	$38
Money market fund deposits at December 31, 2013	38	—	—	38

Note 8—Subsequent Event

On May 9, 2014, we entered into an amendment to our lease agreement for our corporate headquarters located in Merrimack, New Hampshire. The lease agreement is with G&H Post, LLC, a company affiliated with Patricia Gallup, our Chairman and Chief Administrative Officer, and David Hall, a board member and employee. The amendment extends the lease for five years, and requires a monthly payment of $104. We have the option to renew the lease for one more additional five-year term on the same terms and conditions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A.“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the SEC.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our ProConnection services group we are able to provide customers with complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently. In the third quarter of 2013, we completed the first phase of a Customer Master Data Management, or MDM, software project, and placed into service $12.0 million of related software and integration costs. Accordingly, depreciation expense will include approximately $2.0 million (or approximately $0.5 million per quarter) related to this project. The Customer MDM software provides us with a more comprehensive view of our customers and serves as a foundation for future IT investments. While we have not yet finalized our decisions regarding to what extent additional software will be acquired, we expect to increase our capital investments in our IT infrastructure, which if fully implemented, would likely exceed $20 million over the next three to five years.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
March 31,	2014	2013
Net sales (in millions)	$559.8	$505.4

Gross margin	13.0%	13.2%
Selling, general and administrative expenses	10.9	11.2
Income from operations	2.1	2.0

Net sales in the first quarter of 2014 increased year over year by $54.3 million, or 10.8%, compared to the first quarter of 2013, due to increased sales in all three of our sales segments. The expiration of support for the Windows XP operating system in April 2014 led to increased sales of notebooks, desktops, and software. Gross margin (gross profit expressed as a percentage of net sales) decreased by 21 basis points compared to the prior year quarter due to this shift in product sales mix to lower margin product categories, such as desktops and notebooks. SG&A expenses increased in dollars, but decreased as a percentage of net sales. Personnel costs increased year over year in the first quarter of 2014 due to incremental variable compensation associated with higher gross profits and investments in solution sales and support personnel. Operating income in the first quarter of 2014 increased year over year by $1.6 million due to the increase in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended
March 31,	2014	2013
Business Segment
SMB	45%	47%
Large Account	36	37
Public Sector	19	16

Total	100%	100%

Product Mix
Notebook/Tablet	22%	19%
Desktop/Server	16	15
Software	15	15
Net/Com Product	10	10
Video, Imaging & Sound	9	8
Printer & Printer Supplies	7	7
Storage	5	6
Memory & System Enhancement	3	3
Accessory/Services/Other	13	17

Total	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2014	2013
Business Segment
SMB	14.9%	15.1%
Large Account	12.0	11.5
Public Sector	10.5	11.9
Total	13.0%	13.2%

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses were $3.7 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively. Distribution costs as a percentage of net sales for the periods reported are as follows:

	Three Months Ended
March 31,	2014	2013
Purchasing/Distribution Center	0.65%	0.65%

Operating Expenses

The following table breaks out our more significant SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended
March 31,	2014	2013
Personnel costs	$45.8	$41.9
Advertising	3.9	5.0
Facilities operations	3.2	2.6
Professional fees	1.8	1.7
Credit card fees	1.7	1.8
Depreciation and amortization	2.1	1.6
Other, net	2.6	2.1

Total	$61.1	$56.7

Percentage of net sales	10.9%	11.2%

Personnel costs increased year over year in the three months ended March 31, 2014, due to incremental variable compensation associated with higher gross profits and investments in technical solution sales and support personnel.

Year-Over-Year Comparisons

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,				% Change
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
Sales:
SMB	$253.5	45.3%	$235.7	46.6%	7.5%
Large Account	200.9	35.9	186.4	36.9	7.8
Public Sector	105.4	18.8	83.3	16.5	26.4

Total	$559.8	100.0%	$505.4	100.0%	10.8%

Gross Profit:
SMB	$37.7	14.9%	$35.5	15.1%	6.2%
Large Account	24.1	12.0	21.4	11.5	12.5
Public Sector	11.0	10.5	9.9	11.9	11.5

Total	$72.8	13.0%	$66.8	13.2%	9.0%

Net sales increased in the first quarter of 2014 compared to the first quarter of 2013, as explained below:

•	Net sales for the SMB segment increased due to our focus on growing solution sales and the expiration in April 2014 of support for the Windows XP operating system, which generated increased demand for desktops, notebooks, and software products.

•	Net sales for the Large Account segment increased due to our focus on growing solution sales and our acquisition of new customers, as well as the expiration in April 2014 of support for the Windows XP operating system.

•	Net sales to government and education customers (Public Sector segment) increased due to increased sales to education customers and the federal government. Sales to state and local government and educational institutions increased by 28.8% year over year, and sales to the federal government increased by 20.2%. Sales of notebook/tablets increased to K-12 educational customer due to higher demand associated with the implementation of standardized digital testing education requirements. Federal government sales increased due to the expiration in April 2014 of support for the Windows XP operating system, as well as increased sales made under our federal government contracts.

Gross profit for the first quarter of 2014 increased year over year in dollars, but decreased as a percentage of net sales (gross margin), as explained below:

•	Gross profit for the SMB segment increased due to an increase in net sales. Gross margin decreased year over year due to lower invoice selling margins (46 basis points) on desktop and notebook products but was partially offset by increases in agency revenues (14 basis points) and vendor early payment discounts (10 basis points).

•	Gross profit for the Large Account segment increased due to higher net sales and gross margin, which increased due to improved invoice selling margins (53 basis points).

•	Gross profit for the Public Sector segment increased due to an increase in net sales. Invoice selling margins decreased by 139 basis points due to increased demand for lower margin products such as notebooks and desktops.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the first quarter of 2014 compared to the prior year quarter. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	% Change
SMB	$29.9	11.8%	$28.3	12.0%	5.7%
Large Account	16.4	8.1	15.3	8.2	7.2
Public Sector	12.9	12.3	11.4	13.7	13.2
Headquarters/Other	1.9		1.7		11.8

Total	$61.1	10.9%	$56.7	11.2%	7.7%

•	SG&A expenses for the SMB segment increased in dollars, but decreased as a percentage of net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits, which was partially offset by lower advertising expense. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Large Account segment increased in dollars, but decreased slightly as a percentage of net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Public Sector segment increased in dollars, but decreased as a percentage of net sales. The dollar increase was due to higher advertising expense and incremental variable compensation related to higher gross profits. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Headquarters/Other group increased slightly due to an increase in unallocated personnel and related costs. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the first quarter of 2014 increased to $11.7 million, compared to $10.1 million for the first quarter of 2013. Income from operations as a percentage of net sales was 2.1% for the first quarter of 2014, compared to 2.0% of net sales for the prior year quarter.

Our effective tax rate was 39.2% for the first quarter of 2014, compared to 39.5% for the first quarter of 2013. Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We do not expect these variations to be significant in 2014.

Net income for the first quarter of 2014 increased to $7.1 million, compared to $6.1 million for the first quarter of 2013, principally due to the increase in operating income.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2014, we had approximately $64.9 million in cash.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•	Credit Facilities. As of March 31, 2014, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017. Accordingly, our entire line of credit was available for borrowing at March 31, 2014. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2014	2013
Net cash provided by operating activities	$23.8	$19.0
Net cash used for investing activities	(1.5)	(1.7)
Net cash provided by financing activities	—	1.3

Increase in cash and cash equivalents	$22.3	$18.6

Cash provided by operating activities in the first quarter of 2014 largely reflects the seasonal decrease in working capital requirements, similar to the prior year quarter, such as lower account receivable and inventory. Operating cash flow in the first quarter of 2014 resulted primarily from net income before depreciation and amortization, and a decrease in accounts receivables and inventory, partially offset by a decrease in accounts payable. Accounts receivable decreased by $22.1 million from the prior year-end balance due to improved collection efforts as evidenced by our lower days sales outstanding, which decreased to 39 days at March 31, 2014, compared to 40 days at March 31, 2013, and 42 days at December 31, 2013. Inventory decreased by $7.7 million in the first quarter of 2014 due to efforts to reduce stocking levels. Inventory turns increased to 27 turns for the first quarter of 2014 compared to 26 turns for the prior year quarter.

At March 31, 2014, we had $109.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $16.1 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $0.2 million in the first quarter of 2014 compared to the prior year quarter due to lower purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the IT initiative referred to above.

Cash provided by financing activities decreased by $1.3 million due to lower proceeds from the exercise of equity awards.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2014). The one-month LIBOR rate at March 31, 2014 was 0.15%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility during the quarter ended March 31, 2014.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At March 31, 2014, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $47.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $16.1 million in the aggregate as of March 31, 2014, are recorded in accounts payable. The inventory financed is classified as inventory on the consolidated balance sheet.

Operating Leases. We had a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership. The initial term of the lease ended November 30, 2013, and we had the option under the original lease agreement to renew the lease for two additional terms of five years each. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges. For the quarter ended March 31, 2014, we rented the space on a month-to-month basis for approximately $0.1 million per month. Following the end of the quarter, as noted in Item 5, we amended the lease for our corporate headquarters on May 8, 2014 to extend the term for an additional five years. The amendment requires a monthly payment of $104,434. We also lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2013 have not materially changed since the report was filed, other than with respect to the renewal of our lease for our corporate headquarters as described above and in Item 5 below.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of March 31, 2014, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the first quarter of 2014, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2014. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•	Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated as $287.9 million at March 31, 2014, whereas our actual consolidated stockholders’ equity at this date was $327.1 million.

Trade Credit Agreements. These agreements contain similar financial ratios and operational covenants and restrictions as those contained in our bank line of credit described above. These trade credit agreements also contain cross-default provisions whereby a default under the bank agreement would also constitute a default under these agreements. Financing under these agreements is limited to the purchase of specific branded products from authorized suppliers, and amounts outstanding must be fully collateralized by inventories of those products on hand.

Capital Markets. Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the information technology industry, our financial performance and stock price, and the state of the capital markets.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. These policies include revenue recognition, accounts receivable, vendor allowances, inventory, and the value of goodwill and long-lived assets, including intangibles.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material changes have occurred in our market risks since December 31, 2013.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A—Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 5—Other Information

On May 9, 2014, we entered into an amendment to our lease agreement for our corporate headquarters located in Merrimack, New Hampshire. The lease agreement is with G&H Post LLC, a company affiliated with Patricia Gallup, our Chairman and Chief Administrative Officer, and David Hall, a board member and employee. The amendment extends the lease for five years, and requires a monthly payment of $104,434.  We have the option to renew the lease for one more additional five-year term on the same terms and conditions.

Item  6—Exhibits

Exhibit Number		Description

10.1	*	Amendment No. 3, dated May 9, 2014, to the Amended and Restated Lease Agreement between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date: May 9, 2014	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: May 9, 2014	By:	/s/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer and Chief Financial Officer