Form 10-Q
period 2014-09-30
PC CONNECTION INC
filed 2014-10-31
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of October 30, 2014 was 26,302,885.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$66,434	$42,547
Accounts receivable, net	273,938	283,051
Inventories	82,541	79,141
Deferred income taxes	6,382	6,382
Prepaid expenses and other current assets	4,868	5,117
Income taxes receivable	4,607	2,256

Total current assets	438,770	418,494
Property and equipment, net	27,745	27,600
Goodwill	51,276	51,276
Other intangibles, net	2,178	2,854
Other assets	751	720

Total Assets	$520,720	$500,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$109,346	$124,821
Accrued expenses and other liabilities	22,524	22,362
Accrued payroll	18,316	14,935

Total current liabilities	150,186	162,118

Deferred income taxes	16,274	16,224
Other liabilities	2,476	2,773

Total Liabilities	168,936	181,115

Stockholders’ Equity:
Common stock	282	281
Additional paid-in capital	106,149	104,932
Retained earnings	261,215	230,478
Treasury stock, at cost	(15,862)	(15,862)

Total Stockholders’ Equity	351,784	319,829

Total Liabilities and Stockholders’ Equity	$520,720	$500,944

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$639,570	$580,356	$1,832,574	$1,643,066
Cost of sales	555,918	503,803	1,592,309	1,425,759

Gross profit	83,652	76,553	240,265	217,307
Selling, general and administrative expenses	63,235	59,043	188,900	174,289

Income from operations	20,417	17,510	51,365	43,018
Interest/other expense, net	(36)	(39)	(72)	(135)

Income before taxes	20,381	17,471	51,293	42,883
Income tax provision	(8,204)	(6,882)	(20,556)	(17,042)

Net income	$12,177	$10,589	$30,737	$25,841

Earnings per common share:
Basic	$0.46	$0.40	$1.17	$0.99

Diluted	$0.46	$0.40	$1.16	$0.98

Shares used in computation of earnings per common share:
Basic	26,266	26,169	26,225	26,099

Diluted	26,524	26,399	26,498	26,351

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$30,737	$25,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,998	5,011
Stock-based compensation expense	702	753
Provision for doubtful accounts	826	727
Deferred income taxes	50	(126)
Excess tax benefit from exercise of equity awards	(503)	(228)
Loss on disposal of fixed assets	—	7
Income tax benefit from stock-based compensation	—	505
Changes in assets and liabilities:
Accounts receivable	8,287	15,592
Inventories	(3,400)	(6,736)
Prepaid expenses and other current assets	(2,102)	(157)
Other non-current assets	(31)	(17)
Accounts payable	(15,430)	(963)
Accrued expenses and other liabilities	3,749	1,198

Net cash provided by operating activities	28,883	41,407

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,522)	(4,943)
Proceeds from sale of equipment	10	—

Net cash used for investing activities	(5,512)	(4,943)

Cash Flows from Financing Activities:
Excess tax benefit from exercise of equity awards	503	228
Exercise of stock options	186	1,654
Issuance of stock under Employee Stock Purchase Plan	360	307
Payment of payroll taxes on stock-based compensation through shares withheld	(533)	(577)
Repayment of capital lease obligation to affiliate	—	(802)

Net cash provided by financing activities	516	810

Increase in cash and cash equivalents	23,887	37,274
Cash and cash equivalents, beginning of period	42,547	39,907

Cash and cash equivalents, end of period	$66,434	$77,181

Non-cash Investing Activities:
Accrued capital expenditures	$290	$320
Issuance of nonvested stock from treasury	—	403
Supplemental Cash Flow Information:
Income taxes paid	$22,092	$17,075

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2014 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2014.

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

Recently Issued Financial Accounting Standard

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our financial statements.

Note 2—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2014	2013	2014	2013
Numerator:
Net income	$12,177	$10,589	$30,737	$25,841

Denominator:
Denominator for basic earnings per share	26,266	26,169	26,225	26,099
Dilutive effect of employee stock awards	258	230	273	252

Denominator for diluted earnings per share	26,524	26,399	26,498	26,351

Earnings per share:
Basic	$0.46	$0.40	$1.17	$0.99

Diluted	$0.46	$0.40	$1.16	$0.98

For the three and nine months ended September 30, 2014 and 2013, we had no outstanding nonvested stock units or stock options that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 3—Segment and Related Disclosures

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2014 and 2013 is shown below:

	Three Months Ended		Nine Months Ended
September 30,	2014	2013	2014	2013
Net sales:
SMB	$254,432	$235,285	$775,959	$713,157
Large Account	201,979	193,124	625,187	575,671
Public Sector	183,159	151,947	431,428	354,238

Total net sales	$639,570	$580,356	$1,832,574	$1,643,066

Operating income (loss):
SMB	$7,133	$8,201	$24,510	$24,236
Large Account	10,879	8,595	28,981	21,870
Public Sector	4,743	2,806	4,552	2,404
Headquarters/Other	(2,338)	(2,092)	(6,678)	(5,492)

Total operating income	$20,417	$17,510	$51,365	$43,018
Interest/other expense, net	(36)	(39)	(72)	(135)

Income before taxes	$20,381	$17,471	$51,293	$42,883

Selected Operating Expense:
Depreciation and amortization:
SMB	$1	$2	$3	$4
Large Account	348	528	1,023	1,566
Public Sector	23	45	91	122
Headquarters/Other	1,761	1,100	4,881	3,319

Total depreciation and amortization	$2,133	$1,675	$5,998	$5,011

Assets at September 30, 2014:
SMB			$177,969
Large Account			241,554
Public Sector			65,461
Headquarters/Other			35,736

Total assets			$520,720

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $27,309 as of September 30, 2014. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Note 4—Commitments and Contingencies

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

Note 5—Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at September 30, 2014). The one-month LIBOR rate at September 30, 2014 was 0.15%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility. We had no outstanding bank borrowings at September 30, 2014, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At September 30, 2014, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $57,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At September 30, 2014 and December 31, 2013, accounts payable included $21,682 and $15,543, respectively, owed to these financial institutions.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2014	2013	2014	2013
Net sales (in millions)	$639.6	$580.4	$1,832.6	$1,643.1

Gross margin	13.1%	13.2%	13.1%	13.2%
Selling, general and administrative expenses	9.9	10.2	10.3	10.6
Income from operations	3.2%	3.0%	2.8%	2.6%

Net sales in the third quarter of 2014 increased year over year by $59.2 million, or 10.2%, compared to the third quarter of 2013, due to increased sales in all three of our sales segments. Sales increased due to the release of pent-up corporate refresh demand for IT project rollouts that were delayed from 2013. Gross margin (gross profit expressed as a percentage of net sales) was largely unchanged compared to the prior year quarter. SG&A expenses decreased as a percentage of net sales, but increased in dollars due to incremental variable compensation associated with higher gross profits and investments in solution sales and support personnel. Operating income in the third quarter of 2014 increased year over year in both dollars and as a percentage of net sales due to the increase in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2014	2013	2014	2013
Business Segment
SMB	40%	41%	42%	43%
Large Account	31	33	34	35
Public Sector	29	26	24	22

Total	100%	100%	100%	100%

Product Mix
Notebook/Tablet	22%	20%	22%	19%
Software	16	15	16	16
Desktop/Server	16	16	16	15
Net/Com Product	9	10	9	10
Video, Imaging & Sound	9	9	9	9
Printer & Printer Supplies	6	7	6	7
Storage	6	6	6	6
Memory & System Enhancement	3	3	3	3
Accessory/Services/Other	13	14	13	15

Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2014	2013	2014	2013
Business Segment
SMB	14.9%	15.6%	15.0%	15.5%
Large Account	13.1	12.1	12.5	11.6
Public Sector	10.4	10.8	10.6	11.3
Total	13.1%	13.2%	13.1%	13.2%

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses were $3.1 million and $3.4 million in the three months ended September 30, 2014 and 2013, respectively, and $10.5 million and $10.1 million for the nine months ended September 30, 2014 and 2013, respectively. Distribution costs as a percentage of net sales for the periods reported are as follows:

	Three Months Ended		Nine Months Ended
September 30,	2014	2013	2014	2013
Purchasing/Distribution Center	0.49%	0.58%	0.57%	0.61%

Operating Expenses

The following table breaks out our more significant SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
September 30,	2014	2013	2014	2013
Personnel costs	$48.1	$44.7	$142.4	$129.9
Advertising	3.4	3.7	11.6	13.4
Facilities operations	2.9	2.6	9.0	7.7
Professional fees	1.5	1.8	5.4	5.7
Credit card fees	2.0	2.0	5.8	5.7
Depreciation and amortization	2.1	1.7	6.0	5.0
Other, net	3.2	2.5	8.7	6.9

Total	$63.2	$59.0	$188.9	$174.3

Percentage of net sales	9.9%	10.2%	10.3%	10.6%

Year-Over-Year Comparisons

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$254.4	39.8%	$235.3	40.5%	8.1%
Large Account	202.0	31.6	193.1	33.3	4.6
Public Sector	183.2	28.6	152.0	26.2	20.5

Total	$639.6	100.0%	$580.4	100.0%	10.2%

Gross Profit:
SMB	$38.1	14.9%	$36.7	15.6%	3.8%
Large Account	26.5	13.1	23.4	12.1	13.2
Public Sector	19.1	10.4	16.5	10.8	15.9

Total	$83.7	13.1%	$76.6	13.2%	9.3%

Net sales increased in all three segments in the third quarter of 2014 compared to the third quarter of 2013, as explained below:

•	Net sales for the SMB segment increased due to our focus on growing technical solution sales, which led to increased sales of notebook and desktop/server products.

•	Net sales for the Large Account segment increased due to our focus on growing technical solution sales, and the release of pent-up corporate refresh demand for IT project rollouts that were delayed from 2013. Software and desktop/server product sales increased by 31% and 11%, respectively.

•	Net sales to the Public Sector segment increased due to a 30% increase in sales to state and local government and educational institutions offset by a 3% decrease in sales to the federal government. Sales of notebooks and tablets increased to K-12 educational customers due to higher demand associated with the implementation of standardized digital testing requirements.

Gross profit for the third quarter of 2014 increased year over year in dollars, but decreased as a percentage of net sales (gross margin), as explained below:

•	Gross profit for the SMB segment increased due to higher net sales. Gross margin decreased due to lower invoice selling margins (84 basis points) associated with increased demand for lower-margin desktops and notebook products, which were partially offset by increases in cash discounts offered by our vendors (18 basis points).

•	Gross profit for the Large Account segment increased due to higher net sales and gross margin, which increased due to improved invoice selling margins (54 basis points) and higher agency revenues (40 basis points).

•	Gross profit for the Public Sector segment increased due to higher net sales. Invoice selling margins decreased by 43 basis points due to increased demand for lower margin products, such as notebooks and desktops.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the third quarter of 2014 compared to the prior year quarter. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	% Change
SMB	$30.9	12.1%	$28.4	12.1%	8.8%
Large Account	15.6	7.8	14.8	7.7	5.4
Public Sector	14.4	7.8	13.7	9.0	5.1
Headquarters/Other	2.3		2.1		9.5

Total	$63.2	9.9%	$59.0	10.2%	7.1%

•	SG&A expenses for the SMB segment increased in dollars, but was unchanged as a percentage of net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits, but was partially offset by reduced advertising expense. SG&A as a percentage of net sales was unchanged due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits. The increase in SG&A as a percentage of net sales was due to increase in depreciation expense.

•	SG&A expenses for the Public Sector segment decreased as a percentage of net sales, but increased in dollars due to incremental variable compensation related to higher gross profits. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and related costs. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the third quarter of 2014 increased to $20.4 million, compared to $17.5 million for the third quarter of 2013. Income from operations as a percentage of net sales was 3.2% for the third quarter of 2014, compared to 3.0% of net sales for the prior year quarter.

Our effective tax rate was 40.3% for the third quarter of 2014, compared to 39.4% for the third quarter of 2013. Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We do not expect these variations to be significant in 2014.

Net income for the third quarter of 2014 increased to $12.2 million, compared to $10.6 million for the third quarter of 2013, due to the increase in operating income.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Changes in net sales and gross profit by business segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$776.0	42.3%	$713.2	43.4%	8.8%
Large Account	625.2	34.1	575.7	35.0	8.6
Public Sector	431.4	23.6	354.2	21.6	21.8

Total	$1,832.6	100.0%	$1,643.1	100.0%	11.5%

Gross Profit:
SMB	$116.7	15.0%	$110.3	15.5%	5.8%
Large Account	78.0	12.5	66.9	11.6	16.6
Public Sector	45.6	10.6	40.1	11.3	13.7

Total	$240.3	13.1%	$217.3	13.2%	10.6%

Net sales increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as explained below:

•	Net sales for the SMB segment increased due to our focus on growing technical solution sales and the expiration in April 2014 of support for the Windows XP operating system, which generated increased demand for desktops, notebooks, and software products.

•	Net sales for the Large Account segment increased due to our focus on growing technical solution sales, our acquisition of new customers, and the expiration in April 2014 of support for the Windows XP operating system. In addition, sales increased due to the release of pent-up corporate refresh demand for IT product rollouts that were delayed from 2013.

•	Net sales to the Public Sector segment increased due to a 26% increase in sales to state and local governments and educational institutions and a 11% increase in sales to the federal government. Sales of notebooks and tablets increased to K-12 educational customers due to higher demand associated with the implementation of standardized digital testing requirements. Federal government sales increased due to the expiration in April 2014 of support for the Windows XP operating system, as well as increased sales made under our federal government contracts.

Gross profit for the nine months ended September 30, 2014 increased year over year in dollars, but decreased slightly as a percentage of net sales (gross margin), compared to the prior year period as explained below:

•	Gross profit for the SMB segment increased due to an increase in net sales. Gross margin decreased year over year due to lower invoice selling margins (68 basis points) on desktops and notebooks but was partially offset by increases in cash discounts (10 basis points) and agency revenues (7 basis points).

•	Gross profit for the Large Account segment increased due to higher net sales and gross margin, which increased due to improved invoice selling margins (61 basis points) and higher agency revenues (22 basis points).

•	Gross profit for the Public Sector segment increased due to an increase in net sales. Invoice selling margins decreased by 81 basis points due to increased demand for lower margin products such as notebooks and desktops.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the nine months ended September 30, 2014 compared to the prior year period. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	% Change
SMB	$92.2	11.9%	$86.1	12.1%	7.1%
Large Account	49.0	7.8	45.0	7.8	8.9
Public Sector	41.0	9.5	37.7	10.6	8.8
Headquarters/Other	6.7		5.5		21.8

Total	$188.9	10.3%	$174.3	10.6%	8.4%

•	SG&A expenses for the SMB segment increased in dollars, but decreased as a percentage of net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits, but was partially offset by reduced advertising expense. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Large Account segment increased in dollars, but was unchanged as a percentage of net sales due to the leveraging of fixed costs over larger net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits.

•	SG&A expenses for the Public Sector segment increased in dollars, but decreased as a percentage of net sales. The dollar increase was due to higher credit card fees and incremental variable compensation associated with higher gross profits. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Headquarters/Other group increased slightly due to an increase in unallocated personnel and related costs. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the nine months ended September 30, 2014 increased to $51.4 million or 2.8% of net sales, compared to $43.0 million, or 2.6% of net sales for the comparable prior year period. Our increase in operating income and operating margin in the nine months ended September 30, 2014 resulted primarily from the increase in net sales, compared to the prior year period.

Our effective tax rate was 40.1% for the nine months ended September 30, 2014, compared to the effective tax rate of 39.7% for the prior period of 2013. Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We do not expect these variations to be significant in 2014.

Net income for the nine months ended September 30, 2014 increased to $30.7 million, compared to $25.8 million for the nine months ended September 30, 2013, principally due to the increase in operating income.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditure, and other requirements for at least the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $10.0 to $12.0 million and payments on leases and other contractual obligations of approximately $4.1 million. We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions, regarding to what extent new software will be acquired, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three to five years.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2014, we had approximately $66.4 million in cash.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•	Credit Facilities. As of September 30, 2014, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017. Accordingly, our entire line of credit was available for borrowing at September 30, 2014. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2014	2013
Net cash provided by operating activities	$28.9	$41.4
Net cash used for investing activities	(5.5)	(4.9)
Net cash provided by financing activities	0.5	0.8

Increase in cash and cash equivalents	$23.9	$37.3

Cash provided by operating activities was $28.9 million in the nine months ended September 30, 2014. Operating cash flow in the nine months ended September 30, 2014 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable, partially offset by a decrease in accounts payable and an increase in inventory. Accounts receivable decreased by $8.3 million from the prior year-end balance due to improved collection efforts as evidenced by our lower days sales outstanding, which decreased to 36 days at September 30, 2014, compared to 37 days at September 30, 2013. Inventory increased from the prior year-end balance by $3.4 million. Inventory turns decreased to 24 turns for the third quarter of 2014 compared to 27 turns for the prior year quarter.

At September 30, 2014, we had $109.3 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be paid by cash flows from operations or short-term borrowings under the line of credit. This amount includes $21.7 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $0.6 million in the nine months ended September 30, 2014 compared to the prior year period due to increased purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software.

Cash provided by financing activities decreased by $0.3 million due to lower proceeds from the exercise of equity awards.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at September 30, 2014). The one-month LIBOR rate at September 30, 2014 was 0.15%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility during the quarter ended September 30, 2014.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At September 30, 2014, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $57.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $21.7 million in the aggregate as of September 30, 2014, are recorded in accounts payable. The inventory financed is classified as inventory on the consolidated balance sheet.

Operating Leases. We lease our corporate headquarters from an affiliated company related through common ownership. The initial term of the fifteen-year lease ended November 30, 2013, and we amended the lease on May 8, 2014 to extend the term for an additional five years. The amendment requires a monthly payment of $0.1 million. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.

We entered into a ten-year lease for a new distribution center on August 27, 2014. The facility is located in the same office park as our current distribution center in Wilmington, Ohio. Lease payments commence on September 1, 2015 and require the following series of annual payments:

2015	$0.2 million
2016	$0.7 million
2017	$0.7 million
2018	$0.7 million
2019	$0.7 million
Thereafter	$4.3 million

In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, operating expenses, and common area maintenance charges.

We also lease additional facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Sports Marketing Commitments. We have entered into a multi-year sponsorship agreement with the New England Patriots that extends through 2016. This agreement, which grants us various marketing rights and seating access, requires annual payments aggregating to $0.3 million per year.

Off-Balance Sheet Arrangements. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2013 have not materially changed since the report was filed, other than with respect to the lease for our new distribution center and the renewal of our lease for our corporate headquarters as described above.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of September 30, 2014, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the third quarter of 2014, and accordingly, the funded debt ratio did not limit potential borrowings as of September 30, 2014. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•	Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated as $299.7 million at September 30, 2014, whereas our actual consolidated stockholders’ equity at this date was in compliance at $351.8 million.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our financial statements.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4—CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5—Other Information

On August 27, 2014, we entered into a ten-year lease agreement (the “Wilmington Lease”) with Wilmington Investors, LLC for a distribution center located in Wilmington, Ohio. The term of the lease and lease payments commence on September 1, 2015 and require the following series of annual payments:

2015	$0.2 million
2016	$0.7 million
2017	$0.7 million
2018	$0.7 million
2019	$0.7 million
Thereafter	$4.3 million

We have the option to renew the lease for two additional five-year periods. Rent at the beginning of each renewal period will be equal to the greater of (i) the amount of rent for the last year of the previous term plus 3% or (ii) the prevailing fair market value of comparable space in the area. Rent for each lease year during the renewal periods are subject to a 3% increase per year. Additionally, we have a one-time option for early termination upon the expiration of the seventh year of the lease.

The foregoing description of the Wilmington Lease is qualified in its entirety by reference to the Wilmington Lease filed as Exhibit 10.1 to this quarterly report and incorporated by reference herein.

Item 6—Exhibits

Exhibit Number	Description

10.1*	Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3188 Progress Way, Building 11, Wilmington, Ohio.

31.1*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

Exhibit Number	Description

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date: October 31, 2014	By:	/S/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: October 31, 2014	By:	/S/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer and Chief Financial Officer