Form 10-K
period 2014-12-31
PC CONNECTION INC
filed 2015-03-06
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2014, based on $20.68 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $206,622,979.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 16, 2015:

Class	Number of Shares
Common Stock, $.01 par value	26,343,460

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

GENERAL

We are a national solutions provider of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We have three operating segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, in our SMB segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector segment, through our GovConnection subsidiary. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, healthcare, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media. We offer a broad selection of over 300,000 products at competitive prices, including products from Apple, Cisco Systems, Dell, EMC, Hewlett-Packard, IBM, Lenovo, Microsoft, Symantec, VMWare, and we partner with more than 1,600 suppliers. Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for fourteen straight years. Over the past few years, we have received numerous awards, including the Microsoft Operational Excellence Gold Award for outstanding performance and commitment to customer satisfaction, as well as being recently named Dell Inc.’s PartnerDirect National Solution Providers Partner of the Year. We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We strive to identify the unique needs of our corporate, government, healthcare, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, deployment, and infrastructure management of IT environments. As of December 31, 2014, we employed 700 sales representatives, whose average tenure exceeded six years. Sales representatives are responsible for managing corporate and public sector accounts and focus on sales to current and prospective customers. These sales representatives are supported by an increasing number of support, engineering, and technical staff. We believe that increasing our salesforce productivity is important to our future success, and we have increased our headcount and investments in this area accordingly.

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

Additional financial information regarding our business segments and geographic data about our customers and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and in Note 12 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

MARKET AND COMPETITION

We generate approximately 42% of our sales from the SMB market, 35% from medium-to-large corporate accounts (Fortune 1000), and 23% from government and educational institutions. The overall IT market that we serve is estimated to be in excess of $140 billion.

The largest segment of this market is served by local and regional “value added resellers,” or VARs, many of whom we believe are transitioning from the hardware and software products business to higher margin IT services. We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide IT solutions supplier. We have also partnered with third-party technology and telecommunications service providers. We now offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection at generally lower prices.

Intense competition for customers has led manufacturers of our IT products to use all available channels, including direct marketers, to distribute their products. Certain of these manufacturers who have traditionally used resellers to distribute their products have, from time to time, established their own direct marketing operations, including sales through the Internet. Nonetheless, we believe that these manufacturers will continue to provide us and other third-party direct marketers favorable product allocations and marketing support.

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

BUSINESS STRATEGIES

We believe we become our customers’ IT provider of choice by providing innovative IT solutions which meet their needs of increased productivity, mobility, virtualization, and security in a continually evolving IT environment. We provide enhanced value by assisting them in cost-effectively maximizing business opportunities provided by new technologies and advanced service solutions. The key elements of our business strategies include:

•	Providing consistent customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. We have dedicated our resources to developing strong, long-term relationships with our customers by accurately assessing their IT needs, and providing scalable, high-quality solutions and services through our knowledgeable, well-trained personnel. Through operational excellence, we have efficient delivery programs that provide a quality buying experience for our customers with reasonable return policies.

•	Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, and networking infrastructure, at costs that allow our customers to be more productive while maximizing their IT budgets. Our advanced solution offerings include network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

•	Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. Our Large Account segment specializes in Internet-based solutions and provides electronic integration between its customers and suppliers.

•	Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on seven practice areas—Lifecycle, Data Center, Networking, Mobility, Storage, Cloud Solutions, and Software. These IT practice groups are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these seven practice groups to transform our company into a recognized IT solution provider, which will enable us to capture a greater share of the IT expenditures of our customers.

•	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last fourteen years. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while ensuring our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

•	Maintaining long-standing vendor relationships. We have a history of strong relationships with vendors, and were among the first national solutions providers qualified by manufacturers to market computer systems to end users. By working closely with our vendors to provide an efficient channel for the advertising and distribution of their products, we expect to expand market share and generate opportunities for optimizing partner incentive programs.

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

Internet Sales. (www.pcconnection.com, www.moredirect.com, www.govconnection.com, and www.macconnection.com) We provide product descriptions and prices for generally all products online. Our PC Connection website also provides updated information for more than 300,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites are important sales sources and communication tools for improving customer service.

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

The Internet supports three key business initiatives for us:

•	Customer choice—We have built our business on the premise that our customers should be able to choose how they interact with us—be it by telephone, or by means of their desktop or mobile device via email or the internet.

•	Lowering transactions costs—Our website tools include robust product search features and Internet Business Accounts (customized Web pages), which allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call our telesales representatives or account managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our websites.

•	Leveraging the time of experienced sales representatives—Our investments in technology-based sales and service programs allow our sales representatives more time to build and maintain relationships with our customers and help them to solve their business problems.

Inbound Telesales. Our inbound sales representatives answer customer telephone calls generated by our catalogs and other advertising programs. They assist customers in making purchasing decisions, process product orders, and respond to customer inquiries on order status, product pricing, and availability. Using our proprietary information systems, sales representatives can quickly access existing customer records which detail purchase history and billing and shipping information which helps expedite the ordering process.

Business Segments. We conduct our business operations through three business segments: SMB, Large Account, and Public Sector.

SMB Segment. Our principal target markets in this segment are small-to-medium-sized business customers. We use a combination of outbound telemarketing, including some on-site sales solicitation by business development managers, and Internet sales through customized Internet Business Accounts, to reach these customers.

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

Public Sector Segment. We use a combination of outbound telemarketing, including some on-site sales solicitation by business development managers, and Internet sales through customized Internet Business Accounts, to reach these customers. Through our GovConnection subsidiary, we target each of the four distinct market sectors within this segment—federal government, higher educational institutions, school grades K-12, and state and local governments.

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2014	2013	2012
Business Segment
SMB	42%	43%	42%
Large Account	35	36	36
Public Sector	23	21	22

Total	100%	100%	100%

Catalog Distribution. We publish a variety of catalogs including PC Connection® for the PC market and MacConnection® for the Apple market and distribute these catalogs to purchasers on our in-house mailing list as well as to prospective customers. In addition, we distribute specialty catalogs to educational and government customers and prospects on a periodic basis. We also publish monthly catalogs customized with special covers and inserts, offering a wide assortment of special offers on products in specific areas such as graphics, server/netcom, and mobile computing, or for specific customers, such as healthcare providers.

Specialty Marketing. Our specialty marketing activities include direct mail and print campaigns, email programs, website promotions, and video/multimedia presentations.

Customers. We maintain an extensive database of customers and prospects currently aggregating approximately 12 million names. However, no single customer accounted for more than 2% of our consolidated revenue in 2014. While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government were 6.5%, 6.4%, and 8.4% in 2014, 2013, and 2012, respectively. The loss of any single customer will not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

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

	PERCENTAGE OF NET SALES
	Years Ended December 31,
	2014	2013	2012
Notebook	21%	19%	19%
Software	16	16	15
Desktop/Server	16	15	15
Net/Com Product	10	10	10
Video, Imaging and Sound	9	9	9
Printer and Printer Supplies	6	7	7
Storage	6	6	7
Memory and System Enhancements	3	3	3
Accessory/Services/Other	13	15	15

Total	100%	100%	100%

We offer a 30-day right of return generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a replacement or similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., or Ingram, our largest supplier, accounted for approximately 25%, 24%, and 26% of our total product purchases in 2014, 2013, and 2012, respectively. Purchases from Synnex Corporation, or Synnex, comprised 13%, 12%, and 14% of our total product purchases in 2014, 2013, and 2012, respectively. Purchases from Tech Data Corporation, or Tech Data, comprised 8% of our total product purchases in 2014 and 10% in 2013 and 2012, respectively. No other vendor supplied more than 10% of our total product purchases in 2014, 2013, or 2012. We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram, Synnex, and Tech Data are available to us.

Products manufactured by HP represented 22%, 25%, and 27% of our net sales in 2014, 2013, and 2012, respectively. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Many product suppliers reimburse us for advertisements or other cooperative marketing programs in our catalogs and other marketing vehicles. Reimbursements may be in the form of discounts, advertising allowances, and/or rebates. We also receive allowances from certain vendors based upon the volume of our purchases or sales of the vendors’ products by us. Some of our vendors offer limited price protection in the form of rebates or credits against future purchases. We may also participate in end-of-life product and other special purchases which may not be eligible for price protection.

We believe that we have excellent relationships with our vendors. We generally pay vendors within stated terms, or earlier when favorable cash discounts are offered. We believe our high volume of purchases enables us to obtain product pricing and terms that are competitive with those available to other major national solutions providers. Although brand names and individual product offerings are important to our business, we believe that competitive products are available in substantially all of the merchandise categories offered by us.

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

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Our MoreDirect subsidiary generally utilizes drop shipping for substantially all product orders. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 73%, 71%, and 68% of net sales in 2014, 2013, and 2012, respectively. In future years, we expect that products drop shipped from suppliers may increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf. Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery. Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer. Inventory held for such staged delivery requests aggregated $19.8 million and $14.4 million at December 31, 2014 and 2013, respectively.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently. While we have not yet finalized our decisions regarding the areas of future investment in our IT infrastructure, we expect to increase our capital investments in our IT infrastructure, which if fully implemented, would likely exceed $20 million over the next three to five years. For further discussion see “Liquidity and Capital Resources” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

COMPETITION

The direct marketing and sale of IT related products, is highly competitive. We compete with other national solutions providers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. We also compete with:

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include PC Connection®, MoreDirect™, GovConnection™, MacConnection®, Cloud ConnectionTM, and their related logos; Everything Overnight™, The Connection™, Raccoon Character®, Service ConnectionTM, HealthConnectionTM, ProConnection™, TRAXX®, Education ConnectionTM, Get ConnectedTM, ConnectTM, Your Brands, Your Way, Next Day®, and WebSPOC®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2014, we employed 2,047 persons (full-time equivalent), of whom 943 (including 243 management and support personnel) were engaged in sales-related activities, 434 were engaged in providing IT services and customer service and support, 381 were engaged in purchasing, marketing, and distribution-related activities, 98 were engaged in the operation and development of management information systems, and 191 were engaged in administrative and finance functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

Instability in economic conditions in the financial markets may adversely affect our business and reduce our operating results.

Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business investment, loss of consumer confidence, and fiscal uncertainty at both federal and state government levels. Reductions in federal government spending may result in significant reductions in program funding. Considerable uncertainty also exists regarding expected economic conditions both globally and in the United States, and future delays or reductions in IT spending could have a material adverse effect on demand for our products and consequently on our financial results.

It is difficult to predict how long economic instability may continue, the extent, if any, to which they may deteriorate, and to which our business may be adversely affected. However, if IT spending should again decline, we are likely to experience an adverse impact, which may be material on our business and our results of operations.

We have experienced variability in sales, and there is no assurance that we will be able to maintain profitable operations.

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue. Causes of these fluctuations include:

•	shifts in customer demand that affect our distribution models, including demand for total solutions;

•	loss of customers to competitors;

•	industry shipments of new products or upgrades;

•	changes in overall demand and timing of product shipments related to economic markets and to government spending;

•	changes in vendor distribution of products;

•	changes in our product offerings and in merchandise returns;

•	changes in distribution models as a result of cloud and software-as-a-service, or SaaS; and

•	adverse weather conditions that affect response, distribution, or shipping.

Our results also may vary based on our ability to manage personnel levels in response to fluctuations in revenue. We base personnel levels and other operating expenditures on sales forecasts. If our revenues do not meet anticipated levels in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

We face many competitive risks.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with other national solutions providers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, also sell their products directly to end users through their own catalogs, stores, and via the Internet. We also compete with computer retail stores and websites, who are increasingly selling to business customers and may become a significant competitor. We compete not only for customers, but also for advertising support from IT product manufacturers. Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

In addition, product resellers and national solutions providers are combining operations or acquiring or merging with other resellers and national solutions providers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share.

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

Our ability to effectively manage our business depends significantly on our information systems and infrastructure. The failure of our current systems to operate effectively or to integrate with other systems, including integration of upgrades to better meet the changing needs of our customers, could result in transaction errors, processing inefficiencies, and the loss of sales and customers. In addition, cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to company or customer data, denial of service attacks, the processing of fraudulent transactions, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we have in place various processes, procedures, and controls to monitor and mitigate these threats, there can be no assurance that these will be sufficient to prevent a material security threat or that we can mitigate these risks for our customers. If any of these events were to materialize, they could lead to disruption of our operations or loss of sensitive information as well as subject us to regulatory actions, litigation, or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, and cash flows.

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

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 61%, 61%, and 63% of our total product purchases in the years ended December 31, 2014, 2013, and 2012, respectively. Among these five suppliers, product purchases from Ingram, our largest supplier, accounted for approximately 25%, 24%, and 26% of our total product purchases in 2014, 2013, and 2012, respectively. Purchases from Synnex comprised 13%, 12%, and 14% of our total product purchases in 2014, 2013, and 2012, respectively. Purchases from Tech Data comprised 8% of our total product purchases in 2014 and 10% in 2013, and 2012, respectively. No other vendor supplied more than 10% of our total product purchases in 2014, 2013, or 2012. If we were unable to acquire products from Ingram, Synnex, or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP represented 22%, 25%, and 27% of our net sales in 2014, 2013, and 2012, respectively. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2014 was $124.9 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

Some product manufacturers either do not permit us to sell the full line of their products or limit the number of product units available to national solutions providers such as us. An element of our business strategy is to continue increasing our participation in first-to-market purchase opportunities. The availability of certain desired products, especially in the direct marketing channel, has been constrained in the past. We could experience a material adverse effect to our business if we are unable to source first-to-market purchases or similar opportunities, or if significant availability constraints reoccur.

We are exposed to inventory obsolescence due to the rapid technological changes occurring in the IT industry.

The market for IT products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By so doing, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, placing larger than typical inventory stocking orders of selected products and increasing our participation in first-to-market purchase opportunities. We may also, from time to time, make large inventory purchases of certain end-of-life products, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. Manufacturers have limited return rights and have taken steps to reduce their inventory exposure by supporting “configure-to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These actions reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us, which could negatively impact our business.

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

We have had an increasing level of sales made via the Internet in part because of the growing use and acceptance of this method by end users. Sales of computer products via the Internet represent a significant portion of overall computer product sales. Growth of our online sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. We cannot accurately predict the rate at which they will do so.

Our success in growing our Internet business will depend in large part upon our development of an increasingly sophisticated infrastructure for providing Internet access and services. If the number of online users or their use of Internet resources continues to grow rapidly, such growth may impact the performance of our existing Internet infrastructure. Additionally, our ability to increase the speed with which we provide services to customers and to increase the scope of such services ultimately is limited by, and reliant upon, the sophistication, speed, reliability, and cost-effectiveness of the networks operated by third parties, and these networks may not continue to be developed or be available at prices consistent with our required business model. Also, increasing customer sophistication requires that we provide additional website features and functionality in order to be competitive in the marketplace and maintain market share.

We face uncertainties relating to unclaimed property and the collection of state sales and use tax.

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. Many states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies. Our three sales companies are registered in substantially all states, however, if a state were to determine that our earlier contacts with that state exceeded the constitutionally permitted contacts, the state could assess a tax liability relating to our prior year sales. A comprehensive multi-state unclaimed property audit continues to be in process, and total accruals for unclaimed property aggregated $1.8 million at December 31, 2014.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 58% of the outstanding shares of our common stock as of December 31, 2014. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, from an affiliated company, G&H Post, which is related to us through common ownership. The initial term of the fifteen-year lease ended November 30, 2013, and we amended the lease on May 8, 2014 to extend the term for an additional five years. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges. The amended lease has been recorded as an operating lease in the financial statements.

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

We also lease 205,000 square feet in two facilities in Wilmington, Ohio, which houses our distribution and order fulfillment operations. The leases governing these two facilities expire in the fourth quarter of 2015 and the first quarter of 2016, and contain provisions to renew for additional terms. In August 2014, we entered into a ten-year lease for a new 283,000 square feet distribution center. This facility, which will replace our current distribution center, is located in the same office park in Wilmington, Ohio. We also operate sales and support offices in Keene and Portsmouth, New Hampshire; Marlborough, Massachusetts; Rockville, Maryland; Shelton, Connecticut; Dakota Dunes, South Dakota; Boca Raton, Florida; and Itasca, Illinois, and lease facilities at these locations. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that our current and new distribution facilities in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months and beyond.

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

Executive Officers of PC Connection

Our executive officers and their ages as of March 6, 2015 are as follows:

Name	Age	Position
Patricia Gallup	60	Chairman and Chief Administrative Officer
Timothy McGrath	56	President and Chief Executive Officer
Joseph Driscoll	50	Senior Vice President, Treasurer and Chief Financial Officer

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

Joseph Driscoll has served as Senior Vice President, Treasurer, and Chief Financial Officer since March 2012. Prior to joining PC Connection, Mr. Driscoll served as Chief Financial Officer at Summer Infant, Inc. from September 2006 to March 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market under the symbol “PCCC.” As of February 16, 2015, there were 26,343,460 shares of our common stock outstanding, held by approximately 76 stockholders of record and 4,316 beneficial holders.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2014	High	Low
Quarter Ended:
December 31	$29.50	$21.33
September 30	23.17	19.60
June 30	21.90	19.45
March 31	25.22	18.12

2013	High	Low
Quarter Ended:
December 31	$25.94	$14.80
September 30	17.50	14.51
June 30	17.65	14.08
March 31	17.62	11.00

In 2014, we paid a special cash dividend of $0.40 per share. The total cash payment of $10.5 million was made on December 15, 2014 to shareholders of record at the close of business on December 1, 2014. In 2013, we paid a special cash dividend of $0.40 per share. The total cash payment of $10.5 million was made on December 26, 2013 to shareholders of record at the close of business on December 12, 2013. We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock. We consider block repurchases directly from larger shareholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We did not repurchase any shares in 2013 or 2014. As of December 31, 2014, we have repurchased an aggregate of 1,682,119 shares for $12.2 million under our Board approved 2001 repurchase program. The maximum approximate dollar value of shares that may yet be purchased under this Board authorized program is $2.8 million.

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

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from January 1, 2009 through December 31, 2014 with the cumulative total return for (i) the Nasdaq Stock Market Composite and (ii) the Nasdaq Retail Trade Stocks (Peer Group) for the period starting January 1, 2009 and ending December 31, 2014. This graph assumes the investment of $100 on January 1, 2009 in our common stock and in each of the two Nasdaq indices, and that dividends are reinvested.

	Base Period	Indexed Returns
		Years Ended
Company Name / Index	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
PC Connection, Inc.	100	31.26	29.84	7.39	119.88	0.53
Nasdaq Stock Market-Composite	100	18.13	(0.79)	17.75	40.17	14.75
Nasdaq Retail Trade (Peer Index)	100	25.25	12.61	18.24	29.87	11.25

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share)
Consolidated Statement of Operations Data:
Net sales	$2,463,339	$2,221,638	$2,158,873	$2,103,295	$1,974,198
Cost of sales	2,139,950	1,928,638	1,876,784	1,838,411	1,744,298

Gross profit	323,389	293,000	282,089	264,884	229,900
Selling, general and administrative expenses	251,935	233,604	226,322	217,273	191,233
Special charges (1)	—	—	1,135	—	—

Income from operations	71,454	59,396	54,632	47,611	38,667
Interest expense	(86)	(149)	(166)	(369)	(490)
Other, net	—	—	41	189	213

Income before taxes	71,368	59,247	54,507	47,431	38,390
Income tax provision	(28,687)	(23,565)	(21,436)	(18,644)	(15,429)

Net income	$42,681	$35,682	$33,071	$28,787	$22,961

Basic earnings per share	$1.63	$1.37	$1.25	$1.08	$0.85

Diluted earnings per share	$1.61	$1.35	$1.24	$1.07	$0.85

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$293,449	$256,376	$222,987	$207,312	$205,073
Total assets	539,960	500,944	468,323	468,019	420,941
Short-term debt:
Borrowings under line of credit	—	—	—	5,267	—
Current maturities of capital lease obligation to affiliate	—	—	989	971	870
Long-term debt:
Capital lease obligation to affiliate, less current maturities	—	—	—	989	1,960
Total stockholders’ equity	354,008	319,829	291,303	273,529	257,639
Cash dividends declared per share	$0.40	$0.40	$0.38	$0.40	—

(1)	Special charges in 2012 consisted of $1,135 related to share-based awards granted upon the retirement of a former executive officer and workforce reductions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Item 1A. Risk Factors.”

OVERVIEW

We are a national solutions provider of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector segment, through our GovConnection subsidiary.

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

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time improving our gross margin in all three segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general, and administrative, or SG&A, expenses while making major investments in our IT systems and solution selling personnel, especially in relation to changing revenue levels.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality. While we have not yet finalized our decisions regarding the areas of future investment in our IT infrastructure, we expect to increase our capital investments in our IT infrastructure in the next three to five years, which will also likely increase SG&A expenses as assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Net sales (in millions)	$2,463.3	$2,221.6	$2,158.9

Gross margin	13.1%	13.2%	13.1%
Selling, general and administrative expenses	10.2	10.5	10.5
Special charges	—	—	0.1
Income from operations	2.9	2.7	2.5

Net sales increased in 2014 by $241.7 million, or 10.9%, compared to 2013, due to increased sales in all three of our sales segments. Sales increased due to the expiration of support in April 2014 for the Windows XP operating system, the implementation of digital standardized testing by K-12 education customers, and the release of pent-up corporate refresh demand for IT project rollouts that were delayed from 2013. Gross margin (gross profit expressed as a percentage of net sales) decreased slightly compared to the prior year. SG&A expenses decreased as a percentage of net sales, but increased in dollars due to incremental variable compensation associated with higher gross profits and investments in solution sales and support personnel. Operating income in 2014 increased year over year in both dollars and as a percentage of net sales due to the increase in net sales.

Sales Distribution

The following table sets forth our percentage of net sales by business segment and product mix:

	Years Ended December 31,
	2014	2013	2012
Business Segment
SMB	42%	43%	42%
Large Account	35	36	36
Public Sector	23	21	22

Total	100%	100%	100%

Product Mix
Notebook	21%	19%	19%
Software	16	16	15
Desktop/Server	16	15	15
Net/Com Product	10	10	10
Video, Imaging and Sound	9	9	9
Printer and Printer Supplies	6	7	7
Storage	6	6	7
Memory and System Enhancements	3	3	3
Accessory/Services/Other	13	15	15

Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2014	2013	2012
Segment
SMB	15.1%	15.4%	15.2%
Large Account	12.2	11.5	11.5
Public Sector	10.9	11.4	11.6
Total	13.1%	13.2%	13.1%

On a consolidated basis, gross margin in 2014 decreased year over year due to lower invoice selling margins (14 basis points). Invoice selling margins were slightly lower due to increased sales of lower-margin products, such as notebooks and desktop/servers.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances. Direct operating expenses relating to our purchasing function and receiving, inspection, warehousing, packing and shipping, and other expenses of our distribution center are included in our SG&A expenses. Accordingly, our gross margin may not be comparable to those of other entities who include all of the costs related to their distribution network in cost of goods sold. Such distribution costs included in our SG&A expenses were $13.9 million, $13.8 million, and $13.9 million for 2014, 2013, and 2012, respectively. Distribution costs as a percentage of net sales for the periods reported are as follows:

Years Ended December 31,
2014	2013	2012
0.57%	0.62%	0.64%

Operating Expenses

The following table breaks out our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Personnel costs	$189.7	$173.6	$164.0
Advertising	15.7	18.0	20.0
Facilities operations	12.0	10.6	10.5
Professional fees	7.3	7.7	7.8
Credit card fees	7.7	7.4	6.5
Depreciation and amortization	8.1	7.1	6.9
Bad debts	0.8	1.1	0.9
Other, net	10.6	8.1	9.7

Total	$251.9	$233.6	$226.3

Percentage of net sales	10.2%	10.5%	10.5%

Personnel costs increased in 2014 compared to 2013 due to investments in our sales force and solution sales support, in addition to increased variable compensation associated with higher gross profits.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales increased by 10.9% to $2,463.3 million in 2014 from $2,221.6 million in 2013. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$1,037.6	42.1%	$952.7	42.9%	8.9%
Large Account	850.8	34.5	793.7	35.7	7.2
Public Sector	574.9	23.4	475.2	21.4	21.0

Total	$2,463.3	100.0%	$2,221.6	100.0%	10.9%

Gross Profit:
SMB	$156.6	15.1%	$147.0	15.4%	6.5%
Large Account	104.2	12.2	91.7	11.5	13.7
Public Sector	62.6	10.9	54.3	11.4	15.4

Total	$323.4	13.1%	$293.0	13.2%	10.4%

•	Net sales for the SMB segment increased due to our focus on growing technical solution sales and the expiration in April 2014 of support for the Windows XP operating system, which generated increased demand for desktops, notebooks, and software products.

•	Net sales for the Large Account segment increased due to our focus on growing technical solution sales, our acquisition of new customers, and the expiration in April 2014 of support for the Windows XP operating system. In addition, sales increased due to the release of pent-up corporate refresh demand for IT product rollouts that were delayed from 2013.

•	Net sales to the Public Sector segment increased due to a 24% increase in sales to state and local governments and educational institutions and a 14% increase in sales to the federal government. Sales of notebooks and tablets increased to K-12 educational customers due to higher demand associated with the implementation of standardized digital testing requirements. Federal government sales increased due to the expiration in April 2014 of support for the Windows XP operating system, as well as increased sales of wireless and other net/com products.

Gross profit for 2014 increased year over year in dollars, but decreased as a percentage of net sales (gross margin), as explained below:

•	Gross profit for the SMB segment increased due to an increase in net sales. Gross margin decreased year over year due to lower invoice selling margins (42 basis points) realized on increased sales of lower-margin desktops and notebooks but was partially offset by higher agency revenues (7 basis points). We receive agency fees from suppliers for certain software and hardware sales which are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin.

•	Gross profit for the Large Account segment increased due to higher net sales and gross margin, which increased due to improved invoice selling margins (52 basis points) and higher agency revenues (15 basis points).

•	Gross profit for the Public Sector segment increased due to an increase in net sales. Invoice selling margins decreased by 54 basis points due to increased demand for lower margin products such as notebooks and desktops.

Selling, general and administrative expenses in 2014 increased in dollars, but decreased as a percentage of net sales compared to the prior year. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
SMB	$117.0	11.3%	$115.4	12.1%	1.4%
Large Account	64.9	7.6	60.0	7.6	8.2
Public Sector	59.0	10.3	50.9	10.7	15.9
Headquarters/Other, unallocated	11.0		7.3		50.7

Total	$251.9	10.2%	$233.6	10.5%	7.8%

•	SG&A expenses for the SMB segment increased in dollars, but decreased as a percentage of net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits, but was partially offset by reduced advertising expense. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Large Account segment increased in dollars, but was unchanged as a percentage of net sales due to the leveraging of fixed costs over larger net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits.

•	SG&A expenses for the Public Sector segment increased in dollars, but decreased as a percentage of net sales. The dollar increase was due to higher credit card fees and incremental variable compensation associated with higher gross profits. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and other related costs, including higher executive management oversight costs associated with our improved operating results in 2014. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations increased by $12.1 million to $71.5 million in 2014, from $59.4 million in 2013. Income from operations as a percentage of net sales increased to 2.9% for 2014 from 2.7% in 2013. The increase in operating income resulted from an increase in sales and gross margin.

Income taxes. Our effective tax rate was 40.2% for the year ended December 31, 2014, compared to 39.8% for the year ended December 31, 2013. Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. However, we do not expect these variations to be significant in 2015.

Net income increased by $7.0 million to $42.7 million in 2014 from $35.7 million in 2013, principally due to the increase in operating income.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales increased by 2.9% to $2,221.6 million in 2013 from $2,158.9 million in 2012. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$952.7	42.9%	$902.6	41.8%	5.6%
Large Account	793.7	35.7	773.4	35.8	2.6
Public Sector	475.2	21.4	482.9	22.4	(1.6)

Total	$2,221.6	100.0%	$2,158.9	100.0%	2.9%

Gross Profit:
SMB	$147.0	15.4%	$137.0	15.2%	7.3%
Large Account	91.7	11.5	89.2	11.5	2.8
Public Sector	54.3	11.4	55.9	11.6	(3.0)

Total	$293.0	13.2%	$282.1	13.1%	3.9%

•	Net sales to small- and medium-sized businesses increased in dollars as a percentage of net sales due to higher demand for desktops and our focus on growing solution sales. Software and networking product sales each grew at a faster rate than overall SMB sales due to our investments in solution selling and increased customer demand. Increased need for security and office productivity led to increased software sales, and the growing demand for data center products led to increased networking sales.

•	Net sales for the Large Account segment increased in dollars due to increased demand associated with improved corporate profits and was largely unchanged as a percentage of net sales. Networking and software sales grew due to our investments in solution sales and support and increased demand for security, office productivity, and data center products.

•	Net sales to government and education customers for the Public Sector segment decreased in dollars and as a percentage of net sales due to constrained government spending. Federal government sales decreased year over year by 22.6%, however, sales to state and local governments and educational institutions increased by 11.0% compared to the prior year. Sales of notebook/tablets to educational institutions increased due to higher demand associated with standardized digital testing requirements that will take effect in 2014.

Gross profit for 2013 increased in dollars and as a percentage of net sales, as explained below:

•	Gross profit for the SMB segment increased in dollars due to higher net sales and an increase in gross margin. Gross margin was higher due to an increase in agency revenues (15 basis points) and invoice selling margins (7 basis points), and also benefitted from lower freight costs (5 basis points).

•	Gross profit for the Large Account segment increased in dollars due to higher net sales. Gross margin was largely unchanged as higher invoice selling margins (16 basis points) were offset by lower agency revenues (19 basis points).

•	Gross profit for the Public Sector segment decreased in dollars due lower net sales and gross margin. Lower invoice selling margins (15 basis points) were partially offset by a decrease in contract administration fees (7 basis points).

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $10.0 to $12.0 million, including $4.0 million related to our new distribution center, and payments on leases and other contractual obligations of approximately $3.6 million. We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding the areas of future investment in our IT infrastructure, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three to five years.

We expect to meet our cash requirements for 2015 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2014, we had $60.9 million in cash.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•	Credit Facilities. As of December 31, 2014, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017. Accordingly, our entire line of credit was available for borrowing at December 31, 2014. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$35.4	$19.6	$69.7
Net cash used for investing activities	(7.6)	(7.6)	(9.3)
Net cash used for financing activities	(9.4)	(9.4)	(25.1)

Increase in cash and cash equivalents	$18.4	$2.6	$35.3

Cash provided by operating activities totaled $35.4 million in 2014. Operating cash flow in 2014 resulted primarily from net income before depreciation and amortization, which was offset partially by increases in accounts receivable and inventory. Accounts receivable increased year over year by $11.4 million primarily due to the timing of sales at the end of 2014. Days sales outstanding decreased to 40 days at December 31, 2014, from 42 days at December 31, 2013. Inventory increased year over year by $11.8 million in 2014 due primarily to an increase in purchases made to satisfy increased future demand. Inventory days, which is the measure of the average number of days goods remain in inventory before being sold, increased from 14 days at December 31, 2013, to 15 days at December 31, 2014. Operating cash in 2013 was primarily generated by net income before depreciation and amortization partially offset by increases in accounts receivable and inventory. Operating cash in 2012 was primarily generated by net income before depreciation and amortization as well as decreases in accounts receivable and inventory.

At December 31, 2014, we had $124.9 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. This amount includes $17.6 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities remained unchanged in 2014, compared to 2013. Cash used to purchase property and equipment less proceeds from the sale of equipment amounted to $7.6 million in 2014 and 2013, respectively, compared to $9.3 million in 2012. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the investments in our IT infrastructure.

Cash used for financing activities remained unchanged in 2014, compared to 2013. Financing uses of cash included dividends of $10.5 million in 2014 and 2013, respectively, and $10.1 million in 2012. In addition, our 2012 financing uses of cash included repayment of our bank line of credit, repurchase of treasury stock, and settlement of contingent consideration obligations.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at

December 31, 2014). The one-month LIBOR rate at December 31, 2014 was 0.17%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility during the year ended December 31, 2014.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At December 31, 2014, the entire $50.0 million facility was available for borrowing.

Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $57.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $17.6 million in the aggregate as of December 31, 2014, are recorded in accounts payable. The inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2014 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations (1)	$16,526	3,576	5,435	2,933	4,582

(1)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.1 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above. See Note 8 to the Consolidated Financial Statements for a discussion on income taxes.

Operating Leases. We lease facilities from our principal stockholders and facilities from third parties under non-cancelable operating leases. We had a fifteen-year lease for our corporate headquarters with an affiliated company related through common ownership, which expired in November 2013. We amended the lease in May 2014 to extend the term for an additional five years. The lease requires us to pay real estate taxes, insurance, and common area maintenance charges.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of December 31, 2014, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the fourth quarter of 2014, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2014. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•	Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated at December 31, 2014, as $305.7 million, whereas our actual consolidated stockholders’ equity at this date was $354.0 million.

Trade Credit Agreements. These agreements contain similar financial ratios and operational covenants and restrictions as those contained in our bank line of credit described above. Such agreements also contain cross-default provisions whereby a default under the bank agreement would also constitute a default under these agreements. Financing under these agreements is limited to the purchase of specific branded products from authorized suppliers, and amounts outstanding must be fully collateralized by inventories of those products on hand. The net amount outstanding under such agreements as of December 31, 2014 was $17.6 million.

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

Revenue Recognition

Revenue on product sales is recognized at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price. Because we either (i) have a general practice of covering customer losses while products are in-transit despite title transferring at the point of shipment or (ii) have FOB–destination shipping terms specifically set out in our arrangements with federal agencies and certain commercial customers, delivery is deemed to have occurred at the point in time when the product is received by the customer. We use product delivery information regarding shipments at or near the end of the reporting period to estimate the products that have not reached the destination and recognize those revenues in the following period. This process requires us to make estimates of product that is in transit at the reporting date. These estimates are derived from current and historic shipping documentation and the volume of sales. The impact of the deferral of these revenues has not been material in the periods presented.

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses. At December 31, 2014, we recorded sales reserves of $3.2 million and $0.2 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2013, we recorded sales reserves of $3.1 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.

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

We use our own engineering personnel in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposals, and other services. This service revenue represents a small percentage of our consolidated revenue. We evaluate such engagements to determine whether we or the third party assumes the general risk and reward of ownership in these transactions. For those transactions in which we do not assume the risk and reward but instead act as an agent, we recognize the transaction revenue on a net basis. Under net sales recognition, the cost of the third party is recorded as a reduction to the selling price, resulting in net sales being equal to the gross profit on the transaction. In those engagements in which we are the principal and primary obligor, we report the sale on a gross basis, and the cost of the service provider is recognized in cost of goods sold.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $25.7 million, $20.6 million, and $18.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income. Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $1.5 million in 2014, and $1.3 million in 2013.

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. We also receive vendor co-op advertising funding for our catalogs and other programs. Vendors have the ability to place advertisements in the catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expense on the consolidated statements of income. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and as a result, we classify substantially all vendor allowances as a reduction of cost of inventory purchases rather than a reduction of advertising expense.

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

Our Large Account segment holds $51.3 million of goodwill. We concluded that the fair value of the Large Account reporting unit was significantly in excess of its carrying value, and accordingly we did not identify any impairment in 2014. While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying value of those remaining assets in our Large Account segment. Please see Note 2, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our discounted cash flow analysis.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently issued financial accounting standards are detailed in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We did not have any borrowings against our line of credit during the year ended December 31, 2014. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not applicable.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2014. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 6, 2015

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a—15(f) and 15d—15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 3 of Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees—Audit Committee” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 20, 2015 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2014. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits

3.1(6)	Amended and Restated Certificate of Incorporation of Registrant, as amended.

3.2(16)	Amended and Restated Bylaws of Registrant.

4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.

9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.

10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.

10.2(5)*	Amended and Restated 1997 Stock Incentive Plan.

10.3(35)*	Amended and Restated 2007 Stock Incentive Plan, as amended.

10.4(27)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.

10.5(15)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.

10.6(15)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.

10.7(23)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.

10.8(23)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.

10.9(28)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.

10.10(32)*	Executive Bonus Plan, as amended.

10.11(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.

10.12(18)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.

10.13(9)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.14(9)	Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.15(9)	Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.16(9)	Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

10.17(13)	Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.18(13)	Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.19(30)	Fourth Amendment, dated May 11, 2006, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.20(30)	Fifth Amendment, dated September 19, 2010, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.21(30)	Sixth Amendment, dated January 10, 2012, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.22(26)	Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.23(12)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.

10.24(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.

10.25(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.26(21)	Amendment No. 2 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.27(33)	Amendment No. 3, dated May 9, 2014, to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.

10.28(19)	Lease between the Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located at Merrimack, New Hampshire.

10.29(1)	Lease between the Registrant and Miller-Valentine Partners, dated September 27, 1990, as amended, for property located at Old State Route 73, Wilmington, Ohio.

10.30(4)	Third Amendment, dated June 26, 2000, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2840 Old State Route 73, Wilmington, Ohio.

10.31(8)	Fourth Amendment, dated July 31, 2002, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.32(11)	Fifth Amendment, dated February 28, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at 2780-2880 Old State Route 73, Wilmington, Ohio.

10.33(14)	Sixth Amendment, dated October 26, 2006, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.34(21)	Seventh Amendment, dated January 28, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.35(22)	Eighth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.36(22)	Ninth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.37(24)	Tenth Amendment, dated September 29, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.38(30)	Eleventh Amendment, dated November 22, 2011, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.39(30)	Twelfth Amendment, dated October 18, 2012, to the Lease Agreement between the registrant (as successor in interest to Merrimack Services Corporation) and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.40(31)	Thirteenth Amendment, dated March 15, 2013, to the Lease Agreement between the Registrant and EWE Warehouse Investments V, LTD., dated September 27, 1990, for property located at Old State Route 73, Wilmington, Ohio.

10.41(3)	Assignment of Lease Agreements, dated December 13, 1999, between Micro Warehouse, Inc. (assignor) and the Registrant (assignee), for property located at Old State Route 73, Wilmington, Ohio.

10.42(7)	First Amendment, dated June 19, 2001, to the Lease Agreement, dated as of May 13, 1993, between Merrimack Services Corporation and EWE Warehouse Investments V, LTD. for property located at Old State Route 73, Wilmington, Ohio.

10.43(9)	Second Amendment, dated April 24, 2003, to the Lease Agreement between Merrimack Services and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.44(13)	Third Amendment, dated November 11, 2005, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.45(22)	Fourth Amendment, dated October 13, 2009, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.46(22)	Fifth Amendment, dated February 5, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.47(24)	Sixth Amendment, dated May 20, 2010, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD., dated May 13, 1993, for property located at Old State Route 73, Wilmington, Ohio.

10.48(25)	Seventh Amendment, dated July 22, 2011, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated May 13, 1993, for property located at Old State Road 73, Wilmington, OH.

10.49(29)	Eighth Amendment, dated October 18, 2012, to the Lease Agreement between Merrimack Services Corporation and EWE Warehouse Investments V, LTD, dated May 13, 1993, for property located at Old State Road 73, Wilmington, OH.

10.50(31)	Ninth Amendment, dated March 15, 2013, to the Lease agreement between the Registrant (as successor in interest to Merrimack Services Corporation) and EWE Warehouse Investments V, LTD, dated May 13, 1993, for property located at Old State Road 73, Wilmington, OH.

10.51(34)	Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3188 Progress Way, Building 11, Wilmington, Ohio.

10.52(4)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.

10.53(4)	First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.54(4)	Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.55(4)	Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.56(8)	Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.57(13)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.58(20)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.59(28)	Seventh Amendment, dated May 21, 2012, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.60(10)	Fifth Amendment, dated September 24, 2004, to the Lease Agreement between Merrimack Services Corporation and Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.61(17)	Sixth Amendment, dated February 29, 2008, to the Lease Agreement between Merrimack Services Corporation and RFP Lincoln 293, LLC, assignee of the leasehold interest of Bronx II, LLC, dated October 27, 1988, as amended for property located in Marlborough, MA.

10.62*	Summary of Compensation for Executive Officers.

10.63*	Summary of Compensation for Directors.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K/A Amendment No. 1, File Number 0-23827, filed on April 4, 2000.
(4)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(5)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(6)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(7)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed on August 14, 2001.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(9)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(10)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, File Number 0-23827, filed November 15, 2004.
(11)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2005.
(12)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(13)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(14)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 31, 2006.
(15)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 10, 2007.
(16)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(17)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 14, 2008.

(18)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 12, 2008.
(19)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2008.
(20)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2008.
(21)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 16, 2009.
(22)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 15, 2010.
(23)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 10, 2010.
(24)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 11, 2011.
(25)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 11, 2011.
(26)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on February 28, 2012.
(27)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 6, 2012.
(28)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on August 8, 2012.
(29)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on November 7, 2012.
(30)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 4, 2013.
(31)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 3, 2013.
(32)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 29, 2013.
(33)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on May 9, 2014.
(34)	Incorporated by reference from exhibits filed with the Company’s quarterly report on Form 10-Q, filed on October 31, 2014.
(35)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 27, 2014.

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.

Date: March 6, 2015	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ TIMOTHY MCGRATH Timothy McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2015

/S/ JOSEPH DRISCOLL Joseph Driscoll	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015

/S/ PATRICIA GALLUP Patricia Gallup	Chairman of the Board	March 6, 2015

/S/ JOSEPH BAUTE Joseph Baute	Vice Chairman of the Board	March 6, 2015

/S/ DAVID BEFFA-NEGRINI David Beffa-Negrini	Director	March 6, 2015

/S/ BARBARA DUCKETT Barbara Duckett	Director	March 6, 2015

/S/ DAVID HALL David Hall	Director	March 6, 2015

/S/ DONALD WEATHERSON Donald Weatherson	Director	March 6, 2015

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 6, 2015

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$60,909	$42,547
Accounts receivable, net	293,027	283,051
Inventories	90,917	79,141
Deferred income taxes	7,749	6,382
Prepaid expenses and other current assets	5,332	5,117
Income taxes receivable	212	2,256

Total current assets	458,146	418,494
Property and equipment, net	27,861	27,600
Goodwill	51,276	51,276
Other intangibles, net	1,953	2,854
Other assets	724	720

Total Assets	$539,960	$500,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$124,893	$124,821
Accrued expenses and other liabilities	22,011	22,362
Accrued payroll	17,793	14,935

Total current liabilities	164,697	162,118
Deferred income taxes	18,803	16,224
Other liabilities	2,452	2,773

Total Liabilities	185,952	181,115

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 28,199 and 28,056 issued, 26,343 and 26,200 outstanding at December 31, 2014 and 2013, respectively	282	281
Additional paid-in capital	106,956	104,932
Retained earnings	262,632	230,478
Treasury stock at cost, 1,856 shares at December 31, 2014 and 2013	(15,862)	(15,862)

Total Stockholders’ Equity	354,008	319,829

Total Liabilities and Stockholders’ Equity	$539,960	$500,944

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales	$2,463,339	$2,221,638	$2,158,873
Cost of sales	2,139,950	1,928,638	1,876,784

Gross profit	323,389	293,000	282,089
Selling, general and administrative expenses	251,935	233,604	226,322
Special charges	—	—	1,135

Income from operations	71,454	59,396	54,632
Interest expense	(86)	(149)	(166)
Other, net	—	—	41

Income before taxes	71,368	59,247	54,507
Income tax provision	(28,687)	(23,565)	(21,436)

Net income	$42,681	$35,682	$33,071

Earnings per common share:
Basic	$1.63	$1.37	$1.25

Diluted	$1.61	$1.35	$1.24

Shares used in computation of earnings per common share:
Basic	26,246	26,120	26,431

Diluted	26,512	26,387	26,586

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Shares		Total
	Shares	Amount			Shares	Amount
Balance—January 1, 2012	27,613	$276	$99,957	$182,274	(1,248)	$(8,978)	$273,529

Issuance of common stock under stock incentive plans	110	1	871	—	—	—	872
Issuance of common stock under Employee Stock Purchase Plan	49	1	514	—	—	—	515
Stock-based compensation expense	—	—	1,494	—	—	—	1,494
Nonvested stock awards	—	—	(1,314)	—	177	1,314	—
Shares withheld for taxes paid on stock awards	—	—	—	—	(52)	(504)	(504)
Tax benefit from stock-based compensation	—	—	213	—	—	—	213
Repurchase of common stock for treasury	—	—	—	—	(762)	(7,813)	(7,813)
Dividend payment	—	—	—	(10,074)	—	—	(10,074)
Net income	—	—	—	33,071	—	—	33,071

Balance—December 31, 2012	27,772	278	101,735	205,271	(1,885)	(15,981)	291,303

Issuance of common stock under stock incentive plans	225	2	1,777	—	—	—	1,779
Issuance of common stock under Employee Stock Purchase Plan	33	1	590	—	—	—	591
Stock-based compensation expense	—	—	958	—	—	—	958
Nonvested stock awards	26	—	(403)	—	48	403	—
Shares withheld for taxes paid on stock awards	—	—	(293)	—	(19)	(284)	(577)
Tax benefit from stock-based compensation	—	—	568	—	—	—	568
Dividend payment	—	—	—	(10,475)	—	—	(10,475)
Net income	—	—	—	35,682	—	—	35,682

Balance—December 31, 2013	28,056	281	104,932	230,478	(1,856)	(15,862)	319,829

Issuance of common stock under stock incentive plans	49	—	356	—	—	—	356
Issuance of common stock under Employee Stock Purchase Plan	35	—	753	—	—	—	753
Stock-based compensation expense	—	—	929	—	—	—	929
Nonvested stock awards	59	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(578)	—	—	—	(578)
Tax benefit from stock-based compensation	—	—	565	—	—	—	565
Dividend payment	—	—	—	(10,527)	—	—	(10,527)
Net income	—	—	—	42,681	—	—	42,681

Balance—December 31, 2014	28,199	$282	$106,956	$262,632	(1,856)	$(15,862)	$354,008

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$42,681	$35,682	$33,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,092	7,089	6,895
Provision for doubtful accounts	1,383	1,078	1,561
Deferred income taxes	1,212	4,578	674
Stock-based compensation expense	929	958	1,494
Loss on disposal of fixed assets	14	5	82
Excess tax benefit from exercise of equity awards	(556)	(260)	(15)
Income tax benefit from stock-based compensation	—	—	213
Fair value adjustment to contingent consideration	—	—	(44)
Changes in assets and liabilities:
Accounts receivable	(11,359)	(16,819)	26,317
Inventories	(11,776)	(9,504)	7,800
Prepaid expenses and other current assets	1,829	(3,005)	2,272
Other non-current assets	(4)	(6)	(62)
Accounts payable	202	(1,371)	(4,613)
Accrued expenses and other liabilities	2,751	1,231	(5,986)

Net cash provided by operating activities	35,398	19,656	69,659

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,609)	(7,607)	(9,250)
Proceeds from sale of equipment	13	2	10

Net cash used for investing activities	(7,596)	(7,605)	(9,240)

Cash Flows from Financing Activities:
Repayment of short-term borrowings	—	—	(12,471)
Proceeds from short-term borrowings	—	—	7,204
Dividend payment	(10,527)	(10,475)	(10,074)
Issuance of stock under Employee Stock Purchase Plan	753	591	515
Excess tax benefit from exercise of equity awards	556	260	15
Exercise of stock options	356	1,779	872
Payment of payroll taxes on stock-based compensation through shares withheld	(578)	(577)	(504)
Repayment of capital lease obligation to affiliate	—	(989)	(971)
Purchase of treasury shares	—	—	(7,813)
Payment of contingent consideration	—	—	(1,900)

Net cash used for financing activities	(9,440)	(9,411)	(25,127)

Increase in cash and cash equivalents	18,362	2,640	35,292
Cash and cash equivalents, beginning of year	42,547	39,907	4,615

Cash and cash equivalents, end of year	$60,909	$42,547	$39,907

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$205	$335	$253
Issuance of nonvested stock	—	403	1,314
Supplemental Cash Flow Information:
Income taxes paid	$24,219	$20,891	$19,025
Interest paid	—	101	244

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a national solutions provider of a wide range of information technology (“IT”) solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, in our SMB segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector segment, through our GovConnection subsidiary.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses. At December 31, 2014, we recorded sales reserves of $3,223 and $205 as components of accounts receivable and accrued expenses, respectively. At December 31, 2013, we recorded sales reserves of $3,060 and $208 as components of accounts receivable and accrued expenses, respectively.

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

We use our own engineering personnel in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposals, and other services. This service revenue represents a small percentage of our consolidated revenue. We evaluate such engagements to determine whether we or the third party assumes the general risk and reward of ownership in these transactions. For those transactions in which we do not assume the risk and reward but instead act as an agent, we recognize the transaction revenue on a net basis. Under net sales recognition, the cost of the third party is recorded as a reduction to the selling price, resulting in net sales being equal to the gross profit on the transaction. In those engagements in which we are the principal and primary obligor, we report the sale on a gross basis, and the cost of the service provider is recognized in cost of goods sold.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $25,696, $20,570, and $18,870 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Years Ended December 31,
2014	2013	2012
$13,934	$13,843	$13,878

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $3,863 and $5,115 at December 31, 2014 and 2013, respectively.

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

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, we classify substantially all vendor consideration as a reduction of cost of sales or inventory rather than a reduction of advertising expense. Advertising expense, which is classified as a component of SG&A expenses, totaled $15,767, $18,019, and $20,029, for the years ended December 31, 2014, 2013, and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for financial reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software, is capitalized and amortized over lives ranging from three to seven years. Depreciation is recorded using the straight-line method. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives.

Costs incurred to develop internal-use software during the application development stage are recorded in property and equipment at cost. External direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll-related costs for employees developing internal-use computer software projects, to the extent of their time spent directly on the project and specific to application development, are capitalized.

When events or circumstances indicate a potential impairment, we evaluate the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. We recognize impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.

Goodwill and Other Intangible Assets

Our intangible assets consist of goodwill, which is not subject to amortization, and amortizing intangibles, which consist of customer lists, trade names, and certain technology licensing agreements, which are being amortized over their useful lives.

Note 2 describes the annual impairment methodology that we employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test is performed at other times during the course of a year should an event occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles, are written down to their respective fair values.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. No single customer accounted for more than 2% of total net sales in 2014, 2013, and 2012. While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government as a percentage of total net sales were 6.5%, 6.4%, and 8.4% in 2014, 2013, and 2012, respectively.

Product purchases from Ingram Micro, Inc. (“Ingram”), our largest supplier, accounted for approximately 25%, 24%, and 26% of our total product purchases in 2014, 2013, and 2012, respectively. Purchases from Synnex Corporation (“Synnex”) comprised 13%, 12%, and 14% of our total product purchases in 2014, 2013, and 2012, respectively. Purchases from Tech Data Corporation (“Tech Data”) comprised 8% of our total product purchases in 2014 and 10% in 2013 and 2012, respectively. No other vendor supplied more than 10% of our total product purchases in 2014, 2013, or 2012. We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram, Synnex, and Tech Data are available to us.

Products manufactured by HP represented 22%, 25%, and 27% of our net sales in 2014, 2013, and 2012, respectively. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2014	2013	2012
Numerator:
Net income	$42,681	$35,682	$33,071

Denominator:
Denominator for basic earnings per share	26,246	26,120	26,431
Dilutive effect of employee stock awards	266	267	155

Denominator for diluted earnings per share	26,512	26,387	26,586

Earnings per share:
Basic	$1.63	$1.37	$1.25

Diluted	$1.61	$1.35	$1.24

For the years ended December 31, 2014, 2013, and 2012, the following outstanding nonvested stock units and stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	2014	2013	2012
Employee stock awards	98	162	299

Comprehensive Income

We had no items of comprehensive income, other than our net income for each of the periods presented.

Recently Issued Financial Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

Our annual impairment test of goodwill is set as of the first day of the year. Goodwill is held by our Large Account reporting unit. The fair value of the Large Account reporting unit substantially exceeded its carrying value; accordingly, we did not identify any goodwill impairment for 2014. We also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying value of the reporting unit was in excess of the fair value during the year ended December 31, 2014.

To determine the fair value of our reporting unit, we considered operating results and future projections, as well as changes in the Company’s overall market capitalization, in addition to the market capitalization of our competitors. The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends. The discount rate used is a “market participant” weighted average cost of capital (“WACC”). For our computation of fair value as of January 1, 2014, we used a WACC rate of 12.5%, and estimated terminal growth rate at 4.0% and working capital requirements at 7.5% of revenues. There were no changes in the carrying amounts of goodwill during each of the years ended December 31, 2014 and 2013. The carrying amount of goodwill for the periods presented is detailed below:

	SMB	Large Account	Public Sector	Total
Goodwill, gross	$1,173	$51,276	$7,634	$60,083
Accumulated impairment losses	(1,173)	—	(7,634)	(8,807)

Net balance	$—	$51,276	$—	$51,276

Intangible Assets

Our intangible assets, which are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets, and the related accumulated amortization, are detailed below:

		December 31, 2014			December 31, 2013
	Estimated Useful Lives	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer List	8	$3,400	$2,037	$1,363	$3,400	$1,514	$1,886
Tradename	5	1,190	635	555	1,190	397	793
License Agreements	5	800	765	35	800	625	175

Total Intangible Assets		$5,390	$3,437	$1,953	$5,390	$2,536	$2,854

In 2014, 2013, and 2012, we recorded amortization expense of $901, $903, and $1,448, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years is as follows:

For the Years Ending December 31,
2015	$735
2016	599
2017	362
2018	221
2019	36

$1,953

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2014	2013
Trade	$276,593	$266,330
Vendor returns, consideration, and other	21,597	21,872
Due from employees	183	163
Due from affiliates	12	11

Total Gross Accounts Receivable	298,385	288,376
Allowances for:
Sales returns	(3,223)	(3,060)
Doubtful accounts	(2,135)	(2,265)

Accounts Receivable, net	$293,027	$283,051

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2014	2013
Computer software, including licenses and internally-developed software	$63,721	$58,257
Furniture and equipment	25,886	25,698
Leasehold improvements	7,611	7,534
Facilities and equipment under capital lease with affiliate	—	7,215

Total	97,218	98,704
Accumulated depreciation and amortization	(69,357)	(71,104)

Property and equipment, net	$27,861	$27,600

We recorded depreciation and amortization expense for property and equipment, including capital lease amortization, of $7,191, $6,186, and $5,447 in 2014, 2013, and 2012, respectively.

Our capital lease agreement expired at December 31, 2013.

5. BANK BORROWINGS

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender at substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at December 31, 2014). The one-month LIBOR rate at December 31, 2014 was 0.17%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility. We had no outstanding bank borrowings in 2014 or 2013, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

Certain information with respect to short-term borrowings was as follows:

Year ended December 31,	Weighted Average Interest Rate	Maximum Amount Outstanding	Average Amount Outstanding
2012	0.8%	$6,707	$19

6. TRADE CREDIT AGREEMENTS

At December 31, 2014 and 2013, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $57,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At December 31, 2014 and December 31, 2013, accounts payable included $17,638 and $15,543, respectively, owed to these financial institutions.

7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at December 31, 2014 or 2013.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock. We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We repurchased 762 shares for $7,813 in 2012 but did not repurchase any shares in 2013 or 2014. Our 2012 repurchases included the purchase of 600 shares from two principal stockholders at an average price of $10.58 per share. This share purchase agreement was approved by our Board of Directors and was considered a separate transaction from our 2001 Board authorized program. As of December 31, 2014, we have repurchased an aggregate of 1,682 shares for $12,233 under our repurchase program, and the maximum approximate dollar value of shares that may yet be purchased under this program is $2,767. In 2013 and 2012, we issued nonvested shares from treasury stock and reflected, upon the vesting of such shares, the net remaining balance of treasury stock on the consolidated balance sheet. In addition, we withheld shares upon the vesting of nonvested stock to satisfy related employee tax obligations. Such transactions were recognized as a repurchase of common stock and returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

On February 11, 2014, our Board of Directors approved a new share repurchase program authorizing up to $15,000 in share repurchases. There is no fixed termination date for this new repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. We intend to complete the 2001 repurchase program before repurchasing shares under the new program. The timing and amount of any share repurchases will be based on market conditions and other factors.

Dividend Payments

The following table summarizes our special cash dividend payments in the three years ended December 31, 2014:

	2014	2013	2012
Dividend per share	$0.40	$0.40	$0.38
Shareholder record date	12/01/2014	12/12/2013	11/28/2012
Total payment	$10,527	$10,475	$10,074

We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In November 1997, the Board adopted and our stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the terms of the 1997 Plan, we were authorized, for a ten-year period, to grant stock options, nonvested stock, and other stock-based awards. The 1997 Plan expired in November 2007. Under such plan, options to purchase 155 shares remain outstanding as of December 31, 2014.

In 2007, the Board adopted and our stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). In May 2014, our shareholders approved an amendment to the 2007 Plan that authorized the issuance of 1,600 shares of common stock under the 2007 Plan. Under the terms of the 2007 Plan, we are authorized, for a ten-year period to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants. As of December 31, 2014, there were 155 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and our stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period. An aggregate of 1,038 shares of common stock has been reserved for issuance under the Purchase Plan, of which 989 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed. We value grants with multiple vesting periods as a single award, estimate expected forfeitures based upon historical patterns of employee turnover, and record share-based compensation as a component of SG&A expenses or special charges. In 2014, 2013, and 2012, we granted nonvested stock units, and in previous years granted nonvested stock awards and stock options.

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

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2014:

	2014	2013	2012
Nonvested shares/units	$946	$864	$1,333
Stock options	(17)	94	161

Pre-tax compensation expense	929	958	1,494
Tax benefit	(355)	(329)	(517)

Net effect on net income	$574	$629	$977

We have historically settled stock option exercises with newly issued common shares. The intrinsic value of options exercised in 2014, 2013, and 2012 was $732, $1,610, and $374, respectively. The following table sets forth our stock option activity for the year ended December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	259	$10.36
Exercised	(49)	7.23
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2014	210	$11.10	3.21	$2,822

Vested and expected to vest	210	$11.10	3.21	$2,822

Exercisable, December 31, 2014	210	$11.10	3.21	$2,822

In 2014, 2013 and 2012, we issued nonvested stock units that settle in stock and vest over periods up to eleven years. Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of our common stock on the grant date. The following table summarizes our nonvested stock unit activity in 2014:

	Nonvested Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	475	$12.70
Awarded	98	22.50
Vested	(86)	9.35

Nonvested at December 31, 2014	487	15.26

The weighted-average grant-date fair value of nonvested stock units granted in 2013 and 2012 was $21.51 and $9.84, respectively. The total fair value of nonvested stock units that vested in 2014 and 2013 was $1,854 and $768, respectively; no units vested in 2012. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $6,079 as of December 31, 2014, and is expected to be recognized over a weighted-average period of approximately 7.3 years.

Stock Equivalent Units

We have also issued stock equivalent units, (“SEUs”), which settle in cash and vest ratably over four years. The fair value of these liability awards is based on the closing market price of our common stock, and is remeasured at the end of each reporting period until the SEUs vest. We report the compensation as a component of SG&A expense and the related liability as accrued payroll on the consolidated balance sheet.

	2014	2013	2012
Units issued	99	40	179
Compensation expense	$1,428	$1,159	$349

8. INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$22,612	$15,494	$17,728
State	4,863	3,493	3,034

Total current	27,475	18,987	20,762

Deferred:
Federal	991	4,160	344
State	221	418	330

Total deferred	1,212	4,578	674

Net provision	$28,687	$23,565	$21,436

The components of the deferred taxes at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Provisions for doubtful accounts	$843	$891
Inventory costs capitalized for tax purposes	186	166
Inventory valuation reserves	503	558
Sales return reserves	163	155
Deductible expenses, primarily employee-benefit related	637	615
Accrued compensation	3,120	1,764
State tax contingency	298	248
Other	2,024	2,076
Compensation under non-statutory stock option agreements	691	669
State tax loss carryforwards	579	622
Federal benefit for uncertain state tax positions	649	692

Total gross deferred tax assets	9,693	8,456
Less: Valuation allowance	(313)	(249)

Net deferred tax assets	9,380	8,207

Deferred tax liabilities:
Goodwill and other intangibles	(14,379)	(12,926)
Property and equipment	(6,055)	(5,123)

Total gross deferred tax liabilities	(20,434)	(18,049)

Net deferred tax liability	$(11,054)	$(9,842)

Current deferred tax assets	$7,749	$6,382
Noncurrent deferred tax liability	(18,803)	(16,224)

Net deferred tax liability	$(11,054)	$(9,842)

We have state net operating loss carryforwards aggregating $891 at December 31, 2014 representing state tax benefits, net of federal taxes, of approximately $579. These loss carryforwards are subject to between five, fifteen, and twenty-year carryforward periods, with $8 expiring after 2016, $6 expiring after 2017, $2 expiring after 2018 and $875 expiring beyond 2019. We have provided valuation allowances of $313 and $249 at December 31, 2014 and 2013 respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that we believe are not likely to be realized. The net change in the total valuation allowance reflects a $64 increase in 2014, and a $42 and $237 decrease in 2013 and 2012, respectively. The valuation allowance was increased in the current year to offset the corresponding increase to the deferred tax asset associated with state net operating loss carryforwards and was reduced in 2013 and 2012 respectively for the utilization and expiration of state net operating loss carryforwards.

A reconciliation of our 2014, 2013, and 2012 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2014	2013	2012
Federal income taxes, at statutory tax rate	$24,979	$20,736	$19,077
State income taxes, net of federal benefit	3,459	2,467	2,232
Nondeductible expenses	503	420	277
Other—net	(254)	(58)	(150)

Tax provision	$28,687	$23,565	$21,436

We file one consolidated U.S. Federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2010-2013 remain open to examination by the major state taxing jurisdictions in which we file. The tax years 2011-2013 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2014, 2013, and 2012, is as follows:

	2014	2013	2012
Balance at January 1,	$1,008	$1,084	$1,535
Lapses of applicable statute of limitations	(116)	(76)	(451)

Balance at December 31,	$892	$1,008	$1,084

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. During the years ended December 31, 2014, 2013, and 2012, we recognized interest and penalties totaling $80, $81, and $93, respectively. At December 31, 2014 and 2013, accrued interest aggregated $966 and $967, respectively, and accrued penalties aggregated $224 and $254, respectively. As of December 31, 2014 and 2013, all unrecognized tax benefits and the related interest and penalties, if recognized, would favorably affect our effective tax rate.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statutes of limitations, or other reasons in the next twelve months.

9. EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2014, 2013, or 2012. We made matching contributions to the employee savings element of such plan of $1,873, $1,768, and $1,568 in 2014, 2013, and 2012, respectively.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our corporate headquarters and an adjacent office facility from an entity controlled by our principal stockholders. The operating lease for our corporate headquarters was renewed May 8, 2014 and has a five-year term effective December 1, 2013 with an option to renew for an additional five-year term. The operating lease for the adjacent facility commenced in August 2008 and has a ten-year term with the option to renew for two additional two-year terms. We also lease several other buildings from our principal stockholders on a month-to-month basis. We believe that the above operating lease transactions were consummated on terms comparable to terms we could have obtained with unrelated third parties.

We entered into a ten-year lease for a new distribution center in Wilmington, Ohio on August 27, 2014. The facility is located in the same office park as our current distribution center in Wilmington, Ohio. Lease payments commence on September 1, 2015. In addition, we lease office from unrelated parties with remaining terms of one to ten years.

Future aggregate minimum annual lease payments under these leases at December 31, 2014 are as follows:

Year Ending December 31	Related Parties	Others	Total
2015	$1,497	$2,079	$3,576
2016	1,497	1,386	2,883
2017	1,497	1,055	2,552
2018	1,393	776	2,169
2019	—	764	764
2020 and thereafter	—	4,582	4,582

Total rent expense aggregated $4,322, $3,282, and $3,318 for the years ended December 31, 2014, 2013, and 2012, respectively, under the terms of the operating leases described above. Such amounts included $1,639, $372, and $464 in 2014, 2013, and 2012, respectively, paid to related parties.

Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We have received direct claims of infringement of patents owned by third parties. Many of these underlying claims have not yet been resolved, and the extent, if any, of the Company’s indemnification obligations have not been determined. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. In addition, some of the patents at issue are the subject of pending legal proceedings between the patent owners and one or more leading digital commerce companies, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against us or our customers. Our business could be materially adversely affected by any significant disputes between us and our customers as to intellectual property litigation to which we may become a party. Adverse results in these matters may include awards of substantial monetary damages, costly licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm our business. As of December 31, 2014 and 2013, the Company has not made an accrual related to these matters.

We record a liability when we believe that a loss is both probable and reasonably estimable. On a quarterly basis, we review each of these legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of such loss. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. We expense legal fees in the period in which they are incurred.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments. A comprehensive multi-state unclaimed property audit continues to be in progress, and total accruals for unclaimed property aggregated $1,850 and $1,792 at December 31, 2014 and 2013, respectively. While management believes that known and estimated unclaimed property liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as formal assessments have not been finalized. Additional liabilities for this or other audits could be assessed, and such outcomes could have a material negative impact on our financial position, results of operations, and cash flows.

11. OTHER RELATED-PARTY TRANSACTIONS

As described in Note 10, we lease certain facilities from related parties. Other related-party transactions include the transactions summarized below. Related parties consist primarily of affiliated companies related to us through common ownership.

	2014	2013	2012
Revenue:
Sales of services to affiliated companies	$118	$115	$100

12. SEGMENT AND RELATED DISCLOSURES

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the years ended December 31, 2014, 2013, and 2012 is shown below:

	Years ended December 31,
	2014	2013	2012
Net sales:
SMB	$1,037,620	$952,785	$902,642
Large Account	850,796	793,686	773,352
Public Sector	574,923	475,167	482,879

Total net sales	$2,463,339	$2,221,638	2,158,873

Operating income (loss):
SMB	$39,608	$31,635	$31,730
Large Account	39,229	31,667	32,764
Public Sector	3,621	3,415	8,316
Headquarters/Other	(11,004)	(7,321)	(18,178)

Total operating income	71,454	59,396	54,632
Interest expense	(86)	(149)	(166)
Other, net	—	—	41

Income before taxes	$71,368	$59,247	$54,507

Selected operating expense:
Depreciation and amortization:
SMB	$5	$5	$9
Large Account	1,368	2,079	2,156
Public Sector	124	174	165
Headquarters/Other	6,595	4,831	4,565

Total depreciation and amortization	$8,092	$7,089	$6,895

Special charges (Headquarters/Other)	$—	$—	$1,135

Total assets:
SMB	$186,534	$165,620	$146,633
Large Account	250,470	243,940	221,171
Public Sector	63,239	57,961	63,210
Headquarters/Other	39,717	33,423	37,309

Total assets	$539,960	$500,944	$468,323

The assets of our operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Goodwill of $51,276 is held by our Large Account segment for the years ended December 31, 2014 and 2013. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $29,605 and $30,481 for the years ended December 31, 2014 and 2013, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Substantially, all of our sales in 2014, 2013, and 2012 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 2% of total net sales in 2014, 2013, and 2012. All of our assets at December 31, 2014 and 2013 were located in the United States. Our primary target customers are SMBs, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. No single customer accounted for more than 2% of total net sales in 2014, 2013, or 2012. While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government were 6.5%, 6.4%, and 8.4% in 2014, 2013, and 2012, respectively.

13. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2014 and 2013. This information has been prepared on the same basis as the annual financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Net sales	$559,760	$633,244	$639,570	$630,765
Cost of sales	486,913	549,478	555,918	547,641

Gross profit	72,847	83,766	83,652	83,124
Selling, general and administrative expenses	61,101	64,564	63,235	63,035

Income from operations	11,746	19,202	20,417	20,089
Interest expense	(10)	(26)	(36)	(14)

Income before taxes	11,736	19,176	20,381	20,075
Income tax provision	(4,605)	(7,747)	(8,204)	(8,131)

Net income	$7,131	$11,429	$12,177	$11,944

Earnings per common share:
Basic	$0.27	$0.44	$0.46	$0.45

Diluted	$0.27	$0.43	$0.46	$0.45

Weighted average common shares outstanding:
Basic	26,202	26,206	26,266	26,311

Diluted	26,485	26,487	26,524	26,554

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Net sales	$505,423	$557,287	$580,356	$578,572
Cost of sales	438,585	483,371	503,803	502,879

Gross profit	66,838	73,916	76,553	75,693
Selling, general and administrative expenses	56,713	58,533	59,043	59,315

Income from operations	10,125	15,383	17,510	16,378
Interest expense	(53)	(46)	(39)	(11)
Other, net	3	—	—	(3)

Income before taxes	10,075	15,337	17,471	16,364
Income tax provision	(3,977)	(6,183)	(6,882)	(6,523)

Net income	$6,098	$9,154	$10,589	$9,841

Earnings per common share:
Basic	$0.23	$0.35	$0.40	$0.38

Diluted	$0.23	$0.35	$0.40	$0.37

Weighted average common shares outstanding:
Basic	25,998	26,127	26,169	26,181

Diluted	26,272	26,379	26,399	26,453

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period
Description
Allowance for Sales Returns
Year Ended December 31, 2012	2,432	31,316	(31,333)	2,415
Year Ended December 31, 2013	2,415	31,843	(31,198)	3,060
Year Ended December 31, 2014	3,060	32,882	(32,719)	3,223

Allowance for Doubtful Accounts
Year Ended December 31, 2012	3,294	1,561	(2,341)	2,514
Year Ended December 31, 2013	2,514	1,078	(1,327)	2,265
Year Ended December 31, 2014	2,265	1,383	(1,513)	2,135