Form 10-Q
period 2015-03-31
PC CONNECTION INC
filed 2015-05-08
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer’s common stock as of May 1, 2015 was 26,350,582.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$79,882	$60,909
Accounts receivable, net	284,851	293,027
Inventories	71,274	90,917
Deferred income taxes	7,749	7,749
Prepaid expenses and other current assets	6,153	5,332
Income taxes receivable	2,348	212

Total current assets	452,257	458,146
Property and equipment, net	28,102	27,861
Goodwill	51,276	51,276
Other intangibles, net	1,743	1,953
Other assets	673	724

Total Assets	$534,051	$539,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$116,211	$124,893
Accrued expenses and other liabilities	18,871	22,011
Accrued payroll	14,931	17,793

Total current liabilities	150,013	164,697

Deferred income taxes	18,870	18,803
Other liabilities	2,296	2,452

Total Liabilities	171,179	185,952

Stockholders’ Equity:
Common stock	282	282
Additional paid-in capital	107,236	106,956
Retained earnings	271,216	262,632
Treasury stock, at cost	(15,862)	(15,862)

Total Stockholders’ Equity	362,872	354,008

Total Liabilities and Stockholders’ Equity	$534,051	$539,960

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$581,259	$559,760
Cost of sales	503,646	486,913

Gross profit	77,613	72,847
Selling, general and administrative expenses	63,434	61,101

Income from operations	14,179	11,746
Interest/other income (expense), net	1	(10)

Income before taxes	14,180	11,736

Income tax provision	(5,596)	(4,605)

Net income	$8,584	$7,131

Earnings per common share:
Basic	$0.33	$0.27

Diluted	$0.32	$0.27

Shares used in computation of earnings per common share:
Basic	26,346	26,202

Diluted	26,593	26,485

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:

Net income	$8,584	$7,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,192	2,077
Provision for doubtful accounts	733	128
Stock-based compensation expense	238	159
Deferred income taxes	67	64
Excess tax benefit from exercise of equity awards	(59)	(34)
Changes in assets and liabilities:
Accounts receivable	7,443	22,070
Inventories	19,643	7,722
Prepaid expenses and other current assets	(2,957)	2,317
Other non-current assets	51	28
Accounts payable	(8,627)	(15,205)
Accrued expenses and other liabilities	(6,093)	(2,682)

Net cash provided by operating activities	21,215	23,775

Cash Flows from Investing Activities:

Purchases of property and equipment	(2,278)	(1,466)
Proceeds from sale of equipment	—	9

Net cash used for investing activities	(2,278)	(1,457)

Cash Flows from Financing Activities:

Excess tax benefit from exercise of equity awards	59	34
Exercise of stock options	20	16
Payment of payroll taxes on stock-based compensation through shares withheld	(43)	(34)

Net cash provided by financing activities	36	16

Increase in cash and cash equivalents	18,973	22,334
Cash and cash equivalents, beginning of period	60,909	42,547

Cash and cash equivalents, end of period	$79,882	$64,881

Non-cash Investing Activities:

Accrued capital expenditures	$149	$358

Non-cash Investing Activities:
Income taxes paid	$8,818	$1,063

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2015 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2015.

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

Recently Issued Financial Accounting Standard

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2015	2014
Numerator:
Net income	$8,584	$7,131

Denominator:
Denominator for basic earnings per share	26,346	26,202
Dilutive effect of employee stock awards	247	283

Denominator for diluted earnings per share	26,593	26,485

Earnings per share:
Basic	$0.33	$0.27

Diluted	$0.32	$0.27

For the three months ended March 31, 2015 and 2014, we had no outstanding nonvested stock units or stock options that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three months ended March 31, 2015 and 2014 is shown below:

	Three Months Ended March 31,
	2015	2014
Net sales:
SMB	$249,874	$253,471
Large Account	209,459	200,932
Public Sector	121,926	105,357

Total net sales	$581,259	$559,760

Operating income (loss):
SMB	$9,331	$7,807
Large Account	8,475	7,776
Public Sector	(595)	(1,885)
Headquarters/Other	(3,032)	(1,952)

Total operating income	$14,179	$11,746
Interest/other expense, net	1	(10)

Income before taxes	$14,180	$11,736

Selected Operating Expense:
Depreciation and amortization:
SMB	$5	$1
Large Account	329	334

Public Sector	40	44
Headquarters/Other	1,818	1,698

Total depreciation and amortization	$2,192	$2,077

Assets at March 31, 2015:
SMB	$192,307
Large Account	264,536
Public Sector	53,859
Headquarters/Other	23,349

Total assets	$534,051

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $27,350 as of March 31, 2015. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 5–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2015). The one-month LIBOR rate at March 31, 2015 was 0.18%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility. We had no outstanding bank borrowings at March 31, 2015 or December 31, 2014, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At March 31, 2015 and December 31, 2014, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $65,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At March 31, 2015 and December 31, 2014, accounts payable included $26,563 and $17,638, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A.“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the SEC.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
March 31,	2015	2014
Net sales (in millions)	$581.3	$559.8

Gross margin	13.3%	13.0%
Selling, general and administrative expenses	10.9	10.9
Income from operations	2.4	2.1

Net sales in the first quarter of 2015 increased year over year by $21.5 million, or 3.8%, compared to the first quarter of 2014, due to increased sales in our Large Account and Public Sector segments. Sales increased due to greater demand for our higher-margin products, such as servers and storage. Gross margin (gross profit expressed as a percentage of net sales) increased compared to the prior year quarter. SG&A expenses were largely unchanged as a percentage of net sales, but increased in dollars due to incremental variable compensation associated with higher gross profits and investments in solution sales and support personnel. Operating income in the first quarter of 2015 increased year over year in both dollars and as a percentage of net sales due to the increase in net sales and gross margin.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended
March 31,	2015	2014
Operating Segment
SMB	43%	45%
Large Account	36	36
Public Sector	21	19

Total	100%	100%

Product Mix
Notebooks/Tablets	22%	22%
Software	16	15
Desktops	10	12
Net/Com Products	9	10
Video, Imaging & Sound	8	9
Printer & Printer Supplies	7	7
Servers	7	4
Storage	6	5
Memory & System Enhancements	3	3
Accessories/Services/Other	12	13

Total	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2015	2014
Operating Segment
SMB	15.5%	14.9%
Large Account	12.0	12.0
Public Sector	11.2	10.5

Total	13.3%	13.0%

Operating Expenses

The following table reflects our more significant SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended
March 31,	2015	2014
Personnel costs	$47.6	$45.8
Advertising	3.9	3.9
Facilities operations	3.1	3.2
Professional fees	1.9	1.8
Credit card fees	1.7	1.7
Depreciation and amortization	2.2	2.1
Other, net	3.0	2.6

Total	$63.4	$61.1

Percentage of net sales	10.9%	10.9%

Year-Over-Year Comparisons

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$249.9	43.0%	$253.5	45.3%	(1.4)%
Large Account	209.5	36.0	200.9	35.9	4.2
Public Sector	121.9	21.0	105.4	18.8	15.7

Total	$581.3	100.0%	$559.8	100.0%	3.8%

Gross Profit:
SMB	$38.8	15.5%	$37.7	14.9%	3.0%
Large Account	25.1	12.0	24.1	12.0	4.1
Public Sector	13.7	11.2	11.0	10.5	23.8

Total	$77.6	13.3%	$72.8	13.0%	6.5%

Net sales increased in the first quarter of 2015 compared to the first quarter of 2014, as explained below:

•	Net sales for the SMB segment decreased by 1.4% due to lower desktop sales. Sales of desktops in the first quarter of 2014 were high due to the expiration of support for Windows XP software in April 2014. Sales of storage and net/com products for this segment increased year over year due to our investments in technical solution sales.

•	Net sales for the Large Account segment increased due to our focus on growing technical solution sales. Servers, software, and storage product sales increased year over year by 83%, 26%, and 54%, respectively, due to our investments in technical solution sales and the upcoming expiration in July 2015 of support for Windows Server 2003 software.

•	Net sales to the Public Sector segment increased by 16% or $16.6 million. Sales to state and local government and educational institutions increased by 4%, while sales to the federal government increased by 48% due to higher sales made under federal government contracts. Sales of notebooks/tablets, servers, and printers each increased by double-digit percentages, but were offset partially by lower sales of net/com products.

Gross profit for the first quarter of 2015 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•	Gross profit for the SMB segment increased despite lower net sales. Gross margin increased due to higher invoice selling margins (67 basis points) associated with increased sales of higher-margin storage and net/com products.

•	Gross profit for the Large Account segment increased due to higher net sales. Gross margin remained unchanged as decreased invoice selling margins (12 basis points) were offset by higher agency revenues (12 basis points).

•	Gross profit for the Public Sector segment increased due to higher net sales and gross margins. Invoice selling margins increased by 77 basis points due to increased demand for higher margin products, such as storage and servers.

Selling, general and administrative expenses increased in dollars, but remain unchanged as a percentage of net sales in the first quarter of 2015 compared to the prior year quarter. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended March 31,
	2015		2014
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	% Change
SMB	$29.5	11.8%	$29.9	11.8%	(1.3)%
Large Account	16.7	8.0	16.4	8.1	1.8
Public Sector	14.2	11.7	12.9	12.3	10.1
Headquarters/Other	3.0		1.9		57.9

Total	$63.4	10.9%	$61.1	10.9%	3.8%

•	SG&A expenses for the SMB segment decreased slightly in dollars, but was unchanged as a percentage of net sales. The dollar decrease was attributable to lower use of headquarters services. SG&A as a percentage of net sales was unchanged due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Large Account segment increased in dollars but decreased slightly as a percentage of net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits. SG&A as a percentage of net sales decreased slightly due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Public Sector segment decreased as a percentage of net sales, but increased in dollars due to incremental variable compensation related to higher gross profits and investments in technical solution sales and services. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and related costs. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the first quarter of 2015 increased to $14.2 million, compared to $11.7 million for the first quarter of 2014, due to the increase in net sales and gross margin. Income from operations as a percentage of net sales was 2.4% for the first quarter of 2015, compared to 2.1% of net sales for the prior year quarter.

Our effective tax rate was 39.5% for the first quarter of 2015, compared to 39.2% for the first quarter of 2014. Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We do not expect these variations to be significant in 2015.

Net income for the first quarter of 2015 increased to $8.6 million, compared to $7.1 million for the first quarter of 2014, due to the increase in operating income.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, special dividend payments, repurchases of common stock for treasury, and as opportunities arise, acquisitions of new businesses.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2015, we had approximately $79.9 million in cash.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•	Credit Facilities. As of March 31, 2015, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017. Accordingly, our entire line of credit was available for borrowing at March 31, 2015. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2015	2014
Net cash provided by operating activities	$21.2	$23.8
Net cash used for investing activities	(2.2)	(1.5)

Increase in cash and cash equivalents	$19.0	$22.3

Cash provided by operating activities in the first quarter of 2015 largely reflects the seasonal decrease in working capital requirements, similar to the prior year quarter, such as lower accounts receivable and inventory. Operating cash flow in the three months ended March 31, 2015 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable. Accounts receivable decreased by $8.2 million from the prior year-end balance. Days sales outstanding increased to 41 days at March 31, 2015, compared to 39 days at March 31, 2014, due to the increase in sales to Public Sector customers who generally pay at a slower rate than our SMB customers. Inventory decreased from the prior year-end balance by $19.6 million. Inventory turns decreased to 25 turns for the first quarter of 2015 compared to 27 turns for the prior year quarter.

At March 31, 2015, we had $116.2 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be paid by cash flows from operations or short-term borrowings under the line of credit. This amount includes $26.6 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $0.7 million in the three months ended March 31, 2015 compared to the prior year quarter due to increased purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the investments in our IT infrastructure.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2015). The one-month LIBOR rate at March 31, 2015 was 0.18%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility during the quarter ended March 31, 2015.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At March 31, 2015, the entire $50.0 million facility was available for borrowing.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $65.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $26.6 million in the aggregate as of March 31, 2015, are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

Operating Leases. We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014 have not materially changed since the report was filed.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of March 31, 2015, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the first quarter of 2015, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2015. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•	Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated as $310.0 million at March 31, 2015, whereas our actual consolidated stockholders’ equity at this date was in compliance at $362.9 million.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. These policies include revenue recognition, accounts receivable, vendor allowances, inventory, and the value of goodwill and long-lived assets, including intangibles.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

Recently issued financial accounting standards are detailed in Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material changes have occurred in our market risks since December 31, 2014.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4–CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A—Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date: May 8, 2015	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: May 8, 2015	By:	/s/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer and Chief Financial Officer