Form 10-Q
period 2015-06-30
PC CONNECTION INC
filed 2015-08-07
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2015

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

YES  ☐              NO  ☒

The number of shares outstanding of the issuer’s common stock as of August 3, 2015 was 26,410,951.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$72,497	$60,909
Accounts receivable, net	332,899	293,027
Inventories	98,575	90,917
Deferred income taxes	7,749	7,749
Prepaid expenses and other current assets	5,168	5,332
Income taxes receivable	2,118	212

Total current assets	519,006	458,146
Property and equipment, net	29,878	27,861
Goodwill	51,276	51,276
Other intangibles, net	1,568	1,953
Other assets	818	724

Total Assets	$602,546	$539,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$162,374	$124,893
Accrued expenses and other liabilities	29,234	22,011
Accrued payroll	14,290	17,793

Total current liabilities	205,898	164,697
Deferred income taxes	18,864	18,803
Other liabilities	2,229	2,452

Total Liabilities	226,991	185,952

Stockholders’ Equity:
Common stock	283	282
Additional paid-in capital	108,289	106,956
Retained earnings	282,845	262,632
Treasury stock, at cost	(15,862)	(15,862)

Total Stockholders’ Equity	375,555	354,008

Total Liabilities and Stockholders’ Equity	$602,546	$539,960

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$627,622	$633,244	$1,208,881	$1,193,004
Cost of sales	544,635	549,478	1,048,281	1,036,391

Gross profit	82,987	83,766	160,600	156,613
Selling, general and administrative expenses	63,364	64,564	126,798	125,665

Income from operations	19,623	19,202	33,802	30,948
Interest/other income (expense), net	(39)	(26)	(38)	(36)

Income before taxes	19,584	19,176	33,764	30,912
Income tax provision	(7,955)	(7,747)	(13,551)	(12,352)

Net income	$11,629	$11,429	$20,213	$18,560

Earnings per common share:
Basic	$0.44	$0.44	$0.77	$0.71

Diluted	$0.44	$0.43	$0.76	$0.70

Shares used in computation of earnings per common share:
Basic	26,363	26,206	26,354	26,204

Diluted	26,616	26,487	26,605	26,485

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$20,213	$18,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,370	3,863
Provision for doubtful accounts	718	365
Stock-based compensation expense	463	486
Deferred income taxes	61	57
Excess tax benefit from exercise of equity awards	(95)	(34)
Changes in assets and liabilities:
Accounts receivable	(40,590)	(12,641)
Inventories	(7,658)	(18,046)
Prepaid expenses and other current assets	(1,742)	2,057
Other non-current assets	(94)	22
Accounts payable	37,231	28,392
Accrued expenses and other liabilities	3,597	(2,232)

Net cash provided by operating activities	16,474	20,849

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,752)	(3,493)
Proceeds from sale of equipment	—	10

Net cash used for investing activities	(5,752)	(3,483)

Cash Flows from Financing Activities:
Issuance of stock under Employee Stock Purchase Plan	435	360
Exercise of stock options	379	16
Excess tax benefit from exercise of equity awards	95	34
Payment of payroll taxes on stock-based compensation through shares withheld	(43)	(34)

Net cash provided by financing activities	866	376

Increase in cash and cash equivalents	11,588	17,742
Cash and cash equivalents, beginning of period	60,909	42,547

Cash and cash equivalents, end of period	$72,497	$60,289

Non-cash Investing Activities:
Accrued capital expenditures	$455	$343
Supplemental Cash Flow Information:
Income taxes paid	$16,500	$10,933

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2015 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2015.

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

Recently Issued Financial Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for the Company prospectively beginning January 1, 2017, with early adoption permitted. The Company is currently assessing this ASU’s impacts on the Company’s consolidated financial statements.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2015	2014	2015	2014
Numerator:
Net income	$11,629	$11,429	$20,213	$18,560

Denominator:
Denominator for basic earnings per share	26,363	26,206	26,354	26,204
Dilutive effect of employee stock awards	253	281	251	281

Denominator for diluted earnings per share	26,616	26,487	26,605	26,485

Earnings per share:
Basic	$0.44	$0.44	$0.77	$0.71

Diluted	$0.44	$0.43	$0.76	$0.70

For the three and six months ended June 30, 2015 and 2014, the following outstanding nonvested stock units and stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

	Three Months Ended		Six Months Ended
June 30,	2015	2014	2015	2014
Employee stock awards	—	120	—	—

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2015 and 2014 is shown below:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales:
SMB	$259,346	$268,056	$509,220	$521,527
Large Account	231,803	222,276	441,262	423,208
Public Sector	136,473	142,912	258,399	248,269

Total net sales	$627,622	$633,244	$1,208,881	$1,193,004

Operating income (loss):
SMB	10,811	9,570	20,142	17,377
Large Account	11,434	10,326	19,909	18,102
Public Sector	579	1,694	(16)	(191)
Headquarters/Other	(3,201)	(2,388)	(6,233)	(4,340)

Total operating income	$19,623	$19,202	$33,802	$30,948
Interest/other expense, net	(39)	(26)	(38)	(36)

Income before taxes	$19,584	$19,176	$33,764	$30,912

Selected Operating Expense:
Depreciation and amortization:
SMB	6	1	10	2
Large Account	324	341	653	675
Public Sector	39	24	79	68
Headquarters/Other	1,810	1,420	3,628	3,118

Total depreciation and amortization	$2,179	$1,786	$4,370	$3,863

Assets at June 30, 2015:
SMB			$205,521
Large Account			282,032
Public Sector			65,330
Headquarters/Other			49,663

Total assets			$602,546

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment. Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $34,444 as of June 30, 2015. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 5–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2015). The one-month LIBOR rate at June 30, 2015 was 0.19%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility. We had no outstanding bank borrowings at June 30, 2015 or December 31, 2014, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At June 30, 2015 and December 31, 2014, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $65,000. The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions. We do not pay any interest or discount fees on such inventory. At June 30, 2015 and December 31, 2014, accounts payable included $32,197 and $17,638, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the SEC.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2015	2014	2015	2014
Net sales (in millions)	$627.6	$633.2	$1,208.9	$1,193.0

Gross margin	13.2%	13.2%	13.3%	13.1%
Selling, general and administrative expenses	10.1%	10.2%	10.5%	10.5%
Income from operations	3.1%	3.0%	2.8%	2.6%

Net sales in the second quarter of 2015 decreased year over year by $5.6 million, or 0.9%, compared to the second quarter of 2014, due to decreased sales in our SMB and Public Sector segments. Sales decreased due to lower demand for desktops and certain higher-margin products, such as storage and net/com products. SG&A expenses decreased in dollars and as a percentage of net sales due to expense reductions implemented in the second quarter. Operating income in the second quarter of 2015 increased year over year in both dollars and as a percentage of net sales due to lower SG&A expenses compared to the prior year period.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Six Months Ended
June 30,	2015	2014	2015	2014
Operating Segment
SMB	41%	42%	42%	44%
Large Account	37	35	37	35
Public Sector	22	23	21	21

Total	100%	100%	100%	100%

Product Mix
Notebooks/Tablets	24%	22%	23%	22%
Software	18	16	17	16
Desktops	11	12	11	12
Video, Imaging & Sound	9	9	9	9
Net/Com Products	8	9	8	9
Printer & Printer Supplies	6	6	6	6
Storage	5	6	6	6
Servers	4	4	6	4
Memory & System Enhancements	3	3	3	3
Accessories/Services/Other	12	13	11	13

Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2015	2014	2015	2014
Operating Segment
SMB	15.4%	15.3%	15.5%	15.1%
Large Account	12.4	12.3	12.2	12.2
Public Sector	10.5	10.8	10.8	10.7
Total	13.2%	13.2%	13.3%	13.1%

Operating Expenses

The following table reflects our more significant SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
June 30,	2015	2014	2015	2014
Personnel costs	$48.9	$48.6	$96.5	$94.3
Advertising	4.1	4.3	8.0	8.3
Facilities operations	3.1	2.9	6.3	6.1
Professional fees	1.8	2.0	3.7	3.9
Credit card fees	1.6	2.0	3.2	3.7
Depreciation and amortization	2.2	1.8	4.4	3.9
Other, net	1.7	3.0	4.7	5.5

Total	$63.4	$64.6	$126.8	$125.7

Percentage of net sales	10.1%	10.2%	10.5%	10.5%

Year-Over-Year Comparisons

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$259.3	41.3%	$268.0	42.3%	(3.3)%
Large Account	231.8	36.9	222.3	35.1	4.3
Public Sector	136.5	21.8	142.9	22.6	(4.5)

Total	$627.6	100.0%	$633.2	100.0%	(0.9)%

Gross Profit:
SMB	$40.0	15.4%	$41.0	15.3%	(2.5)%
Large Account	28.7	12.4	27.3	12.3	5.3
Public Sector	14.3	10.5	15.5	10.8	(7.7)

Total	$83.0	13.2%	$83.8	13.2%	(0.9)%

Net sales decreased in the second quarter of 2015 compared to the second quarter of 2014, as explained below:

•	Net sales for the SMB segment decreased by 3.3% due to lower desktop sales. Sales of desktops in the second quarter of 2014 were high due to the expiration of support for Windows XP software in April 2014. Sales of storage and notebooks/tablets products for this segment increased year over year due to our investments in technical solution sales.

•	Net sales for the Large Account segment increased due to our focus on growing technical solution sales. Servers, software, and net/com product sales in this segment each increased year over year by double-digit percentages, due to our investments in technical solution sales and the expiration in July 2015 of support for Windows Server 2003 software.

•	Net sales to the Public Sector segment decreased by 4.5%,or $6.4 million. Sales to the federal government increased slightly while sales to state and local government and educational institutions decreased by 5.8%. Sales of notebooks/tablets and software in this segment each increased year over year, but were more than offset by lower sales of net/com and storage products.

Gross profit for the second quarter of 2015 decreased year over year in dollars, but remained relatively unchanged as a percentage of net sales (gross margin), as explained below:

•	Gross profit for the SMB segment decreased due to lower net sales. Gross margin increased due to higher invoice selling margins (12 basis points) associated with increased sales of higher-margin storage products an increase in vendor early payment discounts (18 basis points), offset by a decrease in agency revenues (7 basis points).

•	Gross profit for the Large Account segment increased primarily due to higher net sales. Gross margin increased as lower invoice selling margins (31 basis points) were offset by higher agency revenues (42 basis points).

•	Gross profit for the Public Sector segment decreased due to lower net sales and gross margins. Invoice selling margins decreased by 37 basis points due to decreased demand for higher margin products, such as storage and servers.

Selling, general and administrative expenses decreased in dollars and as a percentage of net sales in the second quarter of 2015 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	% Change
SMB	$29.2	11.2%	$31.4	11.7%	(7.0)%
Large Account	17.3	7.5	17.0	7.6	1.8
Public Sector	13.7	10.0	13.8	9.6	(0.7)
Headquarters/Other	3.2		2.4		33.3

Total	$63.4	10.1%	$64.6	10.2%	(1.9)%

•	SG&A expenses for the SMB segment decreased in dollars and as a percentage of net sales due to reductions in advertising expense, lower credit card fees, and lower usage of headquarters services.

•	SG&A expenses for the Large Account segment increased in dollars, but decreased slightly as a percentage of net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits. SG&A as a percentage of net sales decreased slightly due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Public Sector segment decreased in dollars, but increased as a percentage of net sales. The dollar decrease was due to a reduction in variable compensation related to lower gross profits.

•	SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and related costs. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the second quarter of 2015 increased to $19.6 million, compared to $19.2 million for the second quarter of 2014, due to the decrease in SG&A expenses. Income from operations as a percentage of net sales was 3.1% for the second quarter of 2015, compared to 3.0% of net sales for the prior year quarter.

Our effective tax rate was 40.6% for the second quarter of 2015, compared to 40.4% for the second quarter of 2014. Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We do not expect these variations to be significant in 2015.

Net income for the second quarter of 2015 increased to $11.6 million, compared to $11.4 million for the second quarter of 2014, due to the increase in operating income.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
Sales:
SMB	$509.2	42.1%	$521.5	43.7%	(2.4)%
Large Account	441.3	36.5	423.2	35.5	4.3
Public Sector	258.4	21.4	248.3	20.8	4.1

Total	$1,208.9	100.0%	$1,193.0	100.0%	1.3%

Gross Profit:
SMB	$78.8	15.5%	$78.7	15.1%	0.1%
Large Account	53.9	12.2	51.4	12.2	4.8
Public Sector	27.9	10.8	26.5	10.7	5.4

Total	$160.6	13.3%	$156.6	13.1%	2.6%

Net sales increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as explained below:

•	Net sales for the SMB segment decreased due to lower desktops sales. Sales of desktops in the first half of 2014 were high due to the expiration of support for Windows XP software in April 2014. Increased sales of storage and notebooks/tablets for this segment partly offset the decline in desktops year over year.

•	Net sales for the Large Account segment increased due to our focus on growing technical solution sales. Servers and software product sales for this segment increased year over year by 55% and 18%, respectively, due to our investment in technical solution sales and the expiration in July 2015 of support for Windows Server 2003 software.

•	Net sales to the Public Sector segment increased by 4.1% or $10.1 million. Sales to the federal government increased by 23.7% due to higher sales made under federal government contracts, while sales to state and local government and educational institutions decreased by 1.9%. Sales of notebooks/tablets, servers, and printers in this segment each increased by at least double-digit percentages, and offset lower sales of net/com products.

Gross profit for the six months ended June 30, 2015 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•	Gross profit for the SMB segment increased slightly despite lower net sales. Gross margin increased year over year due to higher invoice selling margins (34 basis points) associated with decreased sales in 2015 of lower-margin desktops as well as an increase in vendor early payment discounts (10 basis points).

•	Gross profit for the Large Account segment increased primarily due to higher net sales. Gross margin increased slightly year over year as higher agency revenues (27 basis points) offset lower invoice selling margins (22 basis points).

•	Gross profit for the Public Sector segment increased due to higher net sales. Invoice selling margins increased by 17 basis points due to increased demand for higher-margin products such as software, servers and notebooks/tablets.

Selling, general and administrative expenses increased in dollars, but remained relatively unchanged as a percentage of net sales in the six months ended June 30, 2015 compared to the prior year period. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Six Months Ended June 30,
	2015		2014
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	% Change
SMB	$58.7	11.5%	$61.3	11.8%	(4.2)%
Large Account	34.0	7.7	33.3	7.9	2.1
Public Sector	27.9	10.8	26.7	10.7	4.5
Headquarters/Other	6.2		4.4		40.9

Total	$126.8	10.5%	$125.7	10.5%	0.9%

•	SG&A expenses for the SMB segment decreased in dollars and as a percentage of net sales. The dollar decrease was attributable to lower credit card fees and lower usage of headquarters services. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•	SG&A expenses for the Large Account segment increased in dollars, but decreased as a percentage of net sales due to the leveraging of fixed costs over larger net sales. The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profits.

•	SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. The increase in SG&A dollars and as a percentage of net sales was due to increased usage of headquarter personnel and related costs such as our technical solutions group.

•	SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and related costs. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the six months ended June 30, 2015 increased to $33.8 million, compared to $30.9 million for the six months ended June 30, 2014. Income from operations as a percentage of net sales was 2.8% for the first half of 2015, compared to 2.6% of net sales for the first half of 2014.

Our effective tax rate was 40.1% for the six months ended June 30, 2015, compared to 40.0% for the six months ended June 30, 2014. Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions. We do not expect these variations to be significant in 2015.

Net income for the six months ended June 30, 2015 increased to $20.2 million, compared to $18.6 million for the six months ended June 30, 2014, principally due to the increase in operating income.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $10.0 to $12.0 million, including $1.3 million related to our new distribution center, and payments on leases and other contractual obligations of approximately $3.9 million. We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software. While we have not finalized our decisions regarding the areas of future investment in our IT infrastructure, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next three to five years.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2015, we had approximately $72.5 million in cash.

•	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•	Credit Facilities. As of June 30, 2015, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017. Accordingly, our entire line of credit was available for borrowing at June 30, 2015. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2015	2014
Net cash provided by operating activities	$16.5	$20.8
Net cash used for investing activities	(5.8)	(3.5)
Net cash provided by financing activities	0.9	0.4

Increase in cash and cash equivalents	$11.6	$17.7

Cash provided by operating activities was $16.5 million in the six months ended June 30, 2015. Operating cash flow in the six months ended June 30, 2015 resulted primarily from net income before depreciation and amortization and an increase in accounts payable, partially offset by an increase in accounts receivables and inventory. Accounts receivable increased by $40.6 million from the prior year-end balance. Days sales outstanding increased to 43 days at June 30, 2015, compared to 40 days at June 30, 2014, due to the increase in sales in the month of June compared to the prior year month. Inventory increased from the prior year-end balance by $7.7 million due to higher levels of in-transit sales shipped but not received by our customers. Inventory turns decreased to 24 turns for the second quarter of 2015 compared to 28 turns for the prior year quarter.

At June 30, 2015, we had $162.4 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be paid by cash flows from operations or short-term borrowings under the line of credit. This amount includes $32.2 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $2.3 million in the six months ended June 30, 2015 compared to the prior year period due to increased purchases of property and equipment. These expenditures were primarily for equipment related to our new distribution center and capitalized internally-developed software in connection with the investments in our IT infrastructure.

Cash provided by financing activities increased by $0.5 million due to higher proceeds from the exercise of equity awards.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2015). The one-month LIBOR rate at June 30, 2015 was 0.19%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility during the quarter ended June 30, 2015.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current.

Inventory Trade Credit Agreements. We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions. Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $65.0 million, any outstanding financing must be fully secured by available inventory. We do not pay any interest or discount fees on such inventory. The related costs are borne by the suppliers as an incentive for us to purchase their products. Amounts outstanding under such facilities, which equaled $32.2 million in the aggregate as of June 30, 2015, are recorded in accounts payable. The inventory financed is classified as inventory on the condensed consolidated balance sheet.

Operating Leases. We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Bank Line of Credit. Our bank line of credit extends until February 2017 and is collateralized by our receivables. As of June 30, 2015, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the second quarter of 2015, and accordingly, the funded debt ratio did not limit potential borrowings as of June 30, 2015. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•	Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted). Such amount was calculated as $315.8 million at June 30, 2015, whereas our actual consolidated stockholders’ equity at this date was in compliance at $375.6 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 4–CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6—Exhibits

Exhibit Number	Description

10.1	Amended and Restated 1997 Employee Stock Purchase Plan, as amended, as filed as Exhibit 99.1 to the Registrant’s Form 8-K dated May 21, 2015 and incorporated herein by reference.

31.1 *	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Company’s Senior Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date: August 7, 2015	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer and Chief Financial Officer