Form 10-K
period 2015-12-31
PC CONNECTION INC
filed 2016-03-03
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☑ NO ☐

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

Large accelerated filer ___     Accelerated filer ✓      Non-accelerated filer ___  Smaller reporting company  ___

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2015, based on $20.74 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $227,207,509.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 25, 2016:

Class	Number of Shares
Common Stock, $.01 par value	26,497,563

 The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Annual Report on Form 10‑K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” “seek,” “plan,” “intend,” or similar terms, variations of such terms, or the negative of those terms.

We cannot assure investors that our assumptions and expectations will prove to have been correct.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.  We therefore caution you against undue reliance on any of these forward-looking statements.  Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 1A., “Risk Factors” of this Annual Report on Form 10-K.  Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which this Annual Report on Form 10-K was first filed.  We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I

Item 1.  Business

GENERAL

We are a national solutions provider of a wide range of information technology, or IT, solutions.  We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers.  We also offer services involving design, configuration, and implementation of IT solutions.  These services are performed by our personnel and by third-party providers.  We have three operating segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, in our SMB segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect subsidiary,  and (c) federal, state, and local government and educational institutions, in our Public Sector segment, through our GovConnection subsidiary.  We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational,  healthcare, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.  We offer a broad selection of over 300,000 products at competitive prices, including products from Apple, Cisco Systems, Dell, EMC, Hewlett-Packard, IBM, Lenovo, Microsoft, Symantec,  and VMWare, and we partner with more than 1,600 suppliers.  Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams.  Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for fifteen straight years.  Over the past few years, we have received numerous awards, including the Microsoft Operational Excellence Award for delivering market-leading operational excellence, as well as being recently named Symantec National Reseller Growth Partner of the Year.    We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base.  We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We  strive to identify the unique needs of our corporate, government, healthcare, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems.  We provide value by offering our customers efficient design, deployment, and infrastructure management of IT environments.  As of December 31, 2015, we employed 730 sales representatives,  whose average tenure exceeded six years.  Sales representatives are responsible for managing corporate and public sector accounts and focus on sales to current and prospective customers.  These sales representatives are supported by an increasing number of support, engineering, and technical staff.  We believe that increasing our salesforce productivity is important to our future success, and we have increased our headcount and investments in this area accordingly.

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

MARKET AND COMPETITION

In the fiscal year ended December 31, 2015, we generated approximately 41% of our sales from the SMB segment,  37% from medium-to-large corporate accounts (Fortune 1000),  and 22% from government and educational institutions.  The overall IT market that we serve is estimated to be approximately $200 billion.

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

We believe new entrants to the direct marketing channel must overcome a number of obstacles, including:

•	the substantial time and resources required to build a customer base of meaningful size and profitability for cost-effective operation;

•	the high costs of developing the information systems and operating infrastructure required to successfully compete as a direct marketer;

•	the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

•	the difficulty of building relationships with vendors to achieve favorable product allocations and attractive pricing terms; and

•	the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

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

•

Offering targeted IT solutions.  Our customers seek solutions to increasingly complex IT infrastructure demands.  To better address their business needs, we have focused our solution service capabilities on six practice areas—Converged Data Center, Networking, Mobility, Security,  Cloud Solutions,  and Software.  These IT practice groups are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them.  We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services.  We believe we can leverage these six practice groups to transform our company into a recognized IT solution provider, which will enable us to capture a greater share of the IT expenditures of our customers.

•

Maintaining a strong brand name and customer awareness.  Since our founding in 1982, we have built a strong brand name and customer awareness.  We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last fifteen years.  We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

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

Using our customized information system, we transmit our customer orders either to our distribution center or to our drop‑ship suppliers, depending on product availability, for processing immediately after a customer receives credit approval.  At our distribution center, we also perform custom configuration of computer systems as requested by our customers, which typically consists of the installation of memory, accessories, and/or software purchased.  Our customers may select the method of delivery that best meets their needs and is most cost effective, ranging from expedited overnight delivery for urgently needed items to ground freight, generally used for heavier, more bulky items.  Through our Everything Overnight® service, orders accepted up to 7:00 p.m. Eastern Time can be shipped for overnight delivery from our distribution center.

 Our inventory stocking levels are based on three primary criteria.  First, we stock and maintain a large quantity of products that sell through quickly (such as notebook and desktop systems, printers, and monitors).  Second, we stock products obtained through opportunistic purchases (including first‑to‑market and end‑of‑life special promotions, and popular products with limited availability).  Third, we stock products in common demand, such as components we use to configure systems prior to shipping, for which we want to avoid shortages.  Inventory stocking decisions are made generally independent of the level of shipping service, as expedited shipping, including overnight delivery, is available through the majority of our drop‑ship suppliers as well as through our warehouse.

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

The Internet supports three key business initiatives for us:

•

Customer choice — We have built our business on the premise that our customers should be able to choose how they interact with us--be it by telephone, or by means of their desktop or mobile device via email or the Internet.

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

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2015	2014	2013
Business Segment
SMB	41%	42%	43%
Large Account	37	35	36
Public Sector	22	23	21
Total	100%	100%	100%

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

Customers.    We maintain an extensive database of customers and prospects currently aggregating approximately 12 million names.    However, no single customer accounted for more than 2% of our consolidated revenue in 2015.  While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government were 6.7%, 6.5%, and 6.4% in 2015, 2014, and 2013, respectively.  The loss of any single customer would not have a material adverse effect on any of our business segments.  In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

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

	PERCENTAGE OF
	NET SALES
	Years Ended December 31,
	2015	2014	2013
Notebooks/Mobility	23%	21%	19%
Software	17	16	16
Servers/Storage	13	13	13
Net/Com Product	9	9	9
Other Hardware/Services	38	41	43
Total	100%	100%	100%

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

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., or Ingram, our largest supplier, accounted for approximately 21%,  25%, and 24% of our total product purchases in 2015,  2014, and 2013, respectively.  Purchases from Synnex Corporation, or Synnex, comprised 15%,  13%, and 12% of our total product purchases in 2015,  2014, and 2013, respectively.  Purchases from Tech Data Corporation, or Tech Data, comprised 8% of our total product purchases in 2015 and 2014, respectively, and 10% in 2013.  No other vendor supplied more than 10% of our total product purchases in 2015,  2014, or 2013.  We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram, Synnex, and Tech Data are available to us.

Products manufactured by HP represented 22% of our net sales in 2015 and 2014, respectively, and  25% in 2013.    We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

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

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors.  At our  283,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products.    Orders are transmitted electronically from our various sales facilities to our Wilmington distribution center after credit approval, where packaging documentation is printed automatically and order fulfillment takes place.  Our customers are given several shipping options, ranging from expedited overnight delivery through our Everything Overnight® service to normal ground freight service.  Through our Everything Overnight® service, orders accepted up until 7:00 p.m. Eastern Time, can be shipped from our distribution center for overnight delivery via United Parcel Service, or UPS, or FedEx Corporation.  Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers.  Our MoreDirect subsidiary generally utilizes drop shipping for substantially all product orders.  Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction.  At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period.  Products drop shipped by suppliers were 74%, 73%, and 71% of net sales in 2015,  2014, and 2013, respectively.  In future years, we expect that products drop shipped from suppliers may increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf.  Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery.  Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer.  Inventory held for such staged delivery requests aggregated $27.7 million and $19.8 million at December 31, 2015 and 2014, respectively.

We maintain inventories of fast moving products that account for a high percentage of our ongoing product sales transactions and sales dollars.  We may also, from time to time, make large inventory purchases of certain first‑to‑market products or end‑of‑life products to obtain favorable purchasing discounts.  We also maintain sufficient inventory levels of high volume components and accessories used for configuration services.

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

MoreDirect has developed a custom designed Internet-based system, TRAXX™.  This system is an integrated application of sales order processing, integrated supply chain visibility, and has full Electronic Data Interchange (EDI) links with major manufacturers’ distribution partners for product information, availability, pricing, ordering, delivery, and tracking, including related accounting functions.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently. While we have not yet finalized our decisions regarding the areas of future investment in our IT infrastructure, we expect to increase our capital investments in our IT infrastructure, which if fully implemented, would likely exceed $20 million over the next two to four years.    For further discussion see “Liquidity and Capital Resources” of Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

Additional competition may arise if other new methods of distribution emerge in the future.  We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers.  Several of our competitors are larger than we are and have substantially greater financial resources.  These and other factors related to our competitive position are discussed more fully in the “Overview” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

WORK FORCE

As of December 31, 2015, we employed 2,155 persons (full-time equivalent), of whom 991 (including 261 management and support personnel) were engaged in sales-related activities, 466 were engaged in providing IT services and customer service and support, 413 were engaged in purchasing, marketing, and distribution-related activities, 96 were engaged in the operation and development of management information systems, and 189 were engaged in administrative and finance functions.  We consider our employee relations to be good.  Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

We have experienced variability in sales and may not be able to maintain profitable operations.

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

Substantial competition could reduce our market share and may negatively affect our business.

The direct marketing industry and the computer products retail business, in particular, are highly competitive.  We compete with other national solutions providers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., each of which is much larger than we are.  Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, also sell their products directly to end users through their own catalogs, stores, and via the Internet.  We also compete with computer retail stores and websites, who are increasingly selling to business customers and may become a significant competitor.  We compete not only for customers, but also for advertising support from IT product manufacturers.  Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do.  In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements.  Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours.  We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry.

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

We may not be able to continue to compete effectively against our current or future competitors.  If we encounter new competition or fail to compete effectively against our competitors, our business may be harmed.

We face and will continue to face significant price competition.

Generally, pricing is very aggressive in our industry, and we expect pricing pressures to escalate should economic conditions deteriorate.  An increase in price competition could result in a reduction of our profit margins.  We may not be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions, or otherwise.  Also, our sales of IT hardware products generally result in lower profit margins than those associated with software products.  Such pricing pressures could result in an erosion of our market share, reduced sales, and reduced operating margins, any of which could have a material adverse effect on our business.

Virtualization of IT resources and applications, including networks, servers, applications, and data storage may disrupt or alter our traditional distribution models.

Our customers can access, through a cloud-based platform, business-critical solutions without the significant initial capital investment required for dedicated infrastructure.  Growing demand for the development of cloud-based solutions may reduce demand for some of our existing hardware products.  If the transition to an environment characterized by cloud-based computing and software being delivered as a service progresses, we will likely increase investments in this area before knowing whether our sales forecasts will accurately reflect customer demand for these products, services, and solutions.  We may not will be able to effectively compete using these virtual distribution models.  Our inability to compete effectively with current or future virtual distribution model competitors, or adapt to a cloud-based environment, could have a material adverse effect on our business.

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

Our ability to effectively manage our business depends significantly on our information systems and infrastructure. The failure of our current systems to operate effectively or to integrate with other systems, including integration of upgrades to better meet the changing needs of our customers, could result in transaction errors, processing inefficiencies, and the loss of sales and customers.  In addition, cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to company or customer data, denial of service attacks, the processing of fraudulent transactions, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we have in place various processes, procedures, and controls to monitor and mitigate these threats, these measures may not be sufficient to prevent a material security threat or mitigate these risks for our customers. If any of these events were to materialize, they could lead to disruption of our operations or loss of sensitive information as well as subject us to regulatory actions, litigation, or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, and cash flows.

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

We test goodwill for impairment each year and more frequently if potential impairment indicators arise.  Although the fair value of our Large Account reporting unit substantially exceeded its carrying value at our annual impairment test, should the financial performance of the reporting unit not meet expectations due to the economy or otherwise, we would likely adjust downward its expected future operating results and cash flows.  Such adjustment may result in a determination that the carrying value of goodwill and other intangibles for the reporting unit exceeds its fair value.  This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $51.3 million aggregate carrying amount of goodwill held by our Large Account reporting unit, resulting in a negative effect on our results of operations.

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

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources.  The five vendors supplying the greatest amount of goods to us constituted 61%  of our total product purchases in the years ended December 31, 2015,  2014, and 2013.  Among these five suppliers,  product purchases from Ingram, our largest supplier, accounted for approximately 21%,  25%, and 24% of our total product purchases in 2015,  2014, and 2013, respectively.  Purchases from Synnex comprised 15%, 13%, and 12% of our total product purchases in 2015,  2014, and 2013, respectively.  Purchases from Tech Data comprised 8% of our total product purchases in 2015 and 2014, respectively,  and 10% in 2013.  No other vendor supplied more than 10% of our total product purchases in 2015,  2014, or 2013.  If we were unable to acquire products from Ingram, Synnex, or Tech Data, we could experience a short-

term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP represented 22%, of our net sales in 2015 and 2014, respectively, and 25% in 2013.    We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice.  Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2015 was $166.5 million.    Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

The market for IT products is characterized by rapid technological change and the frequent introduction of new products and product enhancements.  Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace.  In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products.  By so doing, we are subject to the increased risk of inventory obsolescence.  Also, in order to implement our business strategy, we intend to continue, among other things, placing larger than typical inventory stocking orders of selected products and increasing our participation in first-to-market purchase opportunities.  We may also, from time to time, make large inventory purchases of certain end‑of‑life products, which would increase the risk of inventory obsolescence.  In addition, we sometimes acquire special purchase products without return privileges.  For these and other reasons, we may not be able to avoid losses related to obsolete inventory.  Manufacturers have limited return rights and have taken steps to reduce their inventory exposure by supporting “configure‑to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands.  These actions reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us, which could negatively impact our business.

We are dependent on key personnel.

Our future performance will depend to a significant extent upon the efforts and abilities of our senior executives and other key management personnel.  The competition for qualified management personnel in the computer products industry is very intense, and the loss of service of one or more of these persons could have an adverse effect on our business.  Our success and plans for future growth will also depend on our ability to hire, train, and retain skilled personnel in all areas of our business, especially sales representatives and technical support personnel.  We may not be able to attract, train, and retain sufficient qualified personnel to achieve our business objectives.

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

Natural disasters, terrorism, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a negative effect on the Company, its suppliers, logistics providers, manufacturing vendors, and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to deliver services or products to our customers, or to receive products from our suppliers, and create delays and inefficiencies in our supply chain.  In the event of a natural disaster or other business interruption, significant recovery time and substantial expenditures could be required to resume operations and our financial condition, results of operations, and cash flows could be materially adversely affected.

We may experience increases in shipping and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers.

Shipping costs are a significant expense in the operation of our business.  Increases in postal or shipping rates could significantly impact the cost of shipping customer orders and mailing our catalogs.  Postage prices and shipping rates increase periodically, and we have no control over future increases.  We have a long-term contract with UPS, and believe that we have negotiated favorable shipping rates with our carriers.    While we generally invoice customers for shipping and handling charges,  we may not be able to pass on to our customers the full cost, including any future increases in the cost, of commercial delivery services, which would adversely affect our business.

We rely on the continued development of electronic commerce and Internet infrastructure development.

We continue to have increasing levels of sales made through our e-commerce sites. The on-line experience for our clients continues to improve, but the competitive nature of the e-commerce channel also continues to increase.  Growth of our overall sales is dependent on customers continuing to expand their on-line purchases in addition to traditional channels to purchase products and services. We cannot accurately predict the rate at which on-line purchases will expand.

      Our success in growing our Internet business will depend in large part upon our development of an increasingly sophisticated e-commerce experience. Increasing customer sophistication requires that we provide additional website features and functionality in order to be competitive in the marketplace and maintain market share. We will continue to iterate our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences. As the number of on-line users continues to grow, such growth may impact the performance of our existing Internet infrastructure.

We face uncertainties relating to unclaimed property and the collection of state sales and use tax.

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence.  Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents.  Many states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies.  Our three sales companies are registered in substantially all states, however, if a state were to determine that our earlier contacts with that state exceeded the constitutionally permitted contacts, the state could assess a tax liability relating to our prior year sales.  A comprehensive multi-state unclaimed property audit continues to be in process, and total accruals for unclaimed property aggregated $1.7 million at December 31, 2015.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 56% of the outstanding shares of our common stock as of December 31, 2015.  Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting.  Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company.  Such control may result in decisions that are not in the best interest of our public stockholders.  In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted.  Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

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

In August 2014, we  entered into a ten-year lease for a  283,000 square foot  facility in Wilmington, Ohio, which houses our distribution and order fulfillment operations.  We also operate sales and support offices in Keene and Portsmouth, New Hampshire; Marlborough, Massachusetts; Rockville, Maryland; Shelton, Connecticut; Dakota Dunes,

South Dakota; Boca Raton, Florida; and Itasca, Illinois, and lease facilities at these locations.  Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter.  We believe that our distribution facility in Wilmington, Ohio will be sufficient to support our anticipated needs through the next twelve months and beyond.

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

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business.  In the opinion of management, the outcome of such matters is not expected to have a material effect on our business, financial position, results of operations, or cash flows.

Executive Officers of PC Connection

Our executive officers and their ages as of March 3, 2016 are as follows:

Name	Age	Position
Patricia Gallup	61	Chairman and Chief Administrative Officer
Timothy McGrath	57	President and Chief Executive Officer
Joseph Driscoll	51	Senior Vice President, Treasurer and Chief Financial Officer

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market under the symbol “PCCC.”  As of February 25, 2016, there were 26,497,563 shares of our common stock outstanding, held by approximately 67 stockholders of record and 4,259 beneficial holders.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2015	High	Low
Quarter Ended:
December 31,	$23.24	$19.95
September 30,	24.82	19.50
June 30,	26.88	24.04
March 31,	26.74	22.27

2014	High	Low
Quarter Ended:
December 31,	$29.50	$21.33
September 30,	23.17	19.60
June 30,	21.90	19.45
March 31,	25.22	18.12

In 2015, we declared a special cash dividend of $0.40 per share.  The total cash payment of $10.6 million was made on January 12,  2016 to stockholders of record at the close of business on December 29,  2015.  In 2014, we paid a special cash dividend of $0.40 per share.  The total cash payment of $10.5 million was made on December 15,  2014 to stockholders of record at the close of business on December 1,  2014.  We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock.  We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We did not repurchase any shares in 2014 or 2015.  As of December 31, 2015, we have repurchased an aggregate of 1,682,119 shares for $12.2 million under our Board approved 2001 repurchase program.  The maximum approximate dollar value of shares that may yet be purchased under this Board authorized program is $2.8 million.

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

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from January 1, 2010 through December 31, 2015 with the cumulative total return for (i) the Nasdaq Stock Market Composite and (ii) the Nasdaq Retail Trade Stocks (Peer Group) for the period starting January 1, 2010 and ending December 31, 2015.  This graph assumes the investment of $100 on January 1, 2010 in our common stock and in each of the two Nasdaq indices, and that dividends are reinvested.

	Base
	Period	Years Ended
Company Name / Index	10-Dec	11-Dec	12-Dec	13-Dec	14-Dec	15-Dec
PC Connection, Inc.	100.00	129.84	139.43	306.57	308.19	289.34
Nasdaq Stock Market-Composite	100.00	99.17	116.48	163.21	187.27	200.31
Nasdaq Retail Trade (Peer Index)	100.00	112.61	133.16	172.92	192.37	201.20

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share)

Consolidated Statement of Operations Data:
Net sales	$2,573,973	$2,463,339	$2,221,638	$2,158,873	$2,103,295
Cost of sales	2,232,954	2,139,950	1,928,638	1,876,784	1,838,411
Gross profit	341,019	323,389	293,000	282,089	264,884
Selling, general and administrative expenses	262,465	251,935	233,604	226,322	217,273
Special charges (1)	—	—	—	1,135	—
Income from operations	78,554	71,454	59,396	54,632	47,611
Interest expense	(87)	(86)	(149)	(166)	(369)
Other, net	—	─	─	41	189
Income before taxes	78,467	71,368	59,247	54,507	47,431
Income tax provision	(31,640)	(28,687)	(23,565)	(21,436)	(18,644)
Net income	$46,827	$42,681	$35,682	$33,071	$28,787

Basic earnings per share	$1.77	$1.63	$1.37	$1.25	$1.08
Diluted earnings per share	$1.76	$1.61	$1.35	$1.24	$1.07

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Consolidated Balance Sheet Data:
Working capital	$330,848	$293,449	$256,376	$222,987	$207,312
Total assets	639,074	539,960	500,944	468,323	468,019
Short-term debt:
Borrowings under line of credit	─	─	─	─	5,267
Current maturities of capital lease obligation to affiliate	─	─	─	989	971
Long-term debt:
Capital lease obligation to affiliate,
less current maturities	─	─	─	─	989
Total stockholders’ equity	392,451	354,008	319,829	291,303	273,529
Cash dividends declared per share	$0.40	$0.40	$0.40	$0.38	$0.40

(1)	Special charges in 2012 consisted of $1,135 related to share-based awards granted upon the retirement of a former executive officer and workforce reductions.

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

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time improving our gross margin in all three segments, (2) recruiting, retaining, and improving the productivity of our sales and technical support personnel, and (3) effectively controlling our selling, general, and administrative, or SG&A, expenses while making major investments in our IT systems and solution selling personnel, especially in relation to changing revenue levels.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Net sales (in millions)	$2,574.0	$2,463.3	$2,221.6
Gross margin	13.2%	13.1%	13.2%
Selling, general and administrative expenses	10.2	10.2	10.5
Income from operations	3.0	2.9	2.7

Net sales increased in 2015 by $110.6 million, or 4.5%, compared to 2014, due primarily to increased sales in our Large Account segment.  Net sales of notebooks/mobility products increased as mobility continued to be a strategic focus for customers in all three segments.  Our investments in advanced solution sales also led to increased sales of software and servers/storage products.  Gross margin (gross profit expressed as a percentage of net sales) increased slightly compared to the prior year.  SG&A expenses remained unchanged as a percentage of net sales, but increased in dollars due to incremental variable compensation associated with higher gross profits and investments in solution sales and support personnel.  Operating income in 2015 increased year over year in both dollars and as a percentage of net sales due to the increase in net sales.

Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Years Ended December 31,
	2015	2014	2013
Business Segment
SMB	41%	42%	43%
Large Account	37	35	36
Public Sector	22	23	21
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	23%	21%	19%
Software	17	16	16
Servers/Storage	13	13	13
Net/Com Product	9	9	9
Other Hardware/Services	38	41	43
Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2015	2014	2013
Segment
SMB	15.5%	15.1%	15.4%
Large Account	12.0	12.2	11.5
Public Sector	11.3	10.9	11.4
Total	13.2%	13.1%	13.2%

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2015	2014	2013
Personnel costs	$200.5	$189.7	$173.6
Advertising	15.7	15.7	18.0
Facilities operations	12.7	12.0	10.6
Professional fees	7.5	7.3	7.7
Credit card fees	7.1	7.7	7.4
Depreciation and amortization	9.0	8.1	7.1
Bad debts	0.6	0.8	1.1
Other, net	9.4	10.6	8.1
Total	$262.5	$251.9	$233.6
Percentage of net sales	10.2%	10.2%	10.5%

Personnel costs increased in 2015 compared to 2014 due to investments in our sales force and solution sales support, in addition to increased variable compensation associated with higher gross profits.  Facilities operations increased year over year in 2015 due to the mid-year opening of our new distribution center, as lease expense for the previous facilities continued through the end of 2015.  We will not incur any lease expense in 2016 for the previous facilities.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales increased by 4.5% to $2,574.0 million in 2015 from $2,463.3 million in 2014.  Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2015		2014
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$1,040.6	40.5%	$1,037.6	42.1%	0.3%
Large Account	961.0	37.3	850.8	34.5	13.0
Public Sector	572.4	22.2	574.9	23.4	(0.4)
Total	$2,574.0	100.0%	$2,463.3	100.0%	4.5%
Gross Profit:
SMB	$161.3	15.5%	$156.6	15.1%	3.0%
Large Account	115.0	12.0	104.2	12.2	10.5
Public Sector	64.7	11.3	62.6	10.9	3.3
Total	$341.0	13.2%	$323.4	13.1%	5.5%

•

Net sales for the SMB segment increased slightly due to higher notebooks/mobility sales.  Sales of desktops in 2014 were high due to the expiration of support for Windows XP software in April 2014.  Increased sales of notebooks/mobility, servers/storage, and net/com products for this segment offset the year-over-year decline in desktops.

•

Net sales for the Large Account segment increased due to our focus on growing advanced solution sales including software and servers/storage products.  Software and servers/storage product sales for this segment increased year over year by 27% and 14%, respectively, due to our investment in technical solution engineers and the completion of large software deals.  Servers sales increased in part due to the expiration in July 2015 of support for Windows Server 2003 software.

•

Net sales to the Public Sector segment decreased by 0.4% or $2.5 million.  Sales to the federal government increased by 8.7% due to higher sales made under federal government contracts, while state and local government and educational institutions decreased by 4.0% due to lower sales to K-12 customers.  Sales of notebooks/mobility increased in this segment, offset by decreased sales of net/com products.

Gross profit for 2015 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to an increase in net sales and gross margin.  Gross margin increased year over year due to higher invoice selling margins (29 basis points) realized on increased sales of higher-margin net/com and storage products, as well as an increase in vendor early-payment discounts (9 basis points).

•

Gross profit for the Large Account segment increased due to higher net sales.  Gross margin decreased due to lower invoice selling margins (41 basis points) associated with increased sales of lower-margin notebooks/mobility products, offset by higher agency revenues (16 basis points).  We receive agency fees from suppliers for certain software and hardware sales which are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin.

•	Gross profit for the Public Sector segment increased despite lower net sales. Invoice selling margins increased by 45 basis points due to increased demand for higher margin products such as software.

Selling, general and administrative expenses in 2015 increased in dollars and remained unchanged as a percentage of net sales compared to the prior year.  SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2015		2014
		% of Net		% of Net	%

	Amount	Sales	Amount	Sales	Change
SMB	$118.4	11.4%	$117.0	11.3%	1.2%
Large Account	73.9	7.7	64.9	7.6	13.7
Public Sector	57.8	10.1	59.0	10.3	(2.0)
Headquarters/Other, unallocated	12.4		11.0		12.7
Total	$262.5	10.2%	$251.9	10.2%	4.2%

•

SG&A expenses for the SMB segment increased slightly in dollars and as a percentage of net sales.  Both increased due to incremental variable compensation associated with higher gross profits and greater usage of Headquarter services, but were partially offset by reduced advertising expense.  The increase in Headquarter services was partly related to additional technical and engineering support provided to the SMB segment.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to investments in solution sales and services, incremental variable compensation associated with higher gross profits, and higher usage of Headquarter services.  The increase in Headquarter services was partly related to additional technical and engineering support provided to the Large Account segment.

•	SG&A expenses for the Public Sector segment decreased in dollars and as a percentage of net sales due to a reduction in advertising expense and credit card fees.

•

SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated personnel and other related costs, including higher executive management oversight costs associated with our improved operating results in 2015.  The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management.  Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations increased by $7.1 million to $78.6 million in 2015, from $71.5 million in 2014.  Income from operations as a percentage of net sales increased to 3.0% for 2015 from 2.9% in 2014.  The increase in operating income resulted primarily from an increase in net sales.

Income taxes.  Our effective tax rate was 40.3% for the year ended December 31, 2015, compared to 40.2% for the year ended December 31, 2014.  Our tax rate will vary based on income apportionment to certain jurisdictions, valuation reserves, and accounting for uncertain tax positions.  However, we do not expect these variations to be significant in 2016.

Net income increased by $4.1 million to $46.8 million in 2015 from $42.7 million in 2014, principally due to the increase in operating income.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales increased by 10.9% to $2,463.3 million in 2014 from $2,221.6 million in 2013.  Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2014		2013
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$1,037.6	42.1%	$952.7	42.9%	8.9%
Large Account	850.8	34.5	793.7	35.7	7.2
Public Sector	574.9	23.4	475.2	21.4	21.0
Total	$2,463.3	100.0%	$2,221.6	100.0%	10.9%
Gross Profit:
SMB	$156.6	15.1%	$147.0	15.4%	6.5%
Large Account	104.2	12.2	91.7	11.5	13.7
Public Sector	62.6	10.9	54.3	11.4	15.4
Total	$323.4	13.1%	$293.0	13.2%	10.4%

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

Gross profit for 2014 increased year over year in dollars, but decreased as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to an increase in net sales.  Gross margin decreased year over year due to lower invoice selling margins (42 basis points) realized on increased sales of lower-margin desktops and notebooks but was partially offset by higher agency revenues (7 basis points) that have no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.  We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $10.0 to $12.0 million and payments on leases and other contractual obligations of approximately $3.5 million.  We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software.  While we have not finalized our decisions regarding the areas of future investment in our IT infrastructure, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next two to four years.

We expect to meet our cash requirements for 2016 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2015, we had $80.2 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.  As of December 31, 2015, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017.  Accordingly, our entire line of credit was available for borrowing at December 31, 2015.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.  While we do not anticipate needing any additional sources of financing to fund our operations at this time, if demand for IT products declines, our cash flows from operations may be substantially affected.  See also related risks listed under “Item 1A.  Risk Factors.”

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2015	2014	2013

Net cash provided by operating activities	$30.9	$35.4	$19.6
Net cash used for investing activities	(12.8)	(7.6)	(7.6)
Net cash provided by (used for) financing activities	1.2	(9.4)	(9.4)
Increase in cash and cash equivalents	$19.3	$18.4	$2.6

Cash provided by operating activities totaled $30.9 million in 2015.  Operating cash flow in 2015 resulted primarily from net income before depreciation and amortization and an increase in accounts payable offset partially by increases in accounts receivable and inventory.  Accounts receivable increased year over year by $64.2 million primarily due to the timing of sales at the end of 2015.  Days sales outstanding increased to 44 days at December 31, 2015, from 40 days at December 31, 2014.  Inventory increased year over year by $11.9 million in 2015 due primarily to an increase in purchases made to address increased future demand. Inventory days, which is the measure of the average number of days goods remain in inventory before being sold, increased from 15 days at December 31, 2014,  to 16 days at December 31, 2015.  Operating cash in 2014 was primarily generated by net income before depreciation and amortization partially offset by increases in accounts receivable and inventory.  Operating cash in 2013 was primarily generated by net income before depreciation and amortization partially offset by increases in accounts receivable and inventory.

At December 31, 2015, we had $166.5 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be financed by cash flows from operations or short-term borrowings under the line of credit.  This amount includes $23.0 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased $5.2 million in 2015, compared to 2014.  Cash used to purchase property and equipment less proceeds from the sale of equipment amounted to $12.3 million in 2015, compared to $7.6 million in 2014 and 2013, respectively.  These expenditures were primarily related to capitalized internally-developed software in connection with the investments in our IT infrastructure, and in 2015, included our investment in a distribution center.

Cash provided by financing activities increased $10.6 million in 2015, compared to 2014.    Cash provided by financing activities in 2015 related primarily to proceeds of $0.9 million from the issuance of stock under our employee stock purchase plan. Financing uses of cash included dividends of $10.5 million in 2014 and 2013, respectively.  In addition, our 2013 financing uses of cash included repayment of our capital lease obligations.  In January 2016, the Company paid a dividend of $10.6 million which was declared in December 2015.

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

Bank Line of Credit.  Our bank line of credit extends until February 2017 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.50% at December 31, 2015).  The one-month LIBOR rate at December 31, 2015 was 0.43%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  We did not have any borrowings under the credit facility during the year ended December 31, 2015.

Cash receipts are automatically applied against any outstanding borrowings.  Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments.  Borrowings under the line of credit are classified as current.  At December 31, 2015, the entire $50.0 million facility was available for borrowing.

Trade Credit Agreements.  We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions.  Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $65.0 million, any outstanding financing must be fully secured by available inventory.  We do not pay any interest or discount fees on such inventory.  The related costs are borne by the suppliers as an incentive for us to purchase their products.  Amounts outstanding under such facilities, which equaled $23.0 million in the aggregate as of December 31, 2015, are recorded in accounts payable.  The inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations.  The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2015 (in thousands):

	Payments Due By Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Operating lease obligations (1)	$17,137	3,615	6,346	2,623	4,553

(1)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $2.1 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above.  See Note 8 to the Consolidated Financial Statements for a discussion on income taxes.

Operating Leases.  We lease facilities from our principal stockholders and facilities from third parties under non-cancelable operating leases.  Certain leases require us to pay real estate taxes, insurance, and common area maintenance charges.

Off-Balance Sheet Arrangements.  We do not have any other off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Factors Affecting Sources of Liquidity

Internally Generated Funds.  The key factors affecting our internally generated funds are our ability to manage costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit.  Our bank line of credit extends until February 2017 and is collateralized by our accounts receivable.  As of December 31, 2015, the entire $50.0 million facility was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  We did not have any outstanding borrowings under the credit facility during the fourth quarter of 2015, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2015.  Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted).  Such amount was calculated at December 31, 2015, as $329.1 million, whereas our actual consolidated stockholders’ equity at this date was $392.5 million.

Trade Credit Agreements.  These agreements contain similar financial ratios and operational covenants and restrictions as those contained in our bank line of credit described above.  Such agreements also contain cross-default provisions whereby a default under the bank agreement would also constitute a default under these agreements.  Financing under these agreements is limited to the purchase of specific branded products from authorized suppliers, and amounts outstanding must be fully collateralized by inventories of those products on hand.  The net amount outstanding under such agreements as of December 31, 2015 was $23.0 million.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise.  Revenue is recognized at delivery and a reserve for sales returns is recorded.  We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses.  At December 31, 2015, we recorded sales reserves of $3.2 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.  At December 31, 2014, we recorded sales reserves of $3.2 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $24.2 million, $25.7 million, and $20.6 million for the years ended December 31, 2015,  2014, and 2013, respectively.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions.  If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income.  Our trade receivables are charged off in the period in which they are deemed uncollectible.  Recoveries of trade receivables previously charged are recorded when received.  Write offs of customer and vendor receivables totaled $1.0 million in 2015, and $1.5 million in 2014.

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

Value of Goodwill and Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheet.  These are all currently classified as held for use.  These include property and equipment, identifiable intangibles, and goodwill.  An impairment review is undertaken on (1) an annual basis for goodwill and an indefinite-lived intangible; and (2) on an event-driven basis for all long-lived assets when facts and circumstances suggest that cash flows from such assets may be diminished.  We have historically reviewed the carrying value of all these assets based partly on our projections of anticipated cash flows.  These projections are, in part, dependent upon anticipated market conditions, operational performance, and legal status.  Any impairment charge that is recorded negatively impacts our earnings.  Cash flows are generally not impacted by an impairment charge.

We complete our annual impairment test of goodwill and the indefinite-lived domain name on the first day of each year.  The two-step quantitative test for goodwill requires, under the first step, that we determine the fair value of the reporting unit holding goodwill and compare it to the reporting unit’s carrying value.  We determine the fair value of a reporting unit by preparing a discounted cash flow analysis using projections of the reporting unit’s future operating results, as well as consideration of market valuation approaches.

Our Large Account segment holds $51.3 million of goodwill.  We concluded that the fair value of the Large Account reporting unit and the domain name each were significantly in excess of its respective carrying value, and accordingly we did not identify any impairment in 2015.  While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying value of those remaining assets in our Large Account segment.  Please see Note 2, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our discounted cash flow analysis.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.  In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate.  We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.  Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable.  We did not have any borrowings against our line of credit during the year ended December 31, 2015.    Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not applicable.

Item 8.  Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report,  the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework  (2013).

Based on our assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2015.  This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 3, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 3, 2016

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the quarter ended December 31, 2015, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 3  of Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 25, 2016 (the “Proxy Statement”) is incorporated herein by reference.  We anticipate filing the Proxy Statement within 120 days after December 31, 2015.  With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

(a)List of Documents Filed as Part of this Report:

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

(b)Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.1(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.2(11)	Amended and Restated Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2(4)*	Amended and Restated 1997 Stock Incentive Plan.
10.3(23)*	Amended and Restated 2007 Stock Incentive Plan, as amended.
10.4(25)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.5(10)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.
10.6(10)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.
10.7(17)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.8(17)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.9(19)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.
10.10(21)*	Executive Bonus Plan, as amended.
10.11(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.12(13)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.
10.13(7)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
10.14(7)

Guaranty, dated as of November 14, 2002, entered into by Registrant in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.15(7)

Guaranty, dated as of November 14, 2002, entered into by PC Connection Sales Corporation in connection with the Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.

10.16(7)

Acknowledgement, Waiver, and Amendment to Agreement for Inventory Financing, dated as of November 25, 2003, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit LLC.

10.17(9)

Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.18(9)

Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.19(20)

Fourth Amendment, dated May 11, 2006, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.20(20)

Fifth Amendment, dated September 19, 2010, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.21(20)	Sixth Amendment, dated January 10, 2012, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.
10.22(18)

Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.23(8)	Bill of Sale, dated October 21, 2005, between PC Connection, Inc. and IBM Credit, LLC.

10.24(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.
10.25(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.26(16)	Amendment No. 2 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.27(22)	Amendment No. 3, dated May 9, 2014, to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.28(14)	Lease between the Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located at Merrimack, New Hampshire.
10.29(24)	Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3188 Progress Way, Building 11, Wilmington, Ohio.
10.30(3)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.
10.31(3)

First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.32(3)

Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.33(3)

Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.34(6)

Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.35(9)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.36(15)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.37(19)	Seventh Amendment, dated May 21, 2012, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Senior Vice President, Treasurer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Label Linkbase Document.
101.PRE **	XBRL Taxonomy Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.

(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(4)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(5)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(8)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on October 27, 2005.
(9)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 30, 2006.
(10)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 10, 2007.
(11)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(12)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 14, 2008.
(13)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 12, 2008.
(14)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 11, 2008.
(15)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2008.
(16)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 16, 2009.
(17)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2010.
(18)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on February 28, 2012.
(19)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 8, 2012.
(20)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 4, 2013.
(21)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 29, 2013.
(22)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 9, 2014.
(23)	Incorporated by reference from exhibits filed with the Company's current report on Form 8-K, filed on May 27, 2014.
(24)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 31, 2014.
(25)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 21, 2015.

*     Management contract or compensatory plan or arrangement.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015,  2014,  and 2013,  (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015,  2014, and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015,  2014, and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 3, 2016
	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY MCGRATH
Timothy McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2016

/s/ JOSEPH DRISCOLL
Joseph Driscoll	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2016

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	March 3, 2016

/s/ JOSEPH BAUTE
Joseph Baute	Vice Chairman of the Board	March 3, 2016

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	March 3, 2016

/s/ BARBARA DUCKETT
Barbara Duckett	Director	March 3, 2016

/s/ DAVID HALL
David Hall	Director	March 3, 2016

/s/ DONALD WEATHERSON
Donald Weatherson	Director	March 3, 2016

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 3, 2016

;PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$80,188	$60,909
Accounts receivable, net	356,145	293,027
Inventories	102,780	90,917
Deferred income taxes	7,909	7,749
Prepaid expenses and other current assets	4,254	5,332
Income taxes receivable	1,575	212
Total current assets	552,851	458,146
Property and equipment, net	32,227	27,861
Goodwill	51,276	51,276
Other intangibles, net	1,668	1,953
Other assets	1,052	724
Total Assets	$639,074	$539,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$166,516	$124,893
Accrued expenses and other liabilities	36,207	22,011
Accrued payroll	19,280	17,793
Total current liabilities	222,003	164,697
Deferred income taxes	21,615	18,803
Other liabilities	3,005	2,452
Total Liabilities	246,623	185,952
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	─	─
Common Stock, $.01 par value, 100,000 shares authorized, 28,353 and 28,199 issued, 26,498 and 26,343 outstanding at December 31, 2015 and 2014, respectively	284	282
Additional paid-in capital	109,161	106,956
Retained earnings	298,868	262,632
Treasury stock at cost, 1,856 shares at December 31, 2015 and 2014	(15,862)	(15,862)
Total Stockholders’ Equity	392,451	354,008
Total Liabilities and Stockholders’ Equity	$639,074	$539,960

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net sales	$2,573,973	$2,463,339	$2,221,638
Cost of sales	2,232,954	2,139,950	1,928,638
Gross profit	341,019	323,389	293,000
Selling, general and administrative expenses	262,465	251,935	233,604
Income from operations	78,554	71,454	59,396
Interest expense	(87)	(86)	(149)
Income before taxes	78,467	71,368	59,247
Income tax provision	(31,640)	(28,687)	(23,565)
Net income	$46,827	$42,681	$35,682

Earnings per common share:
Basic	$1.77	$1.63	$1.37
Diluted	$1.76	$1.61	$1.35

Shares used in computation of earnings per common share:
Basic	26,398	26,246	26,120
Diluted	26,616	26,512	26,387

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - January 1, 2013	27,772	$278	$101,735	$205,271	(1,885)	$(15,981)	$291,303
Issuance of common stock under stock incentive plans	225	2	1,777	─	─	─	1,779
Issuance of common stock under Employee Stock Purchase Plan	33	1	590	─	─	─	591
Stock-based compensation expense	─	─	958	─	─	─	958
Nonvested stock awards	26	─	(403)	─	48	403	─
Shares withheld for taxes paid on stock awards	─	─	(293)	─	(19)	(284)	(577)
Tax benefit from stock-based compensation	─	─	568	─	─	─	568
Dividend payment	─	─	─	(10,475)	─	─	(10,475)
Net income	─	─	─	35,682	─	─	35,682
Balance - December 31, 2013	28,056	281	104,932	230,478	(1,856)	(15,862)	319,829
Issuance of common stock under stock incentive plans	49	─	356	─	─	─	356
Issuance of common stock under Employee Stock Purchase Plan	35	─	753	─	─	─	753
Stock-based compensation expense	─	─	929	─	─	─	929
Nonvested stock awards	59	1	(1)	─	─	─	─
Shares withheld for taxes paid on stock awards	─	─	(578)	─	─	─	(578)
Tax benefit from stock-based compensation	─	─	565	─	─	─	565
Dividend payment	─	─	─	(10,527)	─	─	(10,527)
Net income	─	─	─	42,681	─	─	42,681
Balance - December 31, 2014	28,199	282	106,956	262,632	(1,856)	(15,862)	354,008
Issuance of common stock under stock incentive plans	41	1	436	—	—	—	437
Issuance of common stock under Employee Stock Purchase Plan	39	—	875	—	—	—	875
Stock-based compensation expense	—	—	994	—	—	—	994
Nonvested stock awards	74	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(660)	—	—	—	(660)
Tax benefit from stock-based compensation	—	—	561	—	—	—	561
Dividend declaration	—	—	—	(10,591)	—	—	(10,591)
Net income	—	—	—	46,827	—	—	46,827
Balance - December 31, 2015	28,353	$284	$109,161	$298,868	(1,856)	$(15,862)	$392,451

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$46,827	$42,681	$35,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,961	8,092	7,089
Provision for doubtful accounts	1,097	1,383	1,078
Deferred income taxes	2,652	1,212	4,578
Stock-based compensation expense	994	929	958
Loss on disposal of fixed assets	44	14	5
Excess tax benefit from exercise of equity awards	(552)	(556)	(260)
Changes in assets and liabilities:
Accounts receivable	(64,215)	(11,359)	(16,819)
Inventories	(11,863)	(11,776)	(9,504)
Prepaid expenses and other current assets	(285)	1,829	(3,005)
Other non-current assets	(328)	(4)	(6)
Accounts payable	41,324	202	(1,371)
Accrued expenses and other liabilities	6,206	2,751	1,231
Net cash provided by operating activities	30,862	35,398	19,656
Cash Flows from Investing Activities:
Purchases of property and equipment	(12,337)	(7,609)	(7,607)
Purchase of intangible asset	(450)	—	—
Proceeds from sale of equipment	—	13	2
Net cash used for investing activities	(12,787)	(7,596)	(7,605)
Cash Flows from Financing Activities:
Dividend payment	—	(10,527)	(10,475)
Issuance of stock under Employee Stock Purchase Plan	875	753	591
Excess tax benefit from exercise of equity awards	552	556	260
Exercise of stock options	437	356	1,779
Payment of payroll taxes on stock-based compensation through shares withheld	(660)	(578)	(577)
Repayment of capital lease obligation to affiliate	—	─	(989)
Net cash provided by (used for) financing activities	1,204	(9,440)	(9,411)
Increase in cash and cash equivalents	19,279	18,362	2,640
Cash and cash equivalents, beginning of year	60,909	42,547	39,907
Cash and cash equivalents, end of year	$80,188	$60,909	$42,547
Non-cash Investing and Financing Activities:
Dividend declaration	$10,591	$—	$—
Accrued capital expenditures	504	205	335
Issuance of nonvested stock	—	─	403
Supplemental Cash Flow Information:
Income taxes paid	$30,371	$24,219	$20,891
Interest paid	—	─	101

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise.  Revenue is recognized at delivery and a reserve for sales returns is recorded.  We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses.   At December 31, 2015, we recorded sales reserves of $3,235 and $178 as components of accounts receivable and accrued expenses, respectively.  At December 31, 2014, we recorded sales reserves of $3,223 and $205 as components of accounts receivable and accrued expenses, respectively.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $24,158,  $25,696, and $20,570 for the years ended December 31, 2015,  2014, and 2013, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.  The carrying value of our cash equivalents approximates fair value.  The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days.  All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents.  Amounts due from banks for credit card transactions classified as cash equivalents totaled $6,786 and $3,863 at December 31, 2015 and 2014, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer creditworthiness.  We maintain an allowance for estimated doubtful accounts based on our historical experience and the customer credit issues identified.  Our customers do not post collateral for open accounts receivable.  We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure.  Trade receivables are written off in the period in which they are deemed uncollectible.  Recoveries of trade receivables previously charged are recorded when received.

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

Vendor Consideration

We receive funding from merchandise vendors for price protections, discounts, product rebates, and other programs.  These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable.  Allowances for product rebates that require certain volumes of product sales or purchases are recorded as the related milestones are probable of being met.

Advertising Costs and Vendor Consideration

Costs of producing and distributing catalogs are charged to expense in the period in which the catalogs are first circulated.  Other advertising costs are expensed as incurred.

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising consideration.  This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against SG&A expenses.  Advertising consideration that cannot be associated with a specific program or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales or inventory.  Our vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, we classify substantially all vendor consideration as a reduction of cost of sales or inventory rather than a reduction of advertising expense.  Advertising expense, which is classified as a component of SG&A expenses, totaled $15,689, $15,767, and $18,019, for the years ended December 31, 2015,  2014, and 2013, respectively.

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

Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill, which is not subject to amortization; (2) an internet domain name, which is an indefinite-lived intangible not subject to amortization; and (3) amortizing intangibles, which consist of customer lists, trade names, and certain technology licensing agreements, which are being amortized over their useful lives.

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

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base.  No single customer accounted for more than 2% of total net sales in 2015,  2014, and 2013.  While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government as a percentage of total net sales were 6.7%, 6.5%, and 6.4% in 2015,  2014, and 2013, respectively.

Product purchases from Ingram Micro, Inc. (“Ingram”), our largest supplier, accounted for approximately 21%, 25%, and 24% of our total product purchases in 2015,  2014, and 2013, respectively.    Purchases from Synnex Corporation (“Synnex”) comprised 15%, 13%, and 12% of our total product purchases in 2015, 2014, and 2013, respectively.  Purchases from Tech Data Corporation (“Tech Data”) comprised 8% of our product purchases in 2015 and 2014, respectively, and 10% in 2013.  No other vendor supplied more than 10% of our total product purchases in 2015,  2014,  or 2013.  We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram, Synnex,  and Tech Data are available to us.

Products manufactured by HP represented 22%  of our net sales in 2015 and 2014, respectively, and 25% in 2013.    We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2015	2014	2013
Numerator:
Net income	$46,827	$42,681	$35,682
Denominator:
Denominator for basic earnings per share	26,398	26,246	26,120
Dilutive effect of employee stock awards	218	266	267
Denominator for diluted earnings per share	26,616	26,512	26,387
Earnings per share:
Basic	$1.77	$1.63	$1.37
Diluted	$1.76	$1.61	$1.35

For the years ended December 31, 2015,  2014, and 2013,  the following outstanding nonvested stock units and stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	2015	2014	2013
Employee stock awards	—	98	162

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill and intangible assets with indefinite lives are subject to an annual impairment test and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value.  For goodwill, a two-step quantitative test is performed at a reporting unit level which requires, under the first step, that the fair value of a reporting unit is determined and compared to the reporting unit’s carrying value, including goodwill.  To assess the fair value of a reporting unit, both income and market valuation approaches are used.  If the fair value is determined to be less than the carrying value, the second step is performed to measure the amount of the impairment.

Our annual impairment test of an indefinite-lived domain name and goodwill is set as of the first day of the year.  Goodwill is held by our Large Account reporting unit. The fair value of the domain name and the Large Account reporting unit each substantially exceeded the respective carrying value, and accordingly, an impairment was not identified in the annual test.  We also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying values of the reporting unit or the domain name were in excess of the respective fair values during the year ended December 31, 2015.

To determine the fair value of our reporting unit, we considered operating results and future projections, as well as changes in the Company’s overall market capitalization, in addition to the market capitalization of our competitors.    The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates.  Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends.  The discount rate used is a "market participant" weighted average cost of capital ("WACC").  For our computation of fair value as of January 1, 2015, we used a WACC rate of 11.9%, and estimated terminal growth rate at 5.0% and working capital requirements at 7.5% of revenues.  There were no changes in the carrying amounts of goodwill during each of the years ended December 31, 2015 and 2014.  The carrying amount of goodwill for the periods presented is detailed below:

	SMB	Large Account	Public Sector	Total
Goodwill, gross	$1,173	$51,276	$7,634	$60,083
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$—	$51,276	$—	$51,276

Intangible Assets

At December 31, 2015, our intangible assets included a domain name that was purchased in October 2015 for $450, which has an indefinite life and is not subject to amortization.  Our intangible assets, which are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets, and the related accumulated amortization, are detailed below:

		December 31, 2015			December 31, 2014
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer List	8	$3,400	$2,499	$901	$3,400	$2,037	$1,363
Tradename	5	1,190	873	317	1,190	635	555
License Agreements	5	—	—	—	800	765	35
Total Intangible Assets		$4,590	$3,372	$1,218	$5,390	$3,437	$1,953

In 2015, 2014, and 2013, we recorded amortization expense of $735,  $901, and $903, respectively.  The estimated amortization expense relating to intangible assets in each of the four succeeding years is as follows:

For the Years Ended December 31,
2016	$599
2017	362
2018	221
2019	36
$1,218

3.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2015	2014
Trade	$328,319	$276,593
Vendor returns, consideration and other	33,064	21,597
Due from employees	155	183
Due from affiliates	61	12
Total Gross Accounts Receivable	361,599	298,385
Allowances for:
Sales returns	(3,235)	(3,223)
Doubtful accounts	(2,219)	(2,135)
Accounts Receivable, net	$356,145	$293,027

4.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2015	2014
Computer software, including licenses and internally-developed software	$61,468	$63,721
Furniture and equipment	28,663	25,886
Leasehold improvements	8,124	7,611
Total	98,255	97,218
Accumulated depreciation and amortization	(66,028)	(69,357)
Property and equipment, net	$32,227	$27,861

We recorded depreciation and amortization expense for property and equipment of $8,226,  $7,191, and $6,186 in 2015,  2014, and 2013, respectively.

5.    BANK BORROWINGS

 We have a $50,000 credit facility collateralized by our receivables that expires February 24, 2017.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.50%  at  December 31, 2015).  The one-month LIBOR rate at December 31, 2015 was 0.43%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had no outstanding bank borrowings in 2015 or 2014, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

6.    TRADE CREDIT AGREEMENTS

At December 31, 2015 and 2014,  we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $65,000.  The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions.  We do not pay any interest or discount fees on such inventory.  At December 31, 2015 and 2014, accounts payable included $23,044 and $17,638, respectively, owed to these financial institutions.

7.    STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”).  Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series.  Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board.  There were no preferred shares outstanding at December 31, 2015 or 2014.

Share Repurchase Authorization

In 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock.  We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We  did not repurchase any shares in 2013, 2014 or 2015.  As of December 31, 2015, we have repurchased an aggregate of 1,682 shares for $12,233 under our repurchase program, and the maximum approximate dollar value of shares that may yet be purchased under this program is $2,767.  In 2013, we issued nonvested shares from treasury stock and reflected, upon the vesting of such shares, the net remaining balance of treasury stock on the consolidated balance sheet.  In addition, we withheld shares upon the vesting of nonvested stock to satisfy related employee tax obligations.  Such transactions were recognized as a repurchase of common stock and returned to treasury but did not apply against authorized repurchase limits under our Board of Directors’ authorization.

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

Dividend Payments

The following table summarizes our special cash dividends declared in the three years ended December 31, 2015:

	2015	2014	2013
Dividend per share	$0.40	$0.40	$0.40
Stockholder record date	12/29/2015	12/01/2014	12/12/2013
Total dividend	$10,591	$10,527	$10,475

The 2015 dividend was paid in January 2016 and was included in accrued expenses and other liabilities at December 31, 2015.  The 2014 and 2013 dividends were paid in 2014 and 2013, respectively.  We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In November 1997, the Board adopted and our stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”).  Under the terms of the 1997 Plan, we were authorized, for a ten-year period, to grant stock options, nonvested stock, and other stock-based awards.  The 1997 Plan expired in November 2007.  Under such plan, options to purchase 118 shares remain outstanding as of December 31, 2015.

In 2007, the Board adopted and our stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”).  In May 2014, our stockholders approved an amendment to the 2007 Plan, and as amended, the 2007 Plan authorizes the issuance of 1,600 shares of common stock.  Under the terms of the 2007 Plan, we are authorized, for a ten-year period to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants.  As of December 31, 2015, there were 155 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and our stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”).  The Purchase Plan authorizes the issuance of common stock to participating employees.  Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period.  An aggregate of 1,138 shares of common stock has been reserved for issuance under the Purchase Plan, of which 1,028 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed.  We value grants with multiple vesting periods as a single award, estimate expected forfeitures based upon historical patterns of employee turnover, and record share-based compensation as a component of SG&A expenses.  No equity awards were granted in 2015.  In 2014 and 2013, we granted nonvested stock units, and in previous years granted nonvested stock awards and stock options.

We employ the Black-Scholes option valuation model to assess the grant date fair value of each option grant.  The application of this model requires certain key input assumptions, including expected volatility, option term, and risk-free interest rates.  Expected volatility is based on the historical volatility of our common stock.  The expected term of an option grant is estimated using the historical exercise behavior of employees and directors.  The risk‑free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve that corresponds most closely to the stock option’s expected average life.

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2015:

	2015	2014	2013
Nonvested shares/units	$994	$946	$864
Stock options	—	(17)	94
Pre-tax compensation expense	994	929	958
Tax benefit	(398)	(355)	(329)
Net effect on net income	$596	$574	$629

We have historically settled stock option exercises with newly issued common shares.  The intrinsic value of options exercised in 2015, 2014, and 2013 was $553,  $732, and $1,610, respectively.  The following table sets forth our stock option activity for the year ended December 31, 2015:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding, January 1, 2015	210	$11.10	3.21	2,822
Exercised	(41)	10.64
Expired	(1)	5.38
Outstanding, December 31, 2015	168	$11.24	2.39	$1,911
Vested and expected to vest	168	$11.24	2.39	$1,911

In 2014 and 2013, we issued nonvested stock units that settle in stock and vest over periods up to eleven years.    No awards were issued in 2015.  Recipients of nonvested stock units do not possess stockholder rights.  The fair value of nonvested stock units is based on the end of day market value of our common stock on the grant date.  The following table summarizes our nonvested stock unit activity in 2015:

	Nonvested Stock Units
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2015	487	$15.26
Vested	(104)	10.89
Nonvested at December 31, 2015	383	16.45

The weighted-average grant-date fair value of nonvested stock units granted in 2014 and 2013 was $22.50 and $21.51, respectively.  The total fair value of nonvested stock units that vested in 2015, 2014, and 2013 was $2,287, $1,854,  and $768, respectively.  Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $5,452 as of December 31, 2015, and is expected to be recognized over a weighted-average period of approximately 6.6 years.

Stock Equivalent Units

We have also issued stock equivalent units, (“SEUs”), which settle in cash and vest ratably over four years.  The fair value of these liability awards is based on the closing market price of our common stock, and is remeasured at the end of each reporting period until the SEUs vest.  We report the compensation as a component of SG&A expense and the related liability as accrued payroll on the consolidated balance sheets.

	2015	2014	2013
Units issued	95	99	40
Compensation expense	$2,054	$1,428	$1,159

8.    INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$23,872	$22,612	$15,494
State	5,116	4,863	3,493
Total current	28,988	27,475	18,987
Deferred:
Federal	2,220	991	4,160
State	432	221	418
Total deferred	2,652	1,212	4,578
Net provision	$31,640	$28,687	$23,565

The components of the deferred taxes at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Provisions for doubtful accounts	$879	$843
Inventory costs capitalized for tax purposes	177	186
Inventory valuation reserves	652	503
Sales return reserves	190	163
Deductible expenses, primarily employee-benefit related	713	637
Accrued compensation	2,999	3,120
State tax contingency	235	298
Revenue deferral	797	799
Other	1,276	1,225
Compensation under non-statutory stock option agreements	565	691
State tax loss carryforwards	505	579
Federal benefit for uncertain state tax positions	641	649
Total gross deferred tax assets	9,629	9,693
Less: Valuation allowance	(383)	(313)
Net deferred tax assets	9,246	9,380

Deferred tax liabilities:
Goodwill and other intangibles	(15,868)	(14,379)
Property and equipment	(7,084)	(6,055)
Total gross deferred tax liabilities	(22,952)	(20,434)
Net deferred tax liability	$(13,706)	$(11,054)

Current deferred tax assets	$7,909	$7,749
Noncurrent deferred tax liability	(21,615)	(18,803)
Net deferred tax liability	$(13,706)	$(11,054)

We have state net operating loss carryforwards aggregating $777 at December 31, 2015 representing state tax benefits, net of federal taxes, of approximately $505.  These loss carryforwards are subject to between five,  fifteen, and twenty-year carryforward periods, with $8 expiring after 2017,  $6  expiring after 2018,  $5  expiring after 2019,  $1 expiring after 2020 and $757  expiring beyond 2021.  We have provided valuation allowances of $383  and $313 at December 31, 2015 and 2014 respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that we believe are not likely to be realized.  The net change in the total valuation allowance reflects a $70 and $64 increase in 2015 and 2014, respectively, and  a $42 decrease in 2013.  The valuation allowance was increased in 2015 and 2014 to offset the corresponding increase to the deferred tax asset associated with state net operating loss carryforwards and was reduced in 2013 for the utilization and expiration of state net operating loss carryforwards.

A reconciliation of our 2015,  2014, and 2013 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2015	2014	2013
Federal income taxes, at statutory tax rate	$27,463	$24,979	$20,736
State income taxes, net of federal benefit	3,962	3,459	2,467
Nondeductible expenses	538	503	420
Other–net	(323)	(254)	(58)
Tax provision	$31,640	$28,687	$23,565

We file one consolidated U.S. Federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions.  The Internal Revenue Service has completed its review of the income tax return for the 2012 tax year with no changes to the reported tax.  The tax years 2011-2014 remain open to examination by the major state taxing jurisdictions in which we file.  The tax years 2013-2014 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2015,  2014, and 2013, is as follows:

	2015	2014	2013
Balance at January 1,	$892	$1,008	$1,084
Additions on tax positions of prior years	106	—	—
Lapses of applicable statute of limitations	(129)	(116)	(76)
Balance at December 31,	$869	$892	$1,008

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits.  During the years ended December 31, 2015,  2014, and 2013, we recognized interest and penalties totaling $110,  $80, and $81, respectively.  At December 31, 2015 and 2014, accrued interest aggregated $967 and $966, respectively, and accrued penalties aggregated $218 and $224, respectively.  As of December 31, 2015 and 2014,  all unrecognized tax benefits and the related interest and penalties, if recognized, would favorably affect our effective tax rate.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statutes of limitations, or other reasons in the next twelve months.

9.    EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees.  No contributions to the profit-sharing element of the plan were made by us in 2015, 2014, or 2013.  We made matching contributions to the employee savings element of such plan of $2,034,  $1,873, and $1,768 in 2015,  2014, and 2013, respectively.

10.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our corporate headquarters and an adjacent office facility from an entity controlled by our principal stockholders.  The five-year operating lease for our corporate headquarters ends November 30, 2018 and has an option to renew for an additional five-year term. The operating lease for the adjacent facility began in August 2008 and has a ten-year term with the option to renew for two additional two-year terms.  We also lease several other buildings from our principal stockholders on a month-to-month basis.  We believe that the above operating lease transactions were consummated on terms comparable to terms we could have obtained with unrelated third parties.

We entered into a ten-year lease for a new distribution center in Wilmington, Ohio on August 27, 2014.  The facility is located in the same office park as our previous distribution center. Effective, May 1, 2015, the lease granted us access to the facility and related lease expense began at that time.  In addition, we lease offices from unrelated parties with remaining terms of one to ten years.

Future aggregate minimum annual lease payments under these leases at December 31, 2015 are as follows:

Year Ended December 31,	Related Parties	Others	Total
2016	$1,501	$2,114	$3,615
2017	1,501	1,810	3,311
2018	1,293	1,742	3,035
2019	—	1,301	1,301
2020	—	1,322	1,322
2021 and thereafter	—	4,553	4,553

Total rent expense aggregated $4,904, $4,322, and $3,282 for the years ended December 31, 2015,  2014, and 2013, respectively, under the terms of the operating leases described above.  Such amounts included  $1,633, $1,639, and $372 in 2015,  2014, and 2013, respectively, paid to related parties.

Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business.  In the opinion of management, the outcome of such matters is not expected to have a material effect on our business, financial position, results of operations, or cash flows.

We have received direct claims of infringement of patents owned by third parties.  Many of these underlying claims have not yet been resolved, and the extent, if any, of the Company’s indemnification obligations have not been determined. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. In addition, some of the patents at issue are the subject of pending legal proceedings between the patent owners and one or more leading digital commerce companies, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against us or our customers. Our business could be materially adversely affected by any significant disputes between us and our customers as to intellectual property litigation to which we may become a party. Adverse results in these matters may include awards of substantial monetary damages, costly licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm our business. As of December 31, 2015 and 2014, the Company has not made an accrual related to these matters.

We record a liability when we believe that a loss is both probable and reasonably estimable. On a quarterly basis, we review each of these legal proceedings to determine whether it is probable, reasonably possible, or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of such loss. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. We expense legal fees in the period in which they are incurred.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments.  A comprehensive multi‑state unclaimed property audit continues to be in progress, and total accruals for unclaimed property aggregated $1,698 and $1,850 at December 31, 2015 and 2014, respectively.  While management believes that known and estimated unclaimed property liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as formal assessments have not been finalized.  Additional liabilities for this or other audits could be assessed, and such outcomes could have a material negative impact on our financial position, results of operations, and cash flows.

11.    OTHER RELATED-PARTY TRANSACTIONS

As described in Note  10, we lease certain facilities from related parties.  Other related-party transactions include the transactions summarized below.  Related parties consist primarily of affiliated companies related to us through common ownership.

	2015	2014	2013
Revenue:
Sales of services to affiliated companies	$177	$118	$115

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

Net sales presented below exclude inter-segment product revenues.  Segment information applicable to our reportable operating segments for the years ended December 31, 2015,  2014, and 2013 is shown below:

	Years Ended December 31,

	2015	2014	2013
Net sales:
SMB	$1,040,586	$1,037,620	$952,785
Large Account	961,013	850,796	793,686
Public Sector	572,374	574,923	475,167
Total net sales	$2,573,973	$2,463,339	$2,221,638
Operating income (loss):
SMB	$42,855	$39,608	$31,635
Large Account	41,234	39,229	31,667
Public Sector	6,879	3,621	3,415
Headquarters/Other	(12,414)	(11,004)	(7,321)
Total operating income	78,554	71,454	59,396
Interest expense	(87)	(86)	(149)
Income before taxes	$78,467	$71,368	$59,247
Selected operating expense:
Depreciation and amortization:
SMB	$24	$5	$5
Large Account	1,297	1,368	2,079
Public Sector	156	124	174
Headquarters/Other	7,484	6,595	4,831
Total depreciation and amortization	$8,961	$8,092	$7,089
Total assets:
SMB	$207,147	$186,534
Large Account	320,633	250,470
Public Sector	73,374	63,239
Headquarters/Other	37,920	39,717
Total assets	$639,074	$539,960

The assets of our operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles.  Goodwill of $51,276 is held by our Large Account segment for the years ended December 31, 2015 and 2014.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment.  Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $36,752 and $29,605 for the years ended December 31, 2015 and 2014, respectively.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Substantially, all of our sales in 2015,  2014, and 2013 were made to customers located in the United States.  Shipments to customers located in foreign countries were not more than 2% of total net sales in 2015,  2014, and 2013.  All of our assets at December 31, 2015 and 2014 were located in the United States.  Our primary target customers are SMBs, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts.  No single customer accounted for more than 2% of total net sales in 2015,  2014,  or 2013.   While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government were 6.7%,  6.5%, and 6.4% in 2015,  2014, and 2013, respectively.

13.     QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2015 and 2014.  This information has been prepared on the same basis as the annual financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document.  The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Net sales	$581,259	$627,622	$680,769	$684,323
Cost of sales	503,646	544,635	592,201	592,472
Gross profit	77,613	82,987	88,568	91,851
Selling, general and administrative expenses	63,434	63,364	66,707	68,960
Income from operations	14,179	19,623	21,861	22,891
Interest income/(expense), net	1	(39)	(29)	(20)
Income before taxes	14,180	19,584	21,832	22,871
Income tax provision	(5,596)	(7,955)	(8,831)	(9,258)
Net income	$8,584	$11,629	$13,001	$13,613
Earnings per common share:
Basic	$0.33	$0.44	$0.49	$0.51
Diluted	$0.32	$0.44	$0.49	$0.51
Weighted average common shares outstanding:
Basic	26,346	26,363	26,423	26,459
Diluted	26,593	26,616	26,622	26,632

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Net sales	$559,760	$633,244	$639,570	$630,765
Cost of sales	486,913	549,478	555,918	547,641
Gross profit	72,847	83,766	83,652	83,124
Selling, general and administrative expenses	61,101	64,564	63,235	63,035
Income from operations	11,746	19,202	20,417	20,089
Interest expense	(10)	(26)	(36)	(14)
Income before taxes	11,736	19,176	20,381	20,075
Income tax provision	(4,605)	(7,747)	(8,204)	(8,131)
Net income	$7,131	$11,429	$12,177	$11,944
Earnings per common share:
Basic	$0.27	$0.44	$0.46	$0.45
Diluted	$0.27	$0.43	$0.46	$0.45
Weighted average common shares outstanding:
Basic	26,202	26,206	26,266	26,311
Diluted	26,485	26,487	26,524	26,554

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2013	2,415	31,843	(31,198)	3,060
Year Ended December 31, 2014	3,060	32,882	(32,719)	3,223
Year Ended December 31, 2015	3,223	30,289	(30,277)	3,235

Allowance for Doubtful Accounts
Year Ended December 31, 2013	2,514	1,078	(1,327)	2,265
Year Ended December 31, 2014	2,265	1,383	(1,513)	2,135
Year Ended December 31, 2015	2,135	1,097	(1,013)	2,219

S-1