Form 10-Q
period 2016-03-31
PC CONNECTION INC
filed 2016-05-06
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-23827

PC CONNECTION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0513618
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

730 MILFORD ROAD,
MERRIMACK, NEW HAMPSHIRE	03054
(Address of principal executive offices)	(Zip Code)

(603) 683-2000
(Registrant's telephone number, including area code)

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of May 2, 2016 was 26,500,940.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$90,980	$80,188
Accounts receivable, net	288,306	356,145
Inventories	97,349	102,780
Deferred income taxes	—	7,909
Prepaid expenses and other current assets	5,131	4,254
Income taxes receivable	2,626	1,575
Total current assets	484,392	552,851
Property and equipment, net	32,113	32,227
Goodwill	51,276	51,276
Other intangibles, net	1,518	1,668
Other assets	1,180	1,052
Total Assets	$570,479	$639,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$114,231	$166,516
Accrued expenses and other liabilities	24,927	36,207
Accrued payroll	13,022	19,280
Total current liabilities	152,180	222,003
Deferred income taxes	13,740	21,615
Other liabilities	2,764	3,005
Total Liabilities	168,684	246,623
Stockholders’ Equity:
Common stock	284	284
Additional paid-in capital	109,442	109,161
Retained earnings	307,931	298,868
Treasury stock, at cost	(15,862)	(15,862)
Total Stockholders’ Equity	401,795	392,451
Total Liabilities and Stockholders’ Equity	$570,479	$639,074

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$572,394	$581,259
Cost of sales	490,201	503,646
Gross profit	82,193	77,613
Selling, general and administrative expenses	67,029	63,434
Income from operations	15,164	14,179
Interest/other income (expense), net	(14)	1
Income before taxes	15,150	14,180
Income tax provision	(6,087)	(5,596)
Net income	$9,063	$8,584

Earnings per common share:
Basic	$0.34	$0.33
Diluted	$0.34	$0.32

Shares used in computation of earnings per common share:
Basic	26,499	26,346
Diluted	26,671	26,593

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$9,063	$8,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,416	2,192
Stock-based compensation expense	289	238
Deferred income taxes	34	67
Excess tax benefit from exercise of equity awards	(32)	(59)
Provision for doubtful accounts	(103)	733
Changes in assets and liabilities:
Accounts receivable	67,942	7,443
Inventories	5,431	19,643
Prepaid expenses and other current assets	(1,928)	(2,957)
Other non-current assets	(128)	51
Accounts payable	(52,359)	(8,627)
Accrued expenses and other liabilities	(7,156)	(6,093)
Net cash provided by operating activities	23,469	21,215
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,078)	(2,278)
Net cash used for investing activities	(2,078)	(2,278)
Cash Flows from Financing Activities:
Dividend payment	(10,591)	—
Excess tax benefit from exercise of equity awards	32	59
Exercise of stock options	—	20
Payment of payroll taxes on stock-based compensation through shares withheld	(40)	(43)
Net cash (used for) provided by financing activities	(10,599)	36
Increase in cash and cash equivalents	10,792	18,973
Cash and cash equivalents, beginning of period	80,188	60,909
Cash and cash equivalents, end of period	$90,980	$79,882
Non-cash Investing and Financing Activities:
Accrued capital expenditures	$578	$149
Supplemental Cash Flow Information:
Income taxes paid	$7,638	$8,818

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”).  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through the date of issuance of these financial statements.  The operating results for the three months ended March 31, 2016 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of our pending adoption of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and deferred tax assets are required to be classified as non-current on the consolidated balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt ASU 2015-17 on January 1, 2016, prospectively, as permitted, and reclassified $7,909 of current deferred tax assets to non-current liabilities on the accompanying consolidated balance sheet at March 31, 2016. The prior reporting period was not retroactively adjusted. The adoption of the guidance had no impact on the Company’s condensed consolidated statements of income and comprehensive income.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. The Company is assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2016	2015
Numerator:
Net income	$9,063	$8,584
Denominator:
Denominator for basic earnings per share	26,499	26,346
Dilutive effect of employee stock awards	172	247
Denominator for diluted earnings per share	26,671	26,593
Earnings per share:
Basic	$0.34	$0.33
Diluted	$0.34	$0.32

For the three months ended March 31, 2016 and 2015, the following outstanding nonvested stock units were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended
March 31,	2016	2015
Employee stock based awards	$117	$—

Note 3–Segment and Related Disclosures

The internal reporting structure used by our chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments.  Our CODM evaluates operations and allocates resources based on a measure of operating income.

Our operations are organized under three reportable segments—the SMB segment, which serves primarily small- and medium-sized businesses; the Large Account segment, which serves primarily medium-to-large corporations; and the Public Sector segment, which serves primarily federal, state, and local governmental and educational institutions.  The Headquarters/Other group provides services in areas such as finance, human resources, information technology, marketing, and product management.  Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions.  We report these charges to the operating segments as “Allocations.”  Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Segment information applicable to our reportable operating segments for the three months ended March 31, 2016 and 2015 is shown below:

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net sales:
SMB	$261,246	$249,874
Large Account	200,109	209,459
Public Sector	111,039	121,926
Total net sales	$572,394	$581,259
Operating income (loss):
SMB	$11,321	$9,331
Large Account	7,190	8,475
Public Sector	(150)	(595)
Headquarters/Other	(3,197)	(3,032)
Total operating income	15,164	14,179
Interest expense	(14)	1
Income before taxes	$15,150	$14,180
Selected operating expense:
Depreciation and amortization:
SMB	$9	$5
Large Account	306	329
Public Sector	40	40
Headquarters/Other	2,061	1,818
Total depreciation and amortization	$2,416	$2,192
Total assets:
SMB	$213,807
Large Account	285,339
Public Sector	44,508
Headquarters/Other	26,825
Total assets	$570,479

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment.  Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $12,205 as of March 31, 2016.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

Note 4–Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business.  In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments.  A comprehensive multi‑state unclaimed property audit continues to be in progress.  While management believes that known and estimated unclaimed property liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, as not all formal assessments have been finalized.  Additional liabilities for this and other audits could be assessed, and such outcomes could have a material, negative impact on our financial position, results of operations, and cash flows.

Note 5–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our accounts receivable that expires February 24, 2017.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.50% at March 31, 2016).  The one-month LIBOR rate at March 31, 2016 was 0.43%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had no outstanding bank borrowings at March 31, 2016 or December 31, 2015, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At March 31, 2016 and December 31, 2015, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $65,000.  The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions.  We do not pay any interest or discount fees on such inventory.  At March 31, 2016 and December 31, 2015, accounts payable included $27,811 and $23,044, respectively, owed to these financial institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Statements contained or incorporated by reference in this Quarterly Report on Form 10‑Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” “seek,” “plan,” “intend,” or similar terms, variations of such terms, or the negative of those terms.

We cannot assure investors that our assumptions and expectations will prove to have been correct.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  We therefore caution you against undue reliance on any of these forward-looking statements.  Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed.  We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality.  While we have not yet finalized our decisions regarding the areas of future investment in our IT infrastructure, we expect to increase our capital investments in our IT infrastructure in the next two to four years, which will also likely increase SG&A expenses as assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
March 31,	2016	2015
Net sales (in millions)	$572.4	$581.3
Gross margin	14.4%	13.3%
Selling, general and administrative expenses	11.7%	10.9%
Income from operations	2.7%	2.4%

Net sales in the first quarter of 2016 decreased year over year by $8.9 million, or 1.5%, compared to the first quarter of 2015, due to decreased sales in our Public Sector and Large Account segments.  Our investments in advanced solution sales led to increased sales of software, mobility, and accessories.  However, overall sales declined due to large project rollouts in the first quarter of 2015 that did not repeat in 2016.  SG&A expenses increased year over year in dollars and as a percentage of net sales in the first quarter of 2016 due to incremental variable compensation related to increased gross profit as well as investments in solution sales personnel.  Operating income in the first quarter of 2016 increased year over year in dollars and as a percentage of net sales due to higher gross profit compared to the prior year period.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended
March 31,	2016	2015
Business Segment
SMB	46%	43%
Large Account	35	36
Public Sector	19	21
Total	100%	100%

Product Mix
Notebooks/Mobility	24%	22%
Software	17	16
Servers/Storage	11	15
Net/Com Product	8	9
Other Hardware/Services	40	38
Total	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
March 31,	2016	2015
Business Segment
SMB	15.9%	15.5%
Large Account	13.1	12.0
Public Sector	12.8	11.2
Total	14.4%	13.3%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended
March 31,	2016	2015
Personnel costs	$52.7	$47.6
Advertising	4.2	3.9
Facilities operations	3.2	3.1
Professional fees	1.7	1.9
Credit card fees	1.5	1.7
Depreciation and amortization	2.4	2.2
Other, net	1.3	3.0
Total	$67.0	$63.4
Percentage of net sales	11.7%	10.9%

Year-Over-Year Comparisons

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2016		2015
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$261.3	45.6%	$249.9	43.0%	4.6%
Large Account	200.1	35.0	209.5	36.0	(4.5)
Public Sector	111.0	19.4	121.9	21.0	(8.9)
Total	$572.4	100.0%	$581.3	100.0%	(1.5)%
Gross Profit:
SMB	$41.7	15.9%	$38.8	15.5%	7.3%
Large Account	26.3	13.1	25.1	12.0	4.7
Public Sector	14.2	12.8	13.7	11.2	4.2
Total	$82.2	14.4%	$77.6	13.3%	5.9%

Net sales decreased in the first quarter of 2016 compared to the first quarter of 2015, as explained below:

•

Net sales for the SMB segment increased due to higher sales of notebook/mobility and software products.  Mobility continues to be a strategic focus for SMB customers and our investments in advanced solution sales including customer-facing personnel contributed to the higher software sales.

•

Net sales for the Large Account segment decreased due to a lower level of large-project orders in the 2016 quarter which we attribute to the increased economic uncertainty in early 2016.  Net sales of notebooks/mobility products increased as mobility continued to be a strategic focus for this segment’s customers.  However sales of servers and net/com products decreased year over year as large project rollouts in the first quarter of 2015 did not repeat in 2016.

•

Net sales to the Public Sector segment decreased by 8.9%, or $10.9 million.  Sales to state and local government and educational institutions decreased by 5.4% due to lower sales to K-12 education customers.  Sales to the federal government decreased by 15.7% due to lower sales made under federal government contracts.  Sales of net/com and servers/storage in this segment each decreased year over year.

Gross profit for the first quarter of 2016 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher net sales and improved invoice selling margins.  Invoice selling margins increased by 20 basis points due to a shift in both client and product mix, including increased sales of higher-margin software and net/com products.

•

Gross profit for the Large Account segment increased despite lower net sales.  Gross margin increased due to improved invoice selling margins (103 basis points) and higher agency revenues (7 basis points).  We attribute our invoice selling margin increase to a shift to smaller but higher-margin product orders.

•

Gross profit for the Public Sector segment increased despite lower net sales.  Invoice selling margins increased by 154 basis points due to a shift in both product and customer mix, including increased sales of higher-margin software and accessories products.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the first quarter of 2016 compared to the prior year quarter.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended March 31,
	2016		2015
		% of		% of Net
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$30.3	11.6%	$29.5	11.8%	2.7%
Large Account	19.1	9.6	16.7	8.0	14.4
Public Sector	14.4	13.0	14.2	11.7	1.4
Headquarters/Other, unallocated	3.2		3.0		6.7
Total	$67.0	11.7%	$63.4	10.9%	5.7%

•

SG&A expenses for the SMB segment increased in dollars, but decreased as a percentage of net sales due to the leveraging of fixed costs over larger net sales.  The dollar increase was attributable to investments in solution sales and services and incremental variable compensation associated with higher gross profit.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to incremental variable compensation associated with higher gross profits and to investments in solution sales and services.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. The increase in SG&A dollars and as a percentage of net sales was due to incremental variable compensation associated with higher gross profits as well as higher advertising expenses.

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

Income from operations for the first quarter of 2016 increased to $15.2 million, compared to $14.2 million for the first quarter of 2015, due to the increase in gross profit.  Income from operations as a percentage of net sales was 2.7% for the first quarter of 2016, compared to 2.4% of net sales for the prior year quarter.

Our effective tax rate was 40.2% for the first quarter of 2016, compared to 39.5% for the first quarter of 2015.  Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.  We do not expect these variations to be significant in 2016.

Net income for the first quarter of 2016 increased to $9.1 million, compared to $8.6 million for the first quarter of 2015, due to the increase in operating income.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.  We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $10.0 to $12.0 million, and payments on leases and other contractual obligations of approximately $4.0 million.  We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software.  While we have not finalized our decisions regarding the areas of future investment in our IT infrastructure, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next two to four years.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2016, we had approximately $91.0 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.    As of March 31, 2016, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017.  Accordingly, our entire line of credit was available for borrowing at March 31, 2016.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
March 31,	2016	2015
Net cash provided by operating activities	$23.5	$21.2
Net cash used for investing activities	(2.1)	(2.2)
Net cash (used by) provided by financing activities	(10.6)	—
Increase in cash and cash equivalents	$10.8	$19.0

Cash provided by operating activities in the first quarter of 2016 largely reflects the seasonal decrease in working capital requirements, similar to the prior year quarter, such as lower accounts receivable and inventory.  Operating cash flow in the three months ended March 31, 2016 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable.  Accounts receivable decreased by $67.9 million from the prior year-end balance.  Days sales outstanding remained unchanged at 41 days at March 31, 2016 and March 31, 2015.  Inventory decreased from the prior year-end balance by $5.4 million due to lower levels of in-transit sales shipped but not received by our customers.  Inventory turns decreased to 19 turns for the first quarter of 2016 compared to 25 turns for the prior year quarter.

At March 31, 2016, we had $114.2 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be paid by cash flows from operations or short-term borrowings under the line of credit.  This amount includes $27.8 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $0.1 million in the three months ended March 31, 2016 compared to the prior year period.  These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the investments in our IT infrastructure.

Cash used for by financing activities increased by $10.6 million reflecting the payment of a special $0.40 per share dividend in the first quarter of 2016.

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

Bank Line of Credit.  Our bank line of credit extends until February 2017 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.50% at March 31, 2016).  The one-month LIBOR rate at March 31, 2016 was 0.43%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  We did not have any borrowings under the credit facility during the quarter ended March 31, 2016.

Cash receipts are automatically applied against any outstanding borrowings.  Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments.  Borrowings under the line of credit are classified as current.

Trade Credit Agreements.  We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions.  Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $65.0 million, any outstanding financing must be fully secured by available inventory.  We do not pay any interest or discount fees on such inventory.  The related costs are borne by the suppliers as an incentive for us to purchase their products.  Amounts outstanding under such facilities, which equaled $27.8 million in the aggregate as of March 31, 2016, are recorded in accounts payable.  The inventory financed is classified as inventory on the condensed consolidated balance sheets.

Operating Leases.   We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations.  The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015 have not materially changed since the report was filed.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit.  Our bank line of credit extends until February 2017 and is collateralized by our accounts receivable.  As of March 31, 2016, the entire $50.0 million facility was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  We did not have any outstanding borrowings under the credit facility during the first quarter of 2016, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2016.  Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted).  Such amount was calculated as $333.7 million at March 31, 2016, whereas our actual consolidated stockholders’ equity at this date was in compliance at $401.8 million.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.  These policies include revenue recognition, accounts receivable, vendor allowances, inventory, and the value of goodwill and long-lived assets, including intangibles.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently issued financial accounting standards are detailed in Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.   No material changes have occurred in our market risks since December 31, 2015.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A - Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6 - Exhibits

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	May 6, 2016	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date:	May 6, 2016	By:	/s/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer and Chief Financial Officer