Form 10-Q
period 2016-06-30
PC CONNECTION INC
filed 2016-08-05
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2016

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of August 1, 2016 was 26,533,693.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$47,299	$80,188
Accounts receivable, net	387,975	356,145
Inventories	112,494	102,780
Deferred income taxes	—	7,909
Prepaid expenses and other current assets	5,348	4,254
Income taxes receivable	2,119	1,575
Total current assets	555,235	552,851
Property and equipment, net	33,765	32,227
Goodwill	67,510	51,276
Other intangibles, net	12,586	1,668
Other assets	1,078	1,052
Total Assets	$670,174	$639,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$191,183	$166,516
Accrued expenses and other liabilities	27,502	36,207
Accrued payroll	19,840	19,280
Total current liabilities	238,525	222,003
Deferred income taxes	13,733	21,615
Other liabilities	2,834	3,005
Total Liabilities	255,092	246,623
Stockholders’ Equity:
Common stock	284	284
Additional paid-in capital	110,271	109,161
Retained earnings	320,389	298,868
Treasury stock, at cost	(15,862)	(15,862)
Total Stockholders’ Equity	415,082	392,451
Total Liabilities and Stockholders’ Equity	$670,174	$639,074

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$676,165	$627,622	$1,248,559	$1,208,881
Cost of sales	582,291	544,635	1,072,492	1,048,281
Gross profit	93,874	82,987	176,067	160,600
Selling, general and administrative expenses	72,864	63,364	139,893	126,798
Income from operations	21,010	19,623	36,174	33,802
Interest/other expense, net	(12)	(39)	(26)	(38)
Income before taxes	20,998	19,584	36,148	33,764
Income tax provision	(8,540)	(7,955)	(14,627)	(13,551)
Net income	$12,458	$11,629	$21,521	$20,213

Earnings per common share:
Basic	$0.47	$0.44	$0.81	$0.77
Diluted	$0.47	$0.44	$0.81	$0.76

Shares used in computation of earnings per common share:
Basic	26,501	26,363	26,500	26,354
Diluted	26,691	26,616	26,681	26,605

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$21,521	$20,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,803	4,370
Stock-based compensation expense	645	463
Provision for doubtful accounts	131	718
Deferred income taxes	27	61
Excess tax benefit from exercise of equity awards	(32)	(95)
Changes in assets and liabilities:
Accounts receivable	(10,370)	(40,590)
Inventories	(9,558)	(7,658)
Prepaid expenses and other current assets	(1,192)	(1,742)
Other non-current assets	(26)	(94)
Accounts payable	10,457	37,231
Accrued expenses and other liabilities	596	3,597
Net cash provided by operating activities	17,002	16,474
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,782)	(5,752)
Purchase of Softmart	(33,983)	—
Net cash used for investing activities	(39,765)	(5,752)
Cash Flows from Financing Activities:
Dividend payment	(10,591)	—
Issuance of stock under Employee Stock Purchase Plan	473	435
Exercise of stock options	—	379
Excess tax benefit from exercise of equity awards	32	95
Payment of payroll taxes on stock-based compensation through shares withheld	(40)	(43)
Net cash (used for) provided by financing activities	(10,126)	866
(Decrease) increase in cash and cash equivalents	(32,889)	11,588
Cash and cash equivalents, beginning of period	80,188	60,909
Cash and cash equivalents, end of period	$47,299	$72,497

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$338	$455
Supplemental Cash Flow Information:
Income taxes paid	$15,658	$16,500

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through the date of issuance of these financial statements.  The operating results for the three and six months ended June 30, 2016 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and deferred tax assets are required to be classified as non-current on the consolidated balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt ASU 2015-17 on January 1, 2016, prospectively, as permitted, and reclassified $7,909 of current deferred tax assets to non-current liabilities on the accompanying consolidated balance sheet at June 30, 2016. The prior reporting period was not retroactively adjusted. The adoption of the guidance had no impact on the Company’s condensed consolidated statements of income and comprehensive income.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. The Company is currently assessing the potential impact of the adoption of ASU 2016-09 on its consolidated financial statements.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2016	2015	2016	2015
Numerator:
Net income	$12,458	$11,629	$21,521	$20,213
Denominator:
Denominator for basic earnings per share	26,501	26,363	26,500	26,354
Dilutive effect of employee stock awards	190	253	181	251
Denominator for diluted earnings per share	26,691	26,616	26,681	26,605
Earnings per share:
Basic	$0.47	$0.44	$0.81	$0.77
Diluted	$0.47	$0.44	$0.81	$0.76

For the three and six months ended June 30, 2016 and 2015, the following outstanding nonvested stock units were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
June 30,	2016	2015	2016	2015
Employee stock based awards	$80	$—	$92	$—

Note 3–Acquisition of Softmart

On May 27, 2016, we acquired substantially all of the assets of Softmart, a global supplier of information technology and software services solutions.  Under the terms of the stock purchase agreement, we paid $34.0 million at closing, of which $4.2 million has been placed in escrow subject to a working capital adjustment as of the closing date.    We expect to finalize the working capital adjustment prior to year-end.  The purchase of Softmart will allow us to expand our software services capabilities, and the excess of the purchase price over the net assets acquired represents potential synergies from Softmart’s customer base and its assembled workforce of sales representatives and software service specialists that we acquired in the transaction.  We allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition and recorded the excess of purchase price over the aggregate fair values as goodwill. The initial allocation of the purchase price was based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period and completion of the valuation of intangible assets.  We incurred $273 of transaction costs related to the acquisition.  We have included the operating results of Softmart in the SMB segment since the acquisition date.  Pro forma results of operations have not been presented because the effects of the business combination were not material to our condensed consolidated financial statements.

The following table reflects components of the purchase price at fair value as of May 27, 2016.  The fair values of the intangibles were determined through a third party valuation using management estimates, which have not been finalized.

Purchase Price
Allocation
Current assets	$22,210
Fixed assets	343
Goodwill	16,234
Customer relationships	11,300
Total assets acquired	50,087
Acquired liabilities	(16,087)
Net assets acquired	34,000
Less cash acquired	(17)
Purchase price at closing, net of cash acquired	$33,983

We recorded $16,234 of goodwill as a result of our acquisition of Softmart in our SMB segment, and it is deductible for tax purposes.

The intangible assets of Softmart were valued at the date of acquisition using third-party valuation specialists and will be amortized on a straight-line basis over its estimated useful life of 10 years.

For the three-month periods ended June 30, 2016 and 2015, we recorded amortization expenses of $233 and $175, respectively, for intangible assets.  Amortization expense in the second quarter of 2016 includes $83 related to the acquired Softmart intangible assets.

The estimated amortization expense which includes all acquired intangible assets for each of the five succeeding years and thereafter is as follows:

For the Years Ended December 31,
2016*	$876
2017	1,492
2018	1,351
2019	1,166
2020	1,130
2021 and thereafter	6,121
$12,136

(*)  Represents estimated amortization expense for the six months ending December 31, 2016.

k

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

On May 27, 2016, we acquired Softmart, Inc., a global supplier of information technology and software services solutions.  We have included the operating results of Softmart since the acquisition in our SMB segment, which also includes the operating results of our PC Connection Sales Corp subsidiary.

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2016 and 2015 is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net sales:
SMB	$280,814	$259,346	$542,060	$509,220
Large Account	259,630	231,803	459,739	441,262
Public Sector	135,721	136,473	246,760	258,399
Total net sales	$676,165	$627,622	$1,248,559	$1,208,881
Operating income (loss):
SMB	$11,361	$10,811	$22,682	$20,142
Large Account	11,599	11,434	18,789	19,909
Public Sector	1,112	579	962	(16)
Headquarters/Other	(3,062)	(3,201)	(6,259)	(6,233)
Total operating income	21,010	19,623	36,174	33,802
Interest expense	(12)	(39)	(26)	(38)
Income before taxes	$20,998	$19,584	$36,148	$33,764
Selected operating expense:
Depreciation and amortization:
SMB	$111	$6	$120	$10
Large Account	314	324	620	653
Public Sector	41	39	81	79
Headquarters/Other	1,922	1,810	3,982	3,628
Total depreciation and amortization	$2,388	$2,179	$4,803	$4,370
Total assets:
SMB			$270,106
Large Account			313,866
Public Sector			57,930
Headquarters/Other			28,272
Total assets			$670,174

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment.  Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $15,855 as of June 30, 2016.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 6–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our accounts receivable that expires February 24, 2017.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.50% at June 30, 2016).  The one-month LIBOR rate at June 30, 2016 was 0.47%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had no outstanding bank borrowings at June 30, 2016 or December 31, 2015, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At June 30, 2016 and December 31, 2015, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $65,000.  The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions.  We do not pay any interest or discount fees on such inventory.  At June 30, 2016 and December 31, 2015, accounts payable included $34,572 and $23,044, respectively, owed to these financial institutions.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2016	2015	2016	2015
Net sales (in millions)	$676.2	$627.6	$1,248.6	$1,208.9
Gross margin	13.9%	13.2%	14.1%	13.3%
Selling, general and administrative expenses	10.7%	10.1%	11.1%	10.5%
Income from operations	3.1%	3.1%	2.9%	2.8%

Net sales in the second quarter of 2016 increased year over year by $48.5 million, or 7.7%, compared to the second quarter of 2015, due to increased sales in our Large Account and SMB segments.  Our investments in advanced solution sales led to increased sales of software and mobility.  Our acquisition of Softmart also contributed to the year over year increase.  SG&A expenses increased year over year in dollars and as a percentage of net sales in the second quarter of 2016 due to incremental variable compensation related to higher gross profit as well as investments in solution sales personnel.  Operating income in the second quarter of 2016 increased year over year in dollars due to higher gross profit, but remained unchanged as a percentage of net sales compared to the prior year period.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Six Months Ended
June 30,	2016	2015	2016	2015
Business Segment
SMB	42%	41%	43%	42%
Large Account	38	37	37	37
Public Sector	20	22	20	21
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	23%	24%	24%	23%
Software	22	18	20	17
Servers/Storage	10	12	10	14
Net/Com Product	7	8	8	8
Other Hardware/Services	38	38	38	38
Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
June 30,	2016	2015	2016	2015
Business Segment
SMB	16.2%	15.4%	16.1%	15.5%
Large Account	12.4	12.4	12.7	12.2
Public Sector	11.9	10.5	12.3	10.8
Total	13.9%	13.2%	14.1%	13.3%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
June 30,	2016	2015	2016	2015
Personnel costs	$55.9	$48.9	$108.6	$96.5
Advertising	4.7	4.1	8.9	8.0
Facilities operations	3.4	3.1	6.6	6.3
Professional fees	1.9	1.8	3.6	3.7
Credit card fees	1.6	1.6	3.1	3.2
Depreciation and amortization	2.4	2.2	4.8	4.4
Other, net	2.1	1.7	3.5	4.7
Total	$72.0	$63.4	$139.1	$126.8
Percentage of net sales	10.7%	10.1	11.1%	10.5%

Year-Over-Year Comparisons

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2016		2015
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$280.8	41.5%	$259.3	41.3%	8.3%
Large Account	259.7	38.4	231.8	36.9	12.0
Public Sector	135.7	20.1	136.5	21.8	(0.6)
Total	$676.2	100.0%	$627.6	100.0%	7.7%
Gross Profit:
SMB	$45.5	16.2%	$40.0	15.4%	13.7%
Large Account	32.2	12.4	28.7	12.4	12.0
Public Sector	16.2	11.9	14.3	10.5	13.7
Total	$93.9	13.9%	$83.0	13.2%	13.1%

Net sales increased in the second quarter of 2016 compared to the second quarter of 2015, as explained below:

•

Net sales for the SMB segment increased due to higher sales of software and notebook/mobility products, in addition to the inclusion of Softmart sales for the month of June.  Our investments in advanced solution sales including security and software services contributed to the higher software sales.  Net sales of notebooks/mobility products increased as mobility continues to be a strategic focus for SMB customers.

•

Net sales for the Large Account segment increased due to higher sales of software, accessories, and notebook/mobility products.  Net sales of notebooks/mobility products increased as Mobility continued to be a strategic focus for this segment’s customers.  The increase in software sales was primarily of office productivity software.

•

Net sales to the Public Sector segment decreased due to lower sales made under our federal government contracts.   Net sales to state and local government and educational institutions increased by 1.5% due to higher sales to K-12 education customers.  Sales of notebooks/mobility and servers/storage in this segment each decreased year over year but were offset by an increase in software and net/com products.

Gross profit for the second quarter of 2016 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher net sales and improved invoice selling margins.  Invoice selling margins increased by 31 basis points due to a shift in both client and product mix, including increased sales of higher-margin software and net/com products.

•

Gross profit for the Large Account segment increased due to higher net sales.  Gross margin remained relatively unchanged as improved invoice selling margins (52 basis points) were offset by lower agency revenues (47 basis points).  We attribute our invoice selling margin increase to a shift to higher-margin software product orders.

•

Gross profit for the Public Sector segment increased despite lower net sales.  Invoice selling margins increased by 151 basis points due to a shift in both product and customer mix, including increased sales of higher-margin software and net/com products.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the second quarter of 2016 compared to the prior year quarter.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended June 30,
	2016		2015
		% of		% of Net
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$34.1	12.2%	$29.2	11.2%	16.8%
Large Account	20.6	7.9	17.3	7.5	19.1
Public Sector	15.1	11.1	13.7	10.0	10.2
Headquarters/Other, unallocated	2.2		3.2		(31.3)
Total	$72.0	10.7%	$63.4	10.1%	13.6%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was attributable to investments in solution sales and services, incremental variable compensation associated with higher gross profit, and the inclusion of Softmart’s operating expenses since the acquisition on May 27, 2016.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to incremental variable compensation associated with higher gross profits and investments in solution sales and services.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. The increase in SG&A dollars and as a percentage of net sales was due to incremental variable compensation associated with higher gross profits as well as higher advertising expenses.

•

SG&A expenses for the Headquarters/Other group decreased due to an increase in allocated personnel and related costs related to our investments in solution services.  The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management.  Most of the operating costs associated with such corporate headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the second quarter of 2016 increased to $21.0 million, compared to $19.6 million for the second quarter of 2015, due to the increase in gross profit.  Income from operations as a percentage of net sales was 3.1% for the second quarter of 2016 and 2015.

Our effective tax rate was 40.7% for the second quarter of 2016, compared to 40.6% for the second quarter of 2015.  Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.  We do not expect these variations to be significant in 2016.

Net income for the second quarter of 2016 increased to $12.5 million, compared to $11.6 million for the second quarter of 2015, due to the increase in operating income.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2016		2015
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$542.1	43.4%	$509.2	42.1%	6.4%
Large Account	459.7	36.8	441.3	36.5	4.2
Public Sector	246.8	19.8	258.4	21.4	(4.5)
Total	$1,248.6	100.0%	$1,208.9	100.0%	3.3%
Gross Profit:
SMB	$87.1	16.1%	$78.8	15.5%	10.6%
Large Account	58.5	12.7	53.9	12.2	8.6
Public Sector	30.5	12.3	27.9	10.8	9.0
Total	$176.1	14.1%	$160.6	13.3%	9.6%

Net sales increased for the six months ended 2016 compared to the six months ended 2015, as explained below:

•

Net sales for the SMB segment increased due to higher sales of notebook/mobility and software products.  Mobility continues to be a strategic focus for SMB customers and our investments in advanced solution sales including customer-facing personnel and the acquisition of Softmart contributed to the higher software sales.

•

Net sales for the Large Account segment increased due to higher sales of software, accessories, and notebooks/mobility products.  Net sales of software for this segment increased year over year by double-digit percentages due to our investments in technical solution sales.

•

Net sales to the Public Sector segment decreased due to lower sales to both the federal government and educational institutions.  Sales to the federal government decreased due to lower sales made under federal government contracts.  Sales of software in this segment increased year over year, but were more than offset by lower sales of servers and storage products.

Gross profit for the six months ended 2016 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher net sales and improved invoice selling margins.  Invoice selling margins increased by 26 basis points due to a shift in both client and product mix, including increased sales of higher-margin software and net/com products.

•

Gross profit for the Large Account segment increased due to higher net sales and gross margin, which increased due to improved invoice selling margins (73 basis points), but was partially offset by an decrease in agency revenues (21 basis points).

•

Gross profit for the Public Sector segment increased despite lower net sales.  Invoice selling margins increased by 151 basis points due to a shift in both product and customer mix, including increased sales of higher-margin software products.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the six months ended 2016 compared to the prior year quarter.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Six Months Ended June 30,
	2016		2015
		% of		% of
		Segment Net		segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$64.5	11.9%	$58.7	11.5%	9.9%
Large Account	39.7	8.6	34.0	7.7	16.8
Public Sector	29.5	11.9	27.9	10.8	5.7
Headquarters/Other, unallocated	5.4		6.2		(12.9)
Total	$139.1	11.1%	$126.8	10.5%	9.7%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to incremental variable compensation associated with higher gross profit as well as higher advertising expenses, and the inclusion of Softmart’s operating expenses since the acquisition on May 27, 2016.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to incremental variable compensation associated with higher gross profits and investments in solution sales and services.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. The increase in SG&A dollars and as a percentage of net sales was due to incremental variable compensation associated with higher gross profits as well as higher advertising expenses.

•

SG&A expenses for the Headquarters/Other group decreased due to an increase in allocated personnel and related costs related to our investments in solution services.  The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management.  Most of the operating costs associated with such corporate headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the six months ended 2016 increased to $36.2 million, compared to $33.8 million for the six months ended 2015, due to the increase in gross profit.  Income from operations as a percentage of net sales was 2.9% for the first half of 2016, compared to 2.8% of net sales for the first half of 2015.

Our effective tax rate was 40.5% for the six months ended 2016, compared to 40.1% for the six months ended 2015.  Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.  We do not expect these variations to be significant in 2016.

Net income for the six months ended 2016 increased to $21.5 million, compared to $20.2 million for the six months ended 2015, due to the increase in operating income.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2016, we had approximately $47.3 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.    As of June 30, 2016, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017.  Accordingly, our entire line of credit was available for borrowing at June 30, 2016.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
June 30,	2016	2015
Net cash provided by operating activities	$17.0	$16.5
Net cash used for investing activities	(39.8)	(5.8)
Net cash (used for) provided by financing activities	(10.1)	0.9
(Decrease)/increase in cash and cash equivalents	$(32.9)	$11.6

Cash provided by operating activities was $17.0 million in the six months ended June 30, 2016.  Operating cash flow in the six months ended June 30, 2016 resulted primarily from net income before depreciation and amortization and an increase in accounts payable, partially offset by an increase in accounts receivable and inventory.  Accounts receivable increased by $10.4 million from the prior year-end balance.  Days sales outstanding excluding Softmart increased to 45 days at June 30, 2016, compared to 43 days at June 30, 2015.  Inventory increased from the prior year-end balance by $9.6 million due to higher levels of in-transit sales shipped but not received by our customers.  Inventory turns decreased to 22 turns for the second quarter of 2016 compared to 24 turns for the prior year quarter.

At June 30, 2016, we had $191.2 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be paid by cash flows from operations or short-term borrowings under the line of credit.  This amount includes $34.6 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $34.0 million in the six months ended June 30, 2016 compared to the prior year period due to our acquisition of Softmart, Inc.  Capital expenditures less proceeds from the sale of disposed capital assets amount to $5.8 million in the first six months of 2016 and 2015.  These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the investments in our IT infrastructure.  The acquisition of Softmart, Inc. represents a net use of cash of $34.0 million in the six months ended June 30, 2016.

Cash used for financing activities increased by $11.0 million due to a $10.6 million payment of a special $0.40 per share dividend, offset by the issuance of stock under the employee stock purchase plan.

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

Bank Line of Credit.  Our bank line of credit extends until February 2017 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.50% at June 30, 2016).  The one-month LIBOR rate at June 30, 2016 was 0.47%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  We did not have any borrowings under the credit facility during the quarter ended June 30, 2016.

Cash receipts are automatically applied against any outstanding borrowings.  Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments.  Borrowings under the line of credit are classified as current.

Trade Credit Agreements.  We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions.  Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $65.0 million, any outstanding financing must be fully secured by available inventory.  We do not pay any interest or discount fees on such inventory.  The related costs are borne by the suppliers as an incentive for us to purchase their products.  Amounts outstanding under such facilities, which equaled $34.6 million in the aggregate as of June 30, 2016, are recorded in accounts payable.  The inventory financed is classified as inventory on the condensed consolidated balance sheets.

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

Bank Line of Credit.  Our bank line of credit extends until February 2017 and is collateralized by our accounts receivable.  As of June 30, 2016, the entire $50.0 million facility was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.

Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  We did not have any outstanding borrowings under the credit facility during the second quarter of 2016, and accordingly, the funded debt ratio did not limit potential borrowings as of June 30, 2016.  Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted).  Such amount was calculated as $339.9 million at June 30, 2016, whereas our actual consolidated stockholders’ equity at this date was in compliance at $415.1 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	August 5, 2016	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date:	August 5, 2016	By:	/s/ JOSEPH DRISCOLL
Joseph Driscoll
Senior Vice President, Treasurer and Chief Financial Officer