Form 10-Q
period 2016-09-30
PC CONNECTION INC
filed 2016-11-04
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2016

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of October 31, 2016 was 26,559,311.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$66,883	$80,188
Accounts receivable, net	357,967	356,145
Inventories	101,982	102,780
Deferred income taxes	—	7,909
Prepaid expenses and other current assets	4,109	4,254
Income taxes receivable	1,660	1,575
Total current assets	532,601	552,851
Property and equipment, net	34,287	32,227
Goodwill	67,510	51,276
Other intangibles, net	12,142	1,668
Other assets	1,193	1,052
Total Assets	$647,733	$639,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$159,619	$166,516
Accrued expenses and other liabilities	25,885	36,207
Accrued payroll	17,301	19,280
Total current liabilities	202,805	222,003
Deferred income taxes	13,871	21,615
Other liabilities	2,284	3,005
Total Liabilities	218,960	246,623
Stockholders’ Equity:
Common stock	284	284
Additional paid-in capital	110,369	109,161
Retained earnings	333,982	298,868
Treasury stock, at cost	(15,862)	(15,862)
Total Stockholders’ Equity	428,773	392,451
Total Liabilities and Stockholders’ Equity	$647,733	$639,074

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$708,485	$680,769	$1,957,044	$1,889,650
Cost of sales	611,518	592,201	1,684,010	1,640,482
Gross profit	96,967	88,568	273,034	249,168
Selling, general and administrative expenses	74,522	66,707	214,415	193,505
Income from operations	22,445	21,861	58,619	55,663
Interest/other expense, net	(27)	(29)	(53)	(67)
Income before taxes	22,418	21,832	58,566	55,596
Income tax provision	(8,825)	(8,831)	(23,452)	(22,382)
Net income	$13,593	$13,001	$35,114	$33,214

Earnings per common share:
Basic	$0.51	$0.49	$1.32	$1.26
Diluted	$0.51	$0.49	$1.32	$1.25

Shares used in computation of earnings per common share:
Basic	26,542	26,423	26,514	26,281
Diluted	26,736	26,622	26,699	26,514

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$35,114	$33,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,504	6,597
Stock-based compensation expense	975	720
Provision for doubtful accounts	239	1,103
Deferred income taxes	165	56
Excess tax benefit from exercise of equity awards	(385)	(472)
Changes in assets and liabilities:
Accounts receivable	19,530	(39,262)
Inventories	954	(11,656)
Prepaid expenses and other current assets	506	79
Other non-current assets	(141)	(449)
Accounts payable	(20,922)	35,654
Accrued expenses and other liabilities	(3,757)	(279)
Net cash provided by operating activities	39,782	25,305
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,746)	(10,069)
Purchase of Softmart	(33,983)	—
Net cash used for investing activities	(42,729)	(10,069)
Cash Flows from Financing Activities:
Dividend payment	(10,591)	—
Issuance of stock under Employee Stock Purchase Plan	473	435
Excess tax benefit from exercise of equity awards	385	472
Exercise of stock options	—	379
Payment of payroll taxes on stock-based compensation through shares withheld	(625)	(564)
Net cash (used for) provided by financing activities	(10,358)	722
(Decrease) increase in cash and cash equivalents	(13,305)	15,958
Cash and cash equivalents, beginning of period	80,188	60,909
Cash and cash equivalents, end of period	$66,883	$76,867

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$160	$711
Supplemental Cash Flow Information:
Income taxes paid	$23,953	$23,360

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through the date of issuance of these financial statements.  The operating results for the three and nine months ended September 30, 2016 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2016.

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

Recently Issued Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and deferred tax assets are required to be classified as non-current on the consolidated balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt ASU 2015-17 on January 1, 2016, prospectively, as permitted, and reclassified $7,909 of current deferred tax assets to non-current liabilities on the accompanying consolidated balance sheet at September 30, 2016. The prior reporting period was not retroactively adjusted. The adoption of the guidance had no impact on the Company’s condensed consolidated statements of income and comprehensive income.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, however, early adoption is allowed. The Company is currently assessing the potential impact of the adoption of ASU 2016-09 on its consolidated financial statements.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2016	2015	2016	2015
Numerator:
Net income	$13,593	$13,001	$35,114	$33,214
Denominator:
Denominator for basic earnings per share	26,542	26,423	26,514	26,281
Dilutive effect of employee stock awards	194	199	185	233
Denominator for diluted earnings per share	26,736	26,622	26,699	26,514
Earnings per share:
Basic	$0.51	$0.49	$1.32	$1.26
Diluted	$0.51	$0.49	$1.32	$1.25

For the three and nine months ended September 30, 2016 and 2015, the following outstanding nonvested stock units were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
September 30,	2016	2015	2016	2015
Employee stock based awards	$—	$—	$80	$—

Note 3–Acquisition of Softmart

On May 27, 2016, we acquired substantially all of the assets of Softmart Inc. (“Softmart”), a global supplier of information technology and software services solutions.  Under the terms of the asset purchase agreement, we paid $34,000 at closing, of which $4,250 was placed in escrow subject to a working capital adjustment as of the closing date.    We expect to finalize the working capital adjustment prior to year-end.  The purchase of Softmart will allow us to expand our software services capabilities, and the excess of the purchase price over the net assets acquired represents potential synergies from Softmart’s customer base and its assembled workforce of sales representatives and software service specialists that we acquired in the transaction.  We allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition and recorded the excess of purchase price over the aggregate fair values as goodwill. The initial allocation of the purchase price was based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period and completion of the valuation of intangible assets.  We incurred $357 of transaction costs in the nine months ended September 30, 2016 related to the acquisition.  We have included the operating results of Softmart in the SMB segment since the acquisition date.  Pro forma results of operations have not been presented because the effects of the business combination were not material to our condensed consolidated financial statements.

The following table reflects components of the purchase price at fair value as of May 27, 2016.  The fair values of the intangibles were determined through a third-party valuation using management estimates, which have not been finalized.

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

For the three-month periods ended September 30, 2016 and 2015, we recorded amortization expenses of $443 and $175, respectively, for intangible assets.  Amortization expense in the third quarter of 2016 included $293 related to the acquired Softmart intangible assets.  For the nine-month periods ended September 30, 2016 and 2015, we recorded amortization expenses of $826 and $560, respectively, for intangible assets.  Amortization expense for the nine months ended September 30, 2016 included $377 related to the acquired Softmart intangible assets.

The estimated amortization expense which includes all acquired intangible assets for each of the five succeeding years and thereafter is as follows:

For the Years Ended December 31,
2016*	$432
2017	1,492
2018	1,351
2019	1,166
2020	1,130
2021 and thereafter	6,121
$11,692

(*)  Represents estimated amortization expense for the three months ending December 31, 2016.

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

On May 27, 2016, we acquired Softmart, a global supplier of information technology and software services solutions.  We have included the operating results of Softmart since the acquisition in our SMB segment, which also includes the operating results of our PC Connection Sales subsidiary.

Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2016 and 2015 is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Net sales:
SMB	$302,410	$268,720	$844,470	$777,940
Large Account	233,778	242,771	693,517	684,033
Public Sector	172,297	169,278	419,057	427,677
Total net sales	$708,485	$680,769	$1,957,044	$1,889,650
Operating income (loss):
SMB	$9,898	$10,462	$32,580	$30,604
Large Account	11,923	11,007	30,712	30,916
Public Sector	3,593	3,568	4,555	3,552
Headquarters/Other	(2,969)	(3,176)	(9,228)	(9,409)
Total operating income	22,445	21,861	58,619	55,663
Interest expense	(27)	(29)	(53)	(67)
Income before taxes	$22,418	$21,832	$58,566	$55,596
Selected operating expense:
Depreciation and amortization:
SMB	$359	$5	$479	$16
Large Account	291	319	911	972
Public Sector	40	39	121	118
Headquarters/Other	2,011	1,863	5,993	5,491
Total depreciation and amortization	$2,701	$2,226	$7,504	$6,597
Total assets:
SMB			$271,968
Large Account			321,735
Public Sector			66,072
Headquarters/Other			(12,042)
Total assets			$647,733

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment.  Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $24,019 as of September 30, 2016.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 6–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our accounts receivable that expires February 24, 2017.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Negotiations with our current lender are in process, and we expect to renew the facility at substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.50% at September 30, 2016).  The one-month LIBOR rate at September 30, 2016 was 0.53%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had no outstanding bank borrowings at September 30, 2016 or December 31, 2015, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At September 30, 2016 and December 31, 2015, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $65,000.  The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions.  We do not pay any interest or discount fees on such inventory.  At September 30, 2016 and December 31, 2015, accounts payable included $26,880 and $23,044, respectively, owed to these financial institutions.

Note 7–Subsequent Events

     On October 11, 2016, we completed the acquisition of GlobalServe, Inc. a global IT procurement and service management company.  Under the terms of the merger agreement, we paid $11,883 at closing for 100% of GlobalServe’s stock. We believe the acquisition of GlobalServe will provide our multinational customers access to a global supply chain platform that delivers greater flexibility, scalability, and efficiency.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.  We therefore caution you against undue reliance on any of these forward-looking statements.  Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed.  We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

OVERVIEW

We are a national solutions provider of a wide range of information technology, or IT, solutions.  We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers.  We also offer services involving design, configuration, and implementation of IT solutions.  These services are performed by our personnel and by third-party service providers.  We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect subsidiary, and (c) federal, state, and local governmental and educational institutions, in our Public Sector segment, through our GovConnection subsidiary.

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

To support future growth, we are expanding our IT solution business, which requires the addition of highly-skilled advanced solution engineers.  Although we expect to realize the ultimate benefit of higher-margin advanced solution services and product revenues under this multi-year initiative, we believe that our cost of sales may increase significantly as we add such engineers.  If our advanced solution revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.  While we have not yet finalized our decisions regarding the areas of future investment in our IT infrastructure, we expect to increase our capital investments in our IT infrastructure in the next one to three years.  This will also likely increase SG&A expenses as assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2016	2015	2016	2015
Net sales (in millions)	$708.5	$680.8	$1,957.0	$1,889.7
Gross margin	13.7%	13.0%	14.0%	13.2%
Selling, general and administrative expenses	10.5%	9.8%	11.0%	10.2%
Income from operations	3.2%	3.2%	3.0%	3.0%

Net sales in the third quarter of 2016 increased year over year by $27.7 million, or 4.1%, compared to the third quarter of 2015, due to increased sales in our SMB and Public Sector segments.  Our acquisition of Softmart on May 27, 2016 contributed $42.0 million of the year-over-year increase, and our investments in advanced solution sales led to increased sales of software and mobility.    SG&A expenses increased year over year in dollars and as a percentage of net sales in the third quarter of 2016 due to the inclusion of a full quarter of Softmart’s SG&A, incremental variable compensation related to higher gross profit, and investments in advanced solution personnel.  Operating income in the third quarter of 2016 increased year over year in dollars due to higher gross profit, but remained unchanged as a percentage of net sales compared to the prior year period.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Nine Months Ended
September 30,	2016	2015	2016	2015
Business Segment
SMB	43%	39%	43%	41%
Large Account	33	36	36	36
Public Sector	24	25	21	23
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	24%	24%	24%	23%
Software	21	15	20	16
Servers/Storage	9	11	10	13
Net/Com Product	8	9	8	8
Other Hardware/Services	38	41	38	40
Total	100%	100%	100%	100%

Gross margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
September 30,	2016	2015	2016	2015
Business Segment
SMB	15.4%	15.1%	15.8%	15.4%
Large Account	13.3	11.9	12.9	12.1
Public Sector	11.1	11.2	11.8	11.0
Total	13.7%	13.0%	14.0%	13.2%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
September 30,	2016	2015	2016	2015
Personnel costs	$58.6	$51.2	$167.2	$147.7
Advertising	3.5	3.5	12.4	11.5
Facilities operations	3.5	3.3	10.1	9.6
Professional fees	1.8	1.8	5.4	5.5
Credit card fees	1.9	1.9	5.0	5.2
Depreciation and amortization	2.7	2.2	7.5	6.6
Other, net	2.5	2.8	6.8	7.4
Total	$74.5	$66.7	$214.4	$193.5
Percentage of net sales	10.5%	9.8%	11.0%	10.2%

Year-Over-Year Comparisons

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2016		2015
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$302.4	42.7%	$268.7	39.4%	12.5%
Large Account	233.8	33.0	242.8	35.7	(3.7)
Public Sector	172.3	24.3	169.3	24.9	1.8
Total	$708.5	100.0%	$680.8	100.0%	4.1%
Gross Profit:
SMB	$46.6	15.4%	$40.7	15.1%	14.7%
Large Account	31.2	13.3	28.9	11.9	7.8
Public Sector	19.2	11.1	19.0	11.2	0.9
Total	$97.0	13.7%	$88.6	13.0%	9.5%

Net sales increased in the third quarter of 2016 compared to the third quarter of 2015, as explained below:

•

Net sales for the SMB segment increased due to higher sales of software and notebook/mobility products.  The inclusion of Softmart revenue, which we acquired on May 27, 2016, and our investments in advanced solution sales including security and software services contributed to the higher software sales.  Net sales of notebooks/mobility products increased as mobility continues to be a strategic focus for SMB customers.

•

Net sales for the Large Account segment decreased due to a reduction of large project revenues in the quarter.  Net sales of servers/storage and notebooks/mobility products in this segment each decreased year over year but were partially offset by higher sales of software and net/com products.  The increase in software sales was primarily due to an increase in our sales of office productivity software.

•

Net sales to the Public Sector segment increased in the quarter.  Net sales to the federal government increased by 21.6% due to higher sales made under federal government contracts.  Net sales to state and local government and educational institutions decreased by 4.3% due to lower sales to higher education and K-12 customers.  Sales of notebooks/mobility, and software in this segment each increased year over year but were offset by decreases in sales of accessories and net/com products.

Gross profit for the third quarter of 2016 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher net sales and improved invoice selling margins.  Invoice selling margins increased by 59 basis points due to a shift in both client and product mix, including increased sales of higher-margin software products.

•

Gross profit for the Large Account segment increased despite lower net sales.  Invoice selling margins increased (208 basis points) and were partially offset by lower agency revenues (59 basis points).  We attribute our improved invoice selling margins to a shift to higher-margin software revenues and a reduction in large project revenues, which generally carry lower gross margins.

•

Gross profit for the Public Sector segment increased due to higher net sales.  Invoice selling margins decreased by 12 basis points due to a shift in both product and customer mix, including increased sales of lower-margin notebooks/mobility products.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the third quarter of 2016 compared to the prior year quarter.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended September 30,
	2016		2015
		% of		% of Net
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$36.7	12.1%	$30.2	11.2%	21.5%
Large Account	19.3	8.2	17.9	7.4	7.8
Public Sector	15.6	9.0	15.4	9.1	1.3
Headquarters/Other, unallocated	2.9		3.2		(9.4)
Total	$74.5	10.5%	$66.7	9.8%	11.7%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was attributable to investments in advanced solution sales and services, incremental variable compensation associated with higher gross profit, and the inclusion of Softmart’s operating expenses for the third quarter of 2016.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to incremental variable compensation associated with higher gross profits and investments in advanced solution sales and services.

•

SG&A expenses for the Public Sector segment increased in dollars, but decreased slightly as a percentage of net sales. The increase in SG&A dollars was due to incremental variable compensation associated with higher gross profits.

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

Income from operations for the third quarter of 2016 increased to $22.4 million, compared to $21.9 million for the third quarter of 2015, due to the increase in gross profit.  Income from operations as a percentage of net sales was 3.2% for the third quarter of 2016 and 2015.

Our effective tax rate was 39.4% for the third quarter of 2016, compared to 40.4% for the third quarter of 2015.  Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.  We do not expect these variations to be significant in 2016.

Net income for the third quarter of 2016 increased to $13.6 million, compared to $13.0 million for the third quarter of 2015, due to the increase in operating income.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2016		2015
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$844.5	43.2%	$778.0	41.2%	8.6%
Large Account	693.5	35.4	684.0	36.2	1.4
Public Sector	419.0	21.4	427.7	22.6	(2.0)
Total	$1,957.0	100.0%	$1,889.7	100.0%	3.6%
Gross Profit:
SMB	$133.7	15.8%	$119.5	15.4%	12.0%
Large Account	89.7	12.9	82.8	12.1	8.3
Public Sector	49.6	11.8	46.9	11.0	5.7
Total	$273.0	14.0%	$249.2	13.2%	9.6%

Net sales increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as explained below:

•

Net sales for the SMB segment increased due to higher sales of notebook/mobility and software products.  Mobility continues to be a strategic focus for SMB customers, and our acquisition of Softmart and investments in advanced solution sales including customer-facing personnel contributed to the higher software sales.

•

Net sales for the Large Account segment increased due to higher sales of software, accessories, and notebooks/mobility products.  Net sales of software for this segment increased year over year by double-digit percentages due to our investments in advanced solution sales.

•

Net sales to the Public Sector segment decreased due to lower sales to both the federal government and educational institutions.  Sales to the federal government decreased due to lower sales made under federal government contracts.  Sales to state and local government and educational institutions decreased due to lower sales to K-12 customers.  Sales of software in this segment increased year over year, but were more than offset by lower sales of servers/storage and accessories products.

Gross profit for the nine months ended September 30, 2016 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher net sales and improved invoice selling margins.  Invoice selling margins increased by 23 basis points due to a shift in both client and product mix, including increased sales of higher-margin software products.

•

Gross profit for the Large Account segment increased due to higher net sales and gross margin.  Gross margin increased due to improved invoice selling margins (115 basis points) offset partially by a decrease in agency revenues (34 basis points).

•

Gross profit for the Public Sector segment increased despite lower net sales.  Invoice selling margins increased by 37 basis points due to a shift in both product and customer mix, including increased sales of higher-margin software products.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the nine months ended September 30, 2016 compared to the comparable prior year period.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Nine Months Ended September 30,
	2016		2015
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$101.2	12.0%	$88.8	11.4%	14.0%
Large Account	59.0	8.5	51.9	7.6	13.7
Public Sector	45.1	10.8	43.4	10.1	3.9
Headquarters/Other, unallocated	9.1		9.4		(3.2)
Total	$214.4	11.0%	$193.5	10.2%	10.8%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to higher advertising expenses, incremental variable compensation associated with higher gross profits, as well as the inclusion of Softmart’s operating expenses since the acquisition on May 27, 2016.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to higher advertising expenses, incremental variable compensation associated with higher gross profits, and investments in advanced solution sales and services.

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

Income from operations for the nine months ended September 30, 2016 increased to $58.6 million, compared to $55.7 million for the comparable prior year period, due to the increase in gross profit.  Income from operations as a percentage of net sales was 3.0% for the nine months ended September 30, 2016 and 2015.

Our effective tax rate was 40.0% for the nine months ended September 30, 2016, compared to 40.3% for the comparable prior year period.  Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.  We do not expect these variations to be significant in 2016.

Net income for the nine months ended September 30, 2016 increased to $35.1 million, compared to $33.2 million for the nine months ended September 30, 2015, due to the increase in operating income.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.  We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $10.0 to $12.0 million, and payments on leases and other contractual obligations of approximately $4.5 million.  We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software.  While we have not finalized our decisions regarding the areas of future investment in our IT infrastructure, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next one to three years.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2016, we had approximately $66.9 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.    As of September 30, 2016, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 24, 2017.  Accordingly, our entire line of credit was available for borrowing at September 30, 2016.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
September 30,	2016	2015
Net cash provided by operating activities	$39.8	$25.3
Net cash used for investing activities	(42.7)	(10.1)
Net cash (used for) provided by financing activities	(10.4)	0.7
(Decrease)/increase in cash and cash equivalents	$(13.3)	$15.9

Cash provided by operating activities was $39.8 million in the nine months ended September 30, 2016.  Operating cash flow in the nine months ended September 30, 2016 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable.  Accounts receivable decreased by $19.5 million from the prior year-end balance.  Days sales outstanding increased to 42 days at September 30, 2016, compared to 40 days at September 30, 2015.  Inventory decreased from the prior year-end balance by $1.0 million due to lower levels of in-transit sales shipped but not received by our customers.  Inventory turns remained consistent at 23 turns for the third quarter of 2016 and 2015.

At September 30, 2016, we had $159.6 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be paid by cash flows from operations or short-term borrowings under the line of credit.  This amount includes $26.9 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased by $32.6 million in the nine months ended September 30, 2016 compared to the prior year period due to our acquisition of Softmart, Inc.  Capital expenditures less proceeds from the sale of disposed capital assets amount to $8.7 million in the first nine months of 2016.  These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the investments in our IT infrastructure.  The acquisition of Softmart represented a net use of cash of $34.0 million in the nine months ended September 30, 2016.

Cash used for financing activities increased by $11.1 million mainly due to a $10.6 million payment of a special $0.40 per share dividend, offset by the issuance of stock under the employee stock purchase plan.

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

Bank Line of Credit.  Our bank line of credit extends until February 2017 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.50% at September 30, 2016).  Negotiations with our current lender are in process, and we expect to renew the facility at substantially the same terms.   The one-month LIBOR rate at September 30, 2016 was 0.53%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  We did not have any borrowings under the credit facility during the quarter ended September 30, 2016.

Cash receipts are automatically applied against any outstanding borrowings.  Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments.  Borrowings under the line of credit are classified as current.

Trade Credit Agreements.  We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions.  Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $65.0 million, any outstanding financing must be fully secured by available inventory.  We do not pay any interest or discount fees on such inventory.  The related costs are borne by the suppliers as an incentive for us to purchase their products.  Amounts outstanding under such facilities, which equaled $26.9 million in the aggregate as of September 30, 2016, are recorded in accounts payable.  The inventory financed is classified as inventory on the condensed consolidated balance sheets.

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

Bank Line of Credit.  Our bank line of credit extends until February 2017 and is collateralized by our accounts receivable.  As of September 30, 2016, the entire $50.0 million facility was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  We did not have any outstanding borrowings under the credit facility during the third quarter of 2016, and accordingly, the funded debt ratio did not limit potential borrowings as of September 30, 2016.  Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted).  Such amount was calculated as $346.7 million at September 30, 2016, whereas our actual consolidated stockholders’ equity at this date was in compliance at $428.8 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 - Exhibits

Exhibit Number		Description
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company’s Vice President and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Vice President and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*		Filed herewith.
**		Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	November 4, 2016	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Date:	November 4, 2016	By:	/s/ G. WILLIAM SCHULZE
G. William Schulze
Vice President and Interim Chief Financial Officer