Form 10-K
period 2016-12-31
PC CONNECTION INC
filed 2017-03-03
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2016, based on $23.80 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $265,826,436.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 27, 2017:

Class	Number of Shares
Common Stock, $.01 par value	26,719,185

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

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams.  Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for sixteen straight years.  Over the past few years, we have received numerous awards, including the Microsoft Operational Excellence Award for delivering market-leading operational excellence, as well as being recently named to the CRN Tech Elite 250.    We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base.  We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We strive to identify the unique needs of our corporate, government, healthcare, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems.  We provide value by offering our customers efficient design, deployment, and support of their IT environments.  As of December 31, 2016, we employed 900 sales representatives, whose average tenure exceeded six years.  Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever.  These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff.  We believe that increasing our salesforce productivity is important to our future success, and we have increased our headcount and investments in this area accordingly.

In September 2016, we launched “Connection®,” uniting all of our subsidiaries into one cohesive brand, reflecting the promise of our trademark blue arc and our mission to connect people with technology that enhances growth, elevates productivity, and empowers innovation.  MoreDirect, our enterprise team, became Connection® Enterprise Solutions; PC Connection Sales Corp, our SMB-focused team, became Connection® Business Solutions; and GovConnection, our public sector team, became Connection® Public Sector Solutions.

We market our products and services through our websites: www.connection.com, www.connection.com/enterprise,  www.connection.com/publicsector, and www.macconnection.com.  Our websites provide extensive product information, customized pricing, rich content, and a digital platform for online orders.

 Additional financial information regarding our business segments and geographic data about our customers and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and in Note 13 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or the SEC.  Such reports and information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.  Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website (http://www.sec.gov) that contains such reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  We maintain a corporate website with the address www.connection.com.  We are not including the information contained in our website as part of, or incorporating by reference into, this Annual Report on Form 10-K.  We make available free of charge through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after we electronically file these materials with, or otherwise furnish them to, the SEC.

MARKET AND COMPETITION

In the fiscal year ended December 31, 2016, we generated approximately 40% of our sales from the SMB segment, 38% from medium-to-large corporate accounts (Fortune 1000), and 22% from government and educational institutions.  The overall IT market that we serve is estimated to be approximately $200 billion.

The largest segment of this market is served by local and regional “value added resellers,” or VARs, many of whom we believe are transitioning from the hardware and software products business to higher-margin IT services.  We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide IT solutions supplier.  We have also partnered with third-party technology and telecommunications service providers.  We now offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection at generally lower prices.

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

•

Offering targeted IT solutions.  Our customers seek solutions to increasingly complex IT infrastructure demands.  To better address their business needs, we have focused our solution service capabilities on seven practice areas—Converged Data Center, Networking, Mobility, Security, Cloud Solutions, Lifecycle, and Software.  These IT practice groups are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them.  We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services.  We believe we can leverage these seven practice groups to transform our company into a recognized IT solution provider, which will enable us to capture a greater share of the IT expenditures of our customers.

•

Maintaining a strong brand name and customer awareness.  Since our founding in 1982, we have built a strong brand name and customer awareness.  We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last sixteen years.  We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

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

•

Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers.  Our Converged Data Center, Networking, Mobility, Security, Cloud Solutions, Lifecycle, and Software services practice groups consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers.  Our investment in these seven practice areas is expected to increase our share of our customers’ annual IT expenditures by broadening the range of products and services they purchase from us.

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

Using our customized information system, we transmit our customer orders either to our distribution center or to our drop‑ship suppliers, depending on product availability, for processing immediately after a customer receives credit approval.  At our distribution center, we also perform custom configuration of computer systems and handheld devices as requested by our customers, which typically consists of the installation of memory, accessories, and/or software purchased.  Our customers may select the method of delivery that best meets their needs and is most cost effective, ranging from expedited overnight delivery for urgently needed items to ground freight, generally used for heavier, more bulky items.  Through our Everything Overnight™ service, orders accepted up to 7:00 p.m. Eastern Time can be shipped for overnight delivery from our distribution center.

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

Outbound Telemarketing and Field Sales.  We seek to build loyal relationships with potential high-volume customers by assigning them to individual account managers.  We believe that customers respond favorably to one-on-one relationships with personalized, well-trained account managers.  Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted catalogs and e-mails, as well as other marketing materials designed to meet each customer’s specific IT needs.  We pay most of our account managers a base annual salary plus incentive compensation.  Incentive compensation is tied generally to gross profit dollars produced by the individual account manager.  Account managers historically have significantly increased productivity after approximately twelve months of training and experience.

E-commerce Sales.  (www.connection.com, www.connection.com/enterprise, www.connection.com/publicsector, and www.macconnection.com)  We provide product descriptions and prices for generally all products online.  Our Connection website also provides updated information for more than 300,000 items.  We offer, and continuously update, selected product offerings and other special buys.  We believe our websites are important sales sources and communication tools for improving customer service.

Our MoreDirect subsidiary’s business process and operations are primarily Web-based.  Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products.  MoreDirect’s website (www.connection.com/enterprise) aggregates the current available inventories of its largest IT suppliers into a single online source for its corporate customers.  Its custom designed Internet-based system, TRAXX®, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

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

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2016	2015	2014
Sales Segment
SMB	40%	41%	42%
Large Account	38	37	35
Public Sector	22	22	23
Total	100%	100%	100%

Our brand, and each of Connection’s business segments, is supported by targeted marketing campaigns across a variety of media:

Digital.  We utilize a series of digital programs, in conjunction with advanced data analytics, to identify prospective customers and generate new leads within our existing customer base.  These programs include website, email, blog, social media, electronic catalogs, webinars, and video/multimedia promotions.

Print.  Connection produces a variety of print media, including direct mail pieces and Connected, a quarterly publication that provides informative articles on the latest technologies and industry trends.  We distribute specialty catalogs to education, healthcare, and government customers and prospective customers on a periodic basis.  The Company’s MacConnection®  brand publishes an eponymous catalog for the Apple market.  These publications showcase the depth of our in-house expertise in the marketplace and extend Connection’s brand to a wide audience of IT decision makers.

Specialty Marketing.  In addition to our digital and print marketing efforts, Connection maintains a strong presence at industry tradeshows and conventions across the country, including a number of healthcare and education IT conferences.  Connection also hosts a series of Technology Summits each year, with a focus on building stronger relationships with our customers and reinforcing our reputation as a trusted source of expertise.

Customers.  We maintain an extensive database of customers and prospects.  However, no single customer accounted for more than 2% of our consolidated revenue in 2016.  While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government were 7.5%, 6.7%, and 6.5% in 2016, 2015, and 2014, respectively.  The loss of any single customer would not have a material adverse effect on any of our business segments.  In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

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

	PERCENTAGE OF
	NET SALES
	Years Ended December 31,
	2016	2015	2014
Notebooks/Mobility	23%	23%	21%
Software	20	17	16
Servers/Storage	10	13	13
Net/Com Product	8	9	9
Other Hardware/Services	39	38	41
Total	100%	100%	100%

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

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., or Ingram, our largest supplier, accounted for approximately 21% of our total product purchases in 2016 and 2015, respectively, and 25% in 2014.  Purchases from Synnex Corporation, or Synnex, comprised 13%, 15%, and 13% of our total product purchases in 2016, 2015, and 2014, respectively.  No other vendor supplied more than 10% of our total product purchases in 2016, 2015, or 2014.  We believe that, while we may experience some short-term disruption if products from Ingram and/or Synnex become unavailable to us, alternative sources for products obtained directly from Ingram and Synnex are available to us.

Products manufactured by HP represented 20% of our net sales in 2016 and 22% in both 2015 and 2014.    We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

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

We believe that we have excellent relationships with our vendors.  We generally pay vendors within stated terms, or earlier when favorable cash discounts are offered.  We believe our high volume of purchases enables us to obtain product pricing and terms that are competitive with those available to other national IT solutions providers.  Although brand names and individual product offerings are important to our business, we believe that competitive products are available in substantially all of the merchandise categories offered by us.

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors.  At our 283,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, and process returned products.  Orders are transmitted electronically from our various sales facilities to our Wilmington distribution center after credit approval, where packaging documentation is printed automatically and order fulfillment takes place.  Our customers are given several shipping options, ranging from expedited overnight delivery through our Everything Overnight™ service to normal ground freight service.  Through our Everything Overnight™ service, orders accepted up until 7:00 p.m. Eastern Time, can be shipped from our distribution center for overnight delivery via United Parcel Service, or UPS, or FedEx Corporation.  Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers.  Our MoreDirect subsidiary generally utilizes drop shipping for substantially all product orders.  Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction.  At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period.  Products drop shipped by suppliers were 75%, 74%, and 73% of net sales in 2016, 2015, and 2014, respectively.  In future years, we expect that products drop shipped from suppliers may increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf.  Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery.  Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer.  Inventory held for such staged delivery requests aggregated $23.2 million and $27.7 million at December 31, 2016 and 2015, respectively.

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

MoreDirect has developed a custom designed Internet-based system, TRAXX®.  This system is an integrated application of sales order processing, integrated supply chain visibility, and has full Electronic Data Interchange (EDI) links with major manufacturers’ distribution partners for product information, availability, pricing, ordering, delivery, and tracking, including related accounting functions.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently. While we have not yet finalized our decisions regarding the areas of future investment in our IT infrastructure, we expect to increase our capital investments in our IT infrastructure, which if fully implemented, would likely exceed $20 million over the next one to three years.  For further discussion see “Liquidity and Capital Resources” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

COMPETITION

The direct marketing and sale of IT related products is highly competitive.  We compete with other national solutions providers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are.  We also compete with:

•	certain product manufacturers that sell directly to customers as well as some of our own suppliers, such as Apple, Dell, HP, and Lenovo;

•	software publishers, such as IBM, Microsoft, and Symantec;

•	distributors that sell directly to certain customers;

•	local and regional VARs;

•	various franchisers, office supply superstores, and national computer retailers; and

•	e-tailers, such as Amazon Web Services, with more extensive commercial online networks.

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include among others Connection®, PC Connection®, GovConnection®, MacConnection®, The Connection™, HealthConnectionTM, Mobile Connection®, Cloud Connection®, Service Connection®, ProConnection™, Education Connection®, MoreDirect®, TRAXX®, WebSPOC®, Softmart®, GlobalServeTM, Raccoon CharacterTM,  and their related logos and all iterations.  We intend to use and protect these and our other marks, as we deem necessary.  We believe our trademarks have significant value and are an important factor in the marketing of our products.  We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2016, we employed 2,501 persons (full-time equivalent), of whom 1,268 (including 368 management and support personnel) were engaged in sales-related activities, 475 were engaged in providing IT services and customer service and support, 464 were engaged in purchasing, marketing, and distribution-related activities, 102 were engaged in the operation and development of management information systems, and 192 were engaged in administrative and finance functions.  We consider our employee relations to be good.  Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

Despite the recent increase in general economic optimism, there is always a risk that heightened economic expectations may not be realized.  Economic instability may arise, and it is difficult to predict to what extent our business may be adversely affected.  However, if IT spending should again decline, we are likely to experience an adverse impact, which may be material on our business and our results of operations.

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

Our customers can access, through a cloud-based platform, business-critical solutions without the significant initial capital investment required for dedicated infrastructure.  Growing demand for the development of cloud-based solutions may reduce demand for some of our existing hardware products.  If the transition to an environment characterized by cloud-based computing and software being delivered as a service progresses, we will likely increase investments in this area before knowing whether our sales forecasts will accurately reflect customer demand for these products, services, and solutions.  We may not be able to effectively compete using these virtual distribution models.  Our inability to compete effectively with current or future virtual distribution model competitors, or adapt to a cloud-based environment, could have a material adverse effect on our business.

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

Many product suppliers provide us with advertising allowances, and in exchange, we feature their products on our website, and in our catalogs and other marketing vehicles.  These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expenses.  Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory.  In the past, we have experienced a decrease in the level of vendor consideration available to us from certain manufacturers.  The level of such consideration we receive from some manufacturers may decline in the future.  Such a decline could decrease our gross profit and have a material adverse effect on our earnings and cash flows.

Our business could be materially adversely affected by system failures, interruption, integration issues, or security lapses of our information technology systems or those of our third-party providers.

Our ability to effectively manage our business depends significantly on our information systems and infrastructure as well as, in certain instances those of our third-party providers. The failure of our current systems to operate effectively or to integrate with other systems, including integration of upgrades to better meet the changing needs of our customers, could result in transaction errors, processing inefficiencies, and the loss of sales and customers.  In addition, cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to company or customer data, denial of service attacks, the processing of fraudulent transactions, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we have in place various processes, procedures, and controls to monitor and mitigate these threats, these measures may not be sufficient to prevent a material security threat or mitigate these risks for our customers. If any of these events were to materialize, they could lead to disruption of our operations or loss of sensitive information as well as subject us to regulatory actions, litigation, or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, and cash flows.

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

Should our financial performance not meet expectations, we may be required to record a significant charge to earnings for impairment of goodwill and other intangibles.

We test goodwill for impairment each year and more frequently if potential impairment indicators arise.  Although the fair value of our SMB and Large Account reporting units substantially exceeded their carrying value at our annual impairment test, should the financial performance of a reporting unit not meet expectations due to the economy or otherwise, we would likely adjust downward expected future operating results and cash flows.  Such adjustment may result in a determination that the carrying value of goodwill and other intangibles for a reporting unit exceeds its fair value.  This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $73.6 million aggregate carrying amount of goodwill held by our SMB and Large Account reporting units, resulting in a negative effect on our results of operations.

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

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources.  The five vendors supplying the greatest amount of goods to us constituted 59% of our total product purchases in the years ended December 31, 2016 and 61% in both 2015, and 2014.  Among these five suppliers, product purchases from Ingram, our largest supplier, accounted for approximately 21% of our total product purchases in 2016 and 2015, respectively, and 25% in 2014.  Purchases from Synnex comprised 13%, 15%, and 13% of our total product purchases in 2016, 2015, and 2014, respectively.   No other vendor supplied more than 10% of our total product purchases in 2016, 2015, or 2014.  If we were unable to acquire products from Ingram or Synnex, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP represented 20% of our net sales in 2016 and 22% in both 2015 and 2014.    We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice.  Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2016 was $177.9 million.  Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

      Our success in growing our Internet business will depend in large part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing customer sophistication requires that we provide additional website features and functionality in order to be competitive in the marketplace and maintain market share. We will continue to iterate our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences. As the number of on-line users continues to grow, such growth may impact the performance of our existing Internet infrastructure.

We face uncertainties relating to unclaimed property and the collection of state sales and use tax.

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence.  Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents.  Many states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies.  Our three sales companies are registered in substantially all states, however, if a state were to determine that our earlier contacts with that state exceeded the constitutionally permitted contacts, the state could assess a tax liability relating to our prior year sales.  A multi-state unclaimed property audit continues to be in process, and total accruals for unclaimed property aggregated $0.8 million at December 31, 2016.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 56% of the outstanding shares of our common stock as of December 31, 2016.  Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting.  Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company.  Such control may result in decisions that are not in the best interest of our public stockholders.  In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted.  Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease our corporate headquarters located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, from an affiliated company, G&H Post, which is related to us through common ownership.  The initial term of the fifteen-year lease ended in November 2013, and we amended the lease in May 2014 to extend the term for an additional five years.  In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges.   The amended lease has been recorded as an operating lease in the financial statements.

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

In August 2014, we entered into a ten-year lease for a facility in Wilmington, Ohio, which houses our distribution and order fulfillment operations.  We also operate sales and support offices throughout the United States and lease facilities at these locations.  Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter.  We believe that our physical properties will be sufficient to support our anticipated needs through the next twelve months and beyond.

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

Executive Officers of PC Connection

Our executive officers and their ages as of March 3, 2017 are as follows:

Name	Age	Position
Patricia Gallup	62	Chair and Chief Administrative Officer
Timothy McGrath	58	President and Chief Executive Officer
William Schulze	56	Vice President, Interim Treasurer and Chief Financial Officer

Patricia Gallup is a co-founder of PC Connection and has served as Chair of the Board since September 1994, and as Chief Administrative Officer since August 2011.  Ms. Gallup has served as a member of our executive management team since 1982.

Timothy McGrath has served as Chief Executive Officer since August 2011, and as President since May 2010.  Mr. McGrath has served as a member of our executive management team since he joined the Company in 2005.

William Schulze has served as Interim Treasurer and Chief Financial Officer since October 2016, and as Vice President and Corporate Controller since October 2011.  From December 1998 to October 2011, Mr. Schulze served in various finance management roles at the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN.”  As of February 27, 2017, there were 26,719,185 shares of our common stock outstanding, held by approximately 61 stockholders of record.  This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2016	High	Low
Quarter Ended:
December 31	$29.40	$22.81
September 30	26.89	23.46
June 30	25.48	22.55
March 31	25.81	20.02

2015	High	Low
Quarter Ended:
December 31	$23.24	$19.95
September 30	24.82	19.50
June 30	26.88	24.04
March 31	26.74	22.27

In 2016, we declared a special cash dividend of $0.34 per share.  The total cash payment of $9.0 million was made on January 12, 2017 to stockholders of record at the close of business on December 30, 2016.  In 2015, we declared a special cash dividend of $0.40 per share.  The total cash payment of $10.6 million was made on January 12, 2016 to stockholders of record at the close of business on December 29, 2015.  We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock.  We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We did not repurchase any shares in 2015 or 2016.  As of December 31, 2016, we have repurchased an aggregate of 1,682,119 shares for $12.2 million under our Board approved 2001 repurchase program.  The maximum approximate dollar value of shares that may yet be purchased under this Board authorized program is $2.8 million.

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

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from January 1, 2011 through December 31, 2016 with the cumulative total return for (i) the Nasdaq Stock Market Composite and (ii) the Nasdaq Retail Trade Stocks (Peer Group) for the period starting January 1, 2011 and ending December 31, 2016.  This graph assumes the investment of $100 on January 1, 2011 in our common stock and in each of the two Nasdaq indices, and that dividends are reinvested.

	Base
	Period	Years Ended
Company Name / Index	11-Dec	12-Dec	13-Dec	14-Dec	15-Dec	16-Dec
PC Connection, Inc.	100.00	107.39	236.13	237.37	222.85	279.87
Nasdaq Stock Market-Composite	100.00	117.45	164.57	188.84	201.98	219.89
Nasdaq Retail Trade (Peer Index)	100.00	118.24	153.55	170.82	178.67	181.43

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share)

Consolidated Statement of Operations Data:
Net sales	$2,692,592	$2,573,973	$2,463,339	$2,221,638	$2,158,873
Cost of sales	2,321,435	2,232,954	2,139,950	1,928,638	1,876,784
Gross profit	371,157	341,019	323,389	293,000	282,089
Selling, general and administrative expenses	290,637	262,465	251,935	233,604	226,322
Special charges (1)	—	—	—	—	1,135
Income from operations	80,520	78,554	71,454	59,396	54,632
Interest expense	(67)	(87)	(86)	(149)	(166)
Other, net	—	—	─	─	41
Income before taxes	80,453	78,467	71,368	59,247	54,507
Income tax provision	(32,342)	(31,640)	(28,687)	(23,565)	(21,436)
Net income	$48,111	$46,827	$42,681	$35,682	$33,071

Basic earnings per share	$1.81	$1.77	$1.63	$1.37	$1.25
Diluted earnings per share	$1.80	$1.76	$1.61	$1.35	$1.24

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Consolidated Balance Sheet Data:
Working capital	$328,917	$330,848	$293,449	$256,376	$222,987
Total assets	686,134	639,074	539,960	500,944	468,323
Short-term debt:
Current maturities of capital lease obligation to affiliate	─	─	─	─	989
Total stockholders’ equity	433,442	392,451	354,008	319,829	291,303
Cash dividends declared per share	$0.34	$0.40	$0.40	$0.40	$0.38

(1)	Special charges in 2012 consisted of $1,135 related to an equity-based award granted upon the retirement of a former executive officer and workforce reductions.

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

To support future growth, we are expanding our IT solutions business, which requires the addition of highly-skilled service engineers.  Although we expect to realize the ultimate benefit of higher-margin service revenues under this multi-year initiative, we believe that our cost of services will increase as we add service engineers.  If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality.  While we have not yet finalized our decisions regarding the areas of future investment in our IT infrastructure, we expect to increase our capital investments in our IT infrastructure in the next one to three years, which will also likely increase SG&A expenses as assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Net sales (in millions)	$2,692.6	$2,574.0	$2,463.3
Gross margin	13.8%	13.2%	13.1%
Selling, general and administrative expenses	10.8	10.2	10.2
Income from operations	3.0	3.0	2.9

Net sales increased in 2016 by $118.6 million, or 4.6%, compared to 2015, due to increased sales in all three of our sales segments.  Our investments in advanced solution sales including our acquisition of Softmart in May 2016 led to increased sales of software.  In addition, net sales of notebooks/mobility increased as mobility continued to be a strategic focus for customers in all three segments. Gross margin (gross profit expressed as a percentage of net sales) increased significantly due to our focus on increasing sales of higher-margin advanced solution products.  SG&A expenses increased in dollars and as a percentage of net sales due to incremental variable compensation associated with higher gross profits, investments in solution sales and support personnel, and the acquisitions in 2016 of Softmart and GlobalServe.  Operating income in 2016 increased year over year in dollars, but remained unchanged as a percentage of net sales.

Sales Distribution

The following table sets forth our percentage of net sales by sales segment and product mix:

	Years Ended December 31,
	2016	2015	2014
Sales Segment
SMB	40%	41%	42%
Large Account	38	37	35
Public Sector	22	22	23
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	23%	23%	21%
Software	20	17	16
Servers/Storage	10	13	13
Net/Com Product	8	9	9
Other Hardware/Services	39	38	41
Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2016	2015	2014
Sales Segment
SMB	15.8%	15.5%	15.1%
Large Account	12.8	12.0	12.2
Public Sector	11.7	11.3	10.9
Total	13.8%	13.2%	13.1%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2016	2015	2014
Personnel costs	$226.2	$200.5	$189.7
Advertising	16.1	15.7	15.7
Facilities operations	14.2	12.7	12.0
Professional fees	8.3	7.5	7.3
Credit card fees	6.9	7.1	7.7
Depreciation and amortization	10.5	9.0	8.1
Other, net	8.4	10.0	11.4
Total	$290.6	$262.5	$251.9
Percentage of net sales	10.8%	10.2%	10.2%

Personnel costs increased in 2016 compared to 2015 due to investments in our sales force and solution sales support, increased variable compensation associated with higher gross profits, and the inclusion of the personnel costs of Softmart and GlobalServe since their respective 2016 acquisition dates.  Facilities operations increased year over year in 2016 due to the relocation of our Chicago-area facility, as lease expense for the previous facility overlapped the new lease.  We will not incur any lease expense in 2017 for the previous facility.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales increased by 4.6% to $2,692.6 million in 2016 from $2,574.0 million in 2015.  Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2016		2015
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$1,091.2	40.5%	$1,040.6	40.5%	4.9%
Large Account	1,012.0	37.6	961.0	37.3	5.3
Public Sector	589.4	21.9	572.4	22.2	3.0
Total	$2,692.6	100.0%	$2,574.0	100.0%	4.6%
Gross Profit:
SMB	$172.4	15.8%	$161.3	15.5%	6.9%
Large Account	129.6	12.8	115.0	12.0	12.7
Public Sector	69.2	11.7	64.7	11.3	7.0
Total	$371.2	13.8%	$341.0	13.2%	8.8%

•

Net sales for the SMB segment increased due to higher software and notebooks/mobility sales.  Software sales increased due to our 2016 acquisition of Softmart as well as investments in additional security and software services technical specialists.  Net sales of notebooks/mobility products increased as mobility continues to be a strategic focus for SMB customers.

•

Net sales for the Large Account segment increased due to higher sales of software, accessories, and notebooks/mobility products.  Net sales of software for this segment increased year over year by double-digit percentages due to strong demand for security and office productivity tools as well as our 2016 acquisition of Softmart.

•

Net sales to the Public Sector segment increased due to increased sales to the federal government.  Sales to the federal government grew by 16.4% due to higher sales of desktops and notebooks made under federal government contracts, while sales to state and local government and educational institutions decreased by 2.9% due to lower sales to K-12 customers.  Sales of notebooks/mobility, desktops, and software increased in this segment, but were partly offset by decreased sales of server/storage products.

Gross profit for 2016 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to an increase in net sales and gross margin.  Gross margin increased year over year due to higher invoice selling margins (24 basis points) realized on larger sales of higher-margin advance solution sales, as well as an increase in vendor early-payment discounts (3 basis points).

•

Gross profit for the Large Account segment increased due to an increase in net sales and gross margin.  Gross margin increased year over year due to higher invoice selling margins (95 basis points) associated with increased sales of higher-margin software sales, offset by lower agency revenues (32 basis points).

•

Gross profit for the Public Sector segment increased due to an increase in net sales and gross margin.  Invoice selling margins increased by 40 basis points due to increased demand for higher-margin products such as software.

Selling, general and administrative expenses in 2016 increased in dollars and as a percentage of net sales compared to the prior year.  SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2016		2015
		% of Net		% of Net	%

	Amount	Sales	Amount	Sales	Change
SMB	$130.8	12.0%	$118.4	11.4%	10.5%
Large Account	87.1	8.6	73.9	7.7	17.9
Public Sector	60.6	10.3	57.8	10.1	4.8
Headquarters/Other, unallocated	12.1		12.4		(2.4)
Total	$290.6	10.8%	$262.5	10.2%	10.7%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales.  Both increased due to incremental variable compensation associated with higher gross profits, the inclusion of Softmart’s operating expenses, and greater usage of Headquarter services.  The increase in Headquarter services was partly related to our investments in technical and engineering support provided to the SMB segment.

•

SG&A expenses for the Large Account segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to the inclusion of Softmart’s operating expenses, incremental variable compensation associated with higher gross profits, and higher usage of Headquarter services.  The increase in Headquarter services was partly related to our investments in technical and engineering support provided to the Large Account segment.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales.  Both increased due to incremental variable compensation associated with higher gross profits and greater usage of Headquarter services.  The increase in Headquarter services was partly related to our investments technical and engineering support provided to the Public Sector segment.

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

Income from operations increased by $2.0 million to $80.5 million in 2016, compared to 2015.  Income from operations as a percentage of net sales remained unchanged at 3.0% for 2016 and 2015.  The increase in operating income resulted primarily from an increase in gross profits.

Income taxes.  Our effective tax rate was 40.2% for the year ended December 31, 2016, compared to 40.3% for the year ended December 31, 2015.  Our tax rate will vary based on income apportionment to certain jurisdictions, valuation reserves, and accounting for uncertain tax positions.  However, we do not expect these variations to be significant in 2017.

Net income increased by $1.3 million to $48.1 million in 2016, from $46.8 million in 2015, principally due to the increase in operating income.

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

Selling, general and administrative expenses in 2015 increased in dollars and remained unchanged as a percentage of net sales compared to the prior year.  SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2015		2014
		% of Net		% of Net	%

	Amount	Sales	Amount	Sales	Change
SMB	$118.4	11.4%	$117.0	11.3%	1.2%
Large Account	73.9	7.7	64.9	7.6	13.7
Public Sector	57.8	10.1	59.0	10.3	(2.0)
Headquarters/Other, unallocated	12.4		11.0		12.7
Total	$262.5	10.2%	$251.9	10.2%	4..2%

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.  We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $10.0 to $12.0 million and payments on leases and other contractual obligations of approximately $4.5 million.  We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software.  While we have not finalized our decisions regarding the areas of future investment in our IT infrastructure, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next one to three years.

We expect to meet our cash requirements for 2017 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2016, we had $49.2 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.  As of December 31, 2016, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 10, 2022.  Accordingly, our entire line of credit was available for borrowing at December 31, 2016.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2016	2015	2014

Net cash provided by operating activities	$33.6	$30.9	$35.4
Net cash used for investing activities	(54.9)	(12.8)	(7.6)
Net cash (used for) provided by financing activities	(9.7)	1.2	(9.4)
(Decrease)/increase in cash and cash equivalents	$(31.0)	$19.3	$18.4

Cash provided by operating activities totaled $33.6 million in 2016.  Operating cash flow in 2016 resulted primarily from net income before depreciation and amortization and a decrease in inventory, offset partially by an increase in accounts receivable.  Accounts receivable increased year over year by $33.8 million primarily due to our $51.0 million increase in sales in the fourth quarter of 2016 compared to the prior year period.  Days sales outstanding increased to 48 days at December 31, 2016, from 44 days at December 31, 2015.  Inventory decreased year over year by $12.4 million in 2016 due primarily to better inventory management. Inventory days, which is the measure of the average number of days goods remain in inventory before being sold, decreased from 16 days at December 31, 2015, to 13 days at December 31, 2016.  Operating cash in 2015 was primarily generated by net income before depreciation and amortization and an increase in accounts payable offset by increases in accounts receivable and inventory.  Operating cash in 2014 was primarily generated by net income before depreciation and amortization partially offset by increases in accounts receivable and inventory.

At December 31, 2016, we had $177.9 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be financed by cash flows from operations or short-term borrowings under the line of credit.  This amount includes $33.1 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities increased $42.1 million in 2016, compared to 2015 due to our acquisitions of Softmart, Inc. and GlobalServe, Inc.  Cash used to purchase property and equipment less proceeds from the sale of equipment amounted to $11.9 million in 2016, compared to $12.3 million in 2015, and $7.6 million in 2014, respectively.  These expenditures were primarily related to capitalized internally-developed software in connection with the investments in our IT infrastructure, and in 2015, included our investment in a distribution center. The acquisitions of Softmart and GlobalServe represented a net use of cash of $31.9 million and $11.1 million, respectively, for the year ended December 31, 2016.

Cash used for financing activities decreased $10.9 million in 2016, compared to 2015.  Financing uses of cash included dividends of $10.6 million declared in December 2015 and paid in January 2016.  Cash provided by financing activities in 2015 related primarily to proceeds of $0.9 million from the issuance of stock under our employee stock purchase plan.  Financing uses of cash included dividends of $10.5 million in 2014.  In January 2017, the Company paid a dividend of $9.0 million which was declared in December 2016.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.75% at December 31, 2016).  The one-month LIBOR rate at December 31, 2016 was 0.77%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  We did not have any borrowings under the credit facility during the year ended December 31, 2016.

In February of 2017, we renewed our credit facility, extending the expiration date to February 10, 2022, at which time any amounts outstanding become due.  The credit facility was renewed with substantially the same terms and conditions as with the preceding agreement.

Cash receipts are automatically applied against any outstanding borrowings.  Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments.  Borrowings under the line of credit are classified as current.  At December 31, 2016, the entire $50.0 million facility was available for borrowing.

Trade Credit Agreements.  We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions.  Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $65.0 million, any outstanding financing must be fully secured by available inventory.  We do not pay any interest or discount fees on such inventory.  The related costs are borne by the suppliers as an incentive for us to purchase their products.  Amounts outstanding under such facilities, which equaled $33.1 million in the aggregate as of December 31,

2016, are recorded in accounts payable.  The inventory financed is classified as inventory on the consolidated balance sheet.

Contractual Obligations.  The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2016 (in thousands):

	Payments Due By Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Operating lease obligations (1)	$17,910	4,454	6,350	3,808	3,298

(1)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $1.0 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above.  See Note 9 to the Consolidated Financial Statements for a discussion on income taxes.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  As of December 31, 2016, the entire $50.0 million facility was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  We did not have any outstanding borrowings under the credit facility during the fourth quarter of 2015, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2016.  Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $250.0 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended March 31, 2012 (loss quarters not counted).  Such amount was calculated at December 31, 2016, as $353.2 million, whereas our actual consolidated stockholders’ equity at this date was $433.4 million.  Under our renewed credit facility, Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016.

Trade Credit Agreements.  These agreements contain similar financial ratios and operational covenants and restrictions as those contained in our bank line of credit described above.  Such agreements also contain cross-default provisions whereby a default under the bank agreement would also constitute a default under these agreements.  Financing under these agreements is limited to the purchase of specific branded products from authorized suppliers, and amounts outstanding must be fully collateralized by inventories of those products on hand.  The net amount outstanding under such agreements as of December 31, 2016 was $33.1 million.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise.  Revenue is recognized at delivery and a reserve for sales returns is recorded.  We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses.  At December 31, 2016, we recorded sales reserves of $3.7 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.  At December 31, 2015, we recorded sales reserves of $3.2 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $30.2 million, $24.2 million, and $25.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions.  If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income.  Our trade receivables are charged off in the period in which they are deemed uncollectible.  Recoveries of trade receivables previously charged are recorded when received.  Write offs of customer and vendor receivables totaled $0.3 million in 2016, and $1.0 million in 2015.

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

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or market, whichever is lower.  Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory.  The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand.  Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings.  Our obsolescence charges have ranged between $4.0 million and $5.3 million per annum.  Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

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

Our Large Account and SMB segments hold $66.2 million and $7.4 million of goodwill, respectively.  We concluded that the fair values of the two reporting units and the domain name each substantially exceeded the respective carrying value, and accordingly, an impairment was not identified in the annual test.  While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying values of those remaining assets in our Large Account and SMB segments.  Please see Note 3, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our discounted cash flow analysis.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.  In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate.  We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.  Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable.  We did not have any borrowings against our line of credit during the year ended December 31, 2016.  Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not applicable.

Item 8.  Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

As discussed in Note 2 to the consolidated financial statements of this Annual Report on Form 10-K, we acquired substantially all of the assets Softmart, Inc. on May 27, 2016 in an asset purchase agreement, whose financial statements reflect total assets and revenue constituting 7% and 4% respectively, of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2016.  As a result of the timing of the acquisition and as permitted by the Securities and Exchange Commission, management has excluded internal controls at Softmart from its assessment of the internal control over financial reporting as of December 31, 2016.

Based on our assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2016.  This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Softmart, which was acquired on May 27, 2016 and whose financial statements reflect total assets and revenues constituting 7% and 4%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Softmart.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 3, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 3, 2017

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the quarter ended December 31, 2016, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 3 of Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on May 17, 2017 (the “Proxy Statement”) is incorporated herein by reference.  We anticipate filing the Proxy Statement within 120 days after December 31, 2016.  With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

(b)Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.1(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.2(10)	Amended and Restated Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2(4)*	Amended and Restated 1997 Stock Incentive Plan.
10.3(21)*	Amended and Restated 2007 Stock Incentive Plan, as amended.
10.4(23)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.5(9)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.
10.6(9)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.
10.7(15)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.8(15)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.9(17)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.
10.10(19)*	Executive Bonus Plan, as amended.
10.11(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.12(11)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.
10.13(7)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
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

10.17(8)

Second Amendment, dated May 9, 2004, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.18(8)

Third Amendment, dated May 27, 2005, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.19(18)

Fourth Amendment, dated May 11, 2006, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.20(18)

Fifth Amendment, dated September 19, 2010, to the Agreement for Inventory Financing between the Registrant and its subsidiaries Merrimack Services Corporation, GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.21(18)	Sixth Amendment, dated January 10, 2012, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.
10.22	Seventh Amendment, dated July 16, 2014, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.
10.23	Eighth Amendment, dated July 13, 2015, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.24	Ninth Amendment, dated January 4, 2017, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.
10.25	Agreement for Credit, dated January 1, 2014, by and among the Registrant, and its subsidiaries PC Connection Sales Corporation, GovConnection, Inc., and MoreDirect, Inc., and Castle Pines Capital LLC.
10.26(16)

Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.27

First Amendment, dated December 24, 2013, to the Third Amended and Restated Credit and Security Agreement, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.28(24)

Second Amendment, dated February 10, 2017, to the Third Amended and Restated Credit and Security Agreement, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.29(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.
10.30(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.31(14)	Amendment No. 2 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.32(20)	Amendment No. 3, dated May 9, 2014, to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.33(12)	Lease between the Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located at Merrimack, New Hampshire.
10.34(22)	Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3188 Progress Way, Building 11, Wilmington, Ohio.
10.35(3)	Lease between ComTeq Federal, Inc. and Rockville Office/Industrial Associates dated December 14, 1993, for property located at 7503 Standish Place, Rockville, Maryland.
10.36(3)

First Amendment, dated November 1, 1996, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.37(3)

Second Amendment, dated March 31, 1998, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, for property located in Rockville, Maryland.

10.38(3)

Third Amendment, dated August 31, 2000, to the Lease Agreement between ComTeq Federal, Inc. and Rockville Office/Industrial Associates, dated December 14, 1993, property located in Rockville, Maryland.

10.39(6)

Fourth Amendment, dated November 20, 2002, to the Lease Agreement between GovConnection, Inc. (formerly known as ComTeq Federal, Inc.) and Metro Park I, LLC (formerly known as Rockville Office/Industrial Associates), dated December 14, 1993, for property located in Rockville, Maryland.

10.40(8)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.41(13)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.42(17)	Seventh Amendment, dated May 21, 2012, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Vice President, and Interim Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2

Certification of the Company’s Vice President, and Interim Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Label Linkbase Document.
101.PRE **	XBRL Taxonomy Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(4)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(5)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 30, 2006.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 10, 2007.
(10)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(11)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 12, 2008.
(12)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 11, 2008.
(13)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2008.
(14)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 16, 2009.
(15)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2010.
(16)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on February 28, 2012.
(17)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 8, 2012.
(18)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 4, 2013.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 29, 2013.

(20)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 9, 2014.
(21)	Incorporated by reference from exhibits filed with the Company's current report on Form 8-K, filed on May 27, 2014.
(22)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 31, 2014.
(23)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 21, 2015.
(24)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 16, 2017.

*     Management contract or compensatory plan or arrangement.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 3, 2017
	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY MCGRATH
Timothy McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2017

/s/ WILLIAM SCHULZE
William Schulze	Vice President, Interim Treasurer and Chief Financial Officer	March 3, 2017

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	March 3, 2017

/s/ JOSEPH BAUTE
Joseph Baute	Vice Chairman of the Board	March 3, 2017

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	March 3, 2017

/s/ BARBARA DUCKETT
Barbara Duckett	Director	March 3, 2017

/s/ JACK FERGUSON
Jack Ferguson	Director	March 3, 2017

/s/ DAVID HALL
David Hall	Director	March 3, 2017

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PC Connection, Inc.

Merrimack, New Hampshire

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PC Connection, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 3, 2017

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$49,180	$80,188
Accounts receivable, net	411,883	356,145
Inventories	90,535	102,780
Income taxes receivable	2,120	1,575
Prepaid expenses and other current assets	5,453	4,254
Deferred income taxes	—	7,909
Total current assets	559,171	552,851
Property and equipment, net	39,402	32,227
Goodwill	73,602	51,276
Other intangibles, net	12,586	1,668
Other assets	1,373	1,052
Total Assets	$686,134	$639,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$177,862	$166,516
Accrued expenses and other liabilities	31,047	36,207
Accrued payroll	21,345	19,280
Total current liabilities	230,254	222,003
Deferred income taxes	19,602	21,615
Other liabilities	2,836	3,005
Total Liabilities	252,692	246,623
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	─	─
Common Stock, $.01 par value, 100,000 shares authorized, 28,465 and 28,353 issued, 26,609 and 26,498 outstanding at December 31, 2016 and 2015, respectively	285	284
Additional paid-in capital	111,081	109,161
Retained earnings	337,938	298,868
Treasury stock at cost, 1,856 shares at December 31, 2016 and 2015	(15,862)	(15,862)
Total Stockholders’ Equity	433,442	392,451
Total Liabilities and Stockholders’ Equity	$686,134	$639,074

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,

	2016	2015	2014
Net sales	$2,692,592	$2,573,973	$2,463,339
Cost of sales	2,321,435	2,232,954	2,139,950
Gross profit	371,157	341,019	323,389
Selling, general and administrative expenses	290,637	262,465	251,935
Income from operations	80,520	78,554	71,454
Interest expense	(67)	(87)	(86)
Income before taxes	80,453	78,467	71,368
Income tax provision	(32,342)	(31,640)	(28,687)
Net income	$48,111	$46,827	$42,681

Earnings per common share:
Basic	$1.81	$1.77	$1.63
Diluted	$1.80	$1.76	$1.61

Shares used in computation of earnings per common share:
Basic	26,528	26,398	26,246
Diluted	26,719	26,616	26,512

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - January 1, 2014	28,056	$281	$104,932	$230,478	(1,856)	$(15,862)	$319,829
Issuance of common stock under stock incentive plans	49	─	356	─	─	─	356
Issuance of common stock under Employee Stock Purchase Plan	35	─	753	─	─	─	753
Stock-based compensation expense	─	─	929	─	─	─	929
Nonvested stock awards	59	1	(1)	─	─	─	─
Shares withheld for taxes paid on stock awards	─	─	(578)	─	─	─	(578)
Tax benefit from stock-based compensation	─	─	565	─	─	─	565
Dividend payment	─	─	─	(10,527)	─	─	(10,527)
Net income	─	─	─	42,681	─	─	42,681
Balance - December 31, 2014	28,199	282	106,956	262,632	(1,856)	(15,862)	354,008
Issuance of common stock under stock incentive plans	41	1	436	—	─	─	437
Issuance of common stock under Employee Stock Purchase Plan	39	—	875	—	─	─	875
Stock-based compensation expense	—	—	994	—	─	─	994
Nonvested stock awards	74	1	(1)	—	─	─	—
Shares withheld for taxes paid on stock awards	—	—	(660)	—	─	─	(660)
Tax benefit from stock-based compensation	—	—	561	—	─	─	561
Dividend declaration	—	—	—	(10,591)	─	─	(10,591)
Net income	—	—	—	46,827	─	─	46,827
Balance - December 31, 2015	28,353	284	109,161	298,868	(1,856)	(15,862)	392,451
Issuance of common stock under stock incentive plans	11	—	135	—	—	—	135
Issuance of common stock under Employee Stock Purchase Plan	39	—	961	—	—	—	961
Stock-based compensation expense	—	—	1,049	—	—	—	1,049
Nonvested stock awards	62	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(737)	—	—	—	(737)
Tax benefit from stock-based compensation	—	—	513	—	—	—	513
Dividend declaration	—	—	—	(9,041)	—	—	(9,041)
Net income	—	—	—	48,111	—	—	48,111
Balance - December 31, 2016	28,465	$285	$111,081	$337,938	(1,856)	$(15,862)	$433,442

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$48,111	$46,827	$42,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,453	8,961	8,092
Stock-based compensation expense	1,049	994	929
Provision for doubtful accounts	360	1,097	1,383
Deferred income taxes	3,506	2,652	1,212
Loss on disposal of fixed assets	92	44	14
Excess tax benefit from exercise of equity awards	(513)	(552)	(556)
Changes in assets and liabilities:
Accounts receivable	(33,835)	(64,215)	(11,359)
Inventories	12,401	(11,863)	(11,776)
Prepaid expenses and other current assets	(1,274)	(285)	1,829
Other non-current assets	(321)	(328)	(4)
Accounts payable	(3,012)	41,324	202
Accrued expenses and other liabilities	(3,431)	6,206	2,751
Net cash provided by operating activities	33,586	30,862	35,398
Cash Flows from Investing Activities:
Cash paid for acquisitions	(42,990)	—	—
Purchases of property and equipment	(11,885)	(12,337)	(7,609)
Purchase of intangible assets	—	(450)	—
Proceeds from sale of equipment	—	—	13
Net cash used for investing activities	(54,875)	(12,787)	(7,596)
Cash Flows from Financing Activities:
Dividend payment	(10,591)	—	(10,527)
Issuance of stock under Employee Stock Purchase Plan	961	875	753
Excess tax benefit from exercise of equity awards	513	552	556
Exercise of stock options	135	437	356
Payment of payroll taxes on stock-based compensation through shares withheld	(737)	(660)	(578)
Net cash (used for) provided by financing activities	(9,719)	1,204	(9,440)
(Decrease) increase in cash and cash equivalents	(31,008)	19,279	18,362
Cash and cash equivalents, beginning of year	80,188	60,909	42,547
Cash and cash equivalents, end of year	$49,180	$80,188	$60,909

Non-cash Investing and Financing Activities:
Accrued capital expenditures	109	504	205
Dividend declaration	9,041	10,591	—
Supplemental Cash Flow Information:
Income taxes paid	$29,740	$30,371	$24,219

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise.  Revenue is recognized at delivery and a reserve for sales returns is recorded.  We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses.  At December 31, 2016, we recorded sales reserves of $3,709 and $220 as components of accounts receivable and accrued expenses, respectively.  At December 31, 2015, we recorded sales reserves of $3,235 and $178 as components of accounts receivable and accrued expenses, respectively.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $30,234, $24,158, and $25,696 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.  The carrying value of our cash equivalents approximates fair value.  The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days.  All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents.  Amounts due from banks for credit card transactions classified as cash equivalents totaled $4,345 and $6,786 at December 31, 2016 and 2015, respectively.

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

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising consideration.  This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against SG&A expenses.  Advertising consideration that cannot be associated with a specific program or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales.  Our vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, we classify substantially all vendor consideration as a reduction of cost of sales rather than a reduction of advertising expense.  Advertising expense, which is classified as a component of SG&A expenses, totaled $16,083, $15,689, and $15,767, for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Note 3 describes the annual impairment methodology that we employ on January 1st of each year in calculating the recoverability of goodwill and non-amortizing intangibles.  This same impairment test is performed at other times during the course of a year should an event occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base.  No single customer accounted for more than 2% of total net sales in 2016, 2015, and 2014.  While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government as a percentage of total net sales were 7.5%, 6.7%, and 6.5% in 2016, 2015, and 2014, respectively.

Product purchases from Ingram Micro, Inc. (“Ingram”), our largest supplier, accounted for approximately 21% of our total product purchases in 2016 and 2015, respectively, and 25% in 2014.  Purchases from Synnex Corporation (“Synnex”) comprised 13%, 15%, and 13% of our total product purchases in 2016, 2015, and 2014, respectively.  No other vendor supplied more than 10% of our total product purchases in 2016, 2015, or 2014.  We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram and Synnex are available to us.

Products manufactured by HP represented 20% of our net sales in 2016 and 22% in both 2015 and 2014.    We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2016	2015	2014
Numerator:
Net income	$48,111	$46,827	$42,681
Denominator:
Denominator for basic earnings per share	26,528	26,398	26,246
Dilutive effect of employee stock awards	191	218	266
Denominator for diluted earnings per share	26,719	26,616	26,512
Earnings per share:
Basic	$1.81	$1.77	$1.63
Diluted	$1.80	$1.76	$1.61

For the years ended December 31, 2016, 2015, and 2014, the following outstanding nonvested stock units and stock options were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	2016	2015	2014
Employee stock awards	—	—	98

Comprehensive Income

We had no items of comprehensive income, other than our net income for each of the periods presented.

Recently Issued Financial Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the mandatory effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We are in the process of determining the effect that the adoption will have on our consolidated financial statements. Based on our analysis to date, we have reached the following tentative conclusions regarding the new standard and how we expect it to affect our consolidated financial statements and related disclosures:

•	We expect to adopt the standard in the first quarter of 2018 and will not early adopt.

•

We expect to use the full restrospective method. Such method provides that upon applying the new standard, prior periods will be retrospectively adjusted and the cumulative effect of the change recognized in the opening retained earnings as of January 1, 2016.

•	We believe that since substantially all of our revenue is contractual, substantially all of our revenue falls within the scope of ASU No. 2014-09, as amended.

•

As discussed above, our hardware and software revenue is generally recognized on a gross basis upon delivery. Upon adoption of the new standard, we do not expect this to change. However, we are continuing to analyze each of our material revenue streams to determine any changes that may be required under the new standard.

•

As discussed above, we hold inventories not available for sale related to certain product sales transactions in which we are warehousing the product and will be deploying the product to our clients’ designated locations subsequent to period-end. We are currently still evaluating the effect of the new standard on our inventories not available for sale to identify the differing performance conditions within the underlying contracts and to determine if a portion of revenue under the contracts should be recognized at an earlier point in time than we are recognizing under current accounting standards.

•	We expect that our disclosures in our notes to our consolidated financial statements related to revenue recognition will be significantly expanded under the new standard.

Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2018. A substantial amount of work remains to be completed due to the complexity of the new standard, the application of judgment, and the requirement for the use of estimates in applying the new standard, as well as the volume of our client portfolio and the related terms and conditions of our contracts that must be reviewed.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for the Company prospectively beginning January 1, 2017, with early adoption permitted. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and deferred tax assets are required to be classified as non-current on the consolidated balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt ASU 2015-17 on January 1, 2016, prospectively, as permitted, and reclassified $7,909 of current deferred tax assets to non-current liabilities upon adoption of the standard. The prior reporting period was not retroactively adjusted. The adoption of the guidance had no impact on the Company’s condensed consolidated statements of income and comprehensive income.

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

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, however, early adoption is allowed. We do not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  ASU 2017-04 is effective for us beginning January 1, 2020 for both interim and annual reporting periods.  We are currently assessing the potential impact of the adoption of ASC 2017-04 on our consolidated financial statements.

2.    ACQUISITIONS

Softmart Acquisition

On May 27, 2016, we acquired substantially all of the assets of Softmart Inc. (“Softmart”), a global supplier of information technology and software services solutions.  The purchase of Softmart is consistent with our strategy to expand our software services capabilities.  Under the terms of the asset purchase agreement, we paid $31,889, net of cash acquired, and allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.  The excess of the purchase price over the net assets acquired represents potential synergies from Softmart’s customer base and its assembled workforce of sales representatives and software service specialists that we acquired in the transaction.  This excess of purchase price over the aggregate fair values was recorded as goodwill.  We incurred $357 of transaction costs in 2016 related to the acquisition which we have reported in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2016.  The operating results of Softmart have been included in the SMB and Large Accounts segments since the acquisition date.  Softmart’s revenues and income from operations were not material to our consolidated results, and accordingly, we have not presented Softmart’s revenues or operating results on a pro forma basis.

The following table reflects components of the net assets acquired and liabilities assumed at fair value as of the closing date.

Purchase Price
Allocation
Current assets	$22,812
Fixed assets	343
Goodwill	14,314
Customer relationships	11,300
Total assets acquired	48,769
Acquired liabilities	(16,252)
Net assets acquired	32,517
Less cash acquired	(628)
Purchase price at closing, net of cash acquired	$31,889

We recorded goodwill of $7,366 and $6,948 in our SMB and Large Account segments, respectively, and the aggregate is expected to be fully deductible for tax purposes.

GlobalServe Acquisition

On October 11, 2016, we acquired the outstanding common shares of GlobalServe, Inc. (“GlobalServe”), which has developed an internet portal tool that simplifies customers’ global IT procurement.  Under the terms of the stock purchase agreement, we paid $11,101, net of cash acquired.   The purchase of GlobalServe allows us to service our customers’ global IT needs through their OneSource internet portal with consistent delivery, reporting, pricing, and logistics.  We allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition and recorded the excess of purchase price over the aggregate fair values as goodwill.  The initial allocation of the purchase price was based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period and completion of the valuation of intangible assets.  Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date.  We believe that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but we are waiting for additional information necessary to finalize fair value. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  Final determination of the fair value may result in further adjustments to the values presented below.  We incurred $118 of transaction costs in 2016 related to the acquisition which we have reported in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2016.  We have included the operating results of GlobalServe in the Large Account segment since the acquisition date.  GlobalServe’s revenues and income from operations were not material to our consolidated results, and accordingly, we have not presented GlobalServe’s revenues or operating results on a pro forma basis.

The following table reflects components of the net assets acquired and liabilities assumed at fair value as of the closing date.  The fair values of the intangibles were determined through a third-party valuation using management estimates, which have not been finalized.

Purchase Price
Allocation
Current assets	$1,486
Fixed assets	4,609
Goodwill	8,012
Customer relationships	900
Total assets acquired	15,007
Acquired liabilities	(734)
Deferred taxes, unrecognized tax benefits	(2,390)
Net assets acquired	11,883
Less cash acquired	(782)
Purchase price at closing, net of cash acquired	$11,101

We recorded $8,012 of goodwill as a result of our acquisition of GlobalServe in our Large Account segment.  None of the goodwill related to this acquisition will be deductible for tax purposes.

k

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill and intangible assets with indefinite lives are subject to an annual impairment test and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value.  For goodwill, a two-step quantitative test is performed at a reporting unit level which requires, under the first step, that the fair value of a reporting unit is determined and compared to the reporting unit’s carrying value, including goodwill.  To assess the fair value of a reporting unit, both income and market valuation approaches are used.  If the fair value is determined to be less than the carrying value, the second step is performed to measure the amount, if any, of the impairment.

Our annual impairment test of an indefinite-lived domain name and goodwill is set as of the first day of the year.  Goodwill is held by our Large Account and SMB reporting units. The fair value of the domain name and the Large Account and SMB reporting units each substantially exceeded the respective carrying value, and accordingly, an impairment was not identified in the annual test.  We also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying values of the reporting unit or the domain name were in excess of the respective fair values during the year ended December 31, 2016.

To determine the fair value of our reporting units, we considered operating results and future projections, as well as changes in the Company’s overall market capitalization.    The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates.  Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends.  The discount rate used is a "market participant" weighted average cost of capital ("WACC").  For our computation of fair value as of January 1,

2016, we used a WACC rate of 10.9%, and estimated terminal growth rate at 5.0% and working capital requirements at 7.5% of revenues.    The carrying amount of goodwill for the periods presented is detailed below:

Balance at December 31, 2015	SMB	Large Account	Public Sector	Total
Goodwill, gross	$1,173	$51,276	$7,634	$60,083
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$—	$51,276	$—	$51,276

Balance at December 31, 2016	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Intangible Assets

At December 31, 2016, our intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization.  In addition, we acquired in 2016 customer relationships from our Softmart and GlobalServe acquisitions, which will be amortized on a straight-line basis over their estimated useful lives of 10 years.  Our remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets.  Intangible assets and related accumulated amortization are detailed below:

		December 31, 2016			December 31, 2015
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer List	8	$3,400	$2,861	$539	$3,400	$2,499	$901
Tradename	5	1,190	1,111	79	1,190	873	317
Customer Relationships	10	12,200	682	11,518	—	—	—
Total Intangible Assets		$16,790	$4,654	$12,136	$4,590	$3,372	$1,218

In 2016, 2015, and 2014, we recorded amortization expense of $1,281, $735, and $901, respectively.  The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows:

For the Years Ended December 31,
2017	$1,582
2018	1,441
2019	1,256
2020	1,220
2021	1,220
2022 and thereafter	5,417
$12,136

4.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2016	2015
Trade	$384,709	$328,319
Vendor returns, consideration and other	33,020	33,064
Due from employees	173	155
Due from affiliates	—	61
Total Gross Accounts Receivable	417,902	361,599
Allowances for:
Sales returns	(3,709)	(3,235)
Doubtful accounts	(2,310)	(2,219)
Accounts Receivable, net	$411,883	$356,145

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2016	2015
Computer software, including licenses and internally-developed software	$69,006	$61,468
Furniture and equipment	31,218	28,663
Leasehold improvements	7,300	8,124
Total	107,524	98,255
Accumulated depreciation and amortization	(68,122)	(66,028)
Property and equipment, net	$39,402	$32,227

We recorded depreciation and amortization expense for property and equipment of $9,172, $8,226, and $7,191 in 2016, 2015, and 2014, respectively.

6.    BANK BORROWINGS

 We have a $50,000 credit facility collateralized by our receivables that expires February 10, 2022.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.75% at December 31, 2016).  The one-month LIBOR rate at December 31, 2016 was 0.77%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had no outstanding bank borrowings in 2016 or 2015, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

In February of 2017, we renewed our credit facility, extending the expiration date to February 10, 2022, at which time any amounts outstanding become due.  The credit facility was renewed with substantially the same terms and conditions as with the preceding agreement.

7.    TRADE CREDIT AGREEMENTS

At December 31, 2016 and 2015, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $65,000.  The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions.  We do not pay any interest or discount fees on such inventory.  At December 31, 2016 and 2015, accounts payable included $33,061 and $23,044, respectively, owed to these financial institutions.

8.    STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”).  Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series.  Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board.  There were no preferred shares outstanding at December 31, 2016 or 2015.

Share Repurchase Authorization

In 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock.  We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We did not repurchase any shares in the three years ended December 31, 2016.  As of December 31, 2016, we have repurchased an aggregate of 1,682 shares for $12,233 under our repurchase program, and the maximum approximate dollar value of shares that may yet be purchased under this program is $2,767.  In 2014, our Board of Directors approved a new share repurchase program authorizing up to $15,000 in share repurchases.  There is no fixed termination date for this new repurchase program.  Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions.  We intend to complete the 2001 repurchase program before repurchasing shares under the new program.  The timing and amount of any share repurchases will be based on market conditions and other factors.

Dividend Payments

The following table summarizes our special cash dividends declared in the three years ended December 31, 2016:

	2016	2015	2014
Dividend per share	$0.34	$0.40	$0.40
Stockholder record date	12/30/2016	12/29/2015	12/01/2014
Total dividend	$9,041	$10,591	$10,527
Payment date	1/12/2017	1/12/2016	12/15/2014

The dividends paid in January 2016 and 2017 were included in accrued expenses and other liabilities at December 31, 2015 and 2016, respectively.  We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In November 1997, the Board adopted and our stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”).  Under the terms of the 1997 Plan, we were authorized, for a ten-year period, to grant stock options, nonvested stock, and other stock-based awards.  The 1997 Plan expired in November 2007.  Under such plan, options to purchase 107 shares remained outstanding as of December 31, 2016.

In 2007, the Board adopted and our stockholders approved the 2007 Stock Incentive Plan.  In 2010, the Board adopted and our stockholders approved the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”), which among other things, extended the term of the 2007 Plan to 2020.  In May 2016, our stockholders approved an amendment to the 2007 Plan, which authorized the issuance of 1,700 shares of common stock.  Under the terms of the 2007 Plan, we are authorized for a ten-year period to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants.  As of December 31, 2016, there were 194 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and our stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”).  The Purchase Plan authorizes the issuance of common stock to participating employees.  Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period.  An aggregate of 1,138 shares of common stock has been reserved for issuance under the Purchase Plan, of which 1,067 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed.  We value grants with multiple vesting periods as a single award, estimate expected forfeitures based upon historical patterns of employee turnover, and record share-based compensation as a component of SG&A expenses.  In 2014 and 2016, we granted nonvested stock units. No equity awards were granted in 2015, however, in previous years both nonvested stock awards and stock options were granted.

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

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2016:

	2016	2015	2014
Nonvested units	$1,049	$994	$946
Stock options	—	—	(17)
Pre-tax compensation expense	1,049	994	929
Tax benefit	(420)	(398)	(355)
Net effect on net income	$629	$596	$574

We have historically settled stock option exercises with newly issued common shares.  The intrinsic value of options exercised in 2016, 2015, and 2014 was $156, $553, and $732, respectively.  The following table sets forth our stock option activity in 2016:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding, January 1, 2016	168	$11.24	2.39	$1,911
Exercised	(11)	13.13
Outstanding, December 31, 2016	157	$11.12	1.44	$2,670
Vested and expected to vest	157	$11.12	1.44	$2,670

In 2014 and 2016, we issued nonvested stock units that settle in stock and vest over periods up to fifteen years.  No awards were issued in 2015.  Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of our common stock on the grant date.  The following table summarizes our nonvested stock unit activity in 2016:

	Nonvested Stock Units
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2016	383	$16.45
Granted	117	24.72
Vested	(90)	12.62
Canceled	(56)	21.62
Nonvested at December 31, 2016	354	19.34

The weighted-average grant-date fair value of nonvested stock units granted in 2014 was $22.50.  No awards were granted in 2015.  The total fair value of nonvested stock units that vested in 2016, 2015, and 2014 was $2,348, $2,287, and $1,854, respectively.  Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $6,037 as of December 31, 2016, and is expected to be recognized over a weighted-average period of approximately 7.7 years.

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

	2016	2015	2014
Units issued	23	95	99
Compensation expense	$1,973	$2,054	$1,428

9.    INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$23,923	$23,872	$22,612
State	4,913	5,116	4,863
Total current	28,836	28,988	27,475
Deferred:
Federal	2,920	2,220	991
State	586	432	221
Total deferred	3,506	2,652	1,212
Net provision	$32,342	$31,640	$28,687

The components of the deferred taxes at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Provisions for doubtful accounts	$751	$879
Inventory costs capitalized for tax purposes	157	177
Inventory valuation reserves	331	652
Sales return reserves	218	190
Deductible expenses, primarily employee-benefit related	745	713
Accrued compensation	2,662	2,999
State tax liability	110	235
Revenue deferral	565	797
Other	1,076	1,276
Compensation under non-statutory stock option agreements	499	565
State tax loss carryforwards	618	505
Federal benefit for uncertain state tax positions	480	641
Total gross deferred tax assets	8,212	9,629
Less: Valuation allowance	(485)	(383)
Net deferred tax assets	7,727	9,246

Deferred tax liabilities:
Goodwill and other intangibles	(17,776)	(15,868)
Property and equipment	(9,553)	(7,084)
Total gross deferred tax liabilities	(27,329)	(22,952)
Net deferred tax liability	$(19,602)	$(13,706)

Current deferred tax assets	$—	$7,909
Noncurrent deferred tax liability	(19,602)	(21,615)
Net deferred tax liability	$(19,602)	$(13,706)

We have state net operating loss carryforwards aggregating $951 at December 31, 2016 representing state tax benefits, net of federal taxes, of approximately $618.  These loss carryforwards are subject to between five, fifteen, and twenty-year carryforward periods, with $8 expiring after 2017, $6 expiring after 2018, $5 expiring after 2019, $2 expiring after 2021, and $927 expiring beyond 2022.  We have provided valuation allowances of $485 and $383 at December 31, 2016 and 2015, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that we believe are not likely to be realized.  The net change in the total valuation allowance reflects a $102, $70, and $64 increase in 2016, 2015, and 2014, respectively.  The valuation allowance was increased in 2016, 2015, and 2014 to offset the corresponding increase to the deferred tax asset associated with state net operating loss carryforwards.

A reconciliation of our 2016, 2015, and 2014 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2016	2015	2014
Federal income taxes, at statutory tax rate	$28,159	$27,463	$24,979
State income taxes, net of federal benefit	3,947	3,962	3,459
Nondeductible expenses	602	538	503
Other–net	(366)	(323)	(254)
Tax provision	$32,342	$31,640	$28,687

We file one consolidated U.S. Federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions.  The Internal Revenue Service completed its review of the income tax return for the 2012 tax year with no changes to the reported tax.  The tax years 2012-2015 remain open to examination by the major state taxing jurisdictions in which we file.  The tax years 2013-2015 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2016, 2015, and 2014, is as follows:

	2016	2015	2014
Balance at January 1,	$869	$892	$1,008
Additions on tax positions of prior years	—	106	—
Lapses of applicable statute of limitations	(185)	(129)	(116)
Balance at December 31,	$684	$869	$892

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits.  During the years ended December 31, 2016, 2015, and 2014, we recognized interest and penalties totaling $62, $110, and $80, respectively.  At December 31, 2016 and 2015, accrued interest aggregated $693 and $967, respectively, and accrued penalties aggregated $171 and $218, respectively.  As of December 31, 2016 and 2015, all unrecognized tax benefits and the related interest and penalties, if recognized, would favorably affect our effective tax rate.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statutes of limitations, or other reasons in the next twelve months.

10.    EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees.  No contributions to the profit-sharing element of the plan were made by us in 2016, 2015, or 2014.  We made matching contributions to the employee savings element of such plan of $2,320, $2,034, and $1,873 in 2016, 2015, and 2014, respectively.

11.    COMMITMENTS AND CONTINGENCIES

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

Future aggregate minimum annual lease payments under these leases at December 31, 2016 are as follows:

Year Ended December 31,	Related Parties	Others	Total
2017	$1,511	$2,943	$4,454
2018	1,299	2,776	4,075
2019	—	2,275	2,275
2020	—	2,321	2,321
2021	—	1,487	1,487
2022 and thereafter	—	3,298	3,298

Total rent expense aggregated $4,753, $4,904, and $4,322 for the years ended December 31, 2016, 2015, and 2014, respectively, under the terms of the operating leases described above.  Such amounts included $1,640, $1,633, and $1,639 in 2016, 2015, and 2014, respectively, paid to related parties.

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

We are subject to audits by states on sales and income taxes, unclaimed property, employment matters, and other assessments.  While management believes that known and estimated liabilities have been adequately provided for, it is too early to determine the ultimate outcome of such audits, which could be assessed, and such outcomes could have a material negative impact on our financial position, results of operations, and cash flows.

12.    OTHER RELATED-PARTY TRANSACTIONS

As described in Note 11, we lease certain facilities from related parties.  Other related-party transactions include the transactions summarized below.  Related parties consist primarily of affiliated companies related to us through common ownership.

	2016	2015	2014
Revenue:
Sales of services to affiliated companies	$159	$177	$118

13.    SEGMENT AND RELATED DISCLOSURES

The internal reporting structure used by our chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments.  Our CODM is our Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of operating income.

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

In May 2016, we acquired Softmart, a global supplier of information technology and software services solutions.  We have included the operating results for Softmart in our SMB and Large Account segments from May 27, 2016, the closing date of the acquisition.  The external sales and operating results of Softmart since the date of acquisition were immaterial to our consolidated results.

In October 2016, we acquired GlobalServe, which has developed a industry-leading tool that simplifies customers’ global IT procurement.  We have included the operating results for GlobalServe in our Large Account segment from October 11, 2016, the closing date of the acquisition.  The external sales and operating results of GlobalServe since the date of acquisition were immaterial to our consolidated results.

Net sales presented below exclude inter-segment product revenues.  Segment information applicable to our reportable operating segments for the years ended December 31, 2016, 2015, and 2014 is shown below:

	Years Ended December 31,

	2016	2015	2014
Net sales:
SMB	$1,091,182	$1,040,586	$1,037,620
Large Account	1,011,990	961,013	850,796
Public Sector	589,420	572,374	574,923
Total net sales	$2,692,592	$2,573,973	$2,463,339
Operating income (loss):
SMB	$41,596	$42,855	$39,608
Large Account	42,504	41,234	39,229
Public Sector	8,561	6,879	3,621
Headquarters/Other	(12,141)	(12,414)	(11,004)
Total operating income	80,520	78,554	71,454
Interest expense	(67)	(87)	(86)
Income before taxes	$80,453	$78,467	$71,368
Selected operating expense:
Depreciation and amortization:
SMB	$425	$24	$5
Large Account	1,784	1,297	1,368
Public Sector	160	156	124
Headquarters/Other	8,084	7,484	6,595
Total depreciation and amortization	$10,453	$8,961	$8,092
Total assets:
SMB	$240,665	$207,147
Large Account	361,431	320,633
Public Sector	95,278	73,374
Headquarters/Other	(11,240)	37,920
Total assets	$686,134	$639,074

The assets of our operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles.  Goodwill of $66,236 and $7,366 is held by our Large Account and SMB segments, respectively, for the year ended December 31, 2016.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment.  Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $49,937 and $36,752 for the years ended December 31, 2016 and 2015, respectively.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Substantially, all of our sales in 2016, 2015, and 2014 were made to customers located in the United States.  Shipments to customers located in foreign countries were not more than 2% of total net sales in 2016, 2015, and 2014.  All of our assets at December 31, 2016 and 2015 were located in the United States.  Our primary target customers are SMBs, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts.  No single customer accounted for more than 2% of total net sales in 2016, 2015, or 2014.  While no single agency of the federal government comprised more than 2% of total sales, aggregate sales to the federal government were 7.5%, 6.7%, and 6.5% in 2016, 2015, and 2014, respectively.

14.     QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2016 and 2015.  This information has been prepared on the same basis as the annual financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document.  The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Net sales	$572,394	$676,165	$708,485	$735,548
Cost of sales	490,201	582,291	611,518	637,425
Gross profit	82,193	93,874	96,967	98,123
Selling, general and administrative expenses	67,029	72,864	74,522	76,222
Income from operations	15,164	21,010	22,445	21,901
Interest expense	(14)	(12)	(27)	(14)
Income before taxes	15,150	20,998	22,418	21,887
Income tax provision	(6,087)	(8,540)	(8,825)	(8,890)
Net income	$9,063	$12,458	$13,593	$12,997
Earnings per common share:
Basic	$0.34	$0.47	$0.51	$0.49
Diluted	$0.34	$0.47	$0.51	$0.49
Weighted average common shares outstanding:
Basic	26,499	26,501	26,542	26,569
Diluted	26,671	26,691	26,736	26,738

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Net sales	$581,259	$627,622	$680,769	$684,323
Cost of sales	503,646	544,635	592,201	592,472
Gross profit	77,613	82,987	88,568	91,851
Selling, general and administrative expenses	63,434	63,364	66,707	68,960
Income from operations	14,179	19,623	21,861	22,891
Interest expense	1	(39)	(29)	(20)
Income before taxes	14,180	19,584	21,832	22,871
Income tax provision	(5,596)	(7,955)	(8,831)	(9,258)
Net income	$8,584	$11,629	$13,001	$13,613
Earnings per common share:
Basic	$0.33	$0.44	$0.49	$0.51
Diluted	$0.32	$0.44	$0.49	$0.51
Weighted average common shares outstanding:
Basic	26,346	26,363	26,423	26,459
Diluted	26,593	26,616	26,622	26,632

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2014	$3,060	32,882	(32,719)	$3,223
Year Ended December 31, 2015	$3,223	30,289	(30,277)	$3,235
Year Ended December 31, 2016	$3,235	32,909	(32,435)	$3,709

Allowance for Doubtful Accounts
Year Ended December 31, 2014	$2,265	1,383	(1,513)	$2,135
Year Ended December 31, 2015	$2,135	1,097	(1,013)	$2,219
Year Ended December 31, 2016	$2,219	360	(269)	$2,310

S-1