Form 10-Q
period 2017-03-31
PC CONNECTION INC
filed 2017-05-08
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2017

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

YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of May 1, 2017 was 26,761,076.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$65,755	$49,180
Accounts receivable, net	378,453	411,883
Inventories	99,973	90,535
Prepaid expenses and other current assets	5,604	5,453
Income taxes receivable	953	2,120
Total current assets	550,738	559,171
Property and equipment, net	38,650	39,402
Goodwill	73,602	73,602
Other intangibles, net	12,151	12,586
Other assets	1,351	1,373
Total Assets	$676,492	$686,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$171,866	$177,862
Accrued expenses and other liabilities	24,079	31,047
Accrued payroll	15,572	21,345
Total current liabilities	211,517	230,254
Deferred income taxes	19,640	19,602
Other liabilities	2,600	2,836
Total Liabilities	233,757	252,692
Stockholders’ Equity:
Common stock	286	285
Additional paid-in capital	112,941	111,081
Retained earnings	345,370	337,938
Treasury stock, at cost	(15,862)	(15,862)
Total Stockholders’ Equity	442,735	433,442
Total Liabilities and Stockholders’ Equity	$676,492	$686,134

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$670,594	$572,394
Cost of sales	583,861	490,201
Gross profit	86,733	82,193
Selling, general and administrative expenses	75,281	67,029
Income from operations	11,452	15,164
Interest income (expense)	19	(14)
Income before taxes	11,471	15,150
Income tax provision	(4,039)	(6,087)
Net income	$7,432	$9,063

Earnings per common share:
Basic	$0.28	$0.34
Diluted	$0.28	$0.34

Shares used in computation of earnings per common share:
Basic	26,697	26,499
Diluted	26,866	26,671

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$7,432	$9,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,855	2,416
Provision for doubtful accounts	545	(103)
Stock-based compensation expense	183	289
Deferred income taxes	38	34
Excess tax benefit from exercise of equity awards	—	(32)
Changes in assets and liabilities:
Accounts receivable	32,885	67,942
Inventories	(9,438)	5,431
Prepaid expenses and other current assets	1,016	(1,928)
Other non-current assets	22	(128)
Accounts payable	(6,177)	(52,359)
Accrued expenses and other liabilities	(3,936)	(7,156)
Net cash provided by operating activities	25,425	23,469
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,487)	(2,078)
Net cash used for investing activities	(1,487)	(2,078)
Cash Flows from Financing Activities:
Dividend payment	(9,041)	(10,591)
Exercise of stock options	1,678	—
Excess tax benefit from exercise of equity awards	—	32
Payment of payroll taxes on stock-based compensation through shares withheld	—	(40)
Net cash used for financing activities	(7,363)	(10,599)
Increase in cash and cash equivalents	16,575	10,792
Cash and cash equivalents, beginning of period	49,180	80,188
Cash and cash equivalents, end of period	$65,755	$90,980

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$291	$578
Supplemental Cash Flow Information:
Income taxes paid	$1,546	$7,638

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”).  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through the date of issuance of these financial statements.  The operating results for the three months ended March 31, 2017 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2017.

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

•

We expect to use the full retrospective method. Such method provides that upon applying the new standard, prior periods will be retrospectively adjusted and the cumulative effect of the change recognized in the opening retained earnings as of January 1, 2016.

•	We believe that since substantially all of our revenue is contractual, substantially all of our revenue falls within the scope of ASU No. 2014-09, as amended.

•

Our hardware and software revenue is generally recognized on a gross basis upon delivery. Upon adoption of the new standard, we do not expect this to change. However, we are continuing to analyze each of our revenue streams to determine any changes that may be required under the new standard.

•

We hold inventories not available for sale related to certain product sales transactions in which we are warehousing the product and will be deploying the product to our clients’ designated locations subsequent to period-end. We are currently evaluating the effect of the new standard on our inventories not available for sale to identify the differing performance obligations within the underlying contracts and to determine if a portion of revenue under the contracts should be recognized at an earlier point in time than we are recognizing under current accounting standards.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently assessing the potential impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  ASU 2017-04 is effective for us beginning January 1, 2020 for both interim and annual reporting periods.  We are currently assessing the potential impact of the adoption of ASC 2017-04 on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under prior standards, the market amount required consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for the Company prospectively beginning January 1, 2017. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The primary impact of our adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. Accordingly, we recorded discrete income tax benefits in the consolidated statements of income of $656 during the three months ended March 31, 2017, for excess tax benefits related to equity compensation. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as was previously required.  We adopted the cash flow presentation that requires presentation of excess tax benefits within operating activities on a prospective basis. Additionally, under ASU 2016-09, we have elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares also had no impact to any of the periods presented in our condensed consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2017	2016
Numerator:
Net income	$7,432	$9,063
Denominator:
Denominator for basic earnings per share	26,697	26,499
Dilutive effect of employee stock awards	169	172
Denominator for diluted earnings per share	26,866	26,671
Earnings per share:
Basic	$0.28	$0.34
Diluted	$0.28	$0.34

For the three months ended March 31, 2017 and 2016, the following outstanding nonvested stock units were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended
March 31,	2017	2016
Employee stock based awards	$—	$117

Note 3–Acquisitions

Softmart Acquisition

On May 27, 2016, we acquired substantially all of the assets of Softmart Inc. (“Softmart”), a global supplier of information technology and software services solutions.  The purchase of Softmart is consistent with our strategy to expand our software services capabilities.  Under the terms of the asset purchase agreement, we paid $31,889, net of cash acquired, and allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.  The excess of the purchase price over the net assets acquired represents potential synergies from Softmart’s customer base and its assembled workforce of sales representatives and software service specialists that we acquired in the transaction.  This excess of purchase price over the aggregate fair values was recorded as goodwill.  We incurred $357 of transaction costs in 2016 related to the acquisition which we reported in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2016.  The operating results of Softmart have been included in the SMB and Large Accounts segments since the acquisition date.  Softmart’s revenues and income from operations were not material to our consolidated results, and accordingly, we have not presented Softmart’s revenues or operating results on a pro forma basis.

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

GlobalServe Acquisition

On October 11, 2016, we acquired the outstanding common shares of GlobalServe, Inc. (“GlobalServe”), which has developed an internet portal tool that simplifies customers’ global IT procurement.  Under the terms of the stock purchase agreement, we paid $11,101, net of cash acquired.   The purchase of GlobalServe allows us to service our customers’ global IT needs through their OneSource internet portal with consistent delivery, reporting, pricing, and logistics.  We allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition and recorded the excess of purchase price over the aggregate fair values as goodwill.  In 2016 we incurred $118 of transaction costs related to the acquisition which we reported in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2016.  We have included the operating results of GlobalServe in the Large Account segment since the acquisition date.  GlobalServe’s revenues and income from operations were not material to our consolidated results, and accordingly, we have not presented GlobalServe’s revenues or operating results on a pro forma basis.

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

In May 2016, we acquired Softmart, a global supplier of information technology and software services solutions.  We have included the operating results of Softmart in our SMB and Large Account segments.

In October 2016, we acquired GlobalServe, which has developed an industry-leading tool that simplifies customers’ global IT procurement.  We have included the operating results for GlobalServe in our Large Account segment.  The external sales and operating results of GlobalServe were immaterial to our consolidated results.

Segment information applicable to our reportable operating segments for the three months ended March 31, 2017 and 2016 is shown below:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net sales:
SMB	$273,633	$261,246
Large Account	252,918	200,109
Public Sector	144,043	111,039
Total net sales	$670,594	$572,394
Operating income (loss):
SMB	$8,607	$11,321
Large Account	9,057	7,190
Public Sector	(2,613)	(150)
Headquarters/Other	(3,599)	(3,197)
Total operating income	11,452	15,164
Interest income (expense)	19	(14)
Income before taxes	$11,471	$15,150
Selected operating expense:
Depreciation and amortization:
SMB	$154	$9
Large Account	594	306
Public Sector	39	40
Headquarters/Other	2,068	2,061
Total depreciation and amortization	$2,855	$2,416
Total assets:
SMB	$245,049
Large Account	376,478
Public Sector	69,504
Headquarters/Other	(14,539)
Total assets	$676,492

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment.  Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $31,853 as of March 31, 2017.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 6–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our accounts receivable that expires February 10, 2022.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.00% at March 31, 2017).  The one-month LIBOR rate at March 31, 2017 was 0.98%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  Our bank line of credit does not include restrictions on future dividend payments.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had no outstanding bank borrowings at March 31, 2017 or December 31, 2016, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At March 31, 2017 and December 31, 2016, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $75,000.  The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions.  We do not pay any interest or discount fees on such inventory.  At March 31, 2017 and December 31, 2016, accounts payable included $24,239 and $33,061, respectively, owed to these financial institutions.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.  We therefore caution you against undue reliance on any of these forward-looking statements.  Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed.  We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	2017	2016
Net sales (in millions)	$670.6	$572.4
Gross margin	12.9%	14.4%
Selling, general and administrative expenses	11.2%	11.7%
Income from operations	1.7%	2.7%

Net sales in the first quarter of 2017 increased year over year by $98.2 million, or 17.2%, compared to the first quarter of 2016, due to increased sales in all three sales segments.  Softmart, acquired in May 2016, contributed $28.0 million of the year-over-year increase.  Our investments in advanced solution sales led to increased sales of software, mobility, and net/com products.    SG&A expenses increased year over year in dollars, but decreased as a percentage of net sales due to higher net sales in the first quarter of 2017, compared to the prior year quarter.   Operating income in the first quarter of 2017 decreased year over year in dollars and as a percentage of net sales compared to the prior year period due to lower gross margins and higher SG&A.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended
	2017	2016
Sales Segment
SMB	41%	46%
Large Account	38	35
Public Sector	21	19
Total	100%	100%

Product Mix
Notebooks/Mobility	22%	24%
Software	19	17
Servers/Storage	9	11
Net/Com Product	9	8
Other Hardware/Services	41	40
Total	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
	2017	2016
Sales Segment
SMB	15.3%	15.9%
Large Account	12.5	13.1
Public Sector	9.2	12.8
Total	12.9%	14.4%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended
	2017	2016
Personnel costs	$58.9	$52.7
Advertising	3.1	4.2
Facilities operations	3.5	3.2
Professional fees	2.1	1.7
Credit card fees	1.7	1.5
Depreciation and amortization	2.9	2.4
Other, net	3.1	1.3
Total	$75.3	$67.0
Percentage of net sales	11.2%	11.7%

Year-Over-Year Comparisons

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2017		2016
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$273.6	40.8%	$261.3	45.6%	4.7%
Large Account	252.9	37.7	200.1	35.0	26.4
Public Sector	144.1	21.5	111.0	19.4	29.7
Total	$670.6	100.0%	$572.4	100.0%	17.2%
Gross Profit:
SMB	$41.8	15.3%	$41.7	15.9%	0.3%
Large Account	31.6	12.5	26.3	13.1	20.2
Public Sector	13.3	9.2	14.2	12.8	(6.4)
Total	$86.7	12.9%	$82.2	14.4%	5.5%

Net sales increased in the first quarter of 2017 compared to the first quarter of 2016, as explained below:

•

Net sales for the SMB segment increased due to higher sales of software and notebook/mobility products.  Software sales increased by $10.4 million due to the inclusion of revenue from Softmart Inc., which we acquired on May 27, 2016, and due to our investments in advanced solution sales including security and software services.  Net sales of notebooks/mobility products increased by $6.7 million as mobility continues to be a strategic focus for SMB customers.

•

Net sales for the Large Account segment increased significantly due to an increase in large project rollouts.  Sales of software, servers and net/com products each increased by double-digit rates in the quarter.  On a dollar basis, software and net/com products increased by $20.8 and $7.7 million, respectively in the first quarter.

•

Net sales to the Public Sector segment increased significantly in the quarter.  Net sales to the federal government increased by $21.9 million due to a large project rollout to the federal government.  Net sales to state and local government and educational institutions increased by $11.1 million due to higher sales to higher education and K-12 customers.  Sales of desktops, software, and net/com products in this segment each increased year over year.

Gross profit for the first quarter of 2017 increased year over year in dollars, but decreased as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher net sales.  Invoice selling margins decreased by 70 basis points due to a shift in both client and product mix, which included increased sales of lower-margin mobility products.  The decrease in invoice selling margins was partially offset by higher agency revenues (5 basis points).

•

Gross profit for the Large Account segment increased due to higher net sales.  Invoice selling margins decreased by 57 basis points and agency revenues decreased by 9 basis points in the quarter.  We attribute the decline in invoice selling margins to a shift in product mix and an increase in large project rollouts, which generally carry lower gross margins.

•

Gross profit for the Public Sector segment decreased despite higher net sales.  Invoice selling margins decreased by 356 basis points due to a shift in sales mix to lower-margin desktops and notebooks, including a large federal customer project rollout.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the first quarter of 2017 compared to the prior year quarter.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Three Months Ended March 31,
	2017		2016
		% of		% of Net
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$33.2	12.1%	$30.3	11.6%	9.6%
Large Account	22.6	8.9	19.1	9.6	18.3
Public Sector	15.9	11.1	14.4	13.0	10.4
Headquarters/Other, unallocated	3.6		3.2		12.5
Total	$75.3	11.2%	$67.0	11.7%	12.4%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales.  The year-over year increase in SG&A dollars and as a percentage of net sales was due to the inclusion of $1.6 million of Softmart operating expenses and higher usage of Headquarter services of $1.4 million.  The increase in Headquarter services was related to our investments in technical and engineering support provided to the SMB segment.

•

SG&A expenses for the Large Account segment increased in dollars, but decreased as a percentage of net sales.  The year-over-year increase in SG&A dollars was due to the inclusion of $2.0 million of operating expenses for Softmart and Globalserve and $0.9 million of incremental variable compensation associated with higher gross profits.  The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Public Sector segment increased in dollars, but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was due to $0.7 million of increased investments in our advanced solution salesforce and $0.7 million of higher usage of Headquarter services.    The increase in Headquarter services was related to our investments in technical and engineering support provided to the Public Sector segment.  The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Headquarters/Other group increased slightly due to an increase in unallocated executive oversight costs.  The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management.  Most of the operating costs associated with such corporate headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the first quarter of 2017 decreased to $11.5 million, compared to $15.2 million for the first quarter of 2016, due to the increase in SG&A.  Income from operations as a percentage of net sales was 1.7% for the first quarter of 2017, compared to 2.7% of net sales for the prior year quarter.

Our effective tax rate was 35.2% for the first quarter of 2017, compared to 40.2% for the first quarter of 2016.  Our effective tax rate was mainly impacted by the recognition of excess tax benefit associated with stock based compensation exercised during the first quarter of 2017.

Net income for the first quarter of 2017 decreased to $7.4 million, compared to $9.1 million for the first quarter of 2016, due to the decrease in operating income.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.  We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $10.0 to $12.0 million, and payments on leases and other contractual obligations of approximately $5.0 million.  We have undertaken a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software.  While we have not finalized our decisions regarding the areas of future investment in our IT infrastructure, the incremental capital costs of such a project, if fully implemented, would likely exceed $20.0 million over the next one to three years.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2017, we had approximately $65.8 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.    As of March 31, 2017, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 10, 2022.  Accordingly, our entire line of credit was available for borrowing at March 31, 2017.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
	2017	2016
Net cash provided by operating activities	$25.4	$23.5
Net cash used for investing activities	(1.5)	(2.1)
Net cash used for financing activities	(7.3)	(10.6)
Increase in cash and cash equivalents	$16.6	$10.8

Cash provided by operating activities was $25.4 million in the three months ended March 31, 2017.  Operating cash flow in the three months ended March 31, 2017 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable, partially offset by an increase in inventory and a decrease in accounts payable.  Accounts receivable decreased by $32.9 million from the prior year-end balance.  Days sales outstanding increased to 48 days at March 31, 2017, compared to 41 days at March 31, 2016.  Inventory increased from the prior year-end balance by $9.4 million due to higher levels of in-transit sales shipped but not received by our customers.  Inventory turns increased to 25 turns for the first quarter 2017 compared to 19 turns for the prior year quarter.

At March 31, 2017, we had $171.9 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be paid by cash flows from operations or short-term borrowings under the line of credit.  This amount includes $24.2 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased by $0.6 million in the three months ended March 31, 2017 compared to the prior year period due to reduced purchases of property and equipment.  These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the investments in our IT infrastructure.

Cash used for financing activities in the three months ended March 31, 2017 resulted primarily due to a $9.0 million payment of a special $0.34 per share dividend, offset by $1.6 million of proceeds from the exercise of stock options.  Whereas in the prior year period, financing activities represented a $10.6 million payment of a special $0.40 per share dividend.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.00% at March 31, 2017).       The one-month LIBOR rate at March 31, 2017 was 0.98%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  We did not have any borrowings under the credit facility during the quarter ended March 31, 2017.

Cash receipts are automatically applied against any outstanding borrowings.  Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments.  Borrowings under the line of credit are classified as current.

Trade Credit Agreements.  We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions.  Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $75.0 million, any outstanding financing must be fully secured by available inventory.  We do not pay any interest or discount fees on such inventory.  The related costs are borne by the suppliers as an incentive for us to purchase their products.  Amounts outstanding under such facilities, which equaled $24.2 million in the aggregate as of March 31, 2017, are recorded in accounts payable.  The inventory financed is classified as inventory on the condensed consolidated balance sheets.

Operating Leases.   We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements that have or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations.  The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016 have not materially changed since the report was filed.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  As of March 31, 2017, the entire $50.0 million facility was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Our bank line of credit does not include restrictions on future dividend payments.  Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  We did not have any outstanding borrowings under the credit facility during the first quarter of 2017, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2017.  Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted).  Such amount was calculated as $356.9 million at March 31, 2017, whereas our actual consolidated stockholders’ equity at this date was in compliance at $442.7 million.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.  These policies include revenue recognition, accounts receivable, vendor allowances, inventory, and the value of goodwill and long-lived assets, including intangibles.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.   No material changes have occurred in our market risks since December 31, 2016.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A - Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	May 8, 2017	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	May 8, 2017	By:	/s/ WILLIAM SCHULZE
William Schulze
Vice President, Interim Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)