Form 10-K/A
period 2016-12-31
PC CONNECTION INC
filed 2017-05-23
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ___     Accelerated filer ✓      Non-accelerated filer ___ (Do not check if a smaller reporting company) Smaller reporting company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

PC Connection, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2017 (the “Original Filing”), solely for the purposes of (i) amending the signature page of the Original Filing, which did not specify that the Company’s Interim Chief Financial Officer was signing the report in his capacity as both the Company’s Principal Financial Officer and Principal Accounting Officer, and (ii) correcting a typographical error on the cover page relating to the documents incorporated by reference. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, Item 15 of Part IV has been restated in its entirety solely for the purpose of including new certifications by the Company’s Principal Executive Officer and Principal Financial Officer, which are filed as Exhibits 31.3 and 31.4 to this Amendment.  Except as described above, we have not modified or updated the disclosures presented in the Original Filing and this Amendment does not reflect events occurring after the date of the Original Filing.  This Amendment should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the date of the Original Filing.

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

10.40(8)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.41(13)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.42(17)	Seventh Amendment, dated May 21, 2012, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Vice President, and Interim Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3+	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4+	Certification of the Company’s Vice President, and Interim Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

+     Filed herewith.

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
Date: May 22, 2017
	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY MCGRATH
Timothy McGrath	President and Chief Executive Officer (Principal Executive Officer)	May 22, 2017

/s/ WILLIAM SCHULZE
William Schulze	Vice President, Interim Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2017