Form 10-Q
period 2017-06-30
PC CONNECTION INC
filed 2017-08-04
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2017

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of July 31, 2017 was 26,784,512.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$28,131	$49,180
Accounts receivable, net	426,439	411,883
Inventories	118,226	90,535
Prepaid expenses and other current assets	5,517	5,453
Income taxes receivable	4,604	2,120
Total current assets	582,917	559,171
Property and equipment, net	39,601	39,402
Goodwill	73,602	73,602
Other intangibles, net	11,759	12,586
Other assets	5,450	1,373
Total Assets	$713,329	$686,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$187,343	$177,862
Accrued expenses and other liabilities	27,358	31,047
Accrued payroll	19,669	21,345
Total current liabilities	234,370	230,254
Deferred income taxes	19,766	19,602
Other liabilities	2,068	2,836
Total Liabilities	256,204	252,692
Stockholders’ Equity:
Common stock	286	285
Additional paid-in capital	113,746	111,081
Retained earnings	358,955	337,938
Treasury stock, at cost	(15,862)	(15,862)
Total Stockholders’ Equity	457,125	433,442
Total Liabilities and Stockholders’ Equity	$713,329	$686,134

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$749,792	$676,165	$1,420,386	$1,248,559
Cost of sales	650,122	582,291	1,233,983	1,072,492
Gross profit	99,670	93,874	186,403	176,067
Selling, general and administrative expenses	77,230	72,864	152,511	139,893
Income from operations	22,440	21,010	33,892	36,174
Interest income (expense)	9	(12)	28	(26)
Income before taxes	22,449	20,998	33,920	36,148
Income tax provision	(8,864)	(8,540)	(12,903)	(14,627)
Net income	$13,585	$12,458	$21,017	$21,521

Earnings per common share:
Basic	$0.51	$0.47	$0.79	$0.81
Diluted	$0.51	$0.47	$0.78	$0.81

Shares used in computation of earnings per common share:
Basic	26,761	26,501	26,729	26,500
Diluted	26,893	26,691	26,879	26,681

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$21,017	$21,521
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	5,710	4,803
Provision for doubtful accounts	613	131
Stock-based compensation expense	385	645
Deferred income taxes	164	27
Excess tax benefit from exercise of equity awards	—	(32)
Changes in assets and liabilities:
Accounts receivable	(15,169)	(10,370)
Inventories	(27,691)	(9,558)
Prepaid expenses and other current assets	(2,548)	(1,192)
Other non-current assets	(4,077)	(26)
Accounts payable	8,930	10,457
Accrued expenses and other liabilities	2,908	596
Net cash (used for) provided by operating activities	(9,758)	17,002
Cash Flows from Investing Activities:
Purchases of equipment	(4,531)	(5,782)
Cash paid for Softmart	—	(33,983)
Net cash used for investing activities	(4,531)	(39,765)
Cash Flows from Financing Activities:
Dividend payment	(9,041)	(10,591)
Exercise of stock options	1,678	—
Issuance of stock under Employee Stock Purchase Plan	603	473
Excess tax benefit from exercise of equity awards	—	32
Payment of payroll taxes on stock-based compensation through shares withheld	—	(40)
Net cash used for financing activities	(6,760)	(10,126)
Decrease in cash and cash equivalents	(21,049)	(32,889)
Cash and cash equivalents, beginning of period	49,180	80,188
Cash and cash equivalents, end of period	$28,131	$47,299

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$662	$338
Supplemental Cash Flow Information:
Income taxes paid	$15,705	$15,658

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through the date of issuance of these financial statements.  The operating results for the three and six months ended June 30, 2017 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2017.

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

Recently Issued Financial Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the mandatory effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in its first quarter of 2018. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the second period for which it applies the new standard. We are in the process of determining the effect that the adoption will have on our consolidated financial statements. Based on our analysis to date, we have reached the following tentative conclusions regarding the new standard and how we expect it to affect our consolidated financial statements and related disclosures:

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

•

Our hardware revenue is generally recognized on a gross basis upon delivery. Upon adoption of the new standard, we do expect to recognize revenue at an earlier point in time than we are recognizing under current accounting standards for contracts where shipping term are FOB shipping point. However, we are continuing to analyze each of our software and other revenue streams to determine any changes that may be required under the new standard.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under prior standards, the market amount required consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. We adopted the standard in the first quarter of 2017 and applied the provisions prospectively. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The primary impact of our adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. Accordingly, we recorded discrete income tax benefits in the consolidated statements of income of $656 during the six months ended June 30, 2017, for excess tax benefits related to equity compensation. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as was previously required.  We adopted the cash flow presentation that requires presentation of excess tax benefits within operating activities on a prospective basis. Additionally, under ASU 2016-09, we have elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares also had no impact to any of the periods presented in our condensed consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2017	2016	2017	2016
Numerator:
Net income	$13,585	$12,458	$21,017	$21,521
Denominator:
Denominator for basic earnings per share	26,761	26,501	26,729	26,500
Dilutive effect of employee stock awards	132	190	150	181
Denominator for diluted earnings per share	26,893	26,691	26,879	26,681
Earnings per share:
Basic	$0.51	$0.47	$0.79	$0.81
Diluted	$0.51	$0.47	$0.78	$0.81

For the three and six months ended June 30, 2017 and 2016, the following outstanding nonvested stock units were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
June 30,	2017	2016	2017	2016
Employee stock based awards	$—	$80	$—	$92

Note 3–Acquisitions

Softmart Acquisition

On May 27, 2016, we acquired substantially all of the assets of Softmart Inc. (“Softmart”), a global supplier of information technology and software services solutions.  The purchase of Softmart is consistent with our strategy to expand our software services capabilities.  Under the terms of the asset purchase agreement, we paid $31,889, net of cash acquired, and allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.  The excess of the purchase price over the net assets acquired represents potential synergies from Softmart’s customer base and its assembled workforce of sales representatives and software service specialists that we acquired in the transaction.  This excess of purchase price over the aggregate fair values was recorded as goodwill.  We incurred $357 of transaction costs in 2016 related to the acquisition which we reported in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2016.  The operating results of Softmart have been included in the SMB and Large Accounts segments.  Softmart’s revenues and income from operations were not material to our consolidated results, and accordingly, we have not presented Softmart’s revenues or operating results on a pro forma basis.

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

In May 2016, we acquired Softmart, a global supplier of information technology and software services solutions.  The second quarter 2016 results for the SMB and Large Account have been revised to reflect the segment methodology used in our 2016 10-K. Under this revise reporting, Softmart’s operating results that were formerly included in the SMB segment are now allocated between the SMB and Large Account segments.  We have included the operating results of Softmart in our SMB and Large Account segments.

In October 2016, we acquired GlobalServe, which has developed an industry-leading tool that simplifies customers’ global IT procurement.  We have included the operating results for GlobalServe in our Large Account segment.  The external sales and operating results of GlobalServe were immaterial to our consolidated results.

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2017 and 2016 is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net sales:
SMB	$296,420	$270,962	$570,053	$532,208
Large Account	302,077	269,482	554,995	469,591
Public Sector	151,295	135,721	295,338	246,760
Total net sales	$749,792	$676,165	$1,420,386	$1,248,559
Operating income (loss):
SMB	$11,280	$10,794	$19,887	$22,115
Large Account	14,331	12,166	23,388	19,356
Public Sector	(11)	1,112	(2,624)	962
Headquarters/Other	(3,160)	(3,062)	(6,759)	(6,259)
Total operating income	22,440	21,010	33,892	36,174
Interest income (expense)	9	(12)	28	(26)
Income before taxes	$22,449	$20,998	$33,920	$36,148
Selected operating expense:
Depreciation and amortization:
SMB	$149	$59	$303	$68
Large Account	548	366	1,142	672
Public Sector	42	41	81	81
Headquarters/Other	2,116	1,922	4,184	3,982
Total depreciation and amortization	$2,855	$2,388	$5,710	$4,803
Total assets:
SMB			$243,312
Large Account			377,992
Public Sector			70,938
Headquarters/Other			21,087
Total assets			$713,329

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment.  Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $25,756 as of June 30, 2017.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 6–Bank Borrowing and Trade Credit Arrangements

We have a $50,000 credit facility collateralized by our accounts receivable that expires February 10, 2022.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.25% at June 30, 2017).  The one-month LIBOR rate at June 30, 2017 was 1.22%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  Our bank line of credit does not include restrictions on future dividend payments.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had no outstanding bank borrowings at June 30, 2017 or December 31, 2016, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

At June 30, 2017 and December 31, 2016, we had security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  The agreements allow a collateralized first position in certain branded products in our inventory financed by the financial institutions up to an aggregated amount of $75,000.  The cost of such financing under these agreements is borne by the suppliers by discounting their invoices to the financial institutions.  We do not pay any interest or discount fees on such inventory.  At June 30, 2017 and December 31, 2016, accounts payable included $27,916 and $33,061, respectively, owed to these financial institutions.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software.  We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users.  However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role.  We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs.  We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products.  Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs.  By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers.  Through our Technology Solutions Group, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects.  Such service offerings carry higher margins than traditional product sales.  Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins.  We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

The primary challenges we continue to face in effectively managing our business are (1) increasing our revenues while at the same time improving our gross margin in all three segments, (2) recruiting, retaining, and improving the productivity of our sales personnel, and (3) effectively controlling our selling, general and administrative, or SG&A, expenses while making major investments in our IT systems and solution selling personnel, especially in relation to changing revenue levels.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Net sales (in millions)	$749.8	$676.2	$1,420.4	$1,248.6
Gross margin	13.3%	13.9%	13.1%	14.1%
Selling, general and administrative expenses	10.3%	10.8%	10.7%	11.2%
Income from operations	3.0%	3.1%	2.4%	2.9%

Net sales in the second quarter of 2017 increased year over year by $73.6 million, or 10.9%, compared to the second quarter of 2016, due to increased revenues in all three sales segments.  Softmart, which we acquired in May 2016, contributed about a third of the year-over-year growth.  Net sales of software, networking, and desktops grew year over year by 15%, 25%, and 6%, respectively. SG&A expenses increased year over year in dollars, but decreased as a percentage of net sales due to higher net sales in the second quarter of 2017, compared to the prior year quarter.  The increase in SG&A expenses was primarily due to higher personnel costs.  Operating income in the second quarter of 2017 increased year over year in dollars, but decreased as a percentage of net sales compared to the prior year period due to lower gross margins and higher SG&A.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Sales Segment
SMB	40%	40%	40%	43%
Large Account	40	40	39	37
Public Sector	20	20	21	20
Total	100%	100%	100%	100%

Product Mix
Software	23%	22%	21%	20%
Notebooks/Mobility	21	23	22	24
Servers/Storage	9	10	9	10
Net/Com Product	8	7	8	8
Other Hardware/Services	39	38	40	38
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Sales Segment
SMB	15.6%	16.1%	15.4%	16.0%
Large Account	12.3	12.7	12.4	12.9
Public Sector	10.8	11.9	10.0	12.3
Total	13.3%	13.9%	13.1%	14.1%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Personnel costs	$59.1	$55.9	$118.0	$108.6
Advertising	4.2	4.7	7.2	8.9
Facilities operations	3.9	3.4	7.5	6.6
Professional fees	2.3	1.9	4.4	3.6
Credit card fees	1.9	1.6	3.7	3.1
Depreciation and amortization	2.9	2.4	5.7	4.8
Other, net	2.9	2.1	6.0	3.5
Total	$77.2	$72.0	$152.5	$139.1
Percentage of net sales	10.3%	10.7	10.7%	11.1%

Year-Over-Year Comparisons

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2017		2016
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$296.4	39.5%	$271.0	40.1%	9.4%
Large Account	302.1	40.3	269.5	39.8	12.1
Public Sector	151.3	20.2	135.7	20.1	11.5
Total	$749.8	100.0%	$676.2	100.0%	10.9%
Gross Profit:
SMB	$46.3	15.6%	$43.5	16.1%	6.4%
Large Account	37.1	12.3	34.2	12.7	8.6
Public Sector	16.3	10.8	16.2	11.9	0.4
Total	$99.7	13.3%	$93.9	13.9%	6.2%

Net sales increased in the second quarter of 2017 compared to the second quarter of 2016, as explained below:

•

Net sales for the SMB segment increased due to higher sales of software and notebook/mobility products and the inclusion of three months of Softmart revenues, which contributed about a third of the year-over-year growth.  Software sales increased by $7.6 million due to higher sales of security and office productivity products.  Net sales of notebooks/mobility products increased by $7.6 million as mobility continues to be a strategic focus for SMB customers.

•

Net sales for the Large Account segment increased significantly due to an increase in large project rollouts and the inclusion of three months of Softmart revenues, which contributed about a half of the year-over-year growth.  Sales of software, accessories, and net/com products each increased by double-digit rates in the quarter.  On a dollar basis, software, accessories, and net/com product revenues increased by $14.9 million, $13.3 million, and $7.5 million, respectively in the second quarter.

•

Net sales to the Public Sector segment increased significantly in the quarter.  Net sales to the federal government increased by $12.2 million as federal defense spending continued to grow in the quarter.  Net sales to state and local government and educational institutions increased by $3.4 million primarily due to increased sales to higher education who continue to invest in networking infrastructure.  On a dollar basis, desktops and net/com products increased $6.9 million and $3.9 million, respectively in the second quarter.

Gross profit for the second quarter of 2017 increased year over year in dollars, but decreased as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher net sales.  However, invoice selling margins decreased by 95 basis points due to a shift in both client and product mix, which included increased sales of lower-margin transactional products (notebooks/mobility and desktops).  The decrease in invoice selling margins was partially offset by higher agency revenues (62 basis points). We receive agency fees from suppliers for certain software and hardware sales which are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin.

•

Gross profit for the Large Account segment increased due to higher net sales.  However, invoice selling margins decreased by 55 basis points in the quarter.  We attribute the decline in invoice selling margins to an increase in large project rollouts, which generally carry lower gross margins.

•

Gross profit for the Public Sector segment increased due to higher net sales.  However, invoice selling margins decreased by 116 basis points due to a shift in sales mix to lower-margin desktop products, including several large federal customer project rollouts.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the second quarter of 2017 compared to the prior year quarter.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended June 30,
	2017		2016
		% of		% of Net
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$35.0	11.8%	$32.7	12.1%	7.0%
Large Account	22.8	7.5	22.0	8.2	3.6
Public Sector	16.3	10.8	15.1	11.1	7.9
Headquarters/Other, unallocated	3.1		3.1		—
Total	$77.2	10.3%	$72.9	10.8%	5.9%

•

SG&A expenses for the SMB segment increased in dollars, but decreased as a percentage of net sales.  The year-over year increase in SG&A dollars was due to $0.9 million of incremental variable compensation associated with higher gross profit and $1.0 million of higher usage of Headquarter services. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Large Account segment increased in dollars, but decreased as a percentage of net sales.  The year-over-year increase in SG&A dollars was due to an increase of $1.2 million in personnel costs, the inclusion of $0.9 million of Globalserve operating expenses, and $0.3 million of higher usage of Headquarter services.  The increase in personnel costs was primarily attributed to our investment in sales-related headcount.  The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Public Sector segment increased in dollars, but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was due to $0.5 million of incremental variable compensation associated with higher gross profit and $0.5 million of higher usage of Headquarter services.  The increase in Headquarter services was related to our investments in technical and engineering support provided to the Public Sector segment.  The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Headquarters/Other group remained unchanged year-over-year.  The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management.  Most of the operating costs associated with such corporate headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the second quarter of 2017 increased to $22.4 million, compared to $21.0 million for the second quarter of 2016, due to the increase in gross profit.  Income from operations as a percentage of net sales was 3.0% for the second quarter of 2017, compared to 3.1% of net sales for the prior year quarter.

Our effective tax rate was 39.5% for the second quarter of 2017, compared to 40.7% for the second quarter of 2016.  Our tax rate will vary based on variations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the second quarter of 2017 increased to $13.6 million, compared to $12.5 million for the second quarter of 2016, due to the increase in operating income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2017		2016
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$570.1	40.1%	$532.2	42.6%	7.1%
Large Account	555.0	39.1	469.6	37.6	18.2
Public Sector	295.3	20.8	246.8	19.8	19.7
Total	$1,420.4	100.0%	$1,248.6	100.0%	13.8%
Gross Profit:
SMB	$88.1	15.4%	$85.2	16.0%	3.4%
Large Account	68.7	12.4	60.5	12.9	13.7
Public Sector	29.6	10.0	30.4	12.3	(2.8)
Total	$186.4	13.1%	$176.1	14.1%	5.9%

Net sales increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as explained below:

•

Net sales for the SMB segment increased due to higher sales of software, notebook/mobility and desktop products.  Software sales increased by $18.0 million due to the inclusion of revenue from Softmart, which we acquired on May 27, 2016, and due to our investments in advanced solution sales including security and software services.  On a dollar basis, notebooks/mobility and desktop products increased by $14.2 million and $4.4 million, respectively for the six months ended June 30, 2017.  Mobility continues to be a strategic focus for SMB customers.

•

Net sales for the Large Account segment increased significantly due to an increase in large project rollouts.  Net sales of software, accessories and net/com products each increased year over year by double-digit rates.  On a dollar basis, software, accessories, and net/com products increased year over year by $35.7 million, $15.3 million, and $15.1 million, respectively.

•

Net sales to the Public Sector segment increased significantly in the six months ended June 30, 2017.  Net sales to the federal government increased by $34.1 million due to higher sales made under federal government contracts and a large project rollout to the federal government.  Net sales to state and local government and educational institutions increased by $14.5 million due to increased sales to higher education and K-12 customers.  On a dollar basis, desktops and net/com products increased year over year by $36.5 million and $10.0 million, respectively.

Gross profit for the six months ended June 30, 2017 increased year over year in dollars, but decreased as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher net sales.  However, invoice selling margins decreased by 84 basis points due to a shift in both client and product mix, which included increased sales of lower-margin mobility products.  The decrease in invoice selling margins was partially offset by higher agency revenues (35 basis points).

•

Gross profit for the Large Account segment increased due to higher net sales.  However, invoice selling margins decreased by 55 basis points.  We attribute the decline in invoice selling margins to a shift in product mix and an increase in large project rollouts, which generally carry lower gross margins.  The decrease in invoice selling margins was partially offset by higher agency revenues (7 basis points).

•

Gross profit for the Public Sector segment decreased despite higher net sales.  Invoice selling margins decreased by 230 basis points due to a shift in sales mix to lower-margin desktop products, including several large federal government project rollout.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2017		2016
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$68.2	12.0%	$63.0	11.8%	8.3%
Large Account	45.3	8.2	41.1	8.8	10.2
Public Sector	32.2	10.9	29.5	11.9	9.2
Headquarters/Other, unallocated	6.8		6.3		7.9
Total	$152.5	10.7%	$139.9	11.2%	9.0%

•

SG&A expenses for the SMB segment increased in dollars and as a percentage of net sales.  The year-over year increase in SG&A dollars and as a percentage of net sales was due to the increase of $1.7 million of Softmart operating expenses, and higher usage of Headquarter services of $2.4 million.  The increase in Headquarter services was related to our investments in technical and engineering support provided to the SMB segment.

•

SG&A expenses for the Large Account segment increased in dollars, but decreased as a percentage of net sales.  The year-over-year increase in SG&A dollars was due to the inclusion of $1.8 million of operating expenses for Globalserve, an increase of $1.0 million of Softmart operating expenses, and higher usage of Headquarter services of $0.7 million.  The increase in Headquarter services was related to our investments in technical and engineering support provided to the Large Account segment.  The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Public Sector segment increased in dollars, but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was due to $1.4 million of personnel costs which is primarily due to incremental variable compensation associated with higher gross profits and $1.2 million of higher usage of Headquarter services.   The increase in Headquarter services was related to our investments in technical and engineering support provided to the Public Sector segment.  The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

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

Income from operations for the six months ended June 30, 2017 decreased to $33.9 million, compared to $36.2 million for the six months ended June 30, 2016, due to the increase in SG&A.  Income from operations as a percentage of net sales was 2.4% for the six months ended June 30, 2017, compared to 2.9% of net sales for the six months ended June 30, 2016.

Our effective tax rate was 38.0% for the six months ended June 30, 2017, compared to 40.5% for the six months ended June 30, 2016.  Our effective tax rate was mainly impacted by the recognition of excess tax benefit associated with stock based compensation exercised during the six months ended June 30, 2017.

Net income for the six months ended June 30, 2017 decreased to $21.0 million, compared to $21.5 million for the six months ended June 30, 2016, due to the decrease in operating income.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2017, we had approximately $28.1 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.    As of June 30, 2017, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 10, 2022.  Accordingly, our entire line of credit was available for borrowing at June 30, 2017.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
	2017	2016
Net cash (used for) provided by operating activities	$(9.7)	$17.0
Net cash used for investing activities	(4.5)	(39.8)
Net cash used for financing activities	(6.8)	(10.1)
Decrease in cash and cash equivalents	$(21.0)	$(32.9)

Cash used for operating activities was $9.7 million in the six months ended June 30, 2017.  Cash flow used for operations in the six months ended June 30, 2017 resulted primarily from an increase in accounts receivable and inventory, offset by net income before depreciation and amortization and an increase in accounts payable. Accounts receivable increased by $15.2 million from the prior year-end balance.  Days sales outstanding increased to 47 days at June 30, 2017, compared to 45 days at June 30, 2016.  Inventory increased from the prior year-end balance by $27.7 million due to higher levels of inventory on-hand related to future backlog and in-transit sales shipped but not received by our customers.  Inventory turns remained consistent at 22 turns for the second quarter 2017 and 2016.

At June 30, 2017, we had $187.3 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be paid by cash flows from operations or short-term borrowings under the line of credit.  This amount includes $27.9 million payable to two financial institutions under inventory trade credit agreements we use to finance our purchase of certain inventory, secured by the inventory which is financed.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities in the six months ended June 30, 2017 represented $4.5 million of purchases of property and equipment.  These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with the investments in our IT infrastructure.  Whereas in the prior year period, investing activities represented $34.0 million payment for the acquisition of Softmart, Inc. and $5.8 million of purchases of property and equipment.

Cash used for financing activities in the six months ended June 30, 2017 consisted primarily of a $9.0 million payment of a special $0.34 per share dividend, offset by $1.6 million of proceeds from the exercise of stock options and $0.6 million for the issuance of stock under the employee stock purchase plan.  Whereas in the prior year period, financing activities represented a $10.6 million payment of a special $0.40 per share dividend.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.25% at June 30, 2017).       The one-month LIBOR rate at June 30, 2017 was 1.22%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  At June 30, 2017, the entire $50 million facility was available for borrowing.

Cash receipts are automatically applied against any outstanding borrowings.  Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments.  Borrowings under the line of credit are classified as current.

Trade Credit Agreements.  We have additional security agreements with two financial institutions to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  These agreements allow a collateralized first position in certain branded products in our inventory that were financed by these two institutions.  Although the agreements provide for up to 100% financing on the purchase price of these products, up to an aggregate of $75.0 million, any outstanding financing must be fully secured by available inventory.  We do not pay any interest or discount fees on such inventory.  The related costs are borne by the suppliers as an incentive for us to purchase their products.  Amounts outstanding under such facilities, which equaled $27.9 million in the aggregate as of June 30, 2017, are recorded in accounts payable.  The inventory financed is classified as inventory on the condensed consolidated balance sheets.

Operating Leases.   We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  As of June 30, 2017, the entire $50.0 million facility was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Our bank line of credit does not include restrictions on future dividend payments.  Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  Our actual funded ratio as of June 30, 2017 was 0.01 to 1.0, as average borrowings were minimal against our credit facility during the three months ended June 30, 2017.  Future decreases in our consolidated Adjusted EBITDA, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted).  Such amount was calculated as $363.7 million at June 30, 2017, whereas our actual consolidated stockholders’ equity at this date was in compliance at $457.1 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	August 4, 2017	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	August 4, 2017	By:	/s/ G. WILLIAM SCHULZE
G. William Schulze
Vice President, Interim Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)