Form 10-Q
period 2017-09-30
PC CONNECTION INC
filed 2017-11-09
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2017

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of November 3, 2017 was 26,815,634.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$62,338	$49,180
Accounts receivable, net	382,666	411,883
Inventories	106,724	90,535
Prepaid expenses and other current assets	5,185	5,453
Income taxes receivable	4,579	2,120
Total current assets	561,492	559,171
Property and equipment, net	40,077	39,402
Goodwill	73,602	73,602
Other intangibles, net	11,393	12,586
Other assets	5,318	1,373
Total Assets	$691,882	$686,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$164,883	$177,862
Accrued expenses and other liabilities	18,294	31,047
Accrued payroll	16,938	21,345
Total current liabilities	200,115	230,254
Deferred income taxes	19,766	19,602
Other liabilities	2,083	2,836
Total Liabilities	221,964	252,692
Stockholders’ Equity:
Common stock	287	285
Additional paid-in capital	113,421	111,081
Retained earnings	372,072	337,938
Treasury stock, at cost	(15,862)	(15,862)
Total Stockholders’ Equity	469,918	433,442
Total Liabilities and Stockholders’ Equity	$691,882	$686,134

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$729,230	$708,485	$2,149,616	$1,957,044
Cost of sales	633,087	611,518	1,867,070	1,684,010
Gross profit	96,143	96,967	282,546	273,034
Selling, general and administrative expenses	74,404	74,522	226,915	214,415
Income from operations	21,739	22,445	55,631	58,619
Interest income (expense)	(8)	(27)	20	(53)
Income before taxes	21,731	22,418	55,651	58,566
Income tax provision	(8,614)	(8,825)	(21,517)	(23,452)
Net income	$13,117	$13,593	$34,134	$35,114

Earnings per common share:
Basic	$0.49	$0.51	$1.28	$1.32
Diluted	$0.49	$0.51	$1.27	$1.32

Shares used in computation of earnings per common share:
Basic	26,802	26,542	26,754	26,514
Diluted	26,899	26,736	26,886	26,699

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$34,134	$35,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,645	7,504
Provision for doubtful accounts	1,116	239
Stock-based compensation expense	560	975
Deferred income taxes	164	165
Excess tax benefit from exercise of equity awards	—	(385)
Changes in assets and liabilities:
Accounts receivable	28,101	19,530
Inventories	(16,189)	954
Prepaid expenses and other current assets	(2,191)	506
Other non-current assets	(3,945)	(141)
Accounts payable	(13,162)	(20,922)
Accrued expenses and other liabilities	(8,872)	(3,757)
Net cash provided by operating activities	28,361	39,782
Cash Flows from Investing Activities:
Purchases of equipment	(7,944)	(8,746)
Cash paid for Softmart	—	(33,983)
Net cash used for investing activities	(7,944)	(42,729)
Cash Flows from Financing Activities:
Dividend payment	(9,041)	(10,591)
Exercise of stock options	1,679	—
Issuance of stock under Employee Stock Purchase Plan	603	473
Excess tax benefit from exercise of equity awards	—	385
Payment of payroll taxes on stock-based compensation through shares withheld	(500)	(625)
Net cash used for financing activities	(7,259)	(10,358)
Increase (decrease) in cash and cash equivalents	13,158	(13,305)
Cash and cash equivalents, beginning of period	49,180	80,188
Cash and cash equivalents, end of period	$62,338	$66,883

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$294	$160
Supplemental Cash Flow Information:
Income taxes paid	$24,293	$23,953

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through the date of issuance of these financial statements.  The operating results for the three and nine months ended September 30, 2017 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2017.

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

Recently Issued Financial Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the mandatory effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in its first quarter of 2018. An entity may choose to adopt the new standard either through a full retrospective method with application to all periods presented or on a modified retrospective method through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We are in the process of determining the effect that the adoption will have on our consolidated financial statements. Based on our analysis to date, we have reached the following tentative conclusions regarding the new standard and how we expect it to affect our consolidated financial statements and related disclosures:

•	We expect to adopt the standard in the first quarter of 2018 and will not early adopt.

•

We expect to use the full retrospective method. Such method provides that upon applying the new standard, prior periods will be retrospectively adjusted and the cumulative effect of the change recognized in the opening retained earnings and other accounts as of January 1, 2016.

•	We believe that since substantially all of our revenue is contractual, substantially all of our revenue falls within the scope of ASU No. 2014-09, as amended.

•

Our hardware revenue is generally recognized on a gross basis upon delivery. Upon adoption of the new standard, we do expect to recognize revenue at an earlier point in time than we are recognizing under current accounting standards for contracts where shipping terms are FOB shipping point. However, we are continuing to analyze each of our other revenue streams, including software to determine any changes that may be required under the new standard.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The primary impact of our adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. There were no unrecognized excess tax benefits at implementation.  Accordingly, we recorded discrete income tax benefits in the consolidated statements of income of $995 during the nine months ended September 30, 2017, for excess tax benefits related to equity compensation. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as was previously required.  We adopted the cash flow presentation that requires presentation of excess tax benefits within operating activities on a prospective basis. Additionally, under ASU 2016-09, we have elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares also had no impact to any of the periods presented in our condensed consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
September 30,	2017	2016	2017	2016
Numerator:
Net income	$13,117	$13,593	$34,134	$35,114
Denominator:
Denominator for basic earnings per share	26,802	26,542	26,754	26,514
Dilutive effect of employee stock awards	97	194	132	185
Denominator for diluted earnings per share	26,899	26,736	26,886	26,699
Earnings per share:
Basic	$0.49	$0.51	$1.28	$1.32
Diluted	$0.49	$0.51	$1.27	$1.32

For the three and nine months ended September 30, 2017 and 2016, the following outstanding nonvested stock units were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
September 30,	2017	2016	2017	2016
Employee stock based awards	$—	$—	$—	$80

Note 3–Acquisitions

Softmart Acquisition

On May 27, 2016, we acquired substantially all of the assets of Softmart Inc. (“Softmart”), a global supplier of information technology and software services solutions.  The purchase of Softmart is consistent with our strategy to expand our software services capabilities.  Under the terms of the asset purchase agreement, we paid $31,889, net of cash acquired, and allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.  The excess of the purchase price over the net assets acquired represents potential synergies from Softmart’s customer base and its assembled workforce of sales representatives and software service specialists that we acquired in the transaction.  This excess of purchase price over the aggregate fair values was recorded as goodwill.  We incurred $357 of transaction costs in 2016 related to the acquisition which we reported in selling, general and administrative expenses, or SG&A, in our consolidated statement of income for the year ended December 31, 2016.  The operating results of Softmart have been included in the SMB and Large Accounts segments.  The revenues and income from operations of Softmart were not material to our consolidated results, and accordingly, we have not presented Softmart’s revenues or operating results on a pro forma basis.

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

GlobalServe Acquisition

On October 11, 2016, we acquired the outstanding common shares of GlobalServe, Inc. (“GlobalServe”), which has developed an internet portal tool that simplifies customers’ global IT procurement.  Under the terms of the stock purchase agreement, we paid $11,101, net of cash acquired.  The purchase of GlobalServe allows us to service our customers’ global IT needs through their OneSource internet portal with consistent delivery, reporting, pricing, and logistics.  We allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition and recorded the excess of purchase price over the aggregate fair values as goodwill.  In 2016 we incurred $118 of transaction costs related to the acquisition which we reported in SG&A expenses in our consolidated statement of income for the year ended December 31, 2016.  We have included the operating results of GlobalServe in the Large Account segment since the acquisition date.  The revenues and income from operations of GlobalServe were not material to our consolidated results, and accordingly, we have not presented GlobalServe’s revenues or operating results on a pro forma basis.

The following table reflects components of the net assets acquired and liabilities assumed at fair value as of the closing date.

Purchase Price
Allocation
Current assets	$1,486
Fixed assets	4,609
Goodwill	8,012
Customer relationships	900
Total assets acquired	15,007
Acquired liabilities	(734)
Deferred taxes and unrecognized tax benefits	(2,390)
Net assets acquired	11,883
Less cash acquired	(782)
Purchase price at closing, net of cash acquired	$11,101

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

In May 2016, we acquired Softmart.  As initially reported in our third quarter results for 2016, the operating results of Softmart were included in the SMB segment.  This segment allocation was revised in our results for the year as reported in our 2016 10-K.  Under this revised reporting, the operating results of Softmart that were initially included in the SMB segment are now allocated between the SMB and Large Account segments and continue to be allocated between these two segments.

In October 2016, we acquired GlobalServe.  We have included the operating results for GlobalServe in our Large Account segment.  The external sales and operating results of GlobalServe were immaterial to our consolidated results.

Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2017 and 2016 is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net sales:
SMB	$290,569	$281,915	$860,622	$814,123
Large Account	268,022	254,273	823,017	723,864
Public Sector	170,639	172,297	465,977	419,057
Total net sales	$729,230	$708,485	$2,149,616	$1,957,044
Operating income (loss):
SMB	$9,543	$9,989	$29,430	$32,104
Large Account	12,389	11,832	35,777	31,188
Public Sector	2,793	3,593	169	4,555
Headquarters/Other	(2,986)	(2,969)	(9,745)	(9,228)
Total operating income	21,739	22,445	55,631	58,619
Interest income (expense)	(8)	(27)	20	(53)
Income before taxes	$21,731	$22,418	$55,651	$58,566
Selected operating expense:
Depreciation and amortization:
SMB	$145	$184	$448	$252
Large Account	519	466	1,661	1,138
Public Sector	45	40	126	121
Headquarters/Other	2,226	2,011	6,410	5,993
Total depreciation and amortization	$2,935	$2,701	$8,645	$7,504
Total assets:
SMB			$241,030
Large Account			376,001
Public Sector			69,162
Headquarters/Other			5,689
Total assets			$691,882

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment.  Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $16,728 as of September 30, 2017.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

Note 5–Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business.  In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and cash flows.

We are subject to audits by states on sales and income taxes, employment matters, and other assessments.    Additional liabilities for these and other audits could be assessed, and such outcomes could have a material, negative impact on our financial position, results of operations, and cash flows.

Note 6–Bank Borrowing

We have a $50,000 credit facility collateralized by our accounts receivable that expires February 10, 2022.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.25% at September 30, 2017).  The one-month LIBOR rate at September 30, 2017 was 1.23%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  The credit facility does not include restrictions on future dividend payments.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had no outstanding bank borrowings at September 30, 2017 or December 31, 2016, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

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

OVERVIEW

We are a leading solutions provider of a wide range of information technology, or IT, solutions.  We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers.  We also offer services involving design, configuration, and implementation of IT solutions.  These services are performed by our personnel and by third-party service providers.  We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Large Account segment, through our MoreDirect subsidiary, and (c) federal, state, and local governmental and educational institutions, in our Public Sector segment, through our GovConnection subsidiary.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software.  We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users.  However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role.  We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs.  We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products.  Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs.  By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers.  Through our Technology Solutions Group, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects.  Such service offerings carry higher margins than traditional product sales.  Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex solutions that generally carry higher gross margins.  We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.  In October 2017, we began a multi-year initiative to upgrade our IT infrastructure, and accordingly we expect to increase our related capital investments over the next two to three years.  This will also likely increase SG&A expenses as assets are placed into service and depreciated.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Net sales (in millions)	$729.2	$708.5	$2,149.6	$1,957.0
Gross margin	13.2%	13.7%	13.1%	14.0%
Selling, general and administrative expenses	10.2%	10.5%	10.5%	11.0%
Income from operations	3.0%	3.2%	2.6%	3.0%

Net sales in the third quarter of 2017 increased year over year by $20.7 million, or 2.9%, compared to the third quarter of 2016, due to increased revenues in the Large Account and SMB sales segments.  Net sales of software and desktops grew year over year by 14% and 8%, respectively. SG&A expenses decreased year over year in dollars and as a percentage of net sales.  The decrease as a percentage of net sales was primarily due to higher net sales in the third quarter of 2017, compared to the prior year quarter.  Gross margin decreased due to a competitive demand environment and changes in vendor funding programs.  The decrease in SG&A expenses in dollars was primarily due to lower personnel costs due to lower gross profit and cost reductions implemented in the second quarter of 2017.  Operating income in the third quarter of 2017 decreased year over year in dollars and as a percentage of net sales compared to the prior year period due to lower gross profit.  Gross profit was adversely affected by lower invoice selling margins and lower vendor funding which reduces our cost of sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Sales Segment
SMB	40%	40%	40%	42%
Large Account	37	36	38	37
Public Sector	23	24	22	21
Total	100%	100%	100%	100%

Product Mix
Software	24%	21%	22%	20%
Notebooks/Mobility	23	24	22	24
Servers/Storage	8	9	9	10
Net/Com Product	7	8	8	8
Other Hardware/Services	38	38	39	38
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Sales Segment
SMB	14.9%	15.5%	15.3%	15.8%
Large Account	12.7	13.4	12.5	13.1
Public Sector	11.0	11.1	10.4	11.8
Total	13.2%	13.7%	13.1%	14.0%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Personnel costs	$57.4	$58.6	$175.4	$167.2
Advertising	3.6	3.5	10.8	12.4
Facilities operations	3.7	3.5	11.1	10.1
Professional fees	2.0	1.8	6.4	5.4
Credit card fees	1.8	1.9	5.5	5.0
Depreciation and amortization	2.9	2.7	8.7	7.5
Other, net	3.0	2.5	9.0	6.8
Total	$74.4	$74.5	$226.9	$214.4
Percentage of net sales	10.2%	10.5%	10.6%	11.0%

Year-Over-Year Comparisons

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2017		2016
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$290.6	39.8%	$281.9	39.8%	3.1%
Large Account	268.0	36.8	254.3	35.9	5.4
Public Sector	170.6	23.4	172.3	24.3	(1.0)
Total	$729.2	100.0%	$708.5	100.0%	2.9%
Gross Profit:
SMB	$43.4	14.9%	$43.7	15.5%	(0.6)%
Large Account	34.0	12.7	34.1	13.4	(0.2)
Public Sector	18.7	11.0	19.2	11.1	(2.6)
Total	$96.1	13.2%	$97.0	13.7%	(0.8)%

Net sales increased in the third quarter of 2017 compared to the third quarter of 2016, as explained below:

•

Net sales for the SMB segment increased due to higher sales of desktops and notebook/mobility products.  Desktop sales increased by $6.7 million and notebook/mobility products increased by $7.7 million primarily driven by customer refresh of these client devices.

•

Net sales for the Large Account segment increased due to higher sales of software and mobility.  On a dollar basis, software and mobility product revenues increased by $4.0 million and $3.1 million, respectively in the third quarter.  Software increased by 6% due to increased demand of security and office productivity products.  Mobility increased by 6% due to Large Account customers refresh of client devices.

•

Net sales to the Public Sector segment decreased in the quarter.  Net sales to state and local government and educational institutions decreased by $3.0 million primarily due to lower sales to higher education customers.  Net sales to the federal government however increased by $1.3 million as federal defense spending continued to grow in the quarter.  On a dollar basis, mobility, servers/storage, and other hardware/services decreased $10.1 million, $4.1 million, and $3.8 million, respectively, in the third quarter.  The decrease in these product sales were offset by an increase of $17.6 million in software sales driven by security and office productivity products.

Gross profit for the third quarter of 2017 decreased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment decreased due to lower invoice selling margins.  Invoice selling margins decreased by 91 basis points due to lower vendor funding and a shift in both client and product mix, which included increased sales of lower-margin transactional products (notebooks/mobility and desktops).  We also receive agency fees from suppliers for certain software and hardware sales which are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin.  A 30 basis point increases in these agency revenues partially offset the decrease in invoice selling margins.

•

Gross profit for the Large Account segment decreased due to lower invoice selling margins.  Invoice selling margins decreased by 101 basis points in the quarter due to a hyper-competitive demand environment.  This margin decrease was partially offset by higher agency revenues (14 basis points).

•	Gross profit for the Public Sector segment decreased due to a decrease in both net sales and invoice selling margins. Invoice selling margins decreased by 18 basis points due to lower vendor funding.

Selling, general and administrative expenses decreased in dollars and as a percentage of net sales in the third quarter of 2017 compared to the prior year quarter.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended September 30,
	2017		2016
		% of		% of Net
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$33.8	11.6%	$33.7	11.9%	0.3%
Large Account	21.7	8.1	22.3	8.8	(2.7)
Public Sector	15.9	9.3	15.6	9.0	1.9
Headquarters/Other, unallocated	3.0		2.9		3.4
Total	$74.4	10.2%	$74.5	10.5%	(0.1)%

•

SG&A expenses for the SMB segment increased in dollars, but decreased as a percentage of net sales.  The year-over year increase in SG&A dollars was due to $0.1 million of higher usage of Headquarter services. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Large Account segment decreased in dollars and as a percentage of net sales.  The year-over-year decrease in SG&A dollars was due to a decrease of $1.0 million in personnel costs related to cost reductions implemented in April 2017 and transfers of technical staff to Headquarters, offset by an increase in bad debt expense of $0.3 million.  The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Public Sector segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to an increase of $0.2 million of personnel costs related to the transfers of technical solutions staff from Headquarters.

•

SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated executive oversight costs.  The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management.  Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the third quarter of 2017 decreased to $21.7 million, compared to $22.4 million for the third quarter of 2016, due to the decrease in gross profit.  Income from operations as a percentage of net sales was 3.0% for the third quarter of 2017, compared to 3.2% of net sales for the prior year quarter.

Our effective tax rate was 39.6% for the third quarter of 2017, compared to 39.4% for the third quarter of 2016.  Our tax rate will vary based on fluctuations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the third quarter of 2017 decreased to $13.1 million, compared to $13.6 million for the third quarter of 2016, due to the decrease in operating income.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
SMB	$860.6	40.0%	$814.1	41.6%	5.7%
Large Account	823.0	38.3	723.9	37.0	13.7
Public Sector	466.0	21.7	419.0	21.4	11.2
Total	$2,149.6	100.0%	$1,957.0	100.0%	9.8%
Gross Profit:
SMB	$131.4	15.3%	$128.8	15.8%	2.0%
Large Account	102.8	12.5	94.6	13.1	8.7
Public Sector	48.3	10.4	49.6	11.8	(2.7)
Total	$282.5	13.1%	$273.0	14.0%	3.5%

Net sales increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as explained below:

•

Net sales for the SMB segment increased due to higher sales of software and transactional products.  Software sales increased by $17.7 million due to the inclusion of revenue from Softmart, which we acquired on May 27, 2016, and due to our investments in advanced solution sales including security and software services.  On a dollar basis, notebooks/mobility and desktop products increased by $21.9 million and $11.1 million, respectively for the nine months ended September 30, 2017.  Mobility continues to be a strategic focus for SMB customers.

•

Net sales for the Large Account segment increased significantly due to an increase in large project rollouts.  On a dollar basis, software, accessories, and net/com products increased year over year by $39.7 million, $19.5 million, and $13.5 million, respectively.  All three product categories increased by double-digit rates year over year.

•

Net sales to the Public Sector segment increased significantly in the nine months ended September 30, 2017.  Net sales to the federal government increased by $35.4 million due to higher sales made under federal government contracts and a large project rollout to the federal government.  Net sales to state and local government and educational institutions increased by $11.5 million due to increased sales to higher education and K-12 customers.  On a dollar basis, desktops, software, and net/com products increased year over year by $36.1 million, $21.0 million, and $8.7 million, respectively.

Gross profit for the nine months ended September 30, 2017 increased year over year in dollars, but decreased as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the SMB segment increased due to higher net sales.  However, invoice selling margins decreased by 87 basis points due to a shift in both client and product mix, which reflected increased sales of lower-margin mobility products, as well as lower vendor funding.  The decrease in invoice selling margins was partially offset by higher agency revenues (33 basis points).

•

Gross profit for the Large Account segment increased due to higher net sales.  However, invoice selling margins decreased by 71 basis points due to a shift in product mix and an increase in large project rollouts, which generally carry lower gross margins.  The decrease in invoice selling margins was partially offset by higher agency revenues (9 basis points).

•

Gross profit for the Public Sector segment decreased despite higher net sales.  Invoice selling margins decreased by 115 basis points due to a shift in sales mix to lower-margin transactional products, including several large federal government project rollout.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
SMB	$102.0	11.9%	$96.7	11.9%	5.5%
Large Account	67.0	8.1	63.4	8.8	5.7
Public Sector	48.1	10.3	45.1	10.8	6.7
Headquarters/Other, unallocated	9.8		9.2		6.5
Total	$226.9	10.6%	$214.4	11.0%	5.8%

•

SG&A expenses for the SMB segment increased in dollars and remained unchanged as a percentage of net sales.  The year-over-year increase in SG&A dollars was due to the inclusion of $2.4 million of personnel costs related to technical staff transferred from Headquarters and higher usage of Headquarter services of $2.5 million.  The increase in Headquarter services was related to our investments in technical and engineering support provided to the SMB segment.

•

SG&A expenses for the Large Account segment increased in dollars, but decreased as a percentage of net sales.  The year-over-year increase in SG&A dollars was due to the inclusion of $2.7 million of operating expenses for Globalserve and higher usage of Headquarter services of $0.8 million.  The increase in Headquarter services was related to our investments in technical and engineering support provided to the Large Account segment.  The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Public Sector segment increased in dollars, but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was due to $1.0 million of personnel costs which is primarily due to transfers of technical staff transferred from Headquarters and increased headcount, an increase in credit card fees of $0.4 million, and $1.3 million of higher usage of Headquarter services.   The increase in Headquarter services was related to our investments in technical and engineering support provided to the Public Sector segment.  The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Headquarters/Other group increased due to an increase in unallocated executive oversight costs.  The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management.  Most of the operating costs associated with such corporate headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the nine months ended September 30, 2017 decreased to $55.7 million, compared to $58.6 million for the nine months ended September 30, 2016, due to the increase in SG&A.  Income from operations as a percentage of net sales was 2.6% for the nine months ended September 30, 2017, compared to 3.0% of net sales for the nine months ended September 30, 2016.

Our effective tax rate was 38.7% for the nine months ended September 30, 2017, compared to 40.0% for the nine months ended September 30, 2016.  Our effective tax rate was mainly impacted by the recognition of excess tax benefit associated with stock based compensation exercised during the nine months ended September 30, 2017.

Net income for the nine months ended September 30, 2017 decreased to $34.1 million, compared to $35.1 million for the nine months ended September 30, 2016, due to the decrease in operating income.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.  We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $18.0 to $20.0 million, and payments on leases and other contractual obligations of approximately $5.0 million.  We have completed a comprehensive review and assessment of our entire business software needs, including commercially available software that meets, or can be configured to meet, those needs better than our existing software.  In October 2017, we began a multi-year initiative to upgrade our IT infrastructure, and accordingly we expect our related capital investments to range from $20.0 to $25.0 million over the next two to three years.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2017, we had approximately $62.3 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.    As of September 30, 2017, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 10, 2022.  Accordingly, our entire line of credit was available for borrowing at September 30, 2017.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine Months Ended
	2017	2016
Net cash provided by operating activities	$28.4	$39.8
Net cash used for investing activities	(7.9)	(42.7)
Net cash used for financing activities	(7.3)	(10.4)
Increase (decrease) in cash and cash equivalents	$13.2	$(13.3)

Cash provided by operating activities was $28.4 million in the nine months ended September 30, 2017.  Cash flow provided for operations in the nine months ended September 30, 2017 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable. Accounts receivable decreased by $28.1 million from the prior year-end balance.  Days sales outstanding increased to 43 days at September 30, 2017, compared to 42 days at September 30, 2016.  Inventory increased from the prior year-end balance by $16.2 million due to higher levels of inventory on-hand related to future backlog and an increase in shipments not received by our customers as of September 30, 2017 compared to December

31, 2016.  Inventory turns decreased to 22 turns for the third quarter of 2017 compared to 23 turns for the prior year quarter.

At September 30, 2017, we had $164.9 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be paid by cash flows from operations or short-term borrowings under the line of credit.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities in the nine months ended September 30, 2017 represented $7.9 million of purchases of property and equipment.  These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure.  Whereas in the prior year period, investing activities represented $34.0 million payment for the acquisition of Softmart, Inc. and $8.7 million of purchases of property and equipment.

Cash used for financing activities in the nine months ended September 30, 2017 consisted primarily of a $9.0 million payment of a special $0.34 per share dividend, offset by $1.6 million of proceeds from the exercise of stock options.  Whereas in the prior year period, financing activities primarily represented a $10.6 million payment of a special $0.40 per share dividend.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.25% at September 30, 2017).       The one-month LIBOR rate at September 30, 2017 was 1.23%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  At September 30, 2017, the entire $50.0 million facility was available for borrowing.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  As of September 30, 2017, the entire $50.0 million facility was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Our credit facility does not include restrictions on future dividend payments.  Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  Our actual funded ratio as of September 30, 2017 was 0.01 to 1.0, as average borrowings against our credit facility were minimal during the three months ended September 30, 2017.  Future decreases in our consolidated Adjusted EBITDA, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted).  Such amount was calculated as $370.3 million at September 30, 2017, whereas our actual consolidated stockholders’ equity at this date was in compliance at $469.9 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	November 9, 2017	By:	/S/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	November 9, 2017	By:	/s/ G. WILLIAM SCHULZE
G. William Schulze
Vice President, Interim Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)