Form 10-K
period 2017-12-31
PC CONNECTION INC
filed 2018-03-09
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ___     Accelerated filer ✓      Non-accelerated filer ___     Smaller reporting company  ___     Emerging growth company  ___

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2017, based on $27.06 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $311,350,547.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 26, 2018:

Class	Number of Shares
Common Stock, $.01 par value	26,852,785

 The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

PART I

Item 1.  Business

GENERAL

We are a national solutions provider of a wide range of information technology, or IT, solutions.  We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers.  We also offer services involving design, configuration, and implementation of IT solutions.  These services are performed by our personnel and by third-party providers.  We have three operating segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, in our Business Solutions segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Enterprise Solutions segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector Solutions segment, through our GovConnection subsidiary.  Financial results for each of our segments are included in the financial statements attached hereto.  We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, healthcare, and government markets, (ii) our websites, and (iii) inbound calls from customers responding to our catalogs and other advertising media.  We offer a broad selection of over 300,000 products at competitive prices, including products from Apple, Cisco Systems, Dell, EMC, Hewlett-Packard, IBM, Lenovo, Microsoft, Symantec, and VMWare, and we partner with more than 1,600 suppliers.  Our most frequently ordered products are carried in inventory and are typically shipped to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams.  Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for seventeen straight years.  Over the past few years, we have received numerous awards, including the Microsoft Excellence in Operations—Double Gold Level Award for delivering market-leading operational excellence, as well as being recently named to the CRN Tech Elite 250 for the second year.    We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base.  We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We strive to identify the unique needs of our corporate, government, healthcare, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems.  We provide value by offering our customers efficient design, deployment, and support of their IT environments.  As of December 31, 2017, we employed 836 sales representatives, whose average tenure exceeded six years.  Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever.  These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff.  We believe that increasing our salesforce productivity is important to our future success, and we have increased our headcount and investments in this area accordingly.

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

MARKET AND COMPETITION

In the fiscal year ended December 31, 2017, we generated approximately 40% of our sales from the Business Solutions segment, 39% from medium-to-large corporate accounts (Fortune 1000), and 21% from government and educational institutions.  The overall IT market that we serve is estimated to be approximately $200 billion.

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

Intense competition for customers has led manufacturers of our IT products to use all available channels, including solutions providers, to distribute their products.  Certain of these manufacturers who have traditionally used resellers to distribute their products have, from time to time, established their own direct marketing operations, including sales through the Internet.  Nonetheless, we believe that these manufacturers will continue to provide us and other third-party solutions providers favorable product allocations and marketing support.

We believe new entrants to the direct marketing channel must overcome a number of obstacles, including:

•	the substantial time and resources required to build a customer base of meaningful size and profitability for cost-effective operation;

•	the high costs of developing the information systems and operating infrastructure required to successfully compete as a national solutions provider;

•	the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

•	the difficulty of building relationships with vendors to achieve favorable product allocations and attractive pricing terms; and

•	the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

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

•

Simplifying technology product procurement for corporate customers.    We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers.  Our Enterprise Solutions segment specializes in Internet-based solutions and provides electronic integration between its customers and suppliers.

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

•

Maintaining a strong brand name and customer awareness.  Since our founding in 1982, we have built a strong brand name and customer awareness.  We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last seventeen years.  We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

•

Maintaining long-standing vendor relationships.  We have a history of strong relationships with vendors, and were among the first national solutions providers qualified by manufacturers to market computer systems to end users.  By working closely with our vendors to provide an efficient channel for the advertising and distribution of their products and solutions, we expect to expand market share and generate opportunities for optimizing partner incentive programs.

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

•

Migrating to cloud-based solutions for our customers.  Cloud computing is a key driver of new IT spending as our customers seek scalable, cost-effective solutions.  We plan to expand our cloud-based solution sales and assist our customers in navigating the complex and growing field of cloud-solution offerings.

•

Pursuing strategic acquisitions and alliances.  We seek acquisitions and alliances that add new customers, strengthen our product and solution offerings, add management talent, and produce operating results which are accretive to our core business earnings.

SERVICE AND SUPPORT

Since our founding in 1982, our primary objective has been to provide products and services that meet the demands and needs of customers and to supplement those products with up-to-date product information and excellent customer service and support.  We believe that offering our customers superior value, through a combination of product knowledge, consistent and reliable service and support, and leading products at competitive prices, differentiates us from other national solutions providers and provides the foundation for developing a broad and loyal customer base.

We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first.  Product support technicians assist customers with questions concerning compatibility, installation, and more difficult questions relating to product use.  The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service.  In-house technicians perform both warranty and non-warranty repair on most major systems and hardware products.

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

MARKETING AND SALES

We sell our products through our direct marketing channels to (i) SMBs including small office/home office customers, (ii) government and educational institutions, and (iii) medium-to-large corporate accounts.  We strive to be the primary supplier of IT products and solutions to our existing and prospective customers by providing exemplary customer service.  We use multiple marketing approaches to reach existing and prospective customers, including:

•	outbound telemarketing and field sales;

•	digital, web, and print media advertising; and

•	targeted marketing programs to specific customer populations.

All of our marketing approaches emphasize our broad product and service offerings, fast delivery, customer support, competitive pricing, and our wide range of service solutions.

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

Business Segments.  We conduct our business operations through three business segments: Business Solutions, Enterprise Solutions, and Public Sector Solutions.

Business Solutions Segment.  Our principal target markets in this segment are small-to-medium-sized business customers.  We use a combination of outbound telemarketing, including some on-site sales solicitation by business development managers, and Internet sales through customized Internet Business Accounts, to reach these customers.

Enterprise Solutions Segment.  Through our MoreDirect subsidiary’s custom designed Web-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing, evaluating, purchasing, and tracking a wide variety of IT products and services.  MoreDirect’s strategy is to be the primary single source procurement portal for its large corporate customers.  MoreDirect’s sales representatives typically have ten to twenty years of experience and are located strategically across the United States.  This allows them to work directly with customers, often on site.  MoreDirect generally places its product orders with manufacturers and/or distribution companies for drop shipment directly to its customers.

Public Sector Solutions Segment.  We use a combination of outbound telemarketing, including some on-site sales solicitation by business development managers, and Internet sales through customized Internet Business Accounts, to reach these customers.  Through our GovConnection subsidiary, we target each of the four distinct market sectors within this segment—federal government, higher educational institutions, school grades K-12, and state and local governments.

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2017	2016	2015
Sales Segment
Business Solutions	40%	40%	41%
Enterprise Solutions	39	38	37
Public Sector Solutions	21	22	22
Total	100%	100%	100%

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

Customers.  We maintain an extensive database of customers and prospects.  However, no single customer accounted for more than 3% of our consolidated revenue in 2017.  While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government were 7.8%, 7.5%, and 6.7% in 2017, 2016, and 2015, respectively.  The loss of any single customer would not have a material adverse effect on any of our business segments.  In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product and service offerings.  We currently offer our customers over 300,000 information technology products designed for business applications from more than 1,600 vendors, including hardware and peripherals, accessories, networking products, and software.  We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties.  The following table sets forth our percentage of net sales (in dollars) for major product categories:

	PERCENTAGE OF
	NET SALES
	Years Ended December 31,
	2017	2016	2015
Software	23%	20%	17%
Notebooks/Mobility	22	23	23
Servers/Storage	9	10	13
Net/Com Product	7	8	9
Other Hardware/Services	39	39	38
Total	100%	100%	100%

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

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., or Ingram, our largest supplier, accounted for approximately 22% of our total product purchases in 2017 and 21% in both 2016 and 2015.  Purchases from Synnex Corporation, or Synnex, comprised 12%, 13%, and 15% of our total product purchases in 2017, 2016, and 2015, respectively.  Purchases from

Hewlett-Packard Company, or HP, accounted for approximately 11% of our total product purchases in 2017 and 9% in both 2016 and 2015.  Purchases from Tech Data, comprised of 11% in 2017 and 8% in both 2016 and 2015.  No other vendor supplied more than 10% of our total product purchases in 2017, 2016, or 2015.  We believe that, while we may experience some short-term disruption if products from Ingram, Synnex, HP and/or Tech Data become unavailable to us, alternative sources for products obtained directly from Ingram, Synnex, HP and Tech Data are available to us.

Products manufactured by HP represented 20% of our net sales in both 2017 and 2016, and 22% in 2015.    We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

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

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors.  At our 283,000 square foot distribution and fulfillment complex in Wilmington, Ohio, we receive and ship inventory, configure computer systems, depot maintenance, and process returned products.  Orders are transmitted electronically from our various sales facilities to our Wilmington distribution center after credit approval, where packaging documentation is printed automatically and order fulfillment takes place.  Our customers are given several shipping options, ranging from expedited overnight delivery through our Everything Overnight™ service to normal ground freight service.  Through our Everything Overnight™ service, orders accepted up until 7:00 p.m. Eastern Time, can be shipped from our distribution center for overnight delivery via United Parcel Service, or UPS, or FedEx Corporation.  Upon request, orders may also be shipped by other common carriers.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers.  Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction.  At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period.  Products drop shipped by suppliers were 77%, 75%, and 74% of net sales in 2017, 2016, and 2015, respectively.  In future years, we expect that products drop shipped from suppliers may increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf.  Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery.  Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer.  Inventory held for such staged delivery requests aggregated $32.0 million and $23.2 million at December 31, 2017 and 2016, respectively.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently.  In October 2017, we began a multi-year initiative to upgrade our IT infrastructure, and accordingly we expect our related capital investments to range from $15.0 to $18.0 million over the next two years.    For further discussion see “Liquidity and Capital Resources” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

COMPETITION

The direct marketing and sale of IT related products is highly competitive.  We compete with other national solutions providers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are much larger than we are.  We also compete with:

•	certain product manufacturers that sell directly to customers as well as some of our own suppliers, such as Apple, Dell, HP, and Lenovo;

•	software publishers, such as Microsoft, VMware, Adobe, and Symantec;

•	distributors that sell directly to certain customers;

•	local and regional VARs;

•	various franchisers, office supply superstores, and national computer retailers; and

•	e-tailers, such as Amazon Web Services, with more extensive commercial online networks.

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

We believe that price, product selection and availability, solutions capabilities, and service and support are the most important competitive factors in our industry.

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include, among others, Connection®, PC Connection®, GovConnection®, MacConnection®, we solve IT®, Everything Overnight®, The Connection™, HealthConnectionTM, Mobile Connection®, Cloud Connection®, ServiceConnection®, ProConnection™, Education Connection®, MoreDirect A PC Connection Company®, TRAXX®, WebSPOC®, Softmart®, GlobalServeTM, Raccoon CharacterTM, and their related logos and all iterations thereof.  We intend to use and protect these and our other marks, as we deem necessary.  We believe our trademarks have significant value and are an important factor in the marketing of our products.  We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2017, we employed 2,505 persons (full-time equivalent), of whom 1,228 (including 392 management and support personnel) were engaged in sales-related activities, 469 were engaged in providing IT services and customer service and support, 520 were engaged in purchasing, marketing, and distribution-related activities, 89 were engaged in the operation and development of management information systems, and 199 were engaged in administrative and finance functions.  We consider our employee relations to be good.  Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

The direct marketing industry and the computer products retail business, in particular, are highly competitive.  We compete with other national solutions providers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., each of which is much larger than we are.  Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, also sell their products directly to end users through their own catalogs, stores, and via the Internet.  We also compete with computer retail stores and websites, who are increasingly selling to business customers and may become a significant competitor.  We compete not only for customers, but also for advertising support from IT product manufacturers.  Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do.  In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements.  Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours.  We expect competition to increase as retailers and solution providers who have not traditionally sold computers and related products enter the industry.

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

Some product manufacturers and distributors provide us with incentives such as supplier reimbursements, payment discounts, price protection, rebates, and other similar arrangements.  The increasingly competitive technology reseller market has already resulted in the following:

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

Our ability to effectively manage our business depends significantly on our information systems and infrastructure as well as, in certain instances those of our business partners and third-party providers. The failure of our current systems to operate effectively or to integrate with other systems, including integration of upgrades to better meet the changing needs of our customers, could result in transaction errors, processing inefficiencies, and the loss of sales and customers.  In addition, cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to company or customer data, denial of service attacks, the processing of fraudulent transactions, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. In our case, these attacks and attempted attacks have generally been in the form of active intrusion attempts from the internet, passive vulnerability mapping from the internet, and internal malware and or phishing attempts delivered through user actions.  Although we have in place various processes, procedures, and controls to monitor and mitigate these threats, these measures may not be sufficient to prevent a material security threat or mitigate these risks for our customers. If any of these events were to materialize, they could lead to disruption of our operations or loss of sensitive information as well as subject us to regulatory actions, litigation, or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, and cash flows.  Similar risks exist with respect to our business partners and third-party providers.  As a result, we are subject to the risk that the activities of our business partners and third-party providers may adversely affect our business even if an attack or breach does not directly impact our systems.

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

Our management information systems require continual upgrades to most effectively manage our operations and customer database.  Although we maintain some redundant systems, with full data backup, a significant component of our computer and telecommunications hardware is located in a single facility in New Hampshire, and a substantial interruption in our management information systems or in our telephone communication systems, including those resulting from extreme weather and natural disasters, as well as power loss, telecommunications failure, or similar events, would substantially hinder our ability to process customer orders and thus could have a material adverse effect on our business.

Should our financial performance not meet expectations, we may be required to record a significant charge to earnings for impairment of goodwill and other intangibles.

We test goodwill for impairment each year and more frequently if potential impairment indicators arise.  Although the fair value of our Business Solutions and Enterprise Solutions reporting units substantially exceeded their carrying value at our annual impairment test, should the financial performance of a reporting unit not meet expectations due to the economy or otherwise, we would likely adjust downward expected future operating results and cash flows.  Such adjustment may result in a determination that the carrying value of goodwill and other intangibles for a reporting unit exceeds its fair value.  This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $73.6 million aggregate carrying amount of goodwill held by our Business Solutions and Enterprise Solutions reporting units, resulting in a negative effect on our results of operations.

The failure to comply with our public sector contracts could result in, among other things, fines or liabilities.

Revenues from the Public Sector Solutions segment are derived from sales to federal, state, and local government departments and agencies, as well as to educational institutions, through various contracts and open market sales.  Government contracting is a highly regulated area.  Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment, or ineligibility from doing business with the government.  Our current arrangements with these government agencies allow them to cancel orders with little or no notice and do not require them to purchase products from us in the future.  The effect of any of these possible actions by any government department or agency could adversely affect our financial position, results of operations, and cash flows.

We acquire a majority of our products for resale from a limited number of vendors.  The loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources.  The five vendors supplying the greatest amount of goods to us constituted 61% of our total product purchases in the year ended December 31, 2017 and 59% and 61% in 2016 and 2015, respectively.  Among these five suppliers, product purchases from Ingram, our largest supplier, accounted for approximately 22% of our total product purchases in 2017 and 21% in both 2016 and 2015.  Purchases from Synnex comprised 12%, 13%, and 15% of our total product purchases in 2017, 2016, and 2015, respectively.   Purchases from HP accounted for approximately 11% of our total product purchases in 2017 and 9% in both 2016 and 2015.  Purchases from Tech Data comprised of 11% of our total product purchases in 2017 and 8% in both 2016 and 2015.  No other vendor supplied more than 10% of our total product purchases in 2017, 2016, or 2015.  If we were unable to acquire products from Ingram, Synnex, HP or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP represented 20% of our net sales in both 2017 and 2016, and 22% in 2015.    We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice.  Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2017 was $194.3 million.  Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We are dependent on key personnel.

Our future performance will depend to a significant extent upon the efforts and abilities of our senior executives and other key management personnel.  The current environment for qualified management personnel in the computer products industry is very competitive, and the loss of service of one or more of these persons could have an adverse effect on our business.  Our success and plans for future growth will also depend on our ability to hire, train, and retain skilled personnel in all areas of our business, especially sales representatives and technical support personnel.  We may not be able to attract, train, and retain sufficient qualified personnel to achieve our business objectives.

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

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence.  Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents.  Many states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies.  Our three sales companies are registered in substantially all states, however, if a state were to determine that our earlier contacts with that state exceeded the constitutionally permitted contacts, the state could assess a tax liability relating to our prior year sales.  Various states have from time-to-time initiated unclaimed property audits of our company escheatment practices.  A multi-state unclaimed property audit continues to be in process, and total accruals for unclaimed property aggregated $0.9 million at December 31, 2017.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 55% of the outstanding shares of our common stock as of December 31, 2017.  Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting.  Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company.  Such control may result in decisions that are not in the best interest of our public stockholders.  In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted.  Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of PC Connection

Our executive officers and their ages as of March 9, 2018 are as follows:

Name	Age	Position
Patricia Gallup	63	Chair and Chief Administrative Officer
Timothy McGrath	59	President and Chief Executive Officer
G. William Schulze	57	Vice President, Interim Treasurer and Chief Financial Officer

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

G. William Schulze has served as Interim Treasurer and Chief Financial Officer since October 2016, and as Vice President and Corporate Controller since October 2011.  From December 1998 to October 2011, Mr. Schulze served in various finance management roles at the Company.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN.”  As of February 26, 2018, there were 26,852,785 shares of our common stock outstanding, held by approximately 48 stockholders of record.  This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

The following table sets forth for the fiscal periods indicated the range of high and low sales prices for our common stock on the Nasdaq Global Select Market.

2017	High	Low
Quarter Ended:
December 31	$29.23	$25.72
September 30	28.19	24.33
June 30	29.64	25.65
March 31	29.79	26.68

2016	High	Low
Quarter Ended:
December 31	$29.40	$22.81
September 30	26.89	23.46
June 30	25.48	22.55
March 31	25.81	20.02

In 2017, we declared a special cash dividend of $0.34 per share.  The total cash payment of $9.1 million was made on January 12, 2018 to stockholders of record at the close of business on December 29, 2017.  In 2016, we declared a special cash dividend of $0.34 per share.  The total cash payment of $9.0 million was made on January 12, 2017 to stockholders of record at the close of business on December 30, 2016.  We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Share Repurchase Authorization

On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase our common stock.  We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We did not repurchase any shares in 2016 or 2017.  As of December 31, 2017, we have repurchased an aggregate of 1,682,119 shares for $12.2 million under our Board approved 2001 repurchase program.  The maximum approximate dollar value of shares that may yet be purchased under this Board authorized program is $2.8 million.

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

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from January 1, 2012 through December 31, 2017 with the cumulative total return for (i) the Nasdaq Stock Market Composite and (ii) the Nasdaq Retail Trade Stocks (Peer Group) for the period starting January 1, 2012 and ending December 31, 2017.  This graph assumes the investment of $100 on January 1, 2012 in our common stock and in each of the two Nasdaq indices, and that dividends are reinvested.

	Base
	Period	Years Ended
Company Name / Index	12-Dec	13-Dec	14-Dec	15-Dec	16-Dec	17-Dec
PC Connection, Inc.	100.00	219.88	221.03	207.51	260.61	246.30
Nasdaq Stock Market-Composite	100.00	140.12	160.78	171.97	187.22	242.71
Nasdaq Retail Trade (Peer Index)	100.00	129.59	143.32	149.25	150.96	160.58

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share)

Consolidated Statement of Operations Data:
Net sales	$2,911,883	$2,692,592	$2,573,973	$2,463,339	$2,221,638
Cost of sales	2,529,807	2,321,435	2,232,954	2,139,950	1,928,638
Gross profit	382,076	371,157	341,019	323,389	293,000
Selling, general and administrative expenses	304,549	290,637	262,465	251,935	233,604
Income from operations	77,527	80,520	78,554	71,454	59,396
Interest income (expense)	98	(67)	(87)	(86)	(149)
Income before taxes	77,625	80,453	78,467	71,368	59,247
Income tax provision	(22,768)	(32,342)	(31,640)	(28,687)	(23,565)
Net income	$54,857	$48,111	$46,827	$42,681	$35,682

Basic earnings per share	$2.05	$1.81	$1.77	$1.63	$1.37
Diluted earnings per share	$2.04	$1.80	$1.76	$1.61	$1.35

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)

Consolidated Balance Sheet Data:
Working capital	$368,080	$328,917	$330,848	$293,449	$256,376
Total assets	747,851	686,134	639,074	539,960	500,944
Total stockholders’ equity	482,252	433,442	392,451	354,008	319,829
Cash dividends declared per share	$0.34	$0.34	$0.40	$0.40	$0.40

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

OVERVIEW

We are a national solutions provider of a wide range of information technology, or IT, solutions.  We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers.  We also offer services involving design, configuration, and implementation of IT solutions.  These services are performed by our personnel and by third-party providers.  We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, or in our Business Solutions segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Enterprise Solutions segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector Solutions segment, through our GovConnection subsidiary.

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software.  We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users.  However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role.  We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs.  We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products.  Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs.  By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers.  Through the formation of our Technical Solutions Group we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects.  Such service offerings carry higher margins than traditional product sales.  Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins.  We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

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

Market conditions and technology advances significantly affect the demand for our products and services.  Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest on an ongoing basis in our own IT development to meet these new demands.

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality.  In October 2017, we began a two-year initiative to upgrade our IT infrastructure, and accordingly we expect our related capital investments to range from $15.0 to $18.0 million over the next two years.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Net sales (in millions)	$2,911.9	$2,692.6	$2,574.0
Gross margin	13.1%	13.8%	13.2%
Selling, general and administrative expenses	10.5	10.8	10.2
Income from operations	2.7	3.0	3.0

Net sales in 2017 increased by $219.3 million, or 8.1%, compared to 2016, due to increased sales in all three sales segments.  Our investments in advanced solution sales including our acquisition of Softmart in May 2016 led to higher sales of software and other advanced technology solutions.  Sales of notebooks and desktops, collectively referred to as client devices, also increased year over year as customers upgraded these client devices to increase productivity and enhance security. The year-over-year decrease in gross margin (gross profit expressed as a percentage of net sales) was attributed primarily to a more competitive marketplace in 2017.  SG&A expenses increased in dollars due to investments in solution sales personnel, incremental variable compensation associated with higher gross profits, and the acquisitions in May and October 2016 of Softmart and GlobalServe, respectively.  Operating income in 2017 decreased year over year in dollars and as a percentage of net sales as the increase in gross profit was more than offset by higher SG&A.

Sales Distribution

The following table sets forth our percentage of net sales by sales segment and product mix:

	Years Ended December 31,
	2017	2016	2015
Sales Segment
Business Solutions	40%	40%	41%
Enterprise Solutions	39	38	37
Public Sector Solutions	21	22	22
Total	100%	100%	100%

Product Mix
Software	23%	20%	17%
Notebooks/Mobility	22	23	23
Servers/Storage	9	10	13
Net/Com Product	7	8	9
Other Hardware/Services	39	39	38
Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2017	2016	2015
Sales Segment
Business Solutions	15.3%	15.8%	15.5%
Enterprise Solutions	12.3	12.8	12.0
Public Sector Solutions	10.5	11.7	11.3
Total	13.1%	13.8%	13.2%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2017	2016	2015
Personnel costs	$235.3	$226.2	$200.5
Advertising	14.4	16.1	15.7
Facilities operations	15.0	14.2	12.7
Professional fees	8.8	8.3	7.5
Credit card fees	7.2	6.9	7.1
Depreciation and amortization	11.8	10.5	9.0
Other, net	12.0	8.4	10.0
Total	$304.5	$290.6	$262.5
Percentage of net sales	10.5%	10.8%	10.2%

Personnel costs increased in 2017 compared to 2016 primarily due to investments in solutions sales personnel, increased variable compensation associated with higher gross profits, and the inclusion of the personnel costs of Softmart and GlobalServe since their respective May and October 2016 acquisition dates.  Depreciation and amortization increased in 2016 and 2017 due to investments in our IT infrastructure and the amortization of intangible assets added in 2016 with our two acquisitions.

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

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net sales increased by 8.1% to $2,911.8 million in 2017 from $2,692.6 million in 2016.  Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2017		2016
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Business Solutions	$1,158.6	39.8%	$1,091.2	40.5%	6.2%
Enterprise Solutions	1,131.8	38.9	1,012.0	37.6	11.8
Public Sector Solutions	621.4	21.3	589.4	21.9	5.4
Total	$2,911.8	100.0%	$2,692.6	100.0%	8.1%
Gross Profit:
Business Solutions	$177.8	15.3%	$172.4	15.8%	3.2%
Enterprise Solutions	139.0	12.3	129.6	12.8	7.3
Public Sector Solutions	65.3	10.5	69.2	11.7	(5.7)
Total	$382.1	13.1%	$371.2	13.8%	2.9%

•

Net sales for the Business Solutions segment increased due to higher sales of software, notebooks, and desktops.  Software sales for this segment increased by 11% due to our investments in additional security and software services technical specialists as well as our May 2016 acquisition of Softmart.  Net sales of notebooks/mobility and desktops (collectively referred to as client devices) increased by 10% and 19%, respectively, as small- to medium-sized businesses upgraded client devices to improve productivity and enhance security.

•

Net sales for the Enterprise Solutions segment increased due to higher sales of software, servers, and net/com products.  Software net sales for this segment increased year over year by 22% due to strong demand for security and office productivity tools as well as our May 2016 acquisition of Softmart.  Sales of servers and net/com products increased by 21% and 22%, respectively, as large enterprises increased IT investments to transform their workplace.

•

Net sales for the Public Sector Solutions segment increased to both federal government and state and local government and educational customers.  Sales to federal government customers grew by 12% in part due to higher sales of desktops made under federal government contracts.  Sales to state and local government and educational institutions increased by 2% due to modest sales growth across all its markets.

Gross profit for 2017 increased year over year in dollars but decreased as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Business Solutions segment increased as lower invoice selling margins were offset by higher net sales.  Invoice selling margins decreased year over year by 74 basis points due to lower vendor funding and a shift in both client and product mix, which included increased sales of lower-margin client devices.  We also receive agency fees from suppliers for certain software and hardware sales which are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin.  A 30 basis-point increase in these agency revenues partially offset the decrease in invoice selling margins.

•

Gross profit for the Enterprise Solutions segment increased as lower invoice selling margins were offset by an increase in net sales.  Invoice selling margins decreased by 62 basis points due to a hyper-competitive marketplace.  This margin decrease was offset by higher agency revenues (12 basis points).

•	Gross profit for the Public Sector Solutions segment decreased due to a decrease in gross margin. Invoice selling margins decreased by 121 basis points due to a hyper-competitive marketplace.

Selling, general and administrative expenses in 2017 increased in dollars but decreased as a percentage of net sales compared to the prior year.  SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions)

	Years Ended December 31,
	2017		2016
		% of Net		% of Net	%

	Amount	Sales	Amount	Sales	Change
Business Solutions	$137.4	11.9%	$130.8	12.0%	5.0%
Enterprise Solutions	88.8	7.9	87.1	8.6	2.0
Public Sector Solutions	64.3	10.4	60.6	10.3	6.1
Headquarters/Other, unallocated	14.0		12.1		15.7
Total	$304.5	10.5%	$290.6	10.8%	4.8%

•

SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales.  The dollar increase resulted from higher personnel costs ($4.0 million) and greater usage of Headquarters/Other ($3.2 million).  Personnel costs increased due to the transfer in Q2 2017 of technical staff from Headquarters/Other as well as incremental variable compensation on higher gross profits. The increase in Headquarters/Other services was partially related to our investments in technical and engineering support provided to this segment. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Enterprise Solutions segment increased in dollars but decreased as a percentage of net sales.  The increase in SG&A dollars was due to the inclusion of $2.9 million of operating expenses for GlobalServe, which we acquired in Q4 2016.  This increase related to GlobalServe was partially offset by cost expense savings initiated in Q2 2017.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales.  The dollar increase resulted from higher personnel costs ($1.2 million) and greater usage of Headquarters/Other ($1.6 million).  Personnel costs increased due to the transfer in Q2 2017 of technical staff from Headquarters/Other as well as incremental variable compensation on higher gross profits. The increase in Headquarters/Other services was partly related to our investments in technical and engineering support provided to this segment.

•

SG&A expenses for the Headquarters/Other group increased due to an increase in allocated personnel and costs related to our investments in solution services.  In the fourth quarter of 2017, we recorded a charge of $1.3 million relating to a one-time bonus paid to all non-executive employees, including those in this group. The impact of this one-time bonus on the three selling segments was not as meaningful to their overall SG&A expense. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management.  Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations decreased by $3.0 million to $77.5 million in 2017, compared to 2016.  Income from operations as a percentage of net sales was 2.7% in 2017, compared to 3.0% in 2016.  The decrease in operating income resulted primarily from the increase in SG&A costs.  The decrease in operating income as a percentage of net sales resulted primarily from the decrease in gross margin.

Income taxes.    Our effective tax rate was 29.3% for the year ended December 31, 2017, compared to 40.2% for the year ended December 31, 2016.  In December 2017, the U.S. Tax Cuts and Jobs Act was enacted, which among other changes, reduced the federal corporate income tax rate.  This rate reduction, which took effect on January 1, 2018, required the revaluation of our net deferred tax liability.  The revaluation resulted in the recording of an income tax benefit of $7.7 million for the fourth quarter of 2017.  We expect our corporate income tax rate for 2018 to range from 27% to 29%.

Net income increased by $6.7 million to $54.9 million in 2017, from $48.1 million in 2016, as the decrease in operating income was more than offset by the decrease in income tax described above.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales increased by 4.6% to $2,692.6 million in 2016 from $2,574.0 million in 2015.  Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2016		2015
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Business Solutions	$1,091.2	40.5%	$1,040.6	40.5%	4.9%
Enterprise Solutions	1,012.0	37.6	961.0	37.3	5.3
Public Sector Solutions	589.4	21.9	572.4	22.2	3.0
Total	$2,692.6	100.0%	$2,574.0	100.0%	4.6%
Gross Profit:
Business Solutions	$172.4	15.8%	$161.3	15.5%	6.9%
Enterprise Solutions	129.6	12.8	115.0	12.0	12.7
Public Sector Solutions	69.2	11.7	64.7	11.3	7.0
Total	$371.2	13.8%	$341.0	13.2%	8.8%

•

Net sales for the Business Solutions segment increased due to higher software and notebooks/mobility sales.  Software sales increased due to our 2016 acquisition of Softmart as well as investments in additional security and software services technical specialists.  Net sales of notebooks/mobility products increased as mobility continues to be a strategic focus for Business Solution customers.

•

Net sales for the Enterprise Solutions segment increased due to higher sales of software, accessories, and notebooks/mobility products.  Net sales of software for this segment increased year over year by 28% due to strong demand for security and office productivity tools as well as our 2016 acquisition of Softmart.

•

Net sales to the Public Sector Solutions segment increased due to increased sales to the federal government.  Sales to the federal government grew by 16.4% due to higher sales of desktops and notebooks made under federal government contracts, while sales to state and local government and educational institutions decreased by 2.9% due to lower sales to K-12 customers.  Sales of notebooks/mobility, desktops, and software increased in this segment, but were partly offset by decreased sales of server/storage products.

Gross profit for 2016 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Business Solutions segment increased due to an increase in net sales and gross margin.  Gross margin increased year over year due to higher invoice selling margins (24 basis points) realized on larger sales of higher-margin advance solution sales, as well as an increase in vendor early-payment discounts (3 basis points).

•

Gross profit for the Enterprise Solutions segment increased due to an increase in net sales and gross margin.  Gross margin increased year over year due to higher invoice selling margins (95 basis points) associated with increased sales of higher-margin software sales, offset by lower agency revenues (32 basis points).

•

Gross profit for the Public Sector Solutions segment increased due to an increase in net sales and gross margin.  Invoice selling margins increased by 40 basis points due to increased demand for higher-margin products such as software.

Selling, general and administrative expenses in 2016 increased in dollars and as a percentage of net sales compared to the prior year.  SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2016		2015
		% of Net		% of Net	%

	Amount	Sales	Amount	Sales	Change
Business Solutions	$130.8	12.0%	$118.4	11.4%	10.5%
Enterprise Solutions	87.1	8.6	73.9	7.7	17.9
Public Sector Solutions	60.6	10.3	57.8	10.1	4.8
Headquarters/Other, unallocated	12.1		12.4		(2.4)
Total	$290.6	10.8%	$262.5	10.2%	10.7%

•

SG&A expenses for the Business Solutions segment increased in dollars and as a percentage of net sales.  Both increased due to incremental variable compensation associated with higher gross profits, the inclusion of Softmart’s operating expenses, and greater usage of Headquarter services.  The increase in Headquarter services was partly related to our investments in technical and engineering support provided to this segment.

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales.  The increase in SG&A dollars and as a percentage of net sales was due to the inclusion of Softmart’s operating expenses, incremental variable compensation associated with higher gross profits, and higher usage of Headquarter services.  The increase in Headquarter services was partly related to our investments in technical and engineering support provided to this segment.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales.  Both increased due to incremental variable compensation associated with higher gross profits and greater usage of Headquarter services.  The increase in Headquarter services was partly related to our investments technical and engineering support provided to this segment.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.  We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $18.0 to $20.0 million and payments on leases and other contractual obligations of approximately $4.7 million.  We completed in 2017 a comprehensive review and assessment of our entire business software needs, and in October 2017, we began a two-year initiative to upgrade our IT infrastructure. Accordingly we expect our related capital investments to range from $15.0 to $18.0 million over the next two years.

We expect to meet our cash requirements for 2018 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2017, we had $50.0 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.  As of December 31, 2017, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 10, 2022.  Accordingly, our entire line of credit was available for borrowing at December 31, 2017.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2017	2016	2015

Net cash provided by operating activities	$19.3	$33.6	$30.9
Net cash used for investing activities	(11.8)	(54.9)	(12.8)
Net cash (used for) provided by financing activities	(6.7)	(9.7)	1.2
Increase (decrease) in cash and cash equivalents	$0.8	$(31.0)	$19.3

Cash provided by operating activities decreased $14.3 million in 2017.  Operating cash flow in 2017 resulted primarily from net income before depreciation and amortization and an increase in accounts payable, offset partially by an increase in accounts receivable and inventory.  Accounts receivable increased year over year by $37.8 million primarily due to our $26.7 million increase in sales in the fourth quarter of 2017 compared to the prior year period.  Days sales outstanding were unchanged at 48 days at both December 31, 2017 and 2016.  Inventory increased year over year by $16.2 million in 2017 due to inventory purchased for customer orders in backlog as of December 31, 2017. Inventory days, which is the measure of the average number of days goods remain in inventory before being sold, increased from 13 days at December 31, 2016, to 15 days at December 31, 2017.  Operating cash in 2016 was primarily generated by net income before depreciation and amortization and a decrease in inventory, offset by an increase in accounts receivable.

Operating cash in 2015 was primarily generated by net income before depreciation and amortization and an increase in accounts payable offset by increases in accounts receivable and inventory.

At December 31, 2017, we had $194.3 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be financed by cash flows from operations or short-term borrowings under the line of credit.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities decreased $43.1 million in 2017, compared to 2016.  2016 included our acquisitions of Softmart, Inc. and GlobalServe, Inc., while in 2017 we did not enter into acquisitions.  Cash used to purchase property and equipment less proceeds from the sale of equipment amounted to $11.8 million in 2017, compared to $11.9 million in 2016, and $12.3 million in 2015.  These expenditures were primarily related to capitalized internally-developed software in connection with investments in our IT infrastructure, and in 2015, included our investment in a distribution center. The acquisitions of Softmart and GlobalServe represented a net use of cash of $31.9 million and $11.1 million, respectively, for the year ended December 31, 2016.  In addition, in 2017 we invested $1.7 million in an ongoing upgrade of our internal IT systems, which we expect to complete mid-year 2019.  We expect that the cost to complete this upgrade will be between $15.0 million and $18.0 million.

Cash (used for) provided by financing activities decreased $3.0 million in 2017, compared to 2016.  Financing uses of cash in 2017 included dividends of $9.0 million declared in December 2016 and paid in January 2017, and in 2016 included dividends of $10.6 million declared in December 2015 and paid in January 2016.  Cash provided by financing activities in 2015 related primarily to proceeds of $0.9 million from the issuance of stock under our employee stock purchase plan.  In January 2018, the Company paid a dividend of $9.1 million which was declared in December 2017.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.50% at December 31, 2017).  The one-month LIBOR rate at December 31, 2017 was 1.56%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  We did not have any borrowings under the credit facility at December 31, 2017.

In February of 2017, we renewed our credit facility, extending the expiration date to February 10, 2022, at which time any amounts outstanding become due.  The credit facility was renewed with substantially the same terms and conditions as with the preceding agreement.

Cash receipts are automatically applied against any outstanding borrowings.  Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments.  Borrowings under the line of credit are classified as current.  At December 31, 2017, the entire $50.0 million facility was available for borrowing.

Contractual Obligations.  The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2017 (in thousands):

	Payments Due By Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Operating lease obligations (1)	$17,221	4,665	6,607	3,734	2,215

(1)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $0.9 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above.  See Note 8 to the Consolidated Financial Statements for a discussion on income taxes.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  As of December 31, 2017, the entire $50.0 million facility was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  Our outstanding borrowings under the credit facility during the fourth quarter of 2017 were immaterial, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2017.  Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2017.  Such amount was calculated at December 31, 2017, as $380.6 million, whereas our actual consolidated stockholders’ equity at this date was $482.3 million.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise.  Revenue is recognized at delivery and a reserve for sales returns is recorded.  We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses.  At December 31, 2017, we recorded sales reserves of $3.3 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.  At December 31, 2016, we recorded sales reserves of $3.7 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $38.3 million, $30.2 million, and $24.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions.  If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income.  Our trade receivables are charged off in the period in which they are deemed uncollectible.  Recoveries of trade receivables previously charged are recorded when received.  Write offs of customer and vendor receivables totaled $1.2 million in 2017, and $0.3 million in 2016.

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs.  These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable.  We also receive vendor co-op advertising funding for our catalogs and other programs.  Vendors have the ability to place advertisements in the catalogs or fund other advertising activities for which we receive advertising allowances.  These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expense on the consolidated statements of income.  Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales.  Our vendor partners generally consolidate their funding of advertising and other marketing programs, and as a result, we classify substantially all vendor allowances as a reduction of cost of inventory purchases rather than a reduction of advertising expense.

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or net realizable value, whichever is lower.  Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory.  The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand.  Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings.  Our obsolescence charges have ranged between $4.0 million and $5.0 million per annum.  Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

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

Our Enterprise Solutions and Business Solutions segments hold $66.2 million and $7.4 million of goodwill, respectively.  We concluded that the fair values of the two reporting units and the domain name each substantially exceeded the respective carrying value, and accordingly, an impairment was not identified in the annual test.  While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying values of those remaining assets in our Enterprise Solutions and Business Solutions segments.  Please see Note 3, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our discounted cash flow analysis.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.  In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate.  We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.  Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable.  Our average outstanding borrowings during 2017 was minimal.  Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not applicable.

Item 8.  Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2017.  This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of PC Connection, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 9, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 9, 2018

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the quarter ended December 31, 2017, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 3 of Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017 (the “Proxy Statement”) is incorporated herein by reference.  With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the text of our Code of Business Conduct and Ethics under the “Investor Relations” section of our website, www.connection.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

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

10.21(18)	Sixth Amendment, dated January 10, 2012, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.
10.22(25)	Seventh Amendment, dated July 16, 2014, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.
10.23(25)	Eighth Amendment, dated July 13, 2015, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.

10.24(25)	Ninth Amendment, dated January 4, 2017, to the Agreement for Inventory Financing between the Registrant and its subsidiaries GovConnection, Inc., and MoreDirect, Inc., and IBM Credit LLC.
10.25(25)	Agreement for Credit, dated January 1, 2014, by and among the Registrant, and its subsidiaries PC Connection Sales Corporation, GovConnection, Inc., and MoreDirect, Inc., and Castle Pines Capital LLC.
10.26(16)

Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.27(25)

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

101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Label Linkbase Document.
101.PRE **	XBRL Taxonomy Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(4)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(5)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 30, 2006.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 10, 2007.
(10)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(11)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 12, 2008.
(12)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 11, 2008.
(13)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2008.
(14)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 16, 2009.
(15)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2010.
(16)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on February 28, 2012.
(17)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 8, 2012.
(18)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 4, 2013.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 29, 2013.

(20)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 9, 2014.
(21)	Incorporated by reference from exhibits filed with the Company's current report on Form 8-K, filed on May 27, 2014.
(22)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 31, 2014.
(23)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 21, 2015.
(24)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 16, 2017.
(25)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 3, 2017.

*     Management contract or compensatory plan or arrangement.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 9, 2018
	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY MCGRATH
Timothy McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2018

/s/ G. WILLIAM SCHULZE
G. William Schulze	Vice President, Interim Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2018

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	March 9, 2018

/s/ JOSEPH BAUTE
Joseph Baute	Vice Chairman of the Board	March 9, 2018

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	March 9, 2018

/s/ BARBARA DUCKETT
Barbara Duckett	Director	March 9, 2018

/s/ JACK FERGUSON
Jack Ferguson	Director	March 9, 2018

/s/ DAVID HALL
David Hall	Director	March 9, 2018

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of PC Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 9, 2018

We have served as the Company’s auditor since 1984.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$49,990	$49,180
Accounts receivable, net	449,682	411,883
Inventories	106,753	90,535
Prepaid expenses and other current assets	5,737	5,453
Income taxes receivable	3,933	2,120
Total current assets	616,095	559,171
Property and equipment, net	41,491	39,402
Goodwill	73,602	73,602
Other intangibles, net	11,025	12,586
Other assets	5,638	1,373
Total Assets	$747,851	$686,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$194,257	$177,862
Accrued expenses and other liabilities	31,096	31,047
Accrued payroll	22,662	21,345
Total current liabilities	248,015	230,254
Deferred income taxes	15,696	19,602
Other liabilities	1,888	2,836
Total Liabilities	265,599	252,692
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, none issued	─	─
Common Stock, $.01 par value, 100,000 shares authorized, 28,709 and 28,465 issued, 26,853 and 26,609 outstanding at December 31, 2017 and 2016, respectively	287	285
Additional paid-in capital	114,154	111,081
Retained earnings	383,673	337,938
Treasury stock at cost, 1,856 shares at December 31, 2017 and 2016	(15,862)	(15,862)
Total Stockholders’ Equity	482,252	433,442
Total Liabilities and Stockholders’ Equity	$747,851	$686,134

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,

	2017	2016	2015
Net sales	$2,911,883	$2,692,592	$2,573,973
Cost of sales	2,529,807	2,321,435	2,232,954
Gross profit	382,076	371,157	341,019
Selling, general and administrative expenses	304,549	290,637	262,465
Income from operations	77,527	80,520	78,554
Interest income (expense)	98	(67)	(87)
Income before taxes	77,625	80,453	78,467
Income tax provision	(22,768)	(32,342)	(31,640)
Net income	$54,857	$48,111	$46,827

Earnings per common share:
Basic	$2.05	$1.81	$1.77
Diluted	$2.04	$1.80	$1.76

Shares used in computation of earnings per common share:
Basic	26,771	26,528	26,398
Diluted	26,891	26,719	26,616

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - January 1, 2015	28,199	$282	$106,956	$262,632	(1,856)	$(15,862)	$354,008
Issuance of common stock under stock incentive plans	41	1	436	—	─	─	437
Issuance of common stock under Employee Stock Purchase Plan	39	—	875	—	─	─	875
Stock-based compensation expense	—	—	994	—	─	─	994
Nonvested stock awards	74	1	(1)	—	─	─	—
Shares withheld for taxes paid on stock awards	—	—	(660)	—	─	─	(660)
Tax benefit from stock-based compensation	—	—	561	—	─	─	561
Dividend payment	—	—	—	(10,591)	─	─	(10,591)
Net income	—	—	—	46,827	─	─	46,827
Balance - December 31, 2015	28,353	284	109,161	298,868	(1,856)	(15,862)	392,451
Issuance of common stock under stock incentive plans	11	—	135	—	—	—	135
Issuance of common stock under Employee Stock Purchase Plan	39	—	961	—	—	—	961
Stock-based compensation expense	—	—	1,049	—	—	—	1,049
Nonvested stock awards	62	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(737)	—	—	—	(737)
Tax benefit from stock-based compensation	—	—	513	—	—	—	513
Dividend declaration	—	—	—	(9,041)	—	—	(9,041)
Net income	—	—	—	48,111	—	—	48,111
Balance - December 31, 2016	28,465	285	111,081	337,938	(1,856)	(15,862)	433,442
Issuance of common stock under stock incentive plans	157	2	1,748	—	—	—	1,750
Issuance of common stock under Employee Stock Purchase Plan	47	—	1,197	—	—	—	1,197
Stock-based compensation expense	—	—	741	—	—	—	741
Nonvested stock awards	40	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(613)	—	—	—	(613)
Dividend declaration	—	—	—	(9,122)	—	—	(9,122)
Net income	—	—	—	54,857	—	—	54,857
Balance - December 31, 2017	28,709	$287	$114,154	$383,673	(1,856)	$(15,862)	$482,252

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$54,857	$48,111	$46,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,839	10,453	8,961
Provision for doubtful accounts	1,658	360	1,097
Stock-based compensation expense	741	1,049	994
Deferred income taxes	(3,906)	3,506	2,652
Loss on disposal of fixed assets	24	92	44
Excess tax benefit from exercise of equity awards	—	(513)	(552)
Changes in assets and liabilities:
Accounts receivable	(39,457)	(33,835)	(64,215)
Inventories	(16,218)	12,401	(11,863)
Prepaid expenses, income tax receivables and other current assets	(2,097)	(1,274)	(285)
Other non-current assets	(4,265)	(321)	(328)
Accounts payable	15,807	(3,012)	41,324
Accrued expenses and other liabilities	337	(3,431)	6,206
Net cash provided by operating activities	19,320	33,586	30,862
Cash Flows from Investing Activities:
Purchases of equipment	(11,803)	(11,885)	(12,337)
Cash paid for acquisitions	—	(42,990)	—
Purchase of intangible assets	—	—	(450)
Net cash used for investing activities	(11,803)	(54,875)	(12,787)
Cash Flows from Financing Activities:
Dividend payment	(9,041)	(10,591)	—
Exercise of stock options	1,750	135	437
Issuance of stock under Employee Stock Purchase Plan	1,197	961	875
Excess tax benefit from exercise of equity awards	—	513	552
Payment of payroll taxes on stock-based compensation through shares withheld	(613)	(737)	(660)
Net cash (used for) provided by financing activities	(6,707)	(9,719)	1,204
Increase (decrease) in cash and cash equivalents	810	(31,008)	19,279
Cash and cash equivalents, beginning of period	49,180	80,188	60,909
Cash and cash equivalents, end of period	$49,990	$49,180	$80,188

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$699	$109	$504
Dividend declaration	9,122	9,041	10,591
Supplemental Cash Flow Information:
Income taxes paid	$28,927	$29,740	$30,371

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a national solutions provider of a wide range of information technology (“IT”) solutions. We help our customers design, enable, manage, and service their IT environments.  We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers.  We also offer services involving design, configuration, and implementation of IT solutions.  These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, in our Business Solutions segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Enterprise Solutions segment, through our MoreDirect and GlobalServe subsidiaries, and (c) federal, state, and local government and educational institutions, in our Public Sector Solutions segment, through our GovConnection subsidiary.

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

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise.  Revenue is recognized at delivery and a reserve for sales returns is recorded.  We make reasonable and reliable estimates of product returns based on significant historical experience and record our sales reserves as a reduction of revenues and either as offsets to accounts receivable or, for customers who have already paid, as offsets to accrued expenses.  At December 31, 2017, we recorded sales reserves of $3,308 and $167 as components of accounts receivable and accrued expenses, respectively.  At December 31, 2016, we recorded sales reserves of $3,709 and $220 as components of accounts receivable and accrued expenses, respectively.

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

We use our own engineering personnel in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposals, and other services.  Service revenue is recognized over time as the services are performed.  We evaluate such engagements to determine whether we or the third party assumes the general risk and reward of ownership in these transactions.  For those transactions in which we do not assume the risk and reward but instead act as an agent, we recognize the transaction revenue on a net basis.  Under net sales recognition, the cost of the third party is recorded as a reduction to the selling price, resulting in net sales being equal to the gross profit on the transaction.  In those engagements in which we are the principal and primary obligor, we report the sale on a gross basis, and the cost of the service provider is recognized in cost of goods sold.

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

Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $38,341, $30,234, and $24,158 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.  The carrying value of our cash equivalents approximates fair value.  The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days.  All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents.  Amounts due from banks for credit card transactions classified as cash equivalents totaled $6,776 and $4,345 at December 31, 2017 and 2016, respectively.

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

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment, are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or net realizable value, whichever is lower.  Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

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

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising consideration.  This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against SG&A expenses.  Advertising consideration that cannot be associated with a specific program or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales.  Our vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, we classify substantially all vendor consideration as a reduction of cost of sales rather than a reduction of advertising expense.  Advertising expense, which is classified as a component of SG&A expenses, totaled $14,437, $16,083, and $15,689, for the years ended December 31, 2017, 2016, and 2015, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization is provided for financial reporting purposes over the estimated useful lives of the assets ranging from three to seven years.  Computer software, including licenses and internally developed software, is capitalized and amortized over lives generally ranging from three to seven years.  Depreciation is recorded using the straight-line method.  Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives.

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

Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill, which is not subject to amortization; (2) an internet domain name, which is an indefinite-lived intangible not subject to amortization; and (3) amortizing intangibles, which consist of customer lists, trade names, and customer relationships, which are being amortized over their useful lives.

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

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base.  No single customer accounted for more than 3% of total net sales in 2017, 2016, and 2015.  While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government as a percentage of total net sales were 7.8%, 7.5%, and 6.7% in 2017, 2016, and 2015, respectively.

Product purchases from Ingram Micro, Inc. (“Ingram”), our largest supplier, accounted for approximately 22% of our total product purchases in 2017 and 21% in both 2016 and 2015.  Purchases from Synnex Corporation (“Synnex”) comprised 12%, 13%, and 15% of our total product purchases in 2017, 2016, and 2015, respectively.  Purchases from HP accounted for  approximately 11% of our total product purchases in 2017 and 9% in both 2016 and 2015.  Purchases from Tech Data accounted for approximately 11% of our total product purchases in 2017 and 8% in both 2016 and 2015.  No other vendor supplied more than 10% of our total product purchases in 2017, 2016, or 2015.  We believe that, while we may experience some short-term disruption, alternative sources for products obtained directly from Ingram, Synnex, HP, and Tech Data are available to us.

Products manufactured by HP represented 20% of our net sales in 2017 and 2016, and 22% in 2015.    We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2017	2016	2015
Numerator:
Net income	$54,857	$48,111	$46,827
Denominator:
Denominator for basic earnings per share	26,771	26,528	26,398
Dilutive effect of employee stock awards	120	191	218
Denominator for diluted earnings per share	26,891	26,719	26,616
Earnings per share:
Basic	$2.05	$1.81	$1.77
Diluted	$2.04	$1.80	$1.76

For the years ended December 31, 2017, 2016, and 2015, we did not exclude any outstanding nonvested stock units or stock options from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Comprehensive Income

We had no items of comprehensive income, other than our net income for each of the periods presented.

Recently Issued Financial Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company expects to adopt the new standard using the modified retrospective method that will result in a cumulative effect adjustment as of January 1, 2018. We are in the process of determining the effect that the adoption will have on our consolidated financial statements. Based on our analysis to date, we have reached the following tentative conclusions regarding the new standard and how we expect it to affect our consolidated financial statements and related disclosures:

•	We believe that since substantially all of our revenue is contractual, substantially all of our revenue falls within the scope of ASU No. 2014-09, as amended.

•

Our hardware revenue is recognized on a gross basis upon delivery. Upon adoption of the new standard, we expect to recognize revenue at an earlier point in time than we are recognizing under current accounting standards for contracts where shipping terms are FOB shipping point.

•

Upon adoption of the new standard we expect recognition of certain software products, including SAAS offerings and security software, will be on a net basis.  This will result in a decrease in net sales and cost of sales, but no change in gross profit.

•	We expect that our disclosures in our notes to our consolidated financial statements related to revenue recognition will be significantly expanded under the new standard.

Our analysis and evaluation of the new standard remains to be completed due to the complexity of the new standard, the application of judgment, and the requirement for the use of estimates in applying the new standard, as well as the volume of our client portfolio and the related terms and conditions of our contracts that must be reviewed.  We have not completed our final analysis of the quantitative impact of the adoption and the operation of our internal controls related to the adoption of the standard.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted this standard on January 1, 2017.  The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The primary impact of our adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. There were no unrecognized excess tax benefits at implementation.  Accordingly, we recorded discrete income tax benefits in the consolidated statements of income of $1,054 in the year ended December 31, 2017, for excess tax benefits related to equity compensation. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as was previously required.  We adopted the cash flow presentation that requires presentation of excess tax benefits within operating activities on a prospective basis. Additionally, under ASU 2016-09, we have elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares also had no impact to any of the periods presented in our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

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

2.    ACQUISITIONS

Softmart Acquisition

On May 27, 2016, we acquired substantially all of the assets of Softmart Inc. (“Softmart”), a global supplier of information technology and software services solutions.  The purchase of Softmart is consistent with our strategy to expand our software services capabilities.  Under the terms of the asset purchase agreement, we paid $31,899, net of cash acquired, and allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.  The excess of the purchase price over the net assets acquired represents potential synergies from Softmart’s customer base and its assembled workforce of sales representatives and software service specialists that we acquired in the transaction.  This excess of purchase price over the aggregate fair values was recorded as goodwill.  We incurred $357 of transaction costs in 2016 related to the acquisition which we have reported in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2016.  The operating results of Softmart have been included in the SMB and Large Accounts segments since the acquisition date.  The revenues and income from operations were not material to our consolidated results, and accordingly, we have not presented Softmart’s revenues or operating results on a pro forma basis.

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

GlobalServe Acquisition

On October 11, 2016, we acquired the outstanding common shares of GlobalServe, Inc. (“GlobalServe”), which has developed an Internet portal tool that simplifies customers’ global IT procurement.  Under the terms of the stock purchase agreement, we paid $11,101, net of cash acquired.   The purchase of GlobalServe allows us to service our customers’ global IT needs through this OneSource Internet portal with consistent delivery, reporting, pricing, and logistics.  We allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition and recorded the excess of purchase price over the aggregate fair values as goodwill.  In 2016 we incurred $118 of transaction costs related to the acquisition which we have reported in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2016.  We have included the operating results of GlobalServe in the Large Account segment since the acquisition date.  The revenues and income from operations were not material to our consolidated results, and accordingly, we have not presented GlobalServe’s revenues or operating results on a pro forma basis.

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

Our annual impairment test of an indefinite-lived domain name and goodwill is set as of the first day of the year.  Goodwill is held by our Large Account and SMB reporting units. The fair value of the domain name and the two reporting units each substantially exceeded the respective carrying value, and accordingly, an impairment was not identified in the annual test.  We also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying values of the reporting units or the domain name were in excess of the respective fair values during the year ended December 31, 2017.

To determine the fair value of our reporting units, we considered operating results and future projections, as well as changes in the Company’s overall market capitalization.    The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates.  Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends.  The discount rate used is a "market participant" weighted average cost of capital ("WACC").  For our computation of fair value as of January 1, 2017, we used a WACC rate of 10.7%, and estimated terminal growth rate at 3.0% and working capital requirements at 7.7% of revenues.    The carrying amount of goodwill for the periods presented is detailed below:

Balance at December 31, 2016	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Balance at December 31, 2017	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Intangible Assets

At December 31, 2017, our intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization.  In addition, we acquired in 2016 customer relationships from our Softmart and GlobalServe acquisitions, which will be amortized on a straight-line basis over their estimated useful lives of 10 years.  Our remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets.  Intangible assets and related accumulated amortization are detailed below:

		December 31, 2017			December 31, 2016
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	8	$3,400	$3,143	$257	$3,400	$2,861	$539
Tradename	5	1,190	1,190	—	1,190	1,111	79
Customer relationships	10	12,200	1,882	10,318	12,200	682	11,518
Total intangible assets		$16,790	$6,215	$10,575	$16,790	$4,654	$12,136

In 2017, 2016, and 2015, we recorded amortization expense of $1,561, $1,281, and $735, respectively.  The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows:

For the Years Ended December 31,
2018	$1,462
2019	1,256
2020	1,220
2021	1,220
2022	1,220
2023 and thereafter	4,197
$10,575

4.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2017	2016
Trade	$398,524	$384,709
Vendor returns, consideration and other	57,043	33,020
Due from employees	149	173
Total gross accounts receivable	455,716	417,902
Allowances for:
Sales returns	(3,308)	(3,709)
Doubtful accounts	(2,726)	(2,310)
Accounts receivable, net	$449,682	$411,883

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2017	2016
Computer software, including licenses and internally-developed software	$58,320	$69,006
Furniture and equipment	33,176	31,218
Leasehold improvements	7,787	7,300
Total	99,283	107,524
Accumulated depreciation and amortization	(57,792)	(68,122)
Property and equipment, net	$41,491	$39,402

We recorded depreciation and amortization expense for property and equipment of $10,278, $9,172, and $8,226 in 2017, 2016, and 2015, respectively.

6.    BANK BORROWINGS

 We have a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.50% at December 31, 2017).  The one-month LIBOR rate at December 31, 2017 was 1.56%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  The credit facility does not include restrictions on future dividend payments.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The

maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowing capacity under the credit facility.  We had no outstanding bank borrowings at December 31, 2017 or 2016, respectively, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

7.    STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”).  Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series.  Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board.  There were no preferred shares outstanding at December 31, 2017 or 2016.

Share Repurchase Authorization

In 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase our common stock.  We have considered block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

We did not repurchase any shares in the three years ended December 31, 2017.  As of December 31, 2017, we have repurchased an aggregate of 1,682 shares for $12,233 under our repurchase program, and the maximum approximate dollar value of shares that may yet be purchased under this program is $2,767.  In 2014, our Board of Directors approved a new share repurchase program authorizing up to $15,000 in share repurchases.  There is no fixed termination date for this new repurchase program.  Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions.  We intend to complete the 2001 repurchase program before repurchasing shares under the new program.  The timing and amount of any share repurchases will be based on market conditions and other factors.

Dividend Payments

The following table summarizes our special cash dividends declared in the three years ended December 31, 2017:

	2017	2016	2015
Dividend per share	$0.34	$0.34	$0.40
Stockholder record date	12/29/2017	12/30/2016	12/29/2015
Total dividend	$9,122	$9,041	$10,591
Payment date	1/12/2018	1/12/2017	1/12/2016

The dividends paid in January 2017 and 2018 were included in accrued expenses and other liabilities at December 31, 2016 and 2017, respectively.  We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In 2007, the Board adopted and our stockholders approved the 2007 Stock Incentive Plan.  In 2010, the Board adopted and our stockholders approved the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”), which among other things, extended the term of the 2007 Plan to 2020.  In May 2016, our stockholders approved an amendment to the 2007 Plan, which authorized the issuance of 1,700 shares of common stock.  Under the terms of the 2007 Plan, we are authorized for a ten-year period to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants.  As of December 31, 2017, there were 198 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and our stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”).  The Purchase Plan authorizes the issuance of common stock to participating employees.  Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period.  An aggregate of 1,138 shares of common stock has been reserved for issuance under the Purchase Plan, of which 1,114 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed.  We value grants with multiple vesting periods as a single award, estimate expected forfeitures based upon historical patterns of employee turnover, and record share-based compensation as a component of SG&A expenses.  In 2016, we granted nonvested stock units. No equity awards were granted in 2015 and 2017, however, in previous years both nonvested stock awards and stock options have been granted.

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

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2017:

	2017	2016	2015
Pre-tax expense for nonvested units	$741	$1,049	$994
Tax benefit	(297)	(420)	(398)
Net effect on net income	$444	$629	$596

We have historically settled stock option exercises with newly issued common shares.  The intrinsic value of options exercised in 2017, 2016, and 2015 was $2,569, $156, and $553, respectively.  The following table sets forth our stock option activity in 2017:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding, January 1, 2017	157	$11.12	1.44	$2,670
Exercised	(157)	11.12
Outstanding, December 31, 2017	—	$—	—	$—
Vested and expected to vest	—	$—	—	$—

In 2016, we issued nonvested stock units that settle in stock and vest over periods up to fifteen years.  No awards were issued in 2015 and 2017.  Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of our common stock on the grant date.  The following table summarizes our nonvested stock unit activity in 2017:

	Nonvested Stock Units
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	354	$19.34
Vested	(62)	11.41
Canceled	(4)	23.73
Nonvested at December 31, 2017	288	21.01

The weighted-average grant-date fair value of nonvested stock units granted in 2016 was $24.72.  No awards were granted in 2015 and 2017.  The total fair value of nonvested stock units that vested in 2017, 2016, and 2015 was $1,638, $2,348, and $2,287, respectively.  Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $5,283 as of December 31, 2017, and is expected to be recognized over a weighted-average period of approximately 7.1 years.

Stock Equivalent Units

We have also issued stock equivalent units, (“SEUs”), which settle in cash and vest ratably over four years, to non-executive employees.  The fair value of these liability awards is based on the closing market price of our common stock, and is remeasured at the end of each reporting period until the SEUs vest.  We report the compensation as a component of SG&A expense and the related liability as accrued payroll on the consolidated balance sheets.

	2017	2016	2015
Units issued	100	23	95
Compensation expense	$1,429	$1,973	$2,054

8.    INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$21,813	$23,923	$23,872
State	4,861	4,913	5,116
Total current	26,674	28,836	28,988
Deferred:
Federal	(5,132)	2,920	2,220
State	1,226	586	432
Total deferred	(3,906)	3,506	2,652
Net provision	$22,768	$32,342	$31,640

The components of the deferred taxes at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Provisions for doubtful accounts	$724	$751
Inventory costs capitalized for tax purposes	127	157
Inventory valuation reserves	275	331
Sales return reserves	129	218
Deductible expenses, primarily employee-benefit related	357	745
Accrued compensation	981	2,662
State tax contingency	79	110
Revenue deferral	409	565
Other	796	1,076
Compensation under non-statutory stock option agreements	34	499
State tax loss carryforwards	877	618
Federal benefit for uncertain state tax positions	177	480
Total gross deferred tax assets	4,965	8,212
Less: Valuation allowance	(745)	(485)
Net deferred tax assets	4,220	7,727

Deferred tax liabilities:
Goodwill and other intangibles	(12,516)	(17,776)
Property and equipment	(7,218)	(9,553)
Prepaid expenses	(182)	—
Total gross deferred tax liabilities	(19,916)	(27,329)
Net deferred tax liability	$(15,696)	$(19,602)

Current deferred tax assets	$—	$—
Noncurrent deferred tax liability	(15,696)	(19,602)
Net deferred tax liability	$(15,696)	$(19,602)

We have state net operating loss carryforwards aggregating $1,110 at December 31, 2017 representing state tax benefits, net of federal taxes, of approximately $877.  These loss carryforwards are subject to between five, fifteen, and twenty-year carryforward periods, with $9 expiring after 2018, $6 expiring after 2019, $5 expiring after 2020, $3 expiring after 2021, $3 expiring after 2022 and $1,084 expiring beyond 2022.  We have provided valuation allowances of $745 and $485 at December 31, 2017 and 2016, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that we believe are not likely to be realized.  The net change in the total valuation allowance reflects a $260, $102, and $70 increase in 2017, 2016, and 2015, respectively.  The valuation allowance was increased in 2017, 2016, and 2015 to offset the corresponding increase to the deferred tax asset associated with state net operating loss carryforwards.

A reconciliation of our 2017, 2016, and 2015 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2017	2016	2015
Federal income taxes, at statutory tax rate	$27,169	$28,159	$27,463
State income taxes, net of federal benefit	3,843	3,947	3,962
Nondeductible expenses	(113)	602	538
Remeasurement of net deferred tax balances	(7,815)	—	—
Other–net	(316)	(366)	(323)
Tax provision	$22,768	$32,342	$31,640

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35.0% to 21.0%, and setting limitations on deductibility of certain costs.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that we include in our financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, we recorded a preliminary $7.8 million in estimated tax benefit related to the change in net deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35.0% to 21.0% for the year ended December 31, 2017.

The final impact on our financial statements from the Tax Act may differ due to changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, and related interpretations in response to the Tax Act.

We file one consolidated U.S. Federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2013-2016 remain open to examination by the major state taxing jurisdictions in which we file.  The tax years 2014-2016 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2017, 2016, and 2015, is as follows:

	2017	2016	2015
Balance at January 1,	$684	$869	$892
Additions on tax positions of prior years	—	—	106
Lapses of applicable statute of limitations	(159)	(185)	(129)
Settlements	(157)	—	—
Balance at December 31,	$368	$684	$869

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits.  During the years ended December 31, 2017, 2016, and 2015, we recognized interest and penalties totaling $0, $62, and $110, respectively.  At December 31, 2017 and 2016, accrued interest aggregated $481 and $693, respectively, and accrued penalties aggregated $93 and $171, respectively.  As of December 31, 2017 and 2016, all unrecognized tax benefits and the related interest and penalties, if recognized, would favorably affect our effective tax rate.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statutes of limitations, or other reasons in the next twelve months.

9.    EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees.  No contributions to the profit-sharing element of the plan were made by us in 2017, 2016, or 2015.  We made matching contributions to the employee savings element of such plan of $2,396, $2,320, and $2,034 in 2017, 2016, and 2015, respectively.

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

Future aggregate minimum annual lease payments under these leases at December 31, 2017 are as follows:

Year Ended December 31,	Related Parties	Others	Total
2018	$1,302	$3,363	$4,665
2019	—	3,269	3,269
2020	—	3,338	3,338
2021	—	2,464	2,464
2022	—	1,270	1,270
2023 and thereafter	—	2,215	2,215

Total rent expense aggregated $5,225, $4,753, and $4,904 for the years ended December 31, 2017, 2016, and 2015, respectively, under the terms of the operating leases described above.  Such amounts included $1,647, $1,640, and $1,633 in 2017, 2016, and 2015, respectively, paid to related parties.

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

We are subject to audits by states on sales and income taxes,employment matters, and other assessments.  Additional liabilities for these and other audits could be assessed, and such outcomes could have a material negative impact on our financial position, results of operations, and cash flows.

11.    OTHER RELATED-PARTY TRANSACTIONS

As described in Note 10, we lease certain facilities from related parties.  Other related-party transactions include the transactions summarized below.  Related parties consist primarily of affiliated companies related to us through common ownership.

	2017	2016	2015
Revenue:
Sales of services to affiliated companies	$151	$159	$177

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

Net sales presented below exclude inter-segment product revenues.  Segment information applicable to our reportable operating segments for the years ended December 31, 2017, 2016, and 2015 is shown below:

	Years Ended December 31,

	2017	2016	2015
Net sales:
Business Solutions	$1,158,639	$1,091,182	$1,040,586
Enterprise Solutions	1,131,823	1,011,990	961,013
Public Sector Solutions	621,421	589,420	572,374
Total net sales	$2,911,883	$2,692,592	$2,573,973
Operating income (loss):
SMB	$40,425	$41,596	$42,855
Large Account	50,163	42,504	41,234
Public Sector	953	8,561	6,879
Headquarters/Other	(14,014)	(12,141)	(12,414)
Total operating income	77,527	80,520	78,554
Interest income (expense)	98	(67)	(87)
Income before taxes	$77,625	$80,453	$78,467
Selected operating expense:
Depreciation and amortization:
Business Solutions	$592	$425	$24
Enterprise Solutions	2,163	1,784	1,297
Public Sector Solutions	159	160	156
Headquarters/Other	8,925	8,084	7,484
Total depreciation and amortization	$11,839	$10,453	$8,961
Total assets:
Business Solutions	$249,064	$240,665
Enterprise Solutions	413,921	361,431
Public Sector Solutions	75,531	95,278
Headquarters/Other	9,335	(11,240)
Total assets	$747,851	$686,134

The assets of our operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles.  Goodwill of $66,236 and $7,366 is held by our Large Account and SMB segments, respectively, as of December 31, 2017.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment and intercompany balance, net.  Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $29,731 and $49,937 for the years ended December 31, 2017 and 2016, respectively.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Substantially, all of our sales in 2017, 2016, and 2015 were made to customers located in the United States.  Shipments to customers located in foreign countries were not more than 1% of total net sales in 2017, 2016, and 2015.  All of our assets at December 31, 2017 and 2016 were located in the United States.  Our primary target customers are SMBs, federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts.  No single customer accounted for more than 3% of total net sales in 2017, 2016, or 2015.  While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government were 7.8%, 7.5%, and 6.7% in 2017, 2016, and 2015, respectively.

13.     QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2017 and 2016.  This information has been prepared on the same basis as the annual financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document.  The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Net sales	$670,594	$749,792	$729,230	$762,267
Cost of sales	583,861	650,122	633,087	662,737
Gross profit	86,733	99,670	96,143	99,530
Selling, general and administrative expenses	75,281	77,230	74,404	77,634
Income from operations	11,452	22,440	21,739	21,896
Interest income (expense)	19	9	(8)	78
Income before taxes	11,471	22,449	21,731	21,974
Income tax provision	(4,039)	(8,864)	(8,614)	(1,251)
Net income	$7,432	$13,585	$13,117	$20,723
Earnings per common share:
Basic	$0.28	$0.51	$0.49	$0.77
Diluted	$0.28	$0.51	$0.49	$0.77
Weighted average common shares outstanding:
Basic	26,697	26,761	26,802	26,822
Diluted	26,866	26,893	26,899	26,907

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Net sales	$572,394	$676,165	$708,485	$735,548
Cost of sales	490,201	582,291	611,518	637,425
Gross profit	82,193	93,874	96,967	98,123
Selling, general and administrative expenses	67,029	72,864	74,522	76,222
Income from operations	15,164	21,010	22,445	21,901
Interest expense	(14)	(12)	(27)	(14)
Income before taxes	15,150	20,998	22,418	21,887
Income tax provision	(6,087)	(8,540)	(8,825)	(8,890)
Net income	$9,063	$12,458	$13,593	$12,997
Earnings per common share:
Basic	$0.34	$0.47	$0.51	$0.49
Diluted	$0.34	$0.47	$0.51	$0.49
Weighted average common shares outstanding:
Basic	26,499	26,501	26,542	26,569
Diluted	26,671	26,691	26,736	26,738

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2015	$3,223	30,289	(30,277)	$3,235
Year Ended December 31, 2016	$3,235	32,909	(32,435)	$3,709
Year Ended December 31, 2017	$3,709	32,399	(32,800)	$3,308

Allowance for Doubtful Accounts
Year Ended December 31, 2015	$2,135	1,097	(1,013)	$2,219
Year Ended December 31, 2016	$2,219	360	(269)	$2,310
Year Ended December 31, 2017	$2,310	1,658	(1,242)	$2,726

S-1