Form 10-Q
period 2018-03-31
PC CONNECTION INC
filed 2018-05-09
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2018

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of April 30, 2018 was 26,683,323.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$70,967	$49,990
Accounts receivable, net	408,334	449,682
Inventories,net	85,582	106,753
Prepaid expenses and other current assets	6,437	5,737
Income taxes receivable	380	3,933
Total current assets	571,700	616,095
Property and equipment, net	44,019	41,491
Goodwill	73,602	73,602
Other intangibles, net	10,645	11,025
Long-term accounts receivable	1,890	—
Other assets	1,714	5,638
Total Assets	$703,570	$747,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under bank line of credit	$859	$—
Accounts payable	152,115	194,257
Accrued expenses and other liabilities	23,434	31,096
Accrued payroll	17,207	22,662
Total current liabilities	193,615	248,015
Deferred income taxes	16,125	15,696
Other liabilities	1,871	1,888
Total Liabilities	211,611	265,599
Stockholders’ Equity:
Common stock	287	287
Additional paid-in capital	114,361	114,154
Retained earnings	396,170	383,673
Treasury stock, at cost	(18,859)	(15,862)
Total Stockholders’ Equity	491,959	482,252
Total Liabilities and Stockholders’ Equity	$703,570	$747,851

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$624,895	$670,594
Cost of sales	528,523	583,861
Gross profit	96,372	86,733
Selling, general and administrative expenses	80,900	75,281
Income from operations	15,472	11,452
Interest income, net	116	19
Income before taxes	15,588	11,471
Income tax provision	(4,288)	(4,039)
Net income	$11,300	$7,432

Earnings per common share:
Basic	$0.42	$0.28
Diluted	$0.42	$0.28

Shares used in computation of earnings per common share:
Basic	26,835	26,697
Diluted	26,916	26,866

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$11,300	$7,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,300	2,855
Deferred income taxes	429	38
Provision for doubtful accounts	417	545
Stock-based compensation expense	207	183
Changes in assets and liabilities:
Accounts receivable	57,389	32,885
Inventories	10,302	(9,438)
Prepaid expenses, income tax receivables and other current assets	2,721	1,016
Other non-current assets	(1,880)	22
Accounts payable	(42,521)	(6,177)
Accrued expenses and other liabilities	(4,420)	(3,936)
Net cash provided by operating activities	37,244	25,425
Cash Flows used for Investing Activities:
Purchases of equipment	(5,007)	(1,487)
Net cash used for investing activities	(5,007)	(1,487)
Cash Flows used for Financing Activities:
Proceeds from short-term borrowings	859	—
Purchase of treasury shares	(2,997)	—
Dividend payment	(9,122)	(9,041)
Exercise of stock options	—	1,678
Net cash used for financing activities	(11,260)	(7,363)
Increase in cash and cash equivalents	20,977	16,575
Cash and cash equivalents, beginning of period	49,990	49,180
Cash and cash equivalents, end of period	$70,967	$65,755

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$1,140	$291
Supplemental Cash Flow Information:
Income taxes paid	$320	$1,546

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”), other than the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) under the modified retrospective method as of January 1, 2018 as discussed below.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through the date of issuance of these financial statements.  The operating results for the three months ended March 31, 2018 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2018.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Adoption of Recently Issued Accounting Standards in this footnote for additional information.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We account for a contract when it has approval and commitment from both parties, the rights are identified, the contract has commercial substance, and collectability of consideration is probable. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price, which constitutes a contract. Revenue is recognized at the amount expected to be collected, net of any taxes collected from customers, which are subsequently remitted to governmental authorities.  We generally invoice for our products at the time of shipping, and accordingly there is not a significant financing component included in our contracts.

Nature of Products and Services

Information technology (“IT”) products typically represent a distinct performance obligation, and revenue is recognized at the point in time when control is transferred to the customer which varies based on terms of the contract. We recognize revenue as the principal in the transaction with the customer (i.e., on a gross basis), as we control the product prior to delivery to the customer and derive the economic benefits from the sales transaction given our control over customer pricing.

We do not recognize revenue for goods that remain in our physical possession before the customer has the ability to direct the use of, and obtain substantially all of the remaining benefits from the products, the goods are ready for physical transfer to and identified as belonging to the customer, and when we have no ability to use the product or to direct it to another customer.

Licenses for on premise software provide the customer with a right to take possession of the software. Customers may purchase perpetual licenses or enter into subscriptions to the licensed software. We are the principal in these transactions and recognize revenue for the on premise license at the point in time when the software is made available to the customer and upon the commencement of the term of the software or when the renewal term begins, as applicable.

For certain on premise licenses for security software, the customer derives substantially all of the benefit from these arrangements through the third-party delivered software maintenance which provides software updates and other support services.  We do not have control over the delivery of these performance obligations and accordingly we are the agent in these transactions. We recognize revenue for security software net of the related costs of sales at the point in time when our vendor and customer accept the terms and conditions in the sales contract. Cloud products allow customers to use hosted software over the contractual period without taking possession of the software and are provided on a subscription basis. We do not exercise control over these products and therefore are an agent in these transactions. We recognize revenue for cloud products net of the related costs of sales at the point in time when our vendor and customer accept the terms and conditions in the sales contract.

Certain software sales include on premise licenses that are combined with software maintenance. Software maintenance conveys rights to updates, bug fixes and help desk, and other support services transferred over the underlying contract period. On premise licenses are considered distinct performance obligations when sold with the software maintenance, as we sell these separately. We determine the stand-alone selling price (“SSP”) of the license and the software maintenance and allocate the transaction price amongst the performance obligations. We recognize revenue related to the software maintenance as the agent in these transactions because we do not have control over the on-going software maintenance service. Revenue allocated to software maintenance is recognized at the point in time when our vendor and customer accept the terms and conditions in the sales contract.

Certain of our larger customers are offered the opportunity by vendors to purchase software licenses and maintenance under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and bill the customer directly, paying resellers, such as us an agency fee or commission on these sales. We record these agency fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, we invoice the customer directly under an EA and account for the individual items sold based on the nature of each item. Our vendors typically dictate how the EA will be sold to the customer.

We also offer extended service plans (“ESP”) on IT products, both as part of the initial arrangement and separately from the IT products. When sold as one transaction, we determine the SSP of the IT products and the ESP and allocate the transaction price amongst the separate performance obligations.  We recognize revenue related to ESP as the agent in the transaction because we do not have control over the on-going ESP service. Revenue allocated to ESP is recognized at the point in time when our vendor and customer accept the terms and conditions in the sales contract.

All amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been included in net sales. Costs related to such shipping and handling billing are classified as cost of sales. Sales are reported net of sales, use, or other transaction taxes that are collected from customers and remitted to taxing authorities.

We use our own engineering personnel in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposal, and other services. Service revenue is recognized in general over time as we perform the underlying services and satisfy our performance obligations. We evaluate such engagements to determine whether we are the principal or the agent in each transaction. For those transactions in which we do not control the service, we act as an agent and recognize the transaction revenue on a net basis at a point in time when the vendor and customer agree on the sales contract.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products or services to a customer. Determining whether we are the agent or the principal and whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Estimates may be required to determine SSP for each distinct performance obligation. We maximize the use of observable inputs in the determination of the estimate for SSP for the items that we do not sell separately, including on-premises license sold with software maintenance, and IT products sold with ESP. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

We provide our customers with a limited thirty-day right of return generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We make estimates of product returns based on significant historical experience and record our sales return reserves as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses.

Description of Revenue

We disaggregate revenue from the contracts with customers by types of products and services, as we believe it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2018 and 2017, along with the reportable segment for each category.

	For the three months ended March 31, 2018
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Software	$34,424	$28,441	$6,863	$69,728
Notebooks/Mobility	71,729	63,438	23,898	159,065
Servers/Storage	31,501	24,543	17,139	73,183
Net/Com products	27,026	12,368	12,758	52,152
Other hardware/services	98,598	128,454	43,715	270,767

Total net sales	$263,278	$257,244	$104,373	$624,895

	For the three months ended March 31, 2017
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Software	$59,803	$54,882	$14,626	$129,311
Notebooks/Mobility	72,878	50,000	26,290	149,168
Servers/Storage	26,503	21,654	12,186	60,343
Net/Com products	22,969	16,471	17,524	56,964
Other hardware/services	91,480	109,911	73,417	274,808

Total net sales	$273,633	$252,918	$144,043	$670,594

Contract Balances

The following table provides information about contract liability from contracts with customers as of March 31, 2018 and January 1, 2018 (in thousands):

	March 31, 2018	January 1, 2018
Contract liability, which are included in "Accrued expenses and other liabilities"	3,087	2,914

Significant changes in the contract liability balances during the three months ended March 31, 2018 are as follows (in thousands):

Contract Liabilities
Balances at January 1, 2018	$2,914
Reclassification of the beginning contract liability to revenue, as the result of performance obligations satisfied	(1,146)
Cash received in advance and not recognized as revenue	1,319
Balances at March 31, 2018	$3,087

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

Adoption of Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASC 606, which amends the existing accounting standards for revenue recognition and expanded our disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018 we adopted ASC 606 using the modified retrospective transition method which resulted in an adjustment at January 1, 2018, to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date.  Upon adoption we recorded $1,197 as an increase retained earnings.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption resulted in acceleration of the timing of revenue recognized for certain transactions.  For example;

IT product revenue was previously recognized revenue at the time of delivery to the customer.  We have determined that control of the product may transfer prior to delivery to the customer for transaction where we have a legal right to payment upon shipment of the goods; title and risk of loss of/damage to the shipped goods are transferred to the customer, and the seller transfers physical possession of the shipped goods, and shipping terms do not affect customer acceptance.  In addition, certain transactions where product remains in our possession has been recognized as of the transaction date when all revenue recognition criteria have been met.

The following table presents the effect of the adoption of ASC 606 on our condensed consolidated balance sheet as of January 1, 2018:

		Adjustments
	Balance at	Due to ASU	Balance at
	December 31, 2017	2014-09	January 1, 2018
Balance Sheet
Assets
Accounts receivable, net	$449,682	$14,568	$464,250
Inventories	106,753	(10,869)	95,884
Prepaid expenses and other current assets	5,737	(132)	5,605
Long-term accounts receivable	—	1,890	1,890
Other assets	5,638	(3,914)	1,724

Liabilities
Accounts payable	194,257	(62)	194,195
Accrued expenses and other liabilities	31,096	(312)	30,784
Accrued payroll	22,662	291	22,953
Deferred income taxes	15,696	429	16,125

Stockholders' Equity
Retained earnings	$383,673	$1,197	$384,870

In addition to the timing of revenue recognition impacted by the above described transactions, upon adoption of ASC 606, the amount of revenue to be recognized prospectively is affected by the presentation of revenue transactions as an agent instead of principal in the following transactions:

Revenue related to the sale of cloud products as well as certain security software will be recognized net of costs of sales as we have determined that we act as an agent in these transactions.  These sales are recorded on a net basis at a point in time when our vendor and the customer accepts the term and conditions in the sales contract.  In addition, we sell third-party software maintenance that is delivered over time either separately or bundled with the software license. We have determined that software maintenance is a distinct performance obligation that we do not control, and accordingly, we act as an agent in these transactions and will recognize the related revenue on a net basis under ASC 606. We previously recognized revenue for cloud products, security software, and software maintenance on a gross basis (i.e., acting as a principal). This change will reduce both net sales and cost of sales with no impact on reported gross profit as compared to our prior accounting policies.

The following tables present the effect of the adoption of ASC 606 on our condensed consolidated income statement and balance sheet as of and for the three-months ended March 31, 2018 and as of March 31, 2018, respectively:

	For the three months ended March 31, 2018
			Balances without
	As		Adoption of
	Reported	Adjustments	ASC 606
Income statement
Revenues
Net sales	$624,895	$75,558	$700,453

Costs and expenses
Cost of sales	528,523	76,168	604,691

Income from operations	15,472	(497)	14,975
Income before taxes	15,588	(497)	15,091
Net income	$11,300	$(362)	$10,938

	March 31, 2018
			Balances without
	As		Adoption of
	Reported	Adjustments	ASC 606
Balance Sheet
Assets
Accounts receivable, net	$408,334	$(17,182)	$391,152
Inventories	85,582	13,503	99,085
Prepaid expenses and other current assets	6,437	247	6,684
Long-term receivables	1,890	(1,890)	—
Other assets	1,714	3,914	5,628

Liabilities
Accounts payable	$152,115	$(234)	$151,881
Accrued expenses and other liabilities	23,434	1,277	24,711
Accrued payroll	17,207	(327)	16,880
Deferred income taxes	16,125	(564)	15,561

Stockholders' Equity
Retained earnings	$396,170	$(1,559)	$394,611

We have elected the use of certain practical expedients in our adoption of the new standard, which includes continuing to record revenue reported net of applicable taxes imposed on the related transaction and the application of the new standard to all contracts not completed as of the adoption date. We have also elected to use the practical expedient to not account for the shipping and handling as separate performance obligations.  Adoptions of the standard related to revenue recognition had no net impact on our condensed consolidated statement of cash flows.

Recently Issued Financial Accounting Standards

In February 2017, the FASB issued ASU 2017-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently assessing the potential impact of the adoption of ASU 2017-02 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  ASU 2017-04 is effective for the Company beginning January 1, 2020 for both interim and annual reporting periods.  We are currently assessing the potential impact of the adoption of ASC 2017-04 on our consolidated financial statements.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
March 31,	2018	2017
Numerator:
Net income	$11,300	$7,432
Denominator:
Denominator for basic earnings per share	26,835	26,697
Dilutive effect of employee stock awards	81	169
Denominator for diluted earnings per share	26,916	26,866
Earnings per share:
Basic	$0.42	$0.28
Diluted	$0.42	$0.28

For the three months ended March 31, 2018 and 2017, we had no outstanding nonvested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 3–Segment and Related Disclosures

The internal reporting structure used by our chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments.  Our CODM is our Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of operating income.

Our operations are organized under three reportable segments—the Business Solutions segment, which serves primarily small- and medium-sized businesses; the Enterprise Solutions segment, which serves primarily medium-to-large corporations; and the Public Sector Solutions segment, which serves primarily federal, state, and local governmental and educational institutions.  In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, marketing, and product management.  Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions.  We report these charges to the operating segments as “Allocations.”  Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Segment information applicable to our reportable operating segments for the three months ended March 31, 2018 and 2017 is shown below:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net sales:
Business Solutions	$263,278	$273,633
Enterprise Solutions	257,244	252,918
Public Sector Solutions	104,373	144,043
Total net sales	$624,895	$670,594
Operating income (loss):
Business Solutions	$9,482	$8,607
Enterprise Solutions	12,678	9,057
Public Sector Solutions	(3,125)	(2,613)
Headquarters/Other	(3,563)	(3,599)
Total operating income	15,472	11,452
Interest income, net	116	19
Income before taxes	$15,588	$11,471
Selected operating expense:
Depreciation and amortization:
Business Solutions	$174	$154
Enterprise Solutions	482	594
Public Sector Solutions	34	39
Headquarters/Other	2,610	2,068
Total depreciation and amortization	$3,300	$2,855
Total assets:
Business Solutions	$255,230
Enterprise Solutions	406,303
Public Sector Solutions	52,709
Headquarters/Other	(10,672)
Total assets	$703,570

The assets of our three operating segments presented above consist primarily of accounts receivable, intercompany receivable, goodwill, and other intangibles.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, and property and equipment.  Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $10,431 as of March 31, 2018.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 5–Bank Borrowing

We have a $50,000 credit facility collateralized by our accounts receivable that expires in February 2022.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.75% at March 31, 2018).  The one-month LIBOR rate at March 31, 2018 was 1.88%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  The credit facility does not include restrictions on future dividend payments.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had $859 outstanding under this credit facility at March 31, 2018, and had no outstanding bank borrowings at December 31, 2017.  The $859 was subsequently repaid to the lender on April 2, 2018.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.  We therefore caution you against undue reliance on any of these forward-looking statements.  Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed.  We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

OVERVIEW

We are a leading solutions provider of a wide range of information technology, or IT, solutions.  We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers.  We also offer services involving design, configuration, and implementation of IT solutions.  These services are performed by our personnel and by first-party service providers.  We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, or Business Solutions segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Enterprise Solutions segment, through our MoreDirect subsidiary, and (c) federal, state, and local governmental and educational institutions, in our Public Sector Solutions segment, through our GovConnection subsidiary.

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

To support future growth, we are expanding our IT solution business, which requires the addition of highly-skilled services engineers.  Although we expect to realize the ultimate benefit of higher-margin service revenues under this multi-year initiative, we believe that our cost of sales will increase as we add service engineers.  If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may decline.

Market conditions and technology advances significantly affect the demand for our products and services.  Virtual delivery of software products and advanced internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands.

Our investments in IT infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.  In October 2017, we began a multi-year initiative to upgrade our IT systems and infrastructure, and have incurred $6.6 million of capital expenditures through March 31, 2018.  We expect additional capital expenditures to range from $12.0 to $14.0 million over the next eighteen months.  In addition, in the first quarter of 2018, we incurred $0.1 million of third-party expenses related to this upgrade initiative and expect at least this level of period expense to continue over the next six quarters.

On January 1, 2018, we adopted ASC 606, which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expands related disclosure requirements. See Adoption of Recently Issued Accounting Standards in Note 1, “Basis of Presentation,” in the Notes to the unaudited condensed consolidated financial statements for additional information

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	2018	2017
Net sales (in millions)	$624.9	$670.6
Gross margin	15.4%	12.9%
Selling, general and administrative expenses	12.9%	11.2%
Income from operations	2.5%	1.7%

Net sales in the first quarter of 2018 decreased year over year by $45.7 million, or 6.8%, compared to the first quarter of 2017.  Net sales were negatively impacted in the first quarter of 2018 by an increase in revenues reported on a net basis as a result of our adoption of ASC 606, discussed in Note 1 to our condensed consolidated financial statements.  Excluding the impact of the adoption of ASC 606, net sales would have increased by $29.9 million, or 4.5%, to $700.5 million.  See Note #1 to the condensed consolidated financial statements for a discussion of the impact of our adoption of ASC 606 and a reconciliation of this adoption on our condensed consolidated balance sheet and income statement. Gross profit dollars increased year over year by $9.6 million due to higher invoice selling margins realized on increased sales of higher-margin advanced solution sales.  The increase in SG&A expenses in dollars was primarily related to incremental variable compensation associated with higher gross profits as well as increased investments in solution selling. The increase in SG&A expenses as a percentage of net sales is due primarily to our decrease in net sales as a result of the adoption of ASC 606.  Operating income in the first quarter of 2018 increased year over year in dollars and as a percentage of net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended
	2018	2017
Sales Segment
Business Solutions	42%	41%
Enterprise Solutions	41	38
Public Sector Solutions	17	21
Total	100%	100%

Product Mix
Notebooks/Mobility	26%	22%
Servers/Storage	12	9
Software	11	19
Net/Com Product	8	9
Other Hardware/Services	43	41
Total	100%	100%

Our software revenues in the first quarter of 2018 decreased due to the adoption of ASC 606, which required the reporting of $78.6 million of software that previously would have been reported on a gross basis to be reported on a net basis.

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
	2018	2017
Sales Segment
Business Solutions	17.6%	15.3%
Enterprise Solutions	14.3	12.5
Public Sector Solutions	12.9	9.2
Total	15.4%	12.9%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended
	2018	2017
Personnel costs	$62.7	$58.9
Advertising, net	3.8	3.1
Facilities operations	4.1	3.5
Professional fees	2.4	2.1
Credit card fees	1.7	1.7
Depreciation and amortization	3.3	2.9
Other, net	2.9	3.1
Total	$80.9	$75.3
Percentage of net sales	12.9%	11.2%

Year-Over-Year Comparisons

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2018		2017
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Business Solutions	$263.3	42.1%	$273.6	40.8%	(3.8)%
Enterprise Solutions	257.2	41.2	252.9	37.7	1.7
Public Sector Solutions	104.4	16.7	144.1	21.5	(27.5)
Total	$624.9	100.0%	$670.6	100.0%	(6.8)%
Gross Profit:
Business Solutions	$46.2	17.6%	$41.8	15.3%	10.3%
Enterprise Solutions	36.7	14.3	31.6	12.5	15.8
Public Sector Solutions	13.5	12.9	13.3	9.2	1.0
Total	$96.4	15.4%	$86.7	12.9%	11.1%

Net sales as reported decreased in the first quarter of 2018 compared to the first quarter of 2017, as explained below:

•

Net sales of $263.3 million for the Business Solutions segment reflect an increase of $25.0 million, but was offset by a decrease of $35.4 million related to the adoption of new revenue guidance under ASC 606.  Sales of advanced solution products increased year over year in dollars, with servers, storage, and net/com products increasing 25.4%, 11.1%, and 17.7%, respectively. On a dollar basis, sales of servers, storage, and net/com products increased by $3.6 million, $1.4 million, and $4.1 million, respectively.

•

Net sales of $257.2 million for the Enterprise Solutions segment reflect an increase of $37.2 million, but was offset by a decrease of $33.0 million related to the adoption of new revenue guidance under ASC 606. Sales of notebooks and desktops increased by $13.4 million and $5.3 million, respectively, as customers continued the desktop refresh experienced in 2017. Storage and memory products each increased by $4.9 million and $8.5 million, respectively, as several large roll-outs were completed in the quarter.

•

Net sales of $104.4 million for the Public Sector Solutions segment reflect a decrease of $32.5 million and a decrease of $7.2 million related to the adoption of new revenue guidance under ASC 606.  Net sales to the federal government decreased by $22.1 million as revenues in the first quarter of 2017 included a large sale of desktops to a federal agency that did not repeat in 2018. Net sales to state and local government and educational institutions decreased by $17.6 million primarily due to lower sales to higher education customers.  Sales of desktops and notebooks decreased year over year by $29.8 million and $2.4 million; however sales of servers and memory increased by $5.3 million and $1.9 million, respectively.

Gross profit for the first quarter of 2018 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Business Solutions segment increased due to higher invoice selling margins.  Invoice selling margins increased by 183 basis points due to the increase in revenues reported on a net basis and an increase in a shift in product mix to higher-margin advanced solution products (servers, storage, and net/com) discussed above.  We also receive agency fees from suppliers for certain software and hardware sales which are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin.  Agency fees from enterprise software agreements increased year over year by $0.6 million, which on a rate basis, represented a 26 basis-point increase.

•

Gross profit for the Enterprise Solutions segment increased due to higher invoice selling margins.  Invoice selling margins increased by 121 basis points in the quarter due primarily to the increase in revenues reported on a net basis.  Agency fees from enterprise software agreements increased year over year by $1.1 million, which on a rate basis, represented a 43 basis-point increase.

•

Gross profit for the Public Sector Solutions segment increased slightly despite the decrease in net sales due to higher invoice selling margins.  Invoice selling margins increased by 358 basis points due a shift in product mix to higher-margin advanced solution sales and less sales of lower-margin desktops and notebooks.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the first quarter of 2018 compared to the prior year quarter.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended March 31,
	2018		2017
		% of		% of Net
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Business Solutions	$36.8	14.0%	$33.2	12.1%	10.8%
Enterprise Solutions	24.0	9.3	22.6	8.9	6.2
Public Sector Solutions	16.6	15.9	15.9	11.1	3.8
Headquarters/Other, unallocated	3.5		3.6		(2.8)
Total	$80.9	12.9%	$75.3	11.2%	7.4%

•

SG&A expenses for the Business Solutions segment increased in dollars and as a percentage of net sales.  The year-over year increase in SG&A dollars was primarily due to an increase of $0.6 million in advertising expense, $1.1 million of incremental variable compensation associated with higher gross profit, and $1.2 million of higher usage of Headquarter services.  The increase in SG&A as a percentage of net sales was due to an increase in SG&A dollars and a decrease in net sales due to the adoption of ASC 606.

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales.  The year-over-year increase in SG&A dollars was primarily due to an increase of $0.9 million of incremental variable compensation associated with higher gross profit and $0.4 million of higher usage of Headquarter services.  The increase in SG&A as a percentage of net sales was due to an increase in SG&A dollars and a decrease in net sales related to the adoption of ASC 606.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to an increase of $0.6 million of higher usage of Headquarter services.  The increase in SG&A as a percentage of net sales was due to an increase in SG&A dollars and a decrease in net sales due to the adoption of ASC 606.

•

SG&A expenses for the Headquarters/Other group decreased due to an increase in allocated executive oversight costs.  The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management.  Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Income from operations for the first quarter of 2018 increased to $15.5 million, compared to $11.5 million for the first quarter of 2017, due to the increase in gross profit.  Income from operations as a percentage of net sales was 2.5% for the first quarter of 2018, compared to 1.7% of net sales for the prior year quarter, due to the higher gross profits achieved as well as the lower revenues reported under ASC 606.

Our effective tax rate was 27.5% for the first quarter of 2018, compared to 35.2% for the first quarter of 2017.  In December 2017, the U.S. Tax Cuts and Jobs Act was enacted, which among other changes, reduced the federal corporate income tax rate effective January 1, 2018.  We expect our corporate income tax rate for 2018 to range from 27% to 29% and will vary based on fluctuations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the first quarter of 2018 increased to $11.3 million, compared to $7.4 million for the first quarter of 2017, due to the increase in operating income and lower tax rate in the first quarter of 2018, compared to the first quarter of 2017.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.  We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $18.0 to $20.0 million, and payments on leases and other contractual obligations of approximately $4.2 million.  Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.  In October 2017, we began a multi-year initiative to upgrade our IT infrastructure, for which we have incurred $6.6 million of capital expenditures through March 31, 2018.  We expect additional capital expenditures to range from $12.0 to $14.0 million over the next eighteen months.  In addition, in the first quarter of 2018, we incurred $0.1 million of third-party expenses related to the IT upgrade initiative and expect at least this level of period expense to continue over the next six quarters.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2018, we had $71.0 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.    As of March 31, 2018, we had $0.9 million in outstanding borrowings against our $50.0 million bank line of credit, which is available until February 10, 2022.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.  The outstanding $0.9 million of borrowing was repaid in April of 2018.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three Months Ended
	2018	2017
Net cash provided by operating activities	$37.2	$25.4
Net cash used for investing activities	(5.0)	(1.5)
Net cash used for financing activities	(11.2)	(7.3)
Increase in cash and cash equivalents	$21.0	$16.6

Cash provided by operating activities was $37.2 million in the three months ended March 31, 2018.  Cash flow provided for operations in the three months ended March 31, 2018 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable and inventory, offset by a decrease in accounts payable. Accounts receivable decreased by $57.4 million from the prior year-end balance.  Days sales outstanding increased to 53 days at March 31, 2018, compared to 48 days at March 31, 2017.  Excluding the impact of the adoption of ASC 606, days sales outstanding would have been unchanged at 48 days at March 31, 2018 and 2017.  Inventory decreased from the prior year-end balance by $10.3 million due to lower levels of inventory on-hand related to future backlog and a decrease in shipments not received by our customers as of March 31, 2018 compared to December 31, 2017.  Inventory turns decreased to 23 turns for the first quarter of 2018 compared to 25 turns for the prior year quarter. Excluding the impact from the adoption of ASC 606, inventory turns would have increased to 26 turns for the first quarter of 2018 compared to 25 turns for the prior year period.

At March 31, 2018, we had $152.1 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be paid by cash flows from operations or short-term borrowings under the line of credit.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities in the three months ended March 31, 2018 represented $5.0 million of purchases of property and equipment.  These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure, compared to $1.5 million of purchases of property and equipment in the prior year.

Cash used for financing activities in the three months ended March 31, 2018 consisted primarily of a $9.1 million payment of a special $0.34 per share dividend and $3.0 million for the purchase of treasury shares, offset by $0.9 million of proceeds from short-term borrowings.  Whereas in the prior year period, financing activities primarily represented a $9.0 million payment of a special $0.40 per share dividend, offset by $1.6 million of proceeds from the exercise of stock options.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.75% at March 31, 2018).       The one-month LIBOR rate at March 31, 2018 was 1.88%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  At March 31, 2018, $49.1 million facility was available for borrowing.  In April, the amount outstanding was paid in full.

Cash receipts are automatically applied against any outstanding borrowings.  Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments.  Borrowings under the line of credit are classified as current.

Operating Leases.   We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases which have been reported in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations.  The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2017 have not materially changed since the report was filed.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  As of March 31, 2018, $49.1 million was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Our credit facility does not include restrictions on future dividend payments.  Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  Our actual funded ratio as of March 31, 2018 was 0.01 to 1.0, as average borrowings against our credit facility were minimal during the three months ended March 31, 2018.  Future decreases in our consolidated Adjusted EBITDA, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2017 (loss quarters not counted).  Such amount was calculated as $386.3 million at March 31, 2018, whereas our actual consolidated stockholders’ equity at this date was in compliance at $492.0 million.

Capital Markets.  Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the information technology industry, our financial performance and stock price, and the state of the capital markets.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of ASC 606 under the modified retrospective method as of January 1, 2018 as discussed in Note 1 to the condensed consolidated financial statements.  These policies include revenue recognition, accounts receivable, vendor allowances, inventory, and the value of goodwill and long-lived assets, including intangibles.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.   No material changes have occurred in our market risks since December 31, 2017.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Except as noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2018, we changed existing controls to ensure we adequately implemented the new accounting standard related to revenue recognition effective January 1, 2018.  The modified and new controls were designed to address risks associated with recognizing revenue based on the five-step model in the new standard and to ensure completeness and accuracy of the expanded disclosures required by the new standard.

PART II - OTHER INFORMATION

Item 1A - Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2–Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2018, of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
	Total		Part of	Shares (or Units)
	Number of	Average	Publicly	that May Yet Be
	Shares (or	Price Paid	Announced	Purchased Under
	Units)	per Share	Plans or	the Plan or
Period	Purchased	(or Unit)	Programs	Programs (1)
01/01/18-01/31/18	—	$—	—	$—
02/01/18-02/28/18	—	—	—	—
03/01/18-03/31/18	116,241	25.78	116,241	14,769,319
	116,241	$25.78	116,241	$14,769,319

(1)

Our Board of Directors previously authorized the spending of $30.0 million in aggregate as part of a publicly announced share repurchase program of common stock. Share purchases are made is open market transactions from time to time depending on market conditions. The program does not have a fixed expiration date.

Item 6 - Exhibits

Exhibit Number		Description
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*		Filed herewith.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	May 9, 2018	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	May 9, 2018	By:	/s/ STEPHEN P. SARNO
Stephen P. Sarno
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)