Form 10-Q
period 2018-06-30
PC CONNECTION INC
filed 2018-08-02
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2018

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of July 31, 2018 was 26,702,507.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PC CONNECTION, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$68,680	$49,990
Accounts receivable, net	463,994	449,682
Inventories, net	107,449	106,753
Prepaid expenses and other current assets	6,279	5,737
Income taxes receivable	933	3,933
Total current assets	647,335	616,095
Property and equipment, net	46,012	41,491
Goodwill	73,602	73,602
Intangibles assets, net	10,284	11,025
Long-term accounts receivable	1,890	—
Other assets	1,831	5,638
Total Assets	$780,954	$747,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$200,940	$194,257
Accrued expenses and other liabilities	28,915	31,096
Accrued payroll	23,458	22,662
Total current liabilities	253,313	248,015
Deferred income taxes	16,125	15,696
Other liabilities	1,855	1,888
Total Liabilities	271,293	265,599
Stockholders’ Equity:
Common stock	287	287
Additional paid-in capital	115,224	114,154
Retained earnings	414,396	383,673
Treasury stock, at cost	(20,246)	(15,862)
Total Stockholders’ Equity	509,661	482,252
Total Liabilities and Stockholders’ Equity	$780,954	$747,851

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$706,570	$749,792	$1,331,465	$1,420,386
Cost of sales	599,102	650,122	1,127,625	1,233,983
Gross profit	107,468	99,670	203,840	186,403
Selling, general and administrative expenses	82,521	77,230	163,421	152,511
Income from operations	24,947	22,440	40,419	33,892
Interest income, net	182	9	298	28
Income before taxes	25,129	22,449	40,717	33,920
Income tax provision	(6,903)	(8,864)	(11,191)	(12,903)
Net income	$18,226	$13,585	$29,526	$21,017

Earnings per common share:
Basic	$0.68	$0.51	$1.10	$0.79
Diluted	$0.68	$0.51	$1.10	$0.78

Shares used in computation of earnings per common share:
Basic	26,685	26,761	26,760	26,729
Diluted	26,820	26,893	26,868	26,879

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows provided by (used for) Operating Activities:
Net income	$29,526	$21,017
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	6,729	5,710
Provision for doubtful accounts	694	613
Stock-based compensation expense	465	385
Deferred income taxes	429	164
Changes in assets and liabilities:
Accounts receivable	1,452	(15,169)
Inventories	(11,565)	(27,691)
Prepaid expenses, income tax receivables and other current assets	2,326	(2,548)
Other non-current assets	(1,997)	(4,077)
Accounts payable	6,163	8,930
Accrued expenses and other liabilities	7,296	2,908
Net cash provided by (used for) operating activities	41,518	(9,758)
Cash Flows used for Investing Activities:
Purchases of equipment	(9,927)	(4,531)
Net cash used for investing activities	(9,927)	(4,531)
Cash Flows used for Financing Activities:
Proceeds from short-term borrowings	859	—
Repayment of short-term borrowings	(859)	—
Purchase of treasury shares	(4,384)	—
Dividend payment	(9,122)	(9,041)
Exercise of stock options	—	1,678
Issuance of stock under Employee Stock Purchase Plan	605	603
Net cash used for financing activities	(12,901)	(6,760)
Increase (decrease) in cash and cash equivalents	18,690	(21,049)
Cash and cash equivalents, beginning of period	49,990	49,180
Cash and cash equivalents, end of period	$68,680	$28,131

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$1,281	$662
Supplemental Cash Flow Information:
Income taxes paid	$8,309	$15,705

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America.  Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”), other than the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) under the modified retrospective method as of January 1, 2018, as discussed below.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through the date of issuance of these financial statements.  The operating results for the three and six months ended June 30, 2018 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2018.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, which replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Adoption of Recently Issued Accounting Standards in this footnote for additional information.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In most instances, when several performance obligations are aggregated into one single transaction, these performance obligations are fulfilled at the same point of time.  We account for an arrangement when it has approval and commitment from both parties, the rights are identified, the contract has commercial substance, and collectability of consideration is probable. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price, which constitutes an arrangement. Revenue is recognized at the amount expected to be collected, net of any taxes collected from customers, which are subsequently remitted to governmental authorities.  We generally invoice for our products at the time of shipping, and accordingly there is not a significant financing component included in our arrangements.

Nature of Products and Services

Information technology (“IT”) products typically represent a distinct performance obligation, and revenue is recognized at the point in time when control is transferred to the customer which varies based on terms of the arrangement. We recognize revenue as the principal in the transaction with the customer (i.e., on a gross basis), as we control the product prior to delivery to the customer and derive the economic benefits from the sales transaction given our control over customer pricing.

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

For certain on premise licenses for security software, the customer derives substantially all of the benefit from these arrangements through the third-party delivered software maintenance which provides software updates and other support services.  We do not have control over the delivery of these performance obligations, and accordingly we are the agent in these transactions. We recognize revenue for security software net of the related costs of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangement. Cloud products allow customers to use hosted software over the contractual period without taking possession of the software and are provided on a subscription basis. We do not exercise control over these products and therefore are an agent in these transactions. We recognize revenue for cloud products net of the related costs of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangements.

Certain software sales include on premise licenses that are combined with software maintenance. Software maintenance conveys rights to updates, bug fixes and help desk, and other support services transferred over the underlying contract period. On premise licenses are considered distinct performance obligations when sold with the software maintenance, as we sell these separately. We recognize revenue related to the software maintenance as the agent in these transactions because we do not have control over the on-going software maintenance service. Revenue allocated to software maintenance is recognized at the point in time when our vendor and customer accept the terms and conditions in the sales arrangements.

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

We also offer extended service plans (“ESP”) on IT products, both as part of the initial arrangement and separately from the IT products. We recognize revenue related to ESP as the agent in the transaction because we do not have control over the on-going ESP service. Revenue allocated to ESP is recognized at the point in time when our vendor and customer accept the terms and conditions in the sales arrangement.

We use our own engineering personnel in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposal, and other services. Service revenue is recognized in general over time as we perform the underlying services and satisfy our performance obligations. We evaluate such engagements to determine whether we are the principal or the agent in each transaction. For those transactions in which we do not control the service, we act as an agent and recognize the transaction revenue on a net basis at a point in time when the vendor and customer accept the terms and conditions in the sales arrangement.

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

We estimate SSP for each distinct performance obligation when a single arrangement contains multiple performance obligations and the fulfillment occurs at different points of times. We maximize the use of observable inputs in the determination of the estimate for SSP for the items that we do not sell separately, including on-premises license sold with software maintenance, and IT products sold with ESP. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

We provide our customers with a limited thirty-day right of return which is generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We make estimates of product returns based on significant historical experience and record our sales return reserves as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses.

Description of Revenue

We disaggregate revenue from our arrangements with customers by type of products and services, as we believe this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table represents a disaggregation of revenue from arrangements with customers for the three months ended June 30, 2018 and 2017, along with the reportable segment for each category.

	Three Months Ended June 30, 2018
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$81,999	$68,545	$35,261	$185,805
Software	38,375	37,363	11,043	86,781
Desktops	28,399	30,006	18,762	77,167
Servers/Storage	27,303	24,295	16,499	68,097
Net/Com products	29,140	20,124	11,115	60,379
Other hardware/services	64,826	120,732	42,783	228,341

Total net sales	$270,042	$301,065	$135,463	$706,570

	Three Months Ended June 30, 2017
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$75,900	$49,964	$34,340	$160,204
Software	70,075	80,815	22,179	173,069
Desktops	29,685	24,171	21,321	75,177
Servers/Storage	30,304	19,120	13,994	63,418
Net/Com products	24,777	19,999	16,186	60,962
Other hardware/services	65,679	108,008	43,275	216,962

Total net sales	$296,420	$302,077	$151,295	$749,792

The following table represents a disaggregation of revenue from arrangements with customers for the six months ended June 30, 2018 and 2017, along with the reportable segment for each category.

	Six Months Ended June 30, 2018
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$153,728	$131,983	$59,159	$344,870
Software	72,799	65,804	17,906	156,509
Desktops	56,690	61,232	28,836	146,758
Servers/Storage	58,804	48,838	33,638	141,280
Net/Com products	56,166	32,492	23,873	112,531
Other hardware/services	135,133	217,960	76,424	429,517

Total net sales	$533,320	$558,309	$239,836	$1,331,465

	Six Months Ended June 30, 2017
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$148,778	$99,964	$60,630	$309,372
Software	129,878	135,697	36,805	302,380
Desktops	56,145	50,142	61,176	167,463
Servers/Storage	56,807	40,774	26,180	123,761
Net/Com products	47,746	36,470	33,710	117,926
Other hardware/services	130,699	191,948	76,837	399,484

Total net sales	$570,053	$554,995	$295,338	$1,420,386

Contract Balances

The following table provides information about contract liability from arrangements with customers as of June 30, 2018 and January 1, 2018:

	June 30, 2018	January 1, 2018
Contract liability, which are included in "Accrued expenses and other liabilities"	$8,433	$2,914

Significant changes in the contract liability balances during the three and six months ended June 30, 2018 are as follows (in thousands):

Three Months Ended
June 30,
Balances at April 1, 2018	$3,087
Reclassification of the beginning contract liability to revenue, as the result of performance obligations satisfied	(1,830)
Cash received in advance and not recognized as revenue	7,176
Balances at June 30, 2018	$8,433

Six Months Ended
June 30,
Balances at January 1, 2018	$2,914
Reclassification of the beginning contract liability to revenue, as the result of performance obligations satisfied	(2,976)
Cash received in advance and not recognized as revenue	8,495
Balances at June 30, 2018	$8,433

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

On January 1, 2018 we adopted ASC 606 using the modified retrospective transition method which resulted in an adjustment at January 1, 2018, to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date.  Upon adoption we recorded $1,197 as an increase to retained earnings.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption resulted in an acceleration of the timing of revenue recognized for certain transactions where product that remained in our possession has been recognized as of the transaction date when all revenue recognition criteria have been met.

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

In addition to the timing of revenue recognition impacted by the above described transactions, upon adoption of ASC 606, the amount of revenue to be recognized prospectively was affected by the presentation of revenue transactions as an agent instead of principal in the following transactions:

Revenue related to the sale of cloud products as well as certain security software is now being recognized net of costs of sales as we determined that we act as an agent in these transactions.  These sales are recorded on a net basis at a point in time when our vendor and the customer accept the terms and conditions in the sales arrangement.  In addition, we sell third-party software maintenance that is delivered over time either separately or bundled with the software license. We have determined that software maintenance is a distinct performance obligation that we do not control, and accordingly, we act as an agent in these transactions and will recognize the related revenue on a net basis under ASC 606. We previously recognized revenue for cloud products, security software, and software maintenance on a gross basis (i.e., acting as a principal). This change reduced both net sales and cost of sales with no impact on reported gross profit as compared to our prior accounting policies.

The following tables present the effect of the adoption of ASC 606 on our condensed consolidated income statement and balance sheet and for the three and six months ended June 30, 2018 and as of June 30, 2018, respectively:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
			Balances without			Balances without
	As		Adoption of	As		Adoption of
	Reported	Adjustments	ASC 606	Reported	Adjustments	ASC 606
Income statement
Revenues
Net sales	$706,570	$113,199	$819,769	$1,331,465	$188,757	$1,520,222

Costs and expenses
Cost of sales	599,102	111,797	710,899	1,127,625	187,965	1,315,590

Income from operations	24,947	1,081	26,028	40,419	584	41,003
Income before taxes	25,129	1,081	26,210	40,717	584	41,301
Net income	18,226	784	19,010	29,526	422	29,948

	June 30, 2018
			Balances without
	As		Adoption of
	Reported	Adjustments	ASC 606
Balance Sheet
Assets
Accounts receivable, net	$463,994	$(11,014)	$452,980
Inventories	107,449	10,301	117,750
Prepaid expenses and other current assets	6,279	125	6,404
Long-term receivables	1,890	(1,890)	—
Other assets	1,831	3,464	5,295

Liabilities
Accrued expenses and other liabilities	$28,915	$2,613	$31,528
Accrued payroll	23,458	(134)	23,324
Deferred income taxes	16,125	(267)	15,858

Stockholders' Equity
Retained earnings	$414,396	$(775)	$413,621

We have elected the use of certain practical expedients in our adoption of the new standard, which includes continuing to record revenue reported net of applicable taxes imposed on the related transaction and the application of the new standard to all arrangements not completed as of the adoption date. We have also elected to use the practical expedient to not account for the shipping and handling as separate performance obligations.  Adoptions of the standard related to revenue recognition had no net impact on our condensed consolidated statement of cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The new standard is effective for fiscal years beginning January 1, 2020 for both interim and annual reporting periods.  We are currently assessing the potential impact of the adoption of ASC 2017-04 on our consolidated financial statements.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
June 30,	2018	2017	2018	2017
Numerator:
Net income	$18,226	$13,585	$29,526	$21,017
Denominator:
Denominator for basic earnings per share	26,685	26,761	26,760	26,729
Dilutive effect of employee stock awards	135	132	108	150
Denominator for diluted earnings per share	26,820	26,893	26,868	26,879
Earnings per share:
Basic	$0.68	$0.51	$1.10	$0.79
Diluted	$0.68	$0.51	$1.10	$0.78

For the three and six months ended June 30, 2018 and 2017, we had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

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

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2018 and 2017 is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net sales:
Business Solutions	$270,042	$296,420	$533,320	$570,053
Enterprise Solutions	301,065	302,077	558,309	554,995
Public Sector Solutions	135,463	151,295	239,836	295,338
Total net sales	$706,570	$749,792	$1,331,465	$1,420,386
Operating income (loss):
Business Solutions	$10,648	$11,280	$20,130	$19,887
Enterprise Solutions	17,291	14,331	29,969	23,388
Public Sector Solutions	514	(11)	(2,611)	(2,624)
Headquarters/Other	(3,506)	(3,160)	(7,069)	(6,759)
Total operating income	24,947	22,440	40,419	33,892
Interest income, net	182	9	298	28
Income before taxes	$25,129	$22,449	$40,717	$33,920
Selected operating expense:
Depreciation and amortization:
Business Solutions	$154	$149	$328	$303
Enterprise Solutions	563	548	1,045	1,142
Public Sector Solutions	32	42	66	81
Headquarters/Other	2,679	2,116	5,290	4,184
Total depreciation and amortization	$3,428	$2,855	$6,729	$5,710
Total assets:
Business Solutions	$261,419	$243,312	$261,419	$243,312
Enterprise Solutions	447,911	377,992	447,911	377,992
Public Sector Solutions	68,679	70,938	68,679	70,938
Headquarters/Other	2,945	21,087	2,945	21,087
Total assets	$780,954	$713,329	$780,954	$713,329

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, and intercompany balance, net.  Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $22,882 as of June 30, 2018.  Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems.  These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 5–Bank Borrowing

We have a $50,000 credit facility collateralized by our accounts receivable that expires in February 2022.  This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms.  Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.00% at June 30, 2018).  The one-month LIBOR rate at June 30, 2018 was 2.09%.  The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.  The credit facility does not include restrictions on future dividend payments.  Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges).  The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0.  Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility.  We had no outstanding bank borrowings at June 30, 2018 or December 31, 2017, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

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

Market conditions and technology advances significantly affect the demand for our products and services.  Virtual delivery of software products and advanced internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands

Our investments in IT infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.  In October 2017, we began a multi-year initiative to upgrade our IT systems and infrastructure, and have incurred $10.0 million of capital expenditures through June 30, 2018.  We expect additional capital expenditures to range from $10.0 to $12.0 million over the next twelve to fifteen months.

On January 1, 2018, we adopted ASC 606, which replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expands related disclosure requirements. See Adoption of Recently Issued Accounting Standards in Note 1, “Basis of Presentation,” in the Notes to the unaudited condensed consolidated financial statements for additional information.  In general, the adoption of ASC 606 has resulted in the recognition of more arrangements on a net basis that has reduced the amount of revenue and related expense than when such arrangements were accounted for on a gross basis under prior revenue recognition rules, as well as increasing gross margins as revenue recognized on a net basis has no direct costs associated with them.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Net sales (in millions)	$706.6	$749.8	$1,331.5	$1,420.4
Gross margin	15.2%	13.3%	15.3%	13.1%
Selling, general and administrative expenses	11.7%	10.3%	12.3%	10.7%
Income from operations	3.5%	3.0%	3.0%	2.4%

Net sales of $706.6 million for the second quarter of 2018 reflected an increase of $70.0 million compared to the second quarter of 2017, but was offset by a decrease of $113.2 million related to the adoption of new revenue guidance under ASC 606.  Net sales were negatively impacted in the second quarter of 2018 by an increase in revenues reported on a net basis as a result of our adoption of ASC 606, discussed in Note 1 to our condensed consolidated financial statements.  See Note 1 to the condensed consolidated financial statements for a discussion of the impact of our adoption of ASC 606 and a reconciliation of this adoption on our condensed consolidated balance sheet and income statement. Gross profit dollars increased year over year by $7.8 million due to higher invoice selling margins realized on increased sales of software and higher-margin advanced solution sales.  The increase in SG&A expenses in dollars was primarily related to incremental variable compensation associated with higher gross profits as well as increased investments in solution selling.  SG&A expenses as a percentage of net sales is 11.7% for the second quarter of 2018 which reflects a decrease of 19 basis points, but was offset by an increase of 157 basis points related to the adoption of new revenue guidance under ASC 606.  Operating income in the second quarter of 2018 increased year over year in dollars and as a percentage of net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Sales Segment
Business Solutions	38%	40%	40%	40%
Enterprise Solutions	43	40	42	39
Public Sector Solutions	19	20	18	21
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	26%	21%	26%	22%
Software	12	23	12	21
Desktops	11	10	11	12
Servers/Storage	10	9	11	9
Net/Com Product	9	8	9	8
Other Hardware/Services	32	29	32	28
Total	100%	100%	100%	100%

Our software revenues in the second quarter of 2018 decreased due to the adoption of ASC 606, which required the reporting of $108.0 million of software that previously would have been reported on a gross basis to be reported on a net basis.

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Sales Segment
Business Solutions	17.5%	15.6%	17.5%	15.4%
Enterprise Solutions	14.4	12.3	14.4	12.4
Public Sector Solutions	12.5	10.8	12.6	10.0
Total Company	15.2%	13.3%	15.3%	13.1%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Personnel costs	$63.5	$59.1	$126.2	$118.0
Advertising, net	4.4	4.2	8.2	7.2
Facilities operations	4.2	3.9	8.4	7.5
Professional fees	2.2	2.3	4.6	4.4
Credit card fees	1.8	1.9	3.4	3.7
Depreciation and amortization	3.4	2.9	6.7	5.7
Other, net	3.0	2.9	5.9	6.0
Total SG&A expense	$82.5	$77.2	$163.4	$152.5
Percentage of net sales	11.7%	10.3%	12.3%	10.7%

Year-Over-Year Comparisons

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2018		2017
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Business Solutions	$270.0	38.2%	$296.4	39.5%	(8.9)%
Enterprise Solutions	301.1	42.6	302.1	40.3	(0.3)
Public Sector Solutions	135.5	19.2	151.3	20.2	(10.5)
Total	$706.6	100.0%	$749.8	100.0%	(5.8)%
Gross Profit:
Business Solutions	$47.3	17.5%	$46.3	15.6%	2.3%
Enterprise Solutions	43.3	14.4	37.1	12.3	16.6
Public Sector Solutions	16.9	12.5	16.3	10.8	3.7
Total	$107.5	15.2%	$99.7	13.3%	7.8%

Net sales as reported decreased in the second quarter of 2018 compared to the second quarter of 2017, as explained below:

•

Net sales of $270.0 million for the Business Solutions segment reflect an increase of $14.9 million, but was offset by a decrease of $41.3 million related to the adoption of new revenue guidance under ASC 606.  Sales of net/com and mobility products increased by 17.6% and 8.0%, respectively.  On a dollar basis, sales of net/com and mobility products increased by $4.4 million and $6.1 million, respectively.

•

Net sales of $301.1 million for the Enterprise Solutions segment reflect an increase of $47.0 million, but was offset by a decrease of $48.0 million related to the adoption of new revenue guidance under ASC 606. Sales of notebooks and desktops increased by $18.6 million and $5.8 million, respectively, as customers continued the desktop refresh experienced in 2017. Storage and video, imaging & sound products each increased by $4.3 million and $11.3 million, respectively, as several large roll-outs were completed in the quarter.

•

Net sales of $135.5 million for the Public Sector Solutions segment reflect an increase of $8.1 million, but were offset by a decrease of $23.9 million related to the adoption of the new revenue guidance under ASC 606.  Net sales to the federal government reflected an increase of $8.7 million in the second quarter, but were offset by a decrease of $11.5 million related to the adoption of the new revenue guidance under ASC 606. Net sales to state and local government and educational institutions reflect a decrease of $0.5 million in the second quarter, in addition to a decrease of $12.5 million related to the adoption of the new revenue guidance under ASC 606.

Gross profit for the second quarter of 2018 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Business Solutions segment increased due to higher invoice selling margins.  Invoice selling margins increased by 168 basis points due primarily to the increase in revenues reported on a net basis.  We also receive agency fees from suppliers for certain software and hardware sales which are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin.  Agency fees from enterprise software agreements decreased year over year by $0.1 million.  However on a rate basis, this represented a 7 basis-point increase due to the reduction in net sales year over year.

•

Gross profit for the Enterprise Solutions segment increased due to higher invoice selling margins.  Invoice selling margins increased by 140 basis points in the quarter due primarily to the increase in revenues reported on a net basis.  Agency fees from enterprise software agreements increased year over year by $2.0 million, which on a rate basis, represented a 46 basis-point increase.

•

Gross profit for the Public Sector Solutions segment increased slightly despite the decrease in net sales due to higher invoice selling margins.  Invoice selling margins increased by 162 basis points in the quarter due primarily to the increase in revenues reported on a net basis.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the second quarter of 2018 compared to the prior year quarter.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended June 30,
	2018		2017
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Business Solutions	$36.6	13.6%	$35.0	11.8%	4.6%
Enterprise Solutions	26.0	8.6	22.8	7.5	14.0
Public Sector Solutions	16.4	12.1	16.3	10.8	0.6
Headquarters/Other, unallocated	3.5		3.1		12.9
Total	$82.5	11.7%	$77.2	10.3%	6.9%

•

SG&A expenses for the Business Solutions segment increased in dollars and as a percentage of net sales.  The year-over year increase in SG&A dollars was primarily due to an increase of $1.5 million of higher usage of Headquarter services.  SG&A expenses as a percentage of net sales is 13.6% for the Business Solutions segment which reflects an increase of 4 basis points and an increase of 174 basis points related to the adoption of new revenue guidance under ASC 606.

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales.  The year-over-year increase in SG&A dollars was primarily due to an increase of $1.3 million of incremental variable compensation associated with higher gross profit and $0.8 million of higher usage of Headquarter services.  SG&A expenses as a percentage of net sales is 8.6% for the Enterprise Solutions segment which reflects a decrease of 6 basis points, but was offset by an increase of 115 basis points related to the adoption of new revenue guidance under ASC 606.

•

SG&A expenses for the Public Sector Solutions segment increased slightly in dollars and as a percentage of net sales. The increase in SG&A as a percentage of net sales was due to an increase in SG&A dollars and a decrease in net sales due to the adoption of ASC 606.  SG&A expenses as a percentage of net sales is 12.1% for the Public Sector Solutions segment which reflects a decrease of 50 basis points, but was offset by an increase of 182 basis points related to the adoption of new revenue guidance under ASC 606.

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

Income from operations for the second quarter of 2018 increased to $24.9 million, compared to $22.4 million for the second quarter of 2017, due to the increase in gross profit.  Income from operations as a percentage of net sales was 3.5% for the second quarter of 2018, compared to 3.0% of net sales for the prior year quarter, due to the higher gross profits achieved in the second quarter of 2018 as well as the lower revenues reported under ASC 606.

Our effective tax rate was 27.5% for the second quarter of 2018, compared to 39.5% for the second quarter of 2017.  In December 2017, the U.S. Tax Cuts and Jobs Act was enacted, which among other changes, reduced the federal corporate income tax rate effective January 1, 2018.  We expect our corporate income tax rate for 2018 to range from 27% to 29% and will vary based on fluctuations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the second quarter of 2018 increased to $18.2 million, compared to $13.6 million for the second quarter of 2017, due to the increase in operating income and lower tax rate in the second quarter of 2018, compared to the second quarter of 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2018		2017
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Business Solutions	$533.3	40.1%	$570.1	40.1%	(6.4)%
Enterprise Solutions	558.3	41.9	555.0	39.1	0.6
Public Sector Solutions	239.9	18.0	295.3	20.8	(18.8)
Total	$1,331.5	100.0%	$1,420.4	100.0%	(6.3)%
Gross Profit:
Business Solutions	$93.6	17.5%	$88.1	15.4%	6.2%
Enterprise Solutions	79.9	14.4	68.7	12.4	16.3
Public Sector Solutions	30.3	12.6	29.6	10.0	2.5
Total	$203.8	15.3%	$186.4	13.1%	9.4%

Net sales as reported decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as explained below:

•

Net sales of $533.3 million for the Business Solutions segment reflect an increase of $39.9 million, but was offset by a decrease of $76.7 million related to the adoption of new revenue guidance under ASC 606.  Sales of advanced solution products increased year over year in dollars, with servers and net/com products increasing by $4.1 million and $8.4 million, respectively. On a percentage basis, sales of servers and net/com products increased 13.1% and 17.6%, respectively.

•

Net sales of $558.3 million for the Enterprise Solutions segment reflect an increase of $84.2 million, but was offset by a decrease of $80.9 million related to the adoption of new revenue guidance under ASC 606. Sales of notebooks and desktops increased by $32.0 million and $11.1 million, respectively, as customers continued the desktop refresh experienced in 2017. Storage and video, imaging & sound products increased by $9.2 million and $15.7 million, respectively, as several large roll-outs were completed in the quarter.

•

Net sales of $239.9 million for the Public Sector Solutions segment reflect a decrease of $24.3 million and a decrease of $31.1 million related to the adoption of new revenue guidance under ASC 606.  This decrease year over year was primarily driven by decreased sales of desktops and notebooks of $32.3 million and $1.5 million, respectively, and was partially offset by an increase in sales of servers and video, imaging & sound products of

$8.6 million and $2.4 million, respectively.  Net sales to the federal government reflected a decrease of $10.0 million in the first half of 2018 and a decrease of $15.0 million related to the adoption of the new revenue guidance under ASC 606. This is a result of revenues in the first half of 2017 which included a large sale of desktops to a federal agency that did not repeat in 2018. Net sales to state and local government and educational institutions reflect a decrease of $14.3 million and a decrease of $16.1 million related to the adoption of the new revenue guidance under ASC 606. This decrease was primarily due to lower sales to higher education customers.

Gross profit for the six months ended June 30, 2018 increased year over year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Business Solutions segment increased due to higher invoice selling margins.  Invoice selling margins increased by 176 basis points due to the increase in revenues reported on a net basis and an increase in a shift in product mix to higher-margin advanced solution products (servers and net/com) discussed above.  We also receive agency fees from suppliers for certain software and hardware sales which are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin.  Agency fees from enterprise software agreements increased year over year by $0.5 million, which on a rate basis, represented a 16 basis-point increase.

•

Gross profit for the Enterprise Solutions segment increased due to higher invoice selling margins.  Invoice selling margins increased by 131 basis points in the first half of 2018 due primarily to the increase in revenues reported on a net basis.  Agency fees from enterprise software agreements increased year over year by $3.1 million, which on a rate basis, represented a 46 basis-point increase.

•

Gross profit for the Public Sector Solutions segment increased slightly despite the decrease in net sales due to higher invoice selling margins.  Invoice selling margins increased by 257 basis points due to the increase in revenues reported on a net basis, as well as a shift in product mix to higher-margin advanced solution sales and less sales of lower-margin desktops and notebooks.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in six months ended June 30, 2018 compared to the six months ended June 30, 2017.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2018		2017
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Business Solutions	$73.4	13.8%	$68.2	12.0%	7.7%
Enterprise Solutions	50.0	9.0	45.3	8.2	10.3
Public Sector Solutions	32.9	13.7	32.2	10.9	2.3
Headquarters/Other, unallocated	7.1		6.8		4.0
Total	$163.4	12.3%	$152.5	10.7%	7.2%

•

SG&A expenses for the Business Solutions segment increased in dollars and as a percentage of net sales.  The year-over year increase in SG&A dollars was primarily due to an increase of $0.8 million in advertising expense, $1.2 million of incremental variable compensation associated with higher gross profit, and $2.8 million of higher usage of Headquarter services.  SG&A expenses as a percentage of net sales was 13.8% for the Business Solutions segment which reflects an increase of 11 basis points and an increase of 170 basis points related to the adoption of new revenue guidance under ASC 606.

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales.  The year-over-year increase in SG&A dollars was primarily due to an increase of $2.2 million of incremental variable compensation associated with higher gross profit and $1.2 million of higher usage of Headquarter services.  SG&A expenses as a percentage of net sales was 9.0% for the Enterprise Solutions segment which reflects a decrease of 34 basis points, but was offset by an increase of 113 basis points related to the adoption of new revenue guidance under ASC 606.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to an increase of $1.1 million of higher usage of Headquarter services offset by a decrease of $0.2 million in advertising expense and $0.2 million in credit card fees.  The increase in SG&A as a percentage of net sales was due to an increase in SG&A dollars and a decrease in net sales due to the adoption of ASC 606.  SG&A expenses as a percentage of net sales was 13.7% for the Public Sector Solutions segment which reflects an increase of 124 basis points and an increase of 158 basis points related to the adoption of new revenue guidance under ASC 606.

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

Income from operations for the six months ended June 30, 2018 increased to $40.4 million, compared to $33.9 million for the six months ended June 30, 2017, due to the increase in gross profit.  Income from operations as a percentage of net sales was 3.0% for the six months ended June 30, 2018, compared to 2.4% of net sales for the six months ended June 30, 2017, due to the higher gross profits achieved as well as the lower revenues reported under ASC 606.

Our effective tax rate was 27.5% for the six months ended June 30, 2018, compared to 38.0%  for the six months ended June 30, 2017.   In December 2017, the U.S. Tax Cuts and Jobs Act was enacted, which among other changes, reduced the federal corporate income tax rate effective January 1, 2018.  We expect our corporate income tax rate for 2018 to range from 27% to 29% and will vary based on fluctuations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the six months ended June 30, 2018 increased to $29.5 million, compared to $21.0 million for the six months ended June 30, 2017, due to the increase in operating income and lower tax rate in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.  We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $14.0 to $16.0 million, and payments on leases and other contractual obligations of approximately $3.8 million.  Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.  In October 2017, we began a multi-year initiative to upgrade our IT infrastructure, for which we have incurred $10.0 million of capital expenditures through June 30, 2018.  We expect additional capital expenditures to range from $10.0 to $12.0 million over the next twelve to fifteen months.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At June 30, 2018, we had $68.7 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities.    As of June 30, 2018, we had no borrowings against our $50.0 million bank line of credit, which is available until February 10, 2022.  This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank.  Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six Months Ended
	2018	2017
Net cash provided by (used for) operating activities	$41.5	$(9.7)
Net cash used for investing activities	(9.9)	(4.5)
Net cash used for financing activities	(12.9)	(6.8)
Increase (decrease) in cash and cash equivalents	$18.7	$(21.0)

Cash provided by operating activities was $41.5 million in the six months ended June 30, 2018.  Cash flow provided by operations in the six months ended June 30, 2018 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable and an increase accounts payable, offset by an increase in inventory. Accounts receivable decreased by $1.5 million from the prior year-end balance.  Days sales outstanding increased to 53 days at June 30, 2018, compared to 47 days at June 30, 2017.  Excluding the impact of the adoption of ASC 606, days sales outstanding would have been unchanged at 46 days at June 30, 2018 and 2017.  Inventory increased from the prior year-end balance by $11.6 million due to higher levels of inventory on-hand related to future backlog and an increase in shipments shipped but not received by our customers as of June 30, 2018 compared to December 31, 2017.  Inventory turns increased to 26 turns for the second quarter of 2018 compared to 22 turns for the prior year quarter. Excluding the impact from the adoption of ASC 606, inventory turns would have increased to 31 turns for the second quarter of 2018 compared to 22 turns for the prior year period.

At June 30, 2018, we had $200.9 million in outstanding accounts payable.  Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered.  This balance will be paid by cash flows from operations or short-term borrowings under the line of credit.  We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used for investing activities in the six months ended June 30, 2018 represented $9.9 million of purchases of property and equipment.  These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure, compared to $4.5 million of purchases of property and equipment in the prior year.

Cash used for financing activities in the six months ended June 30, 2018 consisted primarily of a $9.1 million payment of a special $0.34 per share dividend and $4.4 million for the purchase of treasury shares, offset by $0.6 million for the issuance of stock under the employee stock purchase plan.  Whereas in the prior year period, financing activities primarily represented a $9.0 million payment of a special $0.34 per share dividend, offset by $1.6 million of proceeds from the exercise of stock options.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.00% at June 30, 2018).       The one-month LIBOR rate at June 30, 2018 was 2.09%.  In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements.  Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  At June 30, 2018, $50.0 million facility was available for borrowing.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable.  As of June 30, 2018, $50.0 million was available for borrowing.  Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.  Our credit facility does not include restrictions on future dividend payments.  Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing additional funds under this line of credit.  This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0.  Our actual funded ratio as of June 30, 2018 was 0.01 to 1.0, as average borrowings against our credit facility were minimal during the three months ended June 30, 2018.  Future decreases in our consolidated Adjusted EBITDA, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2017 (loss quarters not counted).  Such amount was calculated as $395.4 million at June 30, 2018, whereas our actual consolidated stockholders’ equity at this date was in compliance at $509.7 million.

Capital Markets.  Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the information technology industry, our financial performance and stock price, and the state of the capital markets.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of ASC 606 under the modified retrospective method as of January 1, 2018, as discussed in Note 1 to the condensed consolidated financial statements.  These policies include revenue recognition, accounts receivable, vendor allowances, inventory, and the value of goodwill and long-lived assets, including intangibles.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Except as noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2–Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended June 30, 2018, of equity securities that we have registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
	Total		Part of	Shares (or Units)
	Number of	Average	Publicly	that May Yet Be
	Shares (or	Price Paid	Announced	Purchased Under
	Units)	per Share	Plans or	the Plan or
Period	Purchased	(or Unit)	Programs	Programs (1)
04/01/18-04/30/18	53,221	$26.05	53,221	$13,382,763
05/01/18-05/31/18	—	—	—	—
06/01/18-06/30/18	—	—	—	—
	53,221	$26.05	53,221	$13,382,763

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	August 2, 2018	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	August 2, 2018	By:	/s/ STEPHEN P. SARNO
Stephen P. Sarno
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)