Form 10-Q
period 2018-09-30
PC CONNECTION INC
filed 2018-11-01
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2018

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

YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

YES  ☐    NO  ☑

The number of shares outstanding of the issuer’s common stock as of October 30, 2018 was 26,730,061.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$102,243	$49,990
Accounts receivable, net	400,831	449,682
Inventories, net	105,283	106,753
Income taxes receivable	2,658	3,933
Prepaid expenses and other current assets	6,068	5,737
Total current assets	617,083	616,095
Property and equipment, net	48,176	41,491
Goodwill	73,602	73,602
Intangibles assets, net	9,924	11,025
Other assets	1,442	5,638
Total Assets	$750,227	$747,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$165,190	$194,257
Accrued payroll	20,359	22,662
Accrued expenses and other liabilities	23,475	31,096
Total current liabilities	209,024	248,015
Deferred income taxes	16,125	15,696
Other liabilities	1,836	1,888
Total Liabilities	226,985	265,599
Stockholders’ Equity:
Common stock	287	287
Additional paid-in capital	115,039	114,154
Retained earnings	428,162	383,673
Treasury stock, at cost	(20,246)	(15,862)
Total Stockholders’ Equity	523,242	482,252
Total Liabilities and Stockholders’ Equity	$750,227	$747,851

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$658,504	$729,230	$1,989,969	$2,149,616
Cost of sales	558,060	633,087	1,685,685	1,867,070
Gross profit	100,444	96,143	304,284	282,546
Selling, general and administrative expenses	81,494	74,404	244,915	226,915
Income from operations	18,950	21,739	59,369	55,631
Interest income (expense), net	114	(8)	412	20
Income before taxes	19,064	21,731	59,781	55,651
Income tax provision	(5,298)	(8,614)	(16,489)	(21,517)
Net income	$13,766	$13,117	$43,292	$34,134

Earnings per common share:
Basic	$0.52	$0.49	$1.62	$1.28
Diluted	$0.51	$0.49	$1.61	$1.27

Shares used in computation of earnings per common share:
Basic	26,716	26,802	26,745	26,754
Diluted	26,902	26,899	26,883	26,886

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands, except per share data)

							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2017	28,709	$ 287	$ 114,154	$ 383,673	(1,856)	$ (15,862)	$ 482,252
Cumulative effect of adoption of ASC 606	—	—	—	1,197	—	—	1,197
Stock-based compensation expense	—	—	207	—	—	—	207
Repurchases of treasury shares	—	—	—	—	(116)	(2,998)	(2,998)
Net income	—	—	—	11,300	—	—	11,300
Balance at March 31, 2018	28,709	287	114,361	396,170	(1,972)	(18,860)	491,958
Stock-based compensation expense	—	—	257	—	—	—	257
Repurchases of treasury shares	—	—	—	—	(54)	(1,386)	(1,386)
Issuance of common stock under Employee Stock Purchase Plan	19	—	605	—	—	—	605
Net income	—	—	—	18,226	—	—	18,226
Balance at June 30, 2018	28,728	287	115,223	414,396	(2,026)	(20,246)	509,660
Stock-based compensation expense	—	—	273	—	—	—	273
Restricted stock units vested	28	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(457)	—	—	—	(457)
Net income	—	—	—	13,766	—	—	13,766
Balance at September 30, 2018	28,756	$ 287	$ 115,039	$ 428,162	(2,026)	$ (20,246)	$ 523,242

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows provided by Operating Activities:
Net income	$43,292	$34,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,362	8,645
Provision for doubtful accounts	1,428	1,116
Stock-based compensation expense	737	560
Deferred income taxes	429	164
Loss on disposal of fixed assets	51	—
Changes in assets and liabilities:
Accounts receivable	63,881	28,101
Inventories	(9,399)	(16,189)
Prepaid expenses, income tax receivables and other current assets	812	(2,191)
Other non-current assets	283	(3,945)
Accounts payable	(29,361)	(13,162)
Accrued expenses and other liabilities	(1,262)	(8,872)
Net cash provided by operating activities	81,253	28,361
Cash Flows used in Investing Activities:
Purchases of equipment	(15,641)	(7,944)
Net cash used in investing activities	(15,641)	(7,944)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	859	—
Repayment of short-term borrowings	(859)	—
Purchase of treasury shares	(4,384)	—
Dividend payment	(9,123)	(9,041)
Exercise of stock options	—	1,679
Issuance of stock under Employee Stock Purchase Plan	605	603
Payment of payroll taxes on stock-based compensation through shares withheld	(457)	(500)
Net cash used in financing activities	(13,359)	(7,259)
Increase in cash and cash equivalents	52,253	13,158
Cash and cash equivalents, beginning of period	49,990	49,180
Cash and cash equivalents, end of period	$102,243	$62,338

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$1,055	$294
Supplemental Cash Flow Information:
Income taxes paid	$15,134	$24,293

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2018 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2018.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, which replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Adoption of Recently Issued Accounting Standards within this footnote for additional information.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In most instances, when several performance obligations are aggregated into one single transaction, these performance obligations are fulfilled at the same point in time. We account for an arrangement when it has approval and commitment from both parties, the rights are identified, the contract has commercial substance, and collectability of consideration is probable. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price, which constitutes an arrangement. Revenue is recognized at the amount expected to be collected, net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We generally invoice for our products at the time of shipping, and accordingly there is not a significant financing component included in our arrangements.

Nature of Products and Services

Information technology (“IT”) products typically represent a distinct performance obligation, and revenue is recognized at the point in time when control is transferred to the customer which is generally upon delivery to the customer. We recognize revenue as the principal in the transaction with the customer (i.e., on a gross basis), as we control the product prior to delivery to the customer and derive the economic benefits from the sales transaction given our control over customer pricing.

We do not recognize revenue for goods that remain in our physical possession before the customer has the ability to direct the use of, and obtain substantially all of the remaining benefits from the products, the goods are ready for physical transfer to and identified as belonging to the customer, and when we have no ability to use the product or to direct it to another customer.

Licenses for on-premise software provide the customer with a right to take possession of the software. Customers may purchase perpetual licenses or enter into subscriptions to the licensed software. We are the principal in these transactions and recognize revenue for the on-premise license at the point in time when the software is made available to the customer and the commencement of the term of the software license or when the renewal term begins, as applicable.

For certain on-premise licenses for security software, the customer derives substantially all of the benefit from these arrangements through the third-party delivered software maintenance, which provides software updates and other support services. We do not have control over the delivery of these performance obligations, and accordingly we are the agent in these transactions. We recognize revenue for security software net of the related costs of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangement. Cloud products allow customers to use hosted software over the contractual period without taking possession of the software and are provided on a subscription basis. We do not exercise control over these products or services and therefore are an agent in these transactions. We recognize revenue for cloud products net of the related costs of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangements.

Certain software sales include on-premise licenses that are combined with software maintenance. Software maintenance conveys rights to updates, bug fixes and help desk support, and other support services transferred over the underlying contract period. On-premise licenses are considered distinct performance obligations when sold with the software maintenance, as we sell these items separately. We recognize revenue related to the software maintenance as the agent in these transactions because we do not have control over the on-going software maintenance service. Revenue allocated to software maintenance is recognized at the point in time when our vendor and customer accept the terms and conditions in the sales arrangements.

Certain of our larger customers are offered the opportunity by vendors to purchase software licenses and maintenance under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and bill the customer directly, paying resellers, such as us, an agency fee or commission on these sales. We record these agency fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, we invoice the customer directly under an EA and account for the individual items sold based on the nature of each item. Our vendors typically dictate how the EA will be sold to the customer.

We also offer extended service plans (“ESP”) on IT products, both as part of the initial arrangement and separately from the IT products. We recognize revenue related to ESP as the agent in the transaction because we do not have control over the on-going ESP service and do not provide any service after the sale. Revenue allocated to ESP is recognized at the point in time when our vendor and customer accept the terms and conditions in the sales arrangement.

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

All amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been included in net sales. Costs related to shipping and handling billing are classified as cost of sales. Sales are reported net of sales, use, or other transaction taxes that are collected from customers and remitted to taxing authorities.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products or services to a customer. Determining whether we are the agent or the principal and whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

We estimate the standalone selling price (“SSP”) for each distinct performance obligation when a single arrangement contains multiple performance obligations and the fulfillment occurs at different points of times. We maximize the use of observable inputs in the determination of the estimate for SSP for the items that we do not sell separately, including on-premise licenses sold with software maintenance, and IT products sold with ESP. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

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

The following table represents a disaggregation of revenue from arrangements with customers for the three months ended September 30, 2018 and 2017, along with the reportable segment for each category.

	Three Months Ended September 30, 2018
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$68,822	$63,926	$50,079	$182,827
Software (1)	31,578	25,718	15,541	72,837
Desktops	25,828	30,075	13,112	69,015
Servers/Storage	26,386	21,424	13,115	60,925
Net/Com products	27,380	16,601	12,745	56,726
Other hardware/services	64,878	107,733	43,563	216,174
Total net sales	$244,872	$265,477	$148,155	$658,504

(1) Certain software sales are reported on a net basis for the three months ended September 30, 2018 as a result of the adoption of ASC 606, but in the prior year would have been reported on a gross basis under the previous revenue recognition guidance – see the information below under the caption “Adoption of Recently Issued Accounting Standards”.

	Three Months Ended September 30, 2017
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$77,374	$50,835	$39,369	$167,578
Software	66,094	67,623	39,579	173,296
Desktops	29,849	25,873	16,869	72,591
Servers/Storage	29,142	19,090	14,110	62,342
Net/Com products	24,085	14,645	11,855	50,585
Other hardware/services	64,025	89,956	48,857	202,838
Total net sales	$290,569	$268,022	$170,639	$729,230

The following table represents a disaggregation of revenue from arrangements with customers for the nine months ended September 30, 2018 and 2017, along with the reportable segment for each category.

	Nine Months Ended September 30, 2018
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$222,550	$195,909	$109,238	$527,697
Software (1)	104,377	91,522	33,447	229,346
Desktops	82,518	91,307	41,948	215,773
Servers/Storage	85,190	70,262	46,753	202,205
Net/Com products	83,546	49,093	36,618	169,257
Other hardware/services	200,011	325,693	119,987	645,691
Total net sales	$778,192	$823,786	$387,991	$1,989,969

(1) Certain software sales are reported on a net basis for the nine months ended September 30, 2018 as a result of the adoption of ASC 606, but in the prior year would have been reported on a gross basis under the previous revenue recognition guidance – see the information below under the caption “Adoption of Recently Issued Accounting Standards”.

	Nine Months Ended September 30, 2017
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$226,152	$150,799	$99,999	$476,950
Software	195,972	203,320	76,384	475,676
Desktops	85,994	76,015	78,045	240,054
Servers/Storage	85,949	59,864	40,290	186,103
Net/Com products	71,831	51,115	45,565	168,511
Other hardware/services	194,724	281,904	125,694	602,322
Total net sales	$860,622	$823,017	$465,977	$2,149,616

Contract Balances

The following table provides information about contract liability from arrangements with customers as of September 30, 2018 and January 1, 2018:

	September 30, 2018	January 1, 2018
Contract liability, which are included in "Accrued expenses and other liabilities"	$2,629	$2,914

Significant changes in the contract liability balances during the three and nine months ended September 30, 2018 are as follows (in thousands):

Three Months Ended
September 30,
Balances at July 1,2018	$8,433
Cash received in advance and not recognized as revenue	1,024
Amounts recognized as revenue as performance obligations satisfied	(6,828)
Balances at September 30, 2018	$2,629

Nine Months Ended
September 30,
Balances at January 1, 2018	$2,914
Cash received in advance and not recognized as revenue	9,520
Amounts recognized as revenue as performance obligations satisfied	(9,805)
Balances at September 30, 2018	$2,629

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

Adoption of Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASC 606, which amended the accounting standards for revenue recognition and expanded our disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018 we adopted ASC 606 using the modified retrospective transition method, which resulted in an adjustment at January 1, 2018, to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. Upon adoption we recorded $1,197 as an increase to retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Revenue related to the sale of cloud products as well as certain security software is now being recognized net of costs of sales as we determined that we act as an agent in these transactions. These sales are recorded on a net basis at a point in time when our vendor and the customer accept the terms and conditions in the sales arrangement. In addition, we sell third-party software maintenance that is delivered over time either separately or bundled with the software license. We have determined that software maintenance is a distinct performance obligation that we do not control, and accordingly, we act as an agent in these transactions and recognize the related revenue on a net basis under ASC 606. We previously recognized revenue for cloud products, security software, and software maintenance on a gross basis (i.e., acting as a principal). This change reduced both net sales and cost of sales with no impact on reported gross profit as compared to our prior accounting policies.

The following tables present the effect of the adoption of ASC 606 on our condensed consolidated income statement and balance sheet for the three and nine months ended September 30, 2018 and as of September 30, 2018, respectively:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
			Balances without			Balances without
	As		Adoption of	As		Adoption of
	Reported	Adjustments	ASC 606	Reported	Adjustments	ASC 606
Income statement
Revenues
Net sales	$658,504	$107,826	$766,330	$1,989,969	$296,583	$2,286,552

Costs and expenses
Cost of sales	558,060	107,575	665,635	1,685,685	295,540	1,981,225

Income from operations	18,950	224	19,174	59,369	808	60,177
Income before taxes	19,064	224	19,288	59,781	808	60,589
Net income	13,766	162	13,928	43,292	584	43,876

	September 30, 2018
			Balances without
	As		Adoption of
	Reported	Adjustments	ASC 606
Balance Sheet
Assets
Accounts receivable, net	$400,831	$(4,463)	$396,368
Inventories	105,283	6,059	111,342
Prepaid expenses and other current assets	6,068	129	6,197
Other assets	1,442	3,914	5,356

Liabilities
Accrued expenses and other liabilities	$23,475	$4,670	$28,145
Accrued payroll	20,359	(103)	20,256
Deferred income taxes	16,125	(205)	15,920

Stockholders' Equity
Retained earnings	$428,162	$(613)	$427,549

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

Recently Issued Financial Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or by not adjusting the comparative periods and recording a cumulative effect adjustment as of the adoption date, with certain practical expedients available. The Company has reviewed the requirements of the new standard and has formulated a plan for implementation. The Company is currently accumulating details on the population of leases and lease assets and has selected a software repository to track all of its lease agreements and to assist in the reporting and disclosures required by the new standard. The Company will continue to assess and disclose the impact that the new standard will have on its consolidated financial statements, disclosures, and related controls, when known.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning January 1, 2020 for both interim and annual reporting periods. The Company is currently assessing the potential impact of the adoption of ASC 2017-04 on its consolidated financial statements.

Note 2–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$13,766	$13,117	$43,292	$34,134
Denominator:
Denominator for basic earnings per share	26,716	26,802	26,745	26,754
Dilutive effect of employee stock awards	186	97	138	132
Denominator for diluted earnings per share	26,902	26,899	26,883	26,886
Earnings per share:
Basic	$0.52	$0.49	$1.62	$1.28
Diluted	$0.51	$0.49	$1.61	$1.27

For the three and nine months ended September 30, 2018 and 2017, we had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

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

Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2018 and 2017 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Business Solutions	$244,872	$290,569	$778,192	$860,622
Enterprise Solutions	265,477	268,022	823,786	823,017
Public Sector Solutions	148,155	170,639	387,991	465,977
Total net sales	$658,504	$729,230	$1,989,969	$2,149,616
Operating income (loss):
Business Solutions	$8,173	$9,543	$28,303	$29,430
Enterprise Solutions	13,629	12,389	43,598	35,777
Public Sector Solutions	528	2,793	(2,083)	169
Headquarters/Other	(3,380)	(2,986)	(10,449)	(9,745)
Total operating income	18,950	21,739	59,369	55,631
Interest income (expense), net	114	(8)	412	20
Income before taxes	$19,064	$21,731	$59,781	$55,651
Selected operating expense:
Depreciation and amortization:
Business Solutions	$153	$145	$481	$448
Enterprise Solutions	608	519	1,653	1,661
Public Sector Solutions	25	45	91	126
Headquarters/Other	2,848	2,226	8,137	6,410
Total depreciation and amortization	$3,634	$2,935	$10,362	$8,645
Total assets:
Business Solutions			$263,678	$241,030
Enterprise Solutions			423,125	376,001
Public Sector Solutions			69,994	69,162
Headquarters/Other			(6,570)	5,689
Total assets			$750,227	$691,882

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, and intercompany balance, net. Total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $22,989 as of September 30, 2018. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

Note 4–Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our financial position, results of operations, and/or cash flows.

We are subject to audits by states on sales and income taxes, employment matters, and other assessments.  Additional liabilities for these and other audits could be assessed, and such outcomes could have a material, negative impact on our financial position, results of operations, and/or cash flows.

Note 5–Bank Borrowing

We have a $50,000 credit facility collateralized by our accounts receivable that expires in February 2022. This facility can be increased, at our option, to $80,000 for approved acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.25% at September 30, 2018). The one-month LIBOR rate at September 30, 2018 was 2.26%. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowings under the credit facility. We had no outstanding bank borrowings at September 30, 2018 or December 31, 2017, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

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

OVERVIEW

We are a leading solutions provider of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by first-party service providers. We operate through three sales segments: (a) the Business Solutions segment, which serves small- to medium-sized businesses, through our PC Connection Sales subsidiary, (b) the Enterprise Solutions segment, which serves large enterprise customers, through our MoreDirect subsidiary, and (c) the Public Sector segment, which serves federal, state, and local governmental and educational institutions, through our GovConnection subsidiary.

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

As a value-added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have on multiple occasions attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through our Technology Solutions Group, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex solutions that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

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

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest more heavily in our own IT development to meet these new demands

Our investments in IT infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality. In October 2017, we began a multi-year initiative to upgrade our IT systems and infrastructure, and have incurred $12.4 million of capital expenditures through September 30, 2018. We expect additional capital expenditures to range from $8.0 to $9.0 million over the next nine to twelve months.

On January 1, 2018, we adopted ASC 606, which replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expands related disclosure requirements. See Adoption of Recently Issued Accounting Standards in Note 1, “Basis of Presentation,” in the notes to the unaudited condensed consolidated financial statements for additional information and a reconciliation of the impact of this adoption to our condensed consolidated balance sheet and income statement as compared to the application of the prior guidance. In general, the adoption of ASC 606 has resulted in the recognition of more arrangements on a net basis that has reduced the amount of revenue and related cost of sales than when such arrangements were accounted for on a gross basis under prior revenue recognition rules, as well as increasing gross margins as revenue recognized on a net basis has no direct costs associated with them. We adopted the new guidance using the modified retrospective transition method. Accordingly, the prior periods have been presented using our prior accounting policies.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales (in millions)	$658.5	$729.2	$1,990.0	$2,149.6
Gross margin	15.3%	13.2%	15.3%	13.1%
Selling, general and administrative expenses	12.4%	10.2%	12.3%	10.6%
Income from operations	2.9%	3.0%	3.0%	2.6%

Net sales of $658.5 million for the third quarter of 2018 reflected a decrease of $70.7 million compared to the third quarter of 2017, primarily as a result of the adoption of new revenue recognition guidance under ASC 606, which was not applied to prior year net sales. The primary impact of the new guidance was an increase in certain revenues reported on a net basis, which resulted in a decrease in net sales of $103.3 million year-over-year. Had the quarter been reported under the previous revenue recognition guidance, net sales would have been $766.3 million, reflecting an increase of 5.1% from the third quarter of 2017. Gross profit dollars increased year-over-year by $4.3 million due to higher invoice selling margins realized on increased sales of software and higher margin advanced solution sales. The increase in SG&A expenses in dollars and as a percentage of net sales was primarily related to incremental personnel costs, including variable compensation associated with higher gross profits, as well as increased investments in solution selling. SG&A expenses as a percentage of net sales is 12.4% for the third quarter of 2018, which reflects an increase of 44 basis points resulting from the factors previously noted, and an increase of 174 basis points related to the adoption of new revenue guidance under ASC 606. Operating income in the third quarter of 2018 decreased year-over-year in dollars and as a percentage of net sales by $2.8 million and 10 basis points, respectively, primarily as a result of the increase in SG&A expenses.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales Segment
Business Solutions	37%	40%	39%	40%
Enterprise Solutions	40	37	41	38
Public Sector Solutions	23	23	20	22
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	28%	23%	27%	22%
Software	11	24	12	22
Desktops	10	10	11	11
Servers/Storage	9	9	10	9
Net/Com Product	9	7	9	8
Other Hardware/Services	33	27	31	28
Total	100%	100%	100%	100%

Our software revenues in the third quarter of 2018 decreased due to the adoption of ASC 606, which required the reporting of $103.3 million of software that previously would have been reported on a gross basis to be reported on a net basis.

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales Segment
Business Solutions	18.2%	14.9%	17.8%	15.3%
Enterprise Solutions	14.3	12.7	14.3	12.5
Public Sector Solutions	12.1	11.0	12.4	10.4
Total Company	15.3%	13.2%	15.3%	13.1%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Personnel costs	$61.8	$57.4	$188.0	$175.4
Advertising, net	4.1	3.6	12.3	10.8
Facilities operations	4.3	3.7	12.7	11.1
Professional fees	2.3	2.0	6.9	6.4
Credit card fees	1.9	1.8	5.3	5.5
Depreciation and amortization	3.6	2.9	10.4	8.7
Other, net	3.5	3.0	9.3	9.0
Total SG&A expense	$81.5	$74.4	$244.9	$226.9
Percentage of net sales	12.4%	10.2%	12.3%	10.6%

Year-Over-Year Comparisons

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Changes in net sales and gross profit by segment are shown in the following table:

	Three Months Ended September 30,
	2018		2017
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Business Solutions	$244.9	37.2%	$290.6	39.8%	(15.7)%
Enterprise Solutions	265.5	40.3	268.0	36.8	(0.9)
Public Sector Solutions	148.1	22.5	170.6	23.4	(13.2)
Total	$658.5	100.0%	$729.2	100.0%	(9.7)%
Gross Profit:
Business Solutions	$44.6	18.2%	$43.4	14.9%	2.8%
Enterprise Solutions	37.9	14.3	34.0	12.7	11.5
Public Sector Solutions	17.9	12.1	18.7	11.0	(4.3)
Total	$100.4	15.2%	$96.1	13.2%	4.5%

Net sales, as reported, decreased in the third quarter of 2018 compared to the third quarter of 2017, as explained below:

•

Net sales of $244.9 million for the Business Solutions segment reflect a decrease of $45.7 million, due to lower net sales of software products of $34.5 million, primarily as a result of the adoption of ASC 606 where the Company is considered to be the agent on the transaction, and lower net sales of mobility and desktop products of $8.6 million and $4.0 million, respectively. Had the quarter been reported under the previous revenue recognition guidance, net sales for the Business Solutions segment would have increased by $3.6 million, or 1.3%.

•

Net sales of $265.5 million for the Enterprise Solutions segment reflect a decrease of $2.5 million year-over-year due to lower net sales of software products of $41.9 million, which resulted primarily from the adoption of ASC 606 where the Company is considered to be the agent on the transaction. This decrease was partially offset by increases in net sales of mobility products, desktop products, and other hardware/services of $13.1 million, $4.2 million, and $17.8 million, respectively. These sales growths represented an increase year-over-year of 25.8%, 16.2%, and 19.8%, respectively. Had the quarter been reported under the previous revenue recognition guidance, net sales for the Enterprise Solutions segment would have increased by $35.6 million, or 13.3%.

•

Net sales of $148.1 million for the Public Sector Solutions segment reflect a decrease of $22.5 million, primarily driven by lower net sales of software products of $24.0 million, which resulted primarily from the adoption of ASC 606 where the Company is considered to be the agent on the transaction.

Gross profit for the third quarter of 2018 increased year-over-year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Business Solutions segment increased due to higher invoice selling margins. Invoice selling margins increased by 297 basis points due primarily to the increase in revenues reported on a net basis as a result of the adoption of ASC 606. We also receive agency fees and early pay discounts from vendors for certain software and hardware sales. Agency fees are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin. Agency fees from enterprise software agreements decreased year over year by $0.2 million. However on a rate basis, this represented an 11 basis-point increase due to the reduction in net sales year-over-year. Cash discounts increased by 21 basis points year-over-year.

•

Gross profit for the Enterprise Solutions segment increased due to higher invoice selling margins. Invoice selling margins increased by 159 basis points in the quarter due primarily to the increase in revenues reported on a net basis as a result of the adoption of ASC 606. This increase was partially offset by a net decrease in agency fees and cash discounts of 3 basis points.

•

Gross profit for the Public Sector Solutions segment decreased slightly in conjunction with a decrease in net sales. Despite the decrease in gross profit, invoice selling margins increased by 123 basis points primarily due to the increase in revenues reported on a net basis as a result of the adoption of ASC 606.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the third quarter of 2018 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below:

	Three Months Ended September 30,
	2018		2017
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Business Solutions	$36.4	14.9%	$33.8	11.6%	7.7%
Enterprise Solutions	24.3	9.2	21.7	8.1	12.0
Public Sector Solutions	17.5	11.8	15.9	9.3	10.1
Headquarters/Other, unallocated	3.3		3.0		10.0
Total	$81.5	12.4%	$74.4	10.2%	9.5%

•

SG&A expenses for the Business Solutions segment increased in dollars and as a percentage of net sales. The year-over year increase in SG&A dollars was primarily driven by a $3.0 million increase in usage of Headquarter services, and partially offset by a $0.8 decrease in personnel expenses. SG&A expenses as a percentage of net sales was 14.9% for the Business Solutions segment, which reflects an increase of 75 basis points resulting from the factors previously noted and an increase of 247 basis points related to the adoption of ASC 606.

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to an increase of $1.2 million of incremental personnel costs, including variable compensation associated with higher gross profit, and a $1.2 million increase in usage of Headquarter services. SG&A expenses as a percentage of net sales was 9.2% for the Enterprise Solutions segment, which reflects a slight decrease of 10 basis points, but was offset by an increase of 115 basis points related to the adoption of ASC 606.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to an increase of $1.2 million in usage of Headquarter services, $0.2 million of incremental personnel expenses, including variable compensation, and

$0.2 million of increased credit card fees, and other miscellaneous expenses. SG&A expenses as a percentage of net sales was 11.8% for the Public Sector segment, which reflects an increase of 102 basis points and an increase of 144 basis points related to the adoption of ASC 606.

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

Income from operations for the third quarter of 2018 decreased to $19.0 million, compared to $21.7 million for the third quarter of 2017, primarily due to the increase in SG&A. Income from operations as a percentage of net sales was 2.9% for the third quarter of 2018, compared to 3.0% of net sales for the prior year quarter, primarily as a result of the increase in SG&A expenses year-over-year.

Our effective tax rate was 27.8% for the third quarter of 2018, compared to 39.6% for the third quarter of 2017. In December 2017, the U.S. Tax Cuts and Jobs Act was enacted, which, among other changes, reduced the federal corporate income tax rate effective January 1, 2018. We expect our corporate income tax rate for 2018 to range from 27% to 29% and to vary based on fluctuations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the third quarter of 2018 increased to $13.8 million, compared to $13.1 million for the third quarter of 2017, primarily due to the lower tax rate in the third quarter of 2018, as compared to the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Changes in net sales and gross profit by segment are shown in the following table:

	Nine Months Ended September 30,
	2018		2017
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Business Solutions	$778.2	39.1%	$860.6	40.0%	(9.6)%
Enterprise Solutions	823.8	41.4	823.0	38.3	0.1
Public Sector Solutions	388.0	19.5	466.0	21.7	(16.7)
Total	$1,990.0	100.0%	$2,149.6	100.0%	(7.4)%
Gross Profit:
Business Solutions	$138.2	17.8%	$131.4	15.3%	5.2%
Enterprise Solutions	117.8	14.3	102.8	12.5	14.6
Public Sector Solutions	48.3	12.4	48.3	10.4	—
Total	$304.3	15.3%	$282.5	13.1%	7.7%

Net sales, as reported, decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as explained below:

•

Net sales of $778.2 million for the Business Solutions segment reflect a decrease of $82.4 million, due to lower net sales of software products of $91.6 million, primarily as a result of the adoption of ASC 606 where the Company is considered to be the agent on the transaction. This decrease was partially offset by an increase in net sales of net/com products of $11.7 million. Had the quarter been reported under the previous revenue recognition guidance, net sales for the Business Solutions segment would have increased by $43.6 million, or 5.1%.

•

Net sales of $823.8 million for the Enterprise Solutions segment reflect an increase of $0.8 million year-over-year. Sales of notebooks and desktops increased by $45.1 million and $15.3 million, respectively, while sales of server and storage equipment, along with other hardware and services also increased by $10.4 and $43.8 million, respectively. These increases were partially offset by a $111.8 million decrease in net sales of software product, primarily due to the adoption of ASC 606 where the Company is considered to be the agent on the transaction. Had the quarter been reported under the previous revenue recognition guidance, net sales for the Enterprise Solutions segment would have increased by $119.8 million, or 14.6%.

•

Net sales of $388.0 million for the Public Sector Solutions segment reflect a decrease of $78.0 million, primarily driven by lower net sales of software products of $42.9 million, which resulted primarily from the adoption of ASC 606 where the Company is considered to be the agent on the transaction, and lower net sales of desktops of $36.1 million. Net sales to the federal government reflected a decrease of $43.5 million in the first three quarters of 2018, which resulted primarily from a decrease in net sales of software product due to the adoption of ASC 606, and from a large sale of desktops to a federal agency in the first half of 2017 that did not repeat in 2018. Net sales to state and local government and educational institutions reflect a decrease of $34.5 million, primarily driven by a decrease in net sales of software product due to the adoption of ASC 606, and to lower net sales to higher education customers.

Gross profit for the nine months ended September 30, 2018 increased year-over-year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Business Solutions segment increased due to higher invoice selling margins. Invoice selling margins increased by 219 basis points due to the increase in revenues reported on a net basis and an increase in a shift in product mix to higher-margin advanced solution products (servers and net/com). We also receive agency fees from suppliers for certain software and hardware sales, which are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin. Agency fees from enterprise software agreements increased year over year by $0.3 million, which on a rate basis, represented a 15 basis-point increase.

•

Gross profit for the Enterprise Solutions segment increased due to higher invoice selling margins and increased agency fees. Invoice selling margins increased by 29 basis points in the first three quarters of 2018 due primarily to the increase in revenues reported on a net basis. Agency fees from enterprise software agreements increased year over year by $3.0 million, which on a rate basis, represented a 30 basis-point increase.

•

Gross profit for the Public Sector Solutions segment increased slightly despite the decrease in net sales, primarily due to higher invoice selling margins. Invoice selling margins increased by 219 basis points due to the increase in revenues reported on a net basis, as well as a shift in product mix to higher-margin advanced solution sales and fewer sales of lower-margin desktops and notebooks.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below:

	Nine Months Ended September 30,
	2018		2017
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Business Solutions	$109.8	14.1%	$102.0	11.9%	7.6%
Enterprise Solutions	74.2	9.0	67.0	8.1	10.7
Public Sector Solutions	50.4	13.0	48.1	10.3	4.8
Headquarters/Other, unallocated	10.5		9.8		7.1
Total	$244.9	12.3%	$226.9	10.6%	7.9%

•

SG&A expenses for the Business Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to an increase of $1.1 million in advertising expense, $0.5 million of incremental personnel costs, including variable compensation associated with higher gross profit, and a $5.7 million increase in usage of Headquarter services. SG&A expenses as a percentage of net sales was 14.1% for the Business Solutions segment which reflects an increase of 32 basis points resulting from the factors described above and an increase of 194 basis points related to the adoption of ASC 606.

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to an increase of $4.5 million of incremental personnel costs, including variable compensation associated with higher gross profit, and a $2.4 million increase in usage of Headquarter services. SG&A expenses as a percentage of net sales was 9.0% for the Enterprise Solutions segment, which reflects a decrease of 27 basis points based on the foregoing factors, but was offset by an increase of 113 basis points related to the adoption of ASC 606.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to a $2.3 million increase in usage of Headquarter services. SG&A expenses as a percentage of net sales was 13.0% for the Public Sector Solutions segment, which reflects an increase of 113 basis points due primarily to increased usage of Headquarter services and an increase of 153 basis points related to the adoption of ASC 606.

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

Income from operations for the nine months ended September 30, 2018 increased to $59.4 million, compared to $55.6 million for the nine months ended September 30, 2017, primarily due to the increase in gross profit. Income from operations as a percentage of net sales was 3.0% for the nine months ended September 30, 2018, compared to 2.6% of net sales for the nine months ended September 30, 2017, due to the higher gross profits achieved as well as the lower revenues reported under ASC 606.

Our effective tax rate was 27.6% for the nine months ended September 30, 2018, compared to 38.7% for the nine months ended September 30, 2017.  In December 2017, the U.S. Tax Cuts and Jobs Act was enacted, which among other changes, reduced the federal corporate income tax rate effective January 1, 2018. We expect our corporate income tax rate for 2018 to range from 27% to 29% and to vary based on fluctuations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the nine months ended September 30, 2018 increased to $43.3 million, compared to $34.1 million for the nine months ended September 30, 2017, due to the increase in operating income and lower tax rate in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $14.0 to $16.0 million, and payments on leases and other contractual obligations of approximately $3.5 million. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality. In October 2017, we began a multi-year initiative to upgrade our IT infrastructure, for which we have incurred $12.4 million of capital expenditures through September 30, 2018. We expect additional capital expenditures to range from $8.0 to $9.0 million over the next nine to twelve months.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At September 30, 2018, we had $102.2 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of September 30, 2018, we had no borrowings against our $50.0 million bank line of credit, which is available until February 10, 2022. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended
($ in millions)	2018	2017
Net cash provided by operating activities	$81.3	$28.4
Net cash used in investing activities	(15.6)	(7.9)
Net cash used in financing activities	(13.4)	(7.3)
Increase in cash and cash equivalents	$52.3	$13.2

Cash provided by operating activities was $81.3 million in the nine months ended September 30, 2018. Cash flow provided by operations in the nine months ended September 30, 2018 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable and an increase accounts payable, offset by an increase in inventory. Accounts receivable decreased by $63.9 million from the prior year-end balance. Days sales outstanding increased to 50 days at September 30, 2018, compared to 43 days at September 30, 2017. Excluding the impact of the adoption of ASC 606, days sales outstanding would have been unchanged at 43 days at September 30, 2018 and 2017. Inventory increased from the prior year-end balance by $9.4 million due to higher levels of inventory on-hand related to future backlog and an increase in shipments shipped but not received by our customers as of September 30, 2018 compared to December 31, 2017. Inventory turns remained flat at 22 turns for the third quarter of 2018 compared to 22 turns for the prior year quarter. Excluding the impact from the adoption of ASC 606, inventory turns would have increased to 26 turns for the third quarter of 2018 compared to 22 turns for the prior year period.

At September 30, 2018, we had $165.2 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be paid by cash flows from operations or short-term borrowings under the line of credit. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used in investing activities in the nine months ended September 30, 2018 represented $15.6 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure, compared to $7.9 million of purchases of property and equipment in the prior year.

Cash used in financing activities in the nine months ended September 30, 2018 was $13.4 million and consisted primarily of a $9.1 million payment of a special $0.34 per share dividend and $4.4 million for the purchase of treasury shares, partially offset by $0.6 million for the issuance of stock under the employee stock purchase plan. In the prior year period, financing activities primarily represented a $9.0 million payment of a special $0.34 per share dividend, partially offset by $1.7 million of proceeds from the exercise of stock options.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.25% at September 30, 2018).    The one-month LIBOR rate at September 30, 2018 was 2.26%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  At September 30, 2018, $50.0 million was available for borrowing under the facility.

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

Bank Line of Credit. Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. As of September 30, 2018, $50.0 million was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our actual funded ratio as of September 30, 2018 was 0.01 to 1.0, as there were no borrowings against our credit facility during the three months ended September 30, 2018. Future decreases in our consolidated Adjusted EBITDA, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2017 (loss quarters not counted). Such amount was calculated as $402.3 million at September 30, 2018, whereas our actual consolidated stockholders’ equity at this date was in compliance at $523.2 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	November 1, 2018	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	November 1, 2018	By:	/s/ STEPHEN P. SARNO
Stephen P. Sarno
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)