Form 10-K
period 2018-12-31
PC CONNECTION INC
filed 2019-02-07
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___     Accelerated filer ✓      Non-accelerated filer ___     Smaller reporting company  ___     Emerging growth company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 29, 2018, based on $33.20 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $380,230,570.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 4, 2019:

Class	Number of Shares
Common Stock, $.01 par value	26,395,683

 The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business

GENERAL

We are a national solutions provider of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We have three operating segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, in our Business Solutions segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Enterprise Solutions segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector Solutions segment, through our GovConnection subsidiary. Financial results for each of our segments are included in the financial statements attached hereto. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, healthcare, and government markets, (ii) our websites, and (iii) direct responses from customers responding to our advertising media. We offer a broad selection of over 425,000 products at competitive prices, including products from vendors like Apple, Cisco Systems, Dell, EMC, Hewlett-Packard, Lenovo, Microsoft, and VMWare, and we partner with more than 1,600 suppliers. We typically leverage our state-of-the art logistic capabilities to ship product to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of branded products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for eighteen straight years. Over the past few years, we have received numerous awards, including the Microsoft Excellence in Operations—Double Gold Level Award for delivering market-leading operational excellence, as well as being recently named to the CRN Tech Elite 250 for the third year. We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We strive to identify the unique needs of our corporate, government, healthcare, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, integration, deployment, and support of their IT environments. As of December 31, 2018, we employed 823 sales representatives, whose average tenure exceeded six years. Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever. These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff. We believe that increasing our salesforce productivity is important to our future success, and we have increased our headcount and investments in this area accordingly.

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

 Additional financial information regarding our business segments and geographic data about our customers and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and in Note 14 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

MARKET AND COMPETITION

In the fiscal year ended December 31, 2018, we generated approximately 38% of our sales from small- to medium-sized customer accounts,  43% from medium-to-large corporate accounts (Fortune 1000), and 19% from government and educational institutions. The overall IT market that we serve is estimated to be approximately $200 billion.

The largest segment of this market is served by local and regional “value added resellers”, or VARs, many of whom we believe are transitioning from the hardware and software products business to higher-margin IT services. We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide IT solutions supplier. We have also partnered with third-party technology and telecommunications service providers. We now offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection at generally lower prices.

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

We believe new entrants to the IT Solutions channel must overcome a number of obstacles, including:

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

•

Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, managed services, and networking infrastructure, at costs that allow our customers to be more productive while maximizing their IT budgets.  Our advanced solution offerings include network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

•

Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. We specialize in Internet-based solutions and provide electronic integration between our customers and suppliers.

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

•

Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last eighteen years. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

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

Using our customized information system, we transmit our customer orders either to our distribution center or to our drop‑ship suppliers, depending on product availability, for processing immediately after a customer receives credit approval. At our distribution center, we also perform custom configuration services, which typically includes custom imaging, the installation and integration of additional components, and other technology enhancements. Our customers may select the method of delivery that best meets their needs and is most cost effective, ranging from expedited overnight delivery for urgently needed items to ground freight.

 Our inventory stocking strategy is based on economics and the general availability of the product. We will stock product where there is an economic advantage to do so, or the product is in constrained supply. We also will stock product to support customer rollouts, including product that is running through our configuration and integration services prior to shipment.

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

Outbound Telemarketing and Field Sales. We seek to build loyal relationships with potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to one-on-one relationships with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted electronic communications, as well as other marketing materials designed to meet each customer’s specific IT needs. We pay most of our account managers a base annual salary plus incentive compensation. Incentive compensation is tied generally to gross profit dollars produced by the individual account manager. Account managers historically have significantly increased productivity after approximately twelve months of training and experience.

E-commerce Sales. (www.connection.com, www.connection.com/enterprise, www.connection.com/publicsector, and www.macconnection.com)  We provide product descriptions and prices for generally all products online. Our Connection website also provides updated information for more than 425,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites are important sales sources and communication tools for improving customer service.

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

•

Lowering transactions costs — Our website tools include robust product search features and Internet Business Accounts (customized Web pages), which allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call our account managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our websites.

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

Enterprise Solutions Segment.  Through our custom designed Web-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing, evaluating, purchasing, and tracking a wide variety of IT products and services. Our strategy is to be the primary single source procurement portal for our large corporate customers.

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

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2018	2017	2016
Sales Segment
Enterprise Solutions	43%	39%	38%
Business Solutions	38	40	40
Public Sector Solutions	19	21	22
Total	100%	100%	100%

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

Customers. We maintain an extensive database of customers and prospects. However, no single customer accounted for more than 3% of our consolidated revenue in 2018. While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government were 5.4% 7.8%, and 7.5% in 2018, 2017, and 2016, respectively. The loss of any single customer would not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business, as we typically ship products within hours of receipt of orders.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product and service offerings. We currently offer our customers over 425,000 information technology products designed for business applications from more than 1,600 vendors, including hardware and peripherals, accessories, networking products, and software. We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. The following table sets forth our percentage of net sales (in dollars) for major product categories:

	PERCENTAGE OF
	NET SALES
	Years Ended December 31,
	2018 (1)	2017 (2)	2016 (2)
Notebooks/Mobility	26%	22%	23%
Accessories	13	10	11
Software	12	23	20
Desktops	11	11	10
Servers/Storage	11	9	10
Displays and sound	9	8	8
Net/Com Product	8	7	8
Other Hardware/Services	10	10	10
Total	100%	100%	100%
(1)

The Company adopted ASC 606 in 2018 using the modified retrospective approach, which primarily resulted in certain software sales being reported on a net basis where they would have otherwise been reported on a gross basis under the previous revenue recognition guidance. As a result, certain revenue figures reported in the current year may not be comparable with prior-year disclosures.

(2)	Product categories were separated into additional categories in 2018. Certain prior-year balances have been reclassified to conform to 2018 presentation.

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

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., or Ingram, our largest supplier, accounted for approximately 22% of our total product purchases in both 2018 and 2017 and 21% in 2016. Purchases from Synnex Corporation, or Synnex, comprised 12%, 12%, and 13% of our total product purchases in 2018, 2017, and 2016, respectively. Purchases from Tech Data comprised of 10%, 11% and 8% in 2018, 2017, and 2016, respectively. Purchases from Hewlett-Packard

Company, or HP, accounted for approximately 7% of our total product purchases in 2018, 11% in 2017, and 9% in 2016. No other vendor supplied more than 10% of our total product purchases in 2018, 2017, or 2016. We believe that, while we may experience some short-term disruption if products from Ingram, Synnex, HP and/or Tech Data become unavailable to us, alternative sources for products obtained directly from Ingram, Synnex, HP and Tech Data are available.

Products manufactured by HP represented approximately 18% of our net sales in 2018 and approximately 20% in both 2017 and 2016. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

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

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our 283,000 square foot technology integration and distribution complex in Wilmington, Ohio, we receive and ship inventory, configure and integrate technology solutions, provide depot maintenance and services, and process returned products.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 80%, 77%, and 75%, of net sales in 2018, 2017, and 2016, respectively. In future years, we expect that products drop shipped from suppliers may increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

Certain of our larger customers occasionally request special staged delivery arrangements under which either we or our distribution partners set aside and temporarily hold inventory on our customer’s behalf. Such orders are firm delivery orders, and customers generally pay under normal credit terms, regardless of delivery. Revenue on such transactions is not recorded until shipment to their final destination as requested by the customer. Inventory held for such staged delivery requests aggregated $46.1 million and $32.0 million at December 31, 2018 and 2017, respectively.

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

Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality. In October 2017, we began a multi-year initiative to upgrade our IT infrastructure, and have incurred $16.3 million of capital expenditures through December 31, 2018. We expect additional related capital expenditures to range from $6.0 to $7.0 million over the next six to nine months, when we expect to have completed the initiative. For further discussion see “Liquidity and Capital Resources” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

COMPETITION

The direct marketing and sale of IT-related products is highly competitive. We compete with other national solutions providers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are the current leaders in the space. We also compete with:

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include, among others, Connection®, PC Connection®, GovConnection®, MacConnection®, we solve IT®, Everything Overnight®, The Connection™, HealthConnectionTM, Mobile Connection®, Cloud Connection®, ServiceConnectionTM, ProConnection™, Education Connection®, MoreDirect A PC Connection Company®, TRAXX®, WebSPOC®, Softmart®, GlobalServeTM, Raccoon CharacterTM, and their related logos and all iterations thereof. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

WORK FORCE

As of December 31, 2018, we employed 2,513 persons (full-time equivalent), of whom 1,153 (including 330 management and support personnel) were engaged in sales-related activities, 556 were engaged in providing IT services and customer service and support, 526 were engaged in purchasing, marketing, and distribution-related activities, 82 were engaged in the operation and development of management information systems, and 196 were engaged in administrative and finance functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue. Causes of these fluctuations include:

•	shifts in customer demand that affect our distribution models, including demand for total solutions;

•	loss of customers to competitors;

•	industry shipments of new products or upgrades;

•	changes in overall demand and timing of product shipments related to economic markets and to government spending;

•	changes in vendor distribution of products;

•	changes in our product offerings and in merchandise returns;

•	changes in distribution models as a result of cloud and software-as-a-service, or SaaS;

•	adverse weather conditions that affect response, distribution, or shipping; and

•	supply constraints.

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

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with other national solutions providers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are the current leaders in the space. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, also sell their products directly to end users through their own catalogs, stores, and via the Internet. We also compete with computer retail stores and websites, who are increasingly selling to business customers and may become a significant competitor. We compete not only for customers, but also for advertising support from IT product manufacturers. Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and solution providers who have not traditionally sold computers and related products enter the industry.

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

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. The five vendors supplying the greatest amount of goods to us constituted 59% of our total product purchases in the year ended December 31, 2018 and 61% and 59% in 2017 and 2016, respectively. Among these five suppliers, product purchases from Ingram, our largest supplier, accounted for approximately 22% of our total product purchases in both 2018 and 2017 and 21% in 2016. Purchases from Synnex comprised 12%,  12%, and 13% of our total product purchases in 2018, 2017, and 2016, respectively. Purchases from Tech Data comprised of 10% of our total product purchases in 2018 and 11% and 8% in 2017 and 2016, respectively. Purchases from HP accounted for approximately 7% of our total product purchases in 2018 and 11% and 9% in 2017 and 2016, respectively.  No other vendor supplied more than 10% of our total product purchases in 2018, 2017, or 2016. If we were unable to acquire products from Ingram, Synnex, HP or Tech Data, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP represented approximately 18% of our net sales in 2018 and approximately 20% in both 2017 and 2016. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2018 was $201.6 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. Many states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies. Our three sales companies are registered in substantially all states, however, if a state were to determine that our earlier contacts with that state exceeded the constitutionally permitted contacts, the state could assess a tax liability relating to our prior year sales. Various states have from time-to-time initiated unclaimed property audits of our company escheatment practices. A multi-state unclaimed property audit continues to be in process, and total accruals for unclaimed property aggregated $1.0 million at December 31, 2018.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 56% of the outstanding shares of our common stock as of December 31, 2018. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, from an affiliated company, G&H Post, which is related to us through common ownership. The lease term ended in November 2018, and the Company is currently in the process of negotiating an amendment to extend the lease term. We expect that an extension to the lease will be available at market terms. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges. The lease has been recorded as an operating lease in the financial statements.

We also lease an office facility adjacent to our corporate headquarters from the same affiliated company, G&H Post. The lease term ended in July 2018, but the Company is currently in the process of negotiating an amendment to extend the lease term. We expect that an extension to the lease will be available at market terms. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges as either additional rent or directly to third parties and also to pay insurance premiums for the leased property. The lease has been recorded as an operating lease in the financial statements.

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

In December 2018, we executed a favorable $3.0 million cash resolution of a contract dispute that arose in 2017. The cash payment was received on January 4, 2019, and the gain, net of costs incurred of $0.7 million, is included in “Other Income” in the consolidated statements of income for the year ended December 31, 2018. The cash received is unrelated to the existing contract. We included the $3.0 million owed to us in “Other Assets” as of December 31, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of PC Connection

Our executive officers and their ages as of February 7, 2019 are as follows:

Name	Age	Position
Patricia Gallup	64	Chair and Chief Administrative Officer
Timothy McGrath	60	President and Chief Executive Officer
Stephen Sarno	51	Senior Vice President, Chief Financial Officer and Treasurer

Patricia Gallup is our co-founder and has served as Chair of our Board of Directors since September 1994, and as Chief Administrative Officer since August 2011. Ms. Gallup has served as a member of our executive management team since 1982.

Timothy McGrath has served as our Chief Executive Officer since August 2011, and as President since May 2010. Mr. McGrath has served as a member of our executive management team since he joined the Company in 2005.

Stephen Sarno has served as our Chief Financial Officer and as a member of our executive management team since he joined the Company in the spring of 2018. Prior to joining Connection, Mr. Sarno served as Chief Financial Officer of Wyless, Inc., a privately held international provider of wireless data communication services, beginning in January 2015, and as Chief Accounting Officer of Exa Corporation, a publicly-traded global developer and distributor of computer-aided engineering software, beginning in October 2012.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN”.  As of February 4, 2019, there were 26,395,683 shares of our common stock outstanding, held by approximately 47 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

In 2018, we declared a special cash dividend of $0.32 per share. The total cash payment of $8.5 million was made on January 11, 2019 to stockholders of record at the close of business on December 28, 2018. In 2017, we declared a special cash dividend of $0.34 per share. The total cash payment of $9.1 million was made on January 12, 2018 to stockholders of record at the close of business on December 29, 2017. We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Share Repurchase Authorization

In 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. In 2014, our Board approved a new share repurchase program authorizing up to an additional $15.0 million in share repurchases, for a total authorized repurchase amount of $30.0 million. We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

In 2018, we repurchased 0.5 million shares for $15.4 million under the Board-approved repurchase programs. As of December 31, 2018, we have repurchased an aggregate of 2.2 million shares for $27.6 million under our Board-approved repurchase programs.

On December 17, 2018, our Board approved a new share repurchase program authorizing up to $25.0 million in additional share repurchases. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. We intend to complete the remaining 2001 and 2014 repurchase programs before repurchasing shares under the new program. The timing and amount of any share repurchases will be based on market conditions and other factors. At December 31, 2018, the maximum approximate dollar value of shares that may yet be purchased under Board-authorized programs is $27.4 million.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from January 1, 2013 through December 31, 2018 with the cumulative total return for (i) the Nasdaq Stock Market Composite and (ii) the Nasdaq Retail Trade Stocks (Peer Group) for the period starting January 1, 2013 and ending December 31, 2018. This graph assumes the investment of $100 on January 1, 2013 in our common stock and in each of the two Nasdaq indices, and that dividends are reinvested.

	Base Period	Years Ended
Company Name / Index	13-Dec	14-Dec	15-Dec	16-Dec	17-Dec	18-Dec
PC Connection, Inc.	100.00	100.53	94.38	118.53	112.02	128.47
Nasdaq Stock Market-Composite	100.00	114.75	122.74	133.62	173.22	168.30
Nasdaq Retail Trade (Peer Index)	100.00	110.60	115.17	116.49	123.92	124.49

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018 (1)	2017 (2)	2016 (2)	2015	2014
	(dollars in thousands, except per share)
Consolidated Statement of Operations Data:
Net sales	$2,699,489	$2,911,883	$2,692,592	$2,573,973	$2,463,339
Cost of sales	2,288,403	2,529,807	2,321,435	2,232,954	2,139,950
Gross profit	411,086	382,076	371,157	341,019	323,389
Selling, general and administrative expenses	324,433	300,913	287,231	262,465	251,935
Restructuring and other charges	967	3,636	3,406	—	—
Income from operations	85,686	77,527	80,520	78,554	71,454
Other income (expense), net	2,978	98	(67)	(87)	(86)
Income before taxes	88,664	77,625	80,453	78,467	71,368
Income tax provision	(24,072)	(22,768)	(32,342)	(31,640)	(28,687)
Net income	$64,592	$54,857	$48,111	$46,827	$42,681

Basic earnings per share	$2.42	$2.05	$1.81	$1.77	$1.63
Diluted earnings per share	$2.41	$2.04	$1.80	$1.76	$1.61

(1)

The Company adopted ASC 606 in 2018 using the modified retrospective approach, which primarily resulted in certain software sales being reported on a net basis where they would have otherwise been reported on a gross basis under the previous revenue recognition guidance. As a result, certain revenue figures reported in the current year may not be comparable with prior-year disclosures.

(2)	During 2018, the Company began separately presenting Restructuring and other charges. The prior years have been revised to conform to the current year presentation.

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$409,380	$368,080	$328,917	$330,848	$293,449
Total assets	805,355	747,851	686,134	639,074	539,960
Total stockholders’ equity	525,903	482,252	433,442	392,451	354,008
Cash dividends declared per share	$0.32	$0.34	$0.34	$0.40	$0.40

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

OVERVIEW

We are a national solutions provider of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, or in our Business Solutions segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Enterprise Solutions segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector Solutions segment, through our GovConnection subsidiary.

We generate sales primarily through outbound telemarketing and field sales contacts by account managers focused on the business, education, and government markets, our websites, and direct responses from customers responding to our advertising media. We seek to recruit, retain, and increase the productivity of our sales personnel through training, mentoring, financial incentives based on performance, and updating and streamlining our information systems to make our operations more efficient.

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have, on multiple occasions, attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our Technical Solutions Group, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality. In October 2017, we began a two-year initiative to upgrade our IT infrastructure for which we expect our related capital investments to range from $6.0 to $7.0 million over the next six to nine months, when we expect to have completed the initiative.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
Net sales (in millions)	$2,699.5	$2,911.9	$2,692.6
Gross margin	15.2%	13.1%	13.8%
Selling, general and administrative expenses	12.0	10.3	10.7
Income from operations	3.2	2.7	3.0
(1)	Certain prior year amounts have been reclassified to conform to 2018 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Net sales of $2,699.5 million in 2018 reflected a decrease of $212.4 million compared to 2017, primarily as a result of the adoption of new revenue recognition guidance under ASC 606, which was not applied to net sales reported in prior years. The primary impact of the new guidance was an increase in certain revenue transactions reported on a net basis. Had the year been reported under previous revenue recognition guidance, net sales would have been $3,104.2 million, reflecting an increase of 6.6% compared to the prior year. Gross profit dollars increased year-over-year by $29.0 million due to higher invoice selling margins realized on increased sales of software and higher margin advanced solution sales. The increase in SG&A expenses, both in dollars and as a percentage of net sales, was primarily related to incremental personnel costs, including variable compensation associated with higher gross profits and increased investments in solution selling. SG&A expenses as a percentage of net sales was 12.0% for the year-ended December 31, 2018, which reflects an increase of 12 basis points resulting from the factors previously noted, and an increase of 156 basis points related to the adoption of new revenue guidance under ASC 606. Operating income in 2018 increased year-over-year, both in dollars and as a percentage of net sales, by $8.2 million and 50 basis points, respectively, primarily as a result of the gross profits increasing at a higher rate than the SG&A expenses.

Sales Distribution

The following table sets forth our percentage of net sales by sales segment and product mix:

	Years Ended December 31,
	2018 (1)	2017 (2)	2016 (2)
Sales Segment
Enterprise Solutions	43%	39%	38%
Business Solutions	38	40	40
Public Sector Solutions	19	21	22
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	26%	22%	23%
Accessories	13	10	11
Software	12	23	20
Desktops	11	11	10
Servers/Storage	11	9	10
Displays and sound	9	8	8
Net/Com Product	8	7	8
Other Hardware/Services	10	10	10
Total	100%	100%	100%

(1)

The Company adopted ASC 606 in 2018 using the modified retrospective approach, which primarily resulted in certain software sales being reported on a net basis where they would have otherwise been reported on a gross basis under the previous revenue recognition guidance. As a result, certain revenue figures reported in the current year may not be comparable with prior-year disclosures.

(2)	Product categories were separated into additional categories in 2018. Certain prior-year balances have been reclassified to conform to 2018 presentation.

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2018	2017	2016
Sales Segment
Business Solutions	18.0%	15.3%	15.8%
Enterprise Solutions	13.9	12.3	12.8
Public Sector Solutions	12.7	10.5	11.7
Total Company	15.2%	13.1%	13.8%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our more significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
Personnel costs	$249.2	$232.0	$224.4
Advertising, net	16.2	14.4	16.1
Facilities operations	16.9	15.0	14.0
Professional fees	8.6	8.8	7.7
Credit card fees	6.9	7.2	6.9
Depreciation and amortization	14.1	11.8	10.5
Other, net	12.5	11.7	7.6
Total SG&A expense	$324.4	$300.9	$287.2
As a percentage of net sales	12.0%	10.3%	10.7%

(1)

Certain prior year amounts have been reclassified to conform to 2018 presentation. Prior year SG&A amounts are shown net of restructuring and other charges of $3,636 and $3,406, which were previously included in SG&A expenses, for the years ended December 31, 2017 and 2016, respectively.

Personnel costs increased in 2018 compared to 2017 primarily due to increased variable compensation associated with higher gross profits and changes in the stock price and increases in other employee-related expenses. Depreciation and amortization increased in 2018 and 2017 due to investments in our IT infrastructure and the amortization of intangible assets added in 2016 with our two acquisitions.

Personnel costs increased in 2017 compared to 2016 primarily due to investments in solutions sales personnel, increased variable compensation associated with higher gross profits, and the inclusion of the pro-rated personnel costs of Softmart and GlobalServe beginning on their respective May and October 2016 acquisition dates.

Restructuring and other charges

During 2018, we began separately presenting Restructuring and other charges. In the years ended December 31 2018, 2017, and 2016, we undertook a wide range of actions across the Company to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and related costs of $1.0 million, $0.9 million, and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net sales decreased by 7.3% to $2,699.5 million in 2018 from $2,911.8 million in 2017. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2018		2017
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Business Solutions	$1,027.9	38.1%	$1,158.6	39.8%	(11.3)%
Enterprise Solutions	1,165.1	43.2	1,131.8	38.9	2.9
Public Sector Solutions	506.5	18.8	621.4	21.3	(18.5)
Total	$2,699.5	100.0%	$2,911.8	100.0%	(7.3)%
Gross Profit:
Business Solutions	$184.9	18.0%	$177.8	15.3%	4.0%
Enterprise Solutions	161.6	13.9	139.0	12.3	16.3
Public Sector Solutions	64.6	12.8	65.3	10.5	(1.1)
Total	$411.1	15.2%	$382.1	13.1%	7.6%

•

Net Sales of $1,027.9 for the Business Solutions segment reflect a decrease of $130.7 million due to lower net sales of software products of $137.7 million, primarily as a result of the adoption of ASC 606 where the Company is considered to be the agent on the transaction, and desktops of $8.8 million. These decreases were partially offset by increased net sales of net/com products of $14.7 million as small- to medium-sized businesses increased their IT investments to transform their workplace. Had the year been reported under the previous revenue recognition guidance, net sales for the Business Solutions segment would have increased by $42.8 million, or 3.7%.

•

Net sales of $1,165.1 for the Enterprise Solutions segment increased by $33.3 million compared to the prior year. This year-over-year increase was driven by increased sales of notebooks and mobility products of $59.2 million, and increased sales of desktop products of $19.9 million. Sales of servers and storage equipment also increased by $17.6 million as large enterprises looked to upgrade their IT workplace with these product solutions. Increased sales of other hardware products accounted for $86.9 million of the increase, which was driven primarily by large orders of handheld devices used by our retail customers. These increases were partially offset by lower net sales of software products of $148.6 million, which resulted primarily from the adoption of ASC 606 where the Company is considered to be the agent on the transaction. Had the year been reported under the previous revenue recognition guidance, net sales for the Enterprise Solutions segment would have increased by $202.5 million, or 17.9%.

•

Net sales of $506.5 million for the Public Sector Solutions segment reflect a decrease of $114.9 million, primarily driven by lower net sales of software products of $58.3 million, which resulted primarily from the adoption of ASC 606 where the Company is considered to be the agent on the transaction, lower net sales of desktops of $44.6 million and lower net sales of other hardware/services of $23.3 million. Net sales to the federal government reflected a decrease of $79.8 million in 2018, which resulted primarily from a decrease in net sales of software products due to the adoption of ASC 606, and from a large sale of desktops to a federal agency in the first half of 2017 that did not repeat in 2018. Net sales to state and local government and educational institutions reflect a decrease of $35.1 million, primarily driven by a decrease in net sales of software product due to the adoption of ASC 606, and to lower net sales to higher education customers.

Gross profit for 2018 increased year-over-year both in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Business Solutions segment increased due to higher invoice selling margins. Invoice selling margins increased by 224 basis points primarily due to the increase in revenues reported on a net basis as a result of the adoption of ASC 606. We also receive agency fees and early pay discounts from vendors for certain software and hardware sales. Agency fees are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin. Agency fees from enterprise software agreements represented a 20 basis-point increase due to the reduction in net sales year-over-year. Cash discounts increased by 13 basis points year-over-year.

•

Gross profit for the Enterprise Solutions segment increased primarily due to higher invoice selling margins, which increased by 120 basis points and was driven by the increase in revenues reported on a net basis as a result of the adoption of ASC 606. Agency fees from enterprise software agreements represented a 28 basis-point increase due to the reduction in net sales year-over-year and cash discounts increased by 7 basis points year-over-year.

•

Gross profit for the Public Sector Solutions segment increased due to higher invoice selling margins. Invoice selling margins increased by 221 basis points primarily due to the increase in revenues reported on a net basis as a result of the adoption of ASC 606. Agency fees from enterprise software agreements represented a 5 basis-point increase due to the reduction in net sales year-over-year and cash discounts increased by 2 basis points year-over-year.

Selling, general and administrative expenses in 2018 increased both in dollars and as a percentage of net sales compared to the prior year. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2018		2017
		% of Net		% of Net	%
	Amount	Sales	Amount (1)	Sales (1)	Change
Business Solutions	$144.7	14.1%	$136.7	11.8%	5.9%
Enterprise Solutions	99.9	8.6	88.2	7.8	13.3
Public Sector Solutions	66.7	13.2	64.0	10.3	4.2
Headquarters/Other, unallocated	13.1		12.0		9.2
Total	$324.4	12.0%	$300.9	10.3%	7.8%

(1)

Certain prior year amounts have been reclassified to conform to 2018 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity. Prior year SG&A amounts are shown net of restructuring and other charges, which were previously included in SG&A expenses, of $3,636 for the year ended December 31, 2017. The special charges in 2017 were primarily related to restructuring and other personnel-related costs.

•

SG&A expenses for the Business Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $7.7 million increase in usage of Headquarter services related to our investments in technical and engineering support provided to this segment, and a $1.6 million increase in advertising expenses driven by increased vendor funding for marketing, advertising, and training campaigns directed towards driving sales. These increases were partially offset by a net $1.1 million decrease in personnel-related expenses, which was driven by a decrease of approximately $3.8 million related to the reallocation of certain personnel-related expenses in 2018 to the Headquarters/Other group and partially offset by increases in variable compensation associated with higher gross profits. SG&A expenses as a percentage of net sales was 14.1% for the Business Solutions segment, which reflects an increase of 26 basis points resulting from the factors described above and an increase of 201 basis points related to the adoption of ASC 606.

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales. The increase in SG&A dollars was primarily due to increased personnel-related expenses of $7.9 million, resulting from investments in solutions sales personnel and incremental variable compensation associated with higher gross profits, a $3.3 million increase in usage of Headquarter services, and a $0.3 million increase in credit card fees. SG&A expenses as a percentage of net sales was 8.6% for the Enterprise Solutions segment, which reflects a decrease of 30 basis points resulting from the factors described above, but offset by an increase of 109 basis points related to the adoption of ASC 606.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales. The dollar increase resulted primarily from greater usage of Headquarter services of $3.0 million, which was partially offset by decreases in personnel-related expenses of $0.3 million primarily due to the reallocation of certain personnel-related expenses in 2018 to the Headquarters/Other group and lower credit card fee expenses of $0.1 million. SG&A expenses as a percentage of net sales was 13.2% for the Public Sector Solutions segment, which reflects an increase of 143 basis points resulting from the factors described above and an increase of 145 basis points related to the adoption of ASC 606.

•

SG&A expenses for the Headquarters/Other group increased year-over-year, which was driven primarily by the reallocation of certain personnel-related expenses to the Headquarters/Other group from the Business Solutions and Public Sector Solutions segments. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate headquarters services are charged to the operating segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Income from operations increased by $8.2 million to $85.7 million in 2018 compared to 2017. Income from operations as a percentage of net sales was 3.2% in 2018 compared to 2.7% in 2017. The increase in operating income resulted primarily from gross profits increasing at a higher rate than SG&A costs. The increase in operating income as a percentage of net sales resulted primarily from the increase in gross margin.

Restructuring and other charges. During 2018, we began presenting restructuring and other charges separately from SG&A expenses. These costs incurred in 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
Employee separations	$967.0	$639.6	$1,766.2
Acquisition costs	—	—	569.9
Relocation expenses	—	83.5	290.5
Re-branding costs	—	—	595.5
Employee compensation	—	2,800.0	—
Other	—	112.7	184.0
Total restructuring and other charges	$967.0	$3,635.8	$3,406.1

The net restructuring charges recorded in 2018 were related to a reduction in workforce at our Business Solutions, Public Sector Solutions, and Headquarter segments and included cash severance payments and other related benefits.

The net restructuring and other charges recorded in 2017 were primarily driven by a reduction in workforce at our Headquarters segment, along with costs related to the Softmart business, which was acquired in 2016, including expenses to retain certain key personnel brought over in the acquisition. Also in 2017, we incurred additional expense of $2.7 million related to a one-time cash bonus paid to all non-executive employees at the end of the year.

The net restructuring and other charges recorded in 2016 were primarily driven by a reduction in workforce after the Softmart acquisition and other employee severance expenses incurred throughout the business. We also incurred costs associated with the acquisitions and IT transitions of Softmart and GlobalServe, along with other costs associated with a company-wide rebranding campaign.

Income taxes. Our effective tax rate was 27.1% for the year-ended December 31, 2018, compared to 29.3% for the year-ended December 31, 2017. In December 2017, the U.S. Tax Cuts and Jobs Act was enacted, which among other changes, reduced the federal corporate income tax rate. This rate reduction, which took effect on January 1, 2018, required the revaluation of our net deferred tax liability. The revaluation resulted in the recording of an income tax benefit of $7.7 million for the fourth quarter of 2017.  We expect our corporate income tax rate for 2019 to range from 27% to 29%.

Net income increased by $9.7 million to $64.6 million in 2018, from $54.9 million in 2017, which resulted from the increase in operating income combined with a lower effective tax rate in the current year.

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

•

Net sales for the Public Sector Solutions segment increased as a result of sales growth to the federal government and to state and local government and educational customers. Sales to federal government customers grew by 12% in part due to higher sales of desktops made under federal government contracts. Sales to state and local government and educational institutions increased by 2% due to modest sales growth across all its markets.

Gross profit for 2017 increased year-over-year in dollars and as a percentage of net sales (gross margin), as explained below:

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

Selling, general and administrative expenses in 2017 increased in dollars but decreased as a percentage of net sales compared to the prior year.  SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2017		2016
		% of Net		% of Net	%
	Amount (1)	Sales (1)	Amount (1)	Sales (1)	Change
Business Solutions	$136.7	11.8%	$130.3	11.9%	4.9%
Enterprise Solutions	88.2	7.8	86.6	8.6	1.8
Public Sector Solutions	64.0	10.3	60.6	10.3	5.6
Headquarters/Other, unallocated	12.0		9.7		23.7
Total	$300.9	10.3%	$287.2	10.7%	4.8%

(1)

Certain prior year amounts have been reclassified to conform to 2018 presentation. Prior year SG&A amounts are shown net of special charges of $3,636 and $3,406, which were previously included in SG&A expenses, for the years ended December 31, 2017 and 2016, respectively.

•

SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales.  The dollar increase resulted from higher personnel costs of $4.0 million and greater usage of Headquarters/Other of $3.2 million. Personnel costs increased due to the transfer in Q2 2017 of technical staff from Headquarters/Other as well as incremental variable compensation on higher gross profits. The increase in Headquarters/Other services was partially related to our investments in technical and engineering support provided to this segment. The decrease in SG&A as a percentage of net sales was due to the leveraging of fixed costs over larger net sales.

•

SG&A expenses for the Enterprise Solutions segment increased in dollars but decreased as a percentage of net sales.  The increase in SG&A dollars was due to the inclusion of $2.9 million of operating expenses for GlobalServe, which we acquired in Q4 2016. This increase related to GlobalServe was partially offset by cost expense savings initiated in Q2 2017.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales. The dollar increase resulted from higher personnel costs of $1.2 million and greater usage of Headquarters/Other of $1.6 million. Personnel costs increased due to the transfer in Q2 2017 of technical staff from Headquarters/Other as well as incremental variable compensation on higher gross profits. The increase in Headquarters/Other services was partly related to our investments in technical and engineering support provided to this segment.

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

Restructuring and other charges incurred in 2017 and 2016 are reflected in the table below. There were no such charges incurred in 2015.

	Years Ended December 31,
	2017	2016
Employee separations	$639.6	$1,766.2
Acquisition costs	—	569.9
Relocation expenses	83.5	290.5
Re-branding costs	—	595.5
Employee compensation	2,800.0	—
Other	112.7	184.0
Total restructuring and other charges	$3,635.8	$3,406.1

The net restructuring and related charges recorded in 2017 were primarily driven by a reduction in workforce at our Headquarters segment. We also incurred relocation expenses related to the Softmart business, which was acquired in 2016, and expenses to retain certain key personnel brought over in the acquisition. Also in 2017, we incurred additional expense of $2.7 million related to a one-tie cash bonus paid to all non-executive employees at the end of the year.

The net restructuring and related charges recorded in 2016 were primarily driven by a reduction in workforce after the Softmart acquisition and other employee severance expenses incurred throughout the business. We also incurred costs associated with the acquisitions and IT transitions of Softmart and GlobalServe, along with other costs associated with a company-wide rebranding campaign.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. We expect our capital needs for the next twelve months to consist primarily of capital expenditures of $14.0 to $16.0 million and payments on leases and other contractual obligations of approximately $5.0 million. In October 2017, we began a two-year initiative to upgrade our IT infrastructure, and we expect our capital investments related to this project to range from $6.0 to $7.0 million over the six to nine months, when we expect to have completed the initiative.

We expect to meet our cash requirements for 2019 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2018, we had $91.7 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of December 31, 2018, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 10, 2022. Accordingly, our entire line of credit was available for borrowing at December 31, 2018. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2018	2017	2016

Net cash provided by operating activities	$86.8	$19.3	$33.6
Net cash used in investing activities	(21.2)	(11.8)	(54.9)
Net cash used in financing activities	(23.9)	(6.7)	(9.7)
Increase (decrease) in cash and cash equivalents	$41.7	$0.8	$(31.0)

Cash provided by operating activities increased $67.5 million in 2018. Cash flow provided by operations in the year resulted primarily from net income before depreciation and amortization, a decrease in accounts receivable and an increase to accounts payable, partially offset by an increase in inventory. Accounts receivable decreased by $14.8 million from the prior year, which was net of a $14.6 million adjustment to reflect the cumulative impact of the adoption of the new revenue recognition guidance under ASC 606. Days sales outstanding increased to 52 days at December 31, 2018, compared to 48 days at December 31, 2017. Excluding the impact of the adoption of ASC 606, days sales outstanding would have been decreased to 45 days at December 31, 2018. Accounts payable increased by $5.7 million from the prior year, which was net of a $0.1 million adjustment to reflect the cumulative impact of the adoption of the new revenue recognition guidance under ASC 606. Inventory increased from the prior year by $23.3 million, which was net of a $10.9 million adjustment to reflect the cumulative impact of the adoption of the new revenue recognition guidance under ASC 606. The remaining increase was the result of higher levels of inventory on-hand related to future backlog and an increase in shipments shipped but not received by our customers as of December 31, 2018 compared to December 31, 2017. Inventory turns, which measures the number of times inventory was sold and replaced during the year, decreased to 21 in 2018 compared to 24 in 2017. Excluding the impact from the adoption of ASC 606, inventory turns would have increased to 25 turns in 2018. Operating cash flow in 2017 resulted primarily from net income before depreciation and amortization and an increase in accounts payable, offset partially by an increase in accounts receivable and inventory. Operating cash flow in 2016 was primarily generated by net income before depreciation and amortization and a decrease in inventory, offset by an increase in accounts receivable.

At December 31, 2018, we had $201.6 million in outstanding accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. We believe we will be able to meet our obligations under our accounts payable with cash flows from operations and our existing line of credit.

Cash used in investing activities increased $9.4 million in 2018 compared to 2017. Cash used in investing activities represented $21.2 million in 2018,  primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. In addition, in 2017 we began investments in an ongoing upgrade of our internal IT systems, which we expect to complete over the next six to nine months. Cash used to purchase property and equipment less proceeds from the sale of equipment amounted to $11.8 million in 2017, compared to $11.9 million in 2016. These expenditures were primarily related to capitalized internally-developed software in connection with investments in our IT infrastructure. The acquisitions of Softmart and GlobalServe represented a net use of cash of $31.9 million and $11.1 million, respectively, for the year ended December 31, 2016.

Cash used in financing activities increased  $17.2 million in 2018 compared to 2017. Financing uses of cash in 2018 included a $9.1 million payment of a special $0.34 per share dividend declared in December 2017 and paid in January 2018, and $15.4 million for the purchase of treasure shares. These outflows were partially offset by $1.2 million for the issuance of stock under the employee stock purchase plan. Financing uses of cash in 2017 included dividends of $9.0 million declared in December 2016 and paid in January 2017, and in 2016 included dividends of $10.6 million declared in December 2015 and paid in January 2016. Cash provided by financing activities in 2015 primarily related to proceeds of $0.9 million from the issuance of stock under our employee stock purchase plan. In January 2019, the Company paid a dividend of $8.5 million which was declared in December 2018.

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

Bank Line of Credit. Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.50% at December 31, 2018). The one-month LIBOR rate at December 31, 2018 was 2.51%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  We did not have any borrowings under the credit facility at December 31, 2018.

In February of 2017, we renewed our credit facility, extending the expiration date to February 10, 2022, at which time any amounts outstanding become due. The credit facility was renewed with substantially the same terms and conditions as with the preceding agreement.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At December 31, 2018, the entire $50.0 million facility was available for borrowing.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2018 (in thousands):

	Payments Due By Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Operating lease obligations (1)	$19,654	5,035	11,255	3,364	—

(1)	Excluding taxes, insurance, and common area maintenance charges.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.9 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for a discussion on income taxes.

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

Bank Line of Credit. Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. As of December 31, 2018, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the fourth quarter of 2018 were immaterial, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2018. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016. Such amount was calculated at December 31, 2018, as $412.9 million, whereas our actual consolidated stockholders’ equity at this date was $525.9 million.

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

For certain on-premise licenses for security software, the customer derives substantially all of the benefit from these arrangements through the third-party delivered software maintenance, which provides software updates and other support services. We do not have control over the delivery of these performance obligations, and accordingly we are the agent in these transactions. We recognize revenue for security software net of the related cost of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangement. Cloud products allow customers to use hosted software over the contractual period without taking possession of the software and are provided on a subscription basis. We do not exercise control over these products or services and therefore are an agent in these transactions. We recognize revenue for cloud products net of the related costs of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangements. Amounts recognized on a net basis included in net sales for such software sales transactions were $396.7 million for the year ended December 31, 2018. We did not net software sales prior to adoption the new revenue recognition standard in 2018.

We use our own engineering personnel to assist in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposal, and other services. Service revenue is recognized in general over time as we perform the underlying services and satisfy our performance obligations. We evaluate such engagements to determine whether we are the principal or the agent in each transaction. For those transactions in which we do not control the service, we act as an agent and recognize the transaction revenue on a net basis at a point in time when the vendor and customer accept the terms and conditions in the sales arrangement.

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment and software manufacturers directly to our customers and receive agency, or referral, fees for such transactions. We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer. Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $46.8 million, $38.3 million, and $30.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

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

We provide our customers with a limited thirty-day right of return which is generally limited to defective merchandise. Revenue is recognized at delivery and a reserve for sales returns is recorded. We make estimates of product returns based on significant historical experience and record our sales return reserves as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses. At December 31, 2018, we recorded sales reserves of $3.4 million and $0.2 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2017, we recorded sales reserves of $3.3 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income. Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $1.3 million in 2018 and $1.2 million in 2017.

Vendor Allowances

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales or inventory, as applicable. We also receive vendor co-op advertising funding for our marketing activities and other programs. Vendors have the ability to place advertisements in the catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expense on the consolidated statements of income. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and as a result, we classify substantially all vendor allowances as a reduction of cost of inventory purchases rather than a reduction of advertising expense.

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or net realizable value, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our obsolescence charges have ranged between $3.6 million and $7.0 million per annum. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

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

We have historically completed our annual impairment test of goodwill and the indefinite-lived domain name as of the first day of the calendar year. Beginning in 2018, we performed the test as of November 30 and will continue to do so in the future.  We assessed the potential impact this change might have on the outcome of the impairment analysis and on the overall consolidated results and determined that the impact, if any, would be immaterial. We made this conclusion based on the following factors: 1) the old and new testing dates are close in proximity, 2) based on historical impairment analyses performed, the goodwill and intangible assets measured are not at significant risk of impairment, and 3) we do not expect that changing the dates would produce different impairment results.

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

Our Enterprise Solutions and Business Solutions segments hold $66.2 million and $7.4 million of goodwill, respectively. We concluded that the fair values of the two reporting units and the domain name each substantially exceeded the respective carrying value, and accordingly, an impairment was not identified in the annual test. While we believe that our estimates of fair value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our valuations and result in impairment charges against the carrying values of those remaining assets in our Enterprise Solutions and Business Solutions segments. Please see Note 4, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our discounted cash flow analysis.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Our average outstanding borrowings during 2018 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2018. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PC Connection, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 7, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the adoption of a new accounting standard.

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

February 7, 2019

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Executive Officers of PC Connection” in Item 3 of Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018 (the “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

10.40(8)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.41(13)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.42(17)	Seventh Amendment, dated May 21, 2012, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Label Linkbase Document.
101.PRE **	XBRL Taxonomy Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(4)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(5)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 30, 2006.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 10, 2007.
(10)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(11)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 12, 2008.
(12)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 11, 2008.
(13)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2008.
(14)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 16, 2009.
(15)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2010.
(16)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on February 28, 2012.
(17)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 8, 2012.
(18)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 4, 2013.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 29, 2013.
(20)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 9, 2014.

(21)	Incorporated by reference from exhibits filed with the Company's current report on Form 8-K, filed on May 27, 2014.
(22)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 31, 2014.
(23)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 21, 2015.
(24)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 16, 2017.
(25)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 3, 2017.

*     Management contract or compensatory plan or arrangement.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: February 7, 2019
	By:	/s/ TIMOTHY MCGRATH
Timothy McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY MCGRATH
Timothy McGrath	President and Chief Executive Officer (Principal Executive Officer)	February 7, 2019

/s/ STEPHEN SARNO
Stephen Sarno	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 7, 2019

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	February 7, 2019

/s/ JOSEPH BAUTE
Joseph Baute	Vice Chairman of the Board	February 7, 2019

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	February 7, 2019

/s/ BARBARA DUCKETT
Barbara Duckett	Director	February 7, 2019

/s/ JACK FERGUSON
Jack Ferguson	Director	February 7, 2019

/s/ DAVID HALL
David Hall	Director	February 7, 2019

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PC Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue contracts effective January 1, 2018 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, using the modified retrospective method.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 7, 2019

We have served as the Company's auditor since 1984.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$91,703	$49,990
Accounts receivable, net	447,698	449,682
Inventories, net	119,195	106,753
Income taxes receivable	922	3,933
Prepaid expenses and other current assets	9,661	5,737
Total current assets	669,179	616,095
Property and equipment, net	51,799	41,491
Goodwill	73,602	73,602
Intangibles assets, net	9,564	11,025
Other assets	1,211	5,638
Total Assets	$805,355	$747,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$201,640	$194,257
Accrued payroll	24,319	22,662
Accrued expenses and other liabilities	33,840	31,096
Total current liabilities	259,799	248,015
Deferred income taxes	17,184	15,696
Other liabilities	2,469	1,888
Total Liabilities	279,452	265,599
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized, 28,787 and 28,709 issued, 26,396 and 26,853 outstanding at December 31, 2018 and 2017, respectively	288	287
Additional paid-in capital	115,842	114,154
Retained earnings	441,010	383,673
Treasury stock at cost, 2,391 and 1,856 shares at December 31, 2018 and 2017, respectively	(31,237)	(15,862)
Total Stockholders’ Equity	525,903	482,252
Total Liabilities and Stockholders’ Equity	$805,355	$747,851

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales	$2,699,489	$2,911,883	$2,692,592
Cost of sales	2,288,403	2,529,807	2,321,435
Gross profit	411,086	382,076	371,157
Selling, general and administrative expenses	324,433	300,913	287,231
Restructuring and other charges	967	3,636	3,406
Income from operations	85,686	77,527	80,520
Other income (expense), net	2,978	98	(67)
Income before taxes	88,664	77,625	80,453
Income tax provision	(24,072)	(22,768)	(32,342)
Net income	$64,592	$54,857	$48,111

Earnings per common share:
Basic	$2.42	$2.05	$1.81
Diluted	$2.41	$2.04	$1.80

Shares used in computation of earnings per common share:
Basic	26,717	26,771	26,528
Diluted	26,854	26,891	26,719

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2015	28,353	$284	$109,161	$298,868	(1,856)	$(15,862)	$392,451
Stock options exercised	11	—	135	—	—	—	135
Issuance of common stock under Employee Stock Purchase Plan	39	—	961	—	—	—	961
Stock-based compensation expense	—	—	1,049	—	—	—	1,049
Restricted stock units vested	62	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(737)	—	—	—	(737)
Tax benefit from stock-based compensation	—	—	513	—	—	—	513
Dividend declaration	—	—	—	(9,041)	—	—	(9,041)
Net income	—	—	—	48,111	—	—	48,111
Balance - December 31, 2016	28,465	$285	$111,081	$337,938	(1,856)	$(15,862)	$433,442
Stock options exercised	157	2	1,748	—	—	—	1,750
Issuance of common stock under Employee Stock Purchase Plan	47	—	1,197	—	—	—	1,197
Stock-based compensation expense	—	—	741	—	—	—	741
Restricted stock units vested	40	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(613)	—	—	—	(613)
Dividend declaration	—	—	—	(9,122)	—	—	(9,122)
Net income	—	—	—	54,857	—	—	54,857
Balance - December 31, 2017	28,709	$287	$114,154	$383,673	(1,856)	$(15,862)	$482,252
Cumulative effect of adoption of ASC 606	—	—	—	1,197	—	—	1,197
Issuance of common stock under Employee Stock Purchase Plan	41	1	1,246	—	—	—	1,247
Stock-based compensation expense	—	—	1,080	—	—	—	1,080
Restricted stock units vested	37	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(638)	—	—	—	(638)
Repurchase of common stock for treasury	—	—	—	—	(535)	(15,375)	(15,375)
Dividend declaration	—	—	—	(8,452)	—	—	(8,452)
Net income	—	—	—	64,592	—	—	64,592
Balance - December 31, 2018	28,787	$288	$115,842	$441,010	(2,391)	$(31,237)	$525,903

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows provided by Operating Activities:
Net income	$64,592	$54,857	$48,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,063	11,839	10,453
Provision for doubtful accounts	1,680	1,658	360
Stock-based compensation expense	1,080	741	1,049
Deferred income taxes	1,488	(3,906)	3,506
Loss on disposal of fixed assets	51	24	92
Excess tax benefit from exercise of equity awards	—	—	(513)
Changes in assets and liabilities:
Accounts receivable	14,872	(39,457)	(33,835)
Inventories	(23,311)	(16,218)	12,401
Prepaid expenses, income tax receivables and other current assets	(1,045)	(2,097)	(1,274)
Other non-current assets	2,403	(4,265)	(321)
Accounts payable	5,722	15,807	(3,012)
Accrued expenses and other liabilities	5,244	337	(3,431)
Net cash provided by operating activities	86,839	19,320	33,586
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(21,238)	(11,803)	(11,885)
Cash paid for acquisitions	—	—	(42,990)
Net cash used in investing activities	(21,238)	(11,803)	(54,875)
Cash Flows (used in) provided by Financing Activities:
Proceeds from short-term borrowings	859	—	—
Repayment of short-term borrowings	(859)	—	—
Purchase of treasury shares	(15,375)	—	—
Dividend payment	(9,122)	(9,041)	(10,591)
Exercise of stock options	—	1,750	135
Issuance of stock under Employee Stock Purchase Plan	1,247	1,197	961
Excess tax benefit from exercise of equity awards	—	—	513
Payment of payroll taxes on stock-based compensation through shares withheld	(638)	(613)	(737)
Net cash used in financing activities	(23,888)	(6,707)	(9,719)
Increase (decrease) in cash and cash equivalents	41,713	810	(31,008)
Cash and cash equivalents, beginning of year	49,990	49,180	80,188
Cash and cash equivalents, end of year	$91,703	$49,990	$49,180

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$2,422	$699	$109
Dividend declaration	8,452	9,122	9,041
Supplemental Cash Flow Information:
Income taxes paid	$19,945	$28,927	$29,740

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with current year presentation. Restructuring and other charges have been separated from selling, general, and administrative expenses on the Consolidated Statements of Income. These charges amount to $967, $3,636, and $3,406 for the years ending December 31, 2018, 2017, and 2016, respectively. This change in classification does not affect previously reported net income or earnings per share figures in the Consolidated Statements of Income.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Adoption of Recently Issued Accounting Standards within this footnote for additional information.

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

Prior to the adoption of ASC 606, revenue on product sales was recognized at the point in time when persuasive evidence of an arrangement existed, the price was fixed or determinable, delivery had occurred, and there was a reasonable assurance of collection of the sales proceeds. Service revenue was recognized over time as the services were performed. We evaluated such engagements to determine whether we or the third party assumed the general risk and reward of ownership in these transactions. This evaluation was the basis by which we determined that revenue from these transactions would be recognized on a gross or a net basis.

In multiple-element revenue arrangements, each service performed and product delivered was considered a separate deliverable and qualified as a separate unit of accounting. For material multiple element arrangements, we allocated revenue based on vendor-specific objective evidence of fair value of the underlying services and products. In the absence of vendor-specific objective evidence, we would utilize third-party evidence to allocate the selling price. If neither vendor-specific objective evidence nor third-party evidence was available, we would estimate the selling price based on market price and company specific factors.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $2,651 and $6,776 at December 31, 2018 and 2017, respectively.

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

Vendors have the ability to place advertisements in our catalogs or fund other advertising activities for which we receive advertising consideration. This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against SG&A expenses. Advertising consideration that cannot be associated with a specific program or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, we classify substantially all vendor consideration as a reduction of cost of sales rather than a reduction of advertising expense. Advertising expense, which is classified as a component of SG&A expenses, totaled $16,244, $14,437, and $16,083, for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Note 4 describes the annual impairment methodology that we employ each year in calculating the recoverability of goodwill and non-amortizing intangibles. This same impairment test is performed at other times during the course of a year should an event occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising our customer base. No single customer accounted for more than 3% of total net sales in 2018, 2017, and 2016. While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government as a percentage of total net sales were 5.4%, 7.8%, and 7.5% in 2018, 2017, and 2016, respectively.

Product purchases from Ingram Micro, Inc. (“Ingram”), our largest supplier, accounted for approximately 22% of our total product purchases in both 2018 and 2017 and 21% in 2016. Purchases from Synnex Corporation (“Synnex”) comprised 12%, 12%, and 13%, of our total product purchases in 2018, 2017, and 2016, respectively. Purchases from Tech Data comprised of 10%, 11% and 8% in 2018, 2017, and 2016, respectively. Purchases from Hewlett-Packard Company, or HP, accounted for approximately 7% of our total product purchases in 2018, 11% in 2017, and 9% in 2016. No other vendor supplied more than 10% of our total product purchases in 2018, 2017, or 2016. We believe that, while we may experience some short-term disruption if products from Ingram, Synnex, HP and/or Tech Data become unavailable to us, alternative sources for products obtained directly from Ingram, Synnex, HP and Tech Data are available to us.

Products manufactured by HP represented approximately 18% of our net sales in 2018 and approximately 20% in both 2017 and 2016. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Restructuring and other charges

During 2018, we began presenting restructuring and other charges separately from SG&A expenses. Costs incurred were as follows:

	Year Ended December 31,
	2018	2017	2016
Employee separations	$967	$640	$1,766
Acquisition costs	—	—	570
Relocation expenses	—	84	291
Re-branding costs	—	—	596
Employee compensation	—	2,800	—
Other	—	112	183
Total restructuring and other charges	$967	$3,636	$3,406

The net restructuring charges recorded in 2018 were related to a reduction in workforce at our Business Solutions, Public Sector Solutions, and Headquarter segments and included cash severance payments and other related benefits.

The net restructuring and other charges recorded in 2017 were primarily driven by a reduction in workforce at our Headquarters segment, along with costs related to the Softmart business, which was acquired in 2016, including expenses to retain certain key personnel brought over in the acquisition. Also in 2017, we incurred additional expense of $2,700 related to a one-time cash bonus paid to all non-executive employees at the end of the year.

The net restructuring and other charges recorded in 2016 were primarily driven by a reduction in workforce after the Softmart acquisition and other employee severance expenses incurred throughout the business. We also incurred costs associated with the acquisitions and IT transitions of Softmart and GlobalServe, along with other costs associated with a company-wide rebranding campaign.

Overall, restructuring and other charges consist primarily of employee termination benefits, which are accrued in the period incurred and paid within a year of termination. Included in accrued expenses at December 31, 2018, 2017, and 2016 were $784, $2, and $417, respectively, related to unpaid employee termination benefits. The amount accrued as of December 31, 2018 is expected to be paid in 2019.

Other restructuring-related charges such as acquisition costs, relocation expenses and significant marketing campaigns are expensed and paid as incurred.

All planned restructuring and other charges were incurred as of December 31, 2018 and we have no ongoing restructuring plans.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2018	2017	2016
Numerator:
Net income	$64,592	$54,857	$48,111
Denominator:
Denominator for basic earnings per share	26,717	26,771	26,528
Dilutive effect of employee stock awards	137	120	191
Denominator for diluted earnings per share	26,854	26,891	26,719
Earnings per share:
Basic	$2.42	$2.05	$1.81
Diluted	$2.41	$2.04	$1.80

For the years ended December 31, 2018, 2017, and 2016, we did not exclude any outstanding nonvested stock units or stock options from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Other Income (Expense), Net

Other income, net for the year ended December 31, 2018 consisted of $2,255 related to a gain, net of costs incurred of $745, that was realized upon execution of a favorable $3,000 cash resolution of a contract dispute that arose in 2017. We included the $3,000 owed to us in other assets as of December 31, 2018. Also included in other income, net for the year ended December 31, 2018 was interest income of $868, offset partially by interest expense of $145.

Other income, net for the year ended December 31, 2017 consisted of interest income of $224, which was partially offset by interest expense of $126. Other expense, net for the year ended December 31, 2016 consisted of interest expense of $107, which was partially offset by interest income of $40.

Comprehensive Income

We had no items of comprehensive income, other than our net income for each of the periods presented.

Adoption of Recently Issued Financial Accounting Standards

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

On January 1, 2018 we adopted ASC 606 using the modified retrospective transition method, which resulted in an adjustment at January 1, 2018 to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. Upon adoption we recorded $1,197 as an increase to retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption resulted in an acceleration of the timing of revenue recognized for certain transactions where product that remained in our possession has been recognized as of the transaction date when all revenue recognition criteria have been met.

The following table presents the effect of the adoption of ASC 606 on our consolidated balance sheets as of January 1, 2018:

		Adjustments
	Balance at	due to	Balance at
	December 31, 2017	ASC 606	January 1, 2018
Balance Sheet
Assets
Accounts receivable, net	$449,682	$14,568	$464,250
Inventories	106,753	(10,869)	95,884
Prepaid expenses and other current assets	5,737	(132)	5,605
Long-term accounts receivable	—	1,890	1,890
Other assets	5,638	(3,914)	1,724

Liabilities
Accounts payable	194,257	(62)	194,195
Accrued expenses and other liabilities	31,096	(312)	30,784
Accrued payroll	22,662	291	22,953
Deferred income taxes	15,696	429	16,125

Stockholders' Equity
Retained earnings	$383,673	$1,197	$384,870

In addition to the timing of revenue recognition impacted by the above-described transactions, upon adoption of ASC 606, the amount of revenue to be recognized prospectively was affected by the presentation of revenue transactions as an agent instead of principal in certain transactions. Specifically, revenue related to the sale of cloud products, as well as certain security software, is now being recognized net of costs as we determined that we act as an agent in these transactions. These sales are recorded on a net basis at a point in time when our vendor and the customer accept the terms and conditions in the sales arrangement. In addition, we sell third-party software maintenance that is delivered over time either separately or bundled with the software license. We have determined that software maintenance is a distinct performance obligation that we do not control, and accordingly, we act as an agent in these transactions and recognized the related revenue on a net basis under ASC 606. We previously recognized revenue for cloud products, security software, and software maintenance on a gross basis (i.e., acting as a principal). This change reduced both net sales and cost of sales with no impact on reported gross profit as compared to our prior accounting policies.

The following tables present the effect of the adoption of ASC 606 on our consolidated income statement and balance sheet for the year ended December 31, 2018 and as of December 31, 2018, respectively:

	Year Ended December 31, 2018
			Balances without
	As		Adoption of
	Reported	Adjustments	ASC 606
Income statement
Revenues
Net sales	$ 2,699,489	$ 404,690	$ 3,104,179

Costs and expenses
Cost of sales	2,288,403	403,737	2,692,140

Income from operations	85,686	750	86,436
Income before taxes	88,664	750	89,414
Net income	64,592	526	65,118

	December 31, 2018
			Balances without
	As		Adoption of
	Reported	Adjustments	ASC 606
Balance Sheet
Assets
Accounts receivable, net	$ 447,698	$ (6,949)	$ 440,749
Inventories	119,195	4,798	123,993
Prepaid expenses and other current assets	9,661	148	9,809
Other assets	1,211	3,914	5,125

Liabilities
Accrued expenses and other liabilities	$ 33,840	$ 2,904	$ 36,744
Accrued payroll	24,319	(116)	24,203
Deferred income taxes	17,184	(219)	16,965

Stockholders' Equity
Retained earnings	$ 441,010	$ (657)	$ 440,353

We have elected the use of certain practical expedients in our adoption of the new standard, which includes continuing to record revenue reported net of applicable taxes imposed on the related transaction and the application of the new standard to all arrangements not completed as of the adoption date. We have also elected to use the practical expedient to not account for the shipping and handling as separate performance obligations. Adoptions of the standard related to revenue recognition had no net impact on our consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted this standard on January 1, 2017. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The primary impact of our adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. There were no unrecognized excess tax benefits at implementation. Accordingly, we recorded discrete income tax benefits in the consolidated statements of income of $1,054 in the year ended December 31, 2017, for excess tax benefits related to equity compensation. The corresponding cash flows were reflected in cash provided by operating activities instead of financing activities, as was previously required. We adopted the cash flow presentation that requires presentation of excess tax benefits within operating activities on a prospective basis. Additionally, under ASU 2016-09, we have elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares also had no impact to any of the periods presented in our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

Recently Issued Financial Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018 and will be adopted using a modified retrospective transition approach on January 1, 2019. The Company has reviewed the requirements of the new standard and expects that it will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet. The Company has identified the population of leases and lease assets, has selected a software repository to track all of its lease agreements and to assist in the reporting and disclosures required by the new standard, and is still in the process of testing the data and calculations performed by the software. The Company is also in the process of implementing changes to our procedures and controls in conjunction with both the review of existing lease agreements and any future agreements that will be accounted for under this new standard. The future lease payments that will be subject to the new accounting standard are disclosed in Note 12 to the financial statements.

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

2.   REVENUE

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

We use our own engineering personnel to assist in projects involving the design and installation of systems and networks, and we also engage third-party service providers to perform warranty maintenance, implementations, asset disposal, and other services. Service revenue is recognized in general over time as we perform the underlying services and satisfy our performance obligations. We evaluate such engagements to determine whether we are the principal or the agent in each transaction. For those transactions in which we do not control the service, we act as an agent and recognize the transaction revenue on a net basis at a point in time when the vendor and customer accept the terms and conditions in the sales arrangement.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the twelve months ended December 31, 2018 and 2017, along with the reportable segment for each category.

	Twelve Months Ended December 31, 2018 (1)
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$299,247	$272,589	138,818	$710,654
Accessories	95,342	214,102	43,696	353,140
Software	134,071	135,420	45,365	314,856
Desktops	108,096	126,643	53,569	288,308
Servers/Storage	111,559	102,209	59,653	273,421
Displays and sound	89,779	109,497	52,760	252,036
Net/Com products	109,702	62,060	52,287	224,049
Other hardware/services	80,122	142,622	60,281	283,025
Total net sales	$1,027,918	$1,165,142	$506,429	$2,699,489
(1)

The Company adopted ASC 606 in 2018 using the modified retrospective approach, which primarily resulted in certain software sales being reported on a net basis where they would have otherwise been reported on a gross basis under the previous revenue recognition guidance. As a result, certain revenue figures reported in the current year may not be comparable with prior-year disclosures.

	Twelve Months Ended December 31, 2017 (1)
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$299,029	213,352	123,908	$636,289
Accessories	86,339	166,898	50,058	303,295
Software	271,805	284,003	103,680	659,488
Desktops	116,931	106,779	98,160	321,870
Servers/Storage	116,770	84,612	56,322	257,704
Displays and sound	90,868	86,398	57,099	234,365
Net/Com products	95,043	63,741	59,359	218,143
Other hardware/services	81,854	126,040	72,835	280,729
Total net sales	$1,158,639	$1,131,823	$621,421	$2,911,883
(1)	Product categories were separated into additional categories in 2018. Certain prior-year balances have been reclassified to conform to 2018 presentation.

Contract Balances

The following table provides information about contract liability from arrangements with customers as of December 31, 2018 and January 1, 2018:

	December 31, 2018	January 1, 2018
Contract liability, which are included in "Accrued expenses and other liabilities"	$2,679	$2,914

Significant changes in the contract liability balances during the year ended December 31, 2018 are as follows (in thousands):

Year Ended
December 31,
Balances at January 1, 2018	$2,914
Cash received in advance and not recognized as revenue	16,279
Amounts recognized as revenue as performance obligations satisfied	(16,514)
Balances at December 31, 2018	$2,679

3.   ACQUISITIONS

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

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

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

Historically, we have performed our annual impairment test of an indefinite-lived domain name and goodwill as of the first day of the calendar year. Beginning in 2018, we performed the test as of November 30.  We assessed the potential impact this change might have on the outcome of the impairment analysis and on the overall consolidated results and determined that the impact, if any, would be immaterial. We made this conclusion based on the following factors: 1) the old and new testing dates are close in proximity, 2) based on historical impairment analyses performed, the goodwill and intangible assets measured do not present a significant risk of impairment, and 3) we do not expect that changing the dates would produce different impairment results.

Goodwill is held by our Large Account and SMB reporting units. The fair value of the domain name and the two reporting units each substantially exceeded the respective carrying value, and accordingly, an impairment was not identified in the annual test. We also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying values of the reporting units or the domain name were in excess of the respective fair values during the year ended December 31, 2018.

To determine the fair value of our reporting units, we considered operating results and future projections, as well as changes in the Company’s overall market capitalization. The significant assumptions used in our discounted cash flow analysis include: projected cash flows and profitability, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Cash flows and profitability assumptions include sales growth, gross margin, and SG&A growth assumptions which are generally based on historical trends. The discount rate used is a "market participant" weighted average cost of capital ("WACC"). For our computation of fair value as of November 30, 2018,  we used a WACC rate of 12.5%, and estimated terminal growth rate at 3.0% and working capital requirements at 9.5% of revenues. The carrying amount of goodwill for the periods presented is detailed below:

Balance at December 31, 2017	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Balance at December 31, 2018	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Intangible Assets

At December 31, 2018, our intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization. In addition, we acquired in 2016 customer relationships from our Softmart and GlobalServe acquisitions, which will be amortized on a straight-line basis over their estimated useful lives of 10 years. Our remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets. Intangible assets and related accumulated amortization are detailed below:

		December 31, 2018			December 31, 2017
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	8	$3,400	$3,364	$36	$3,400	$3,143	$257
Tradename	5	1,190	1,190	—	1,190	1,190	—
Customer relationships	10	12,200	3,122	9,078	12,200	1,882	10,318
Total intangible assets		$16,790	$7,676	$9,114	$16,790	$6,215	$10,575

In 2018, 2017, and 2016, we recorded amortization expense of $1,461, $1,561, and $1,281, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows:

For the Years Ended December 31,
2019	$1,256
2020	1,220
2021	1,220
2022	1,220
2023	1,220
2024 and thereafter	2,978
$9,114

5.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2018	2017
Trade	$401,530	$398,524
Vendor consideration, returns and other	52,560	57,043
Due from employees	107	149
Total gross accounts receivable	454,197	455,716
Allowances for:
Sales returns	(3,397)	(3,308)
Doubtful accounts	(3,102)	(2,726)
Accounts receivable, net	$447,698	$449,682

6.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2018	2017
Computer software, including licenses and internally-developed software	$75,528	$58,320
Furniture and equipment	36,147	33,176
Leasehold improvements	8,102	7,787
Total	119,777	99,283
Accumulated depreciation and amortization	(67,978)	(57,792)
Property and equipment, net	$51,799	$41,491

We recorded depreciation and amortization expense for property and equipment of $12,602, $10,278, and $9,172 in 2018, 2017, and 2016, respectively.

7.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2018	2017
Customer and vendor deposits	$8,880	$7,763
Dividends payable	8,453	9,122
Sales taxes	7,632	5,905
Other	8,875	8,306
Accrued expenses and other liabilities	$33,840	$31,096

8.   BANK BORROWINGS

 We have a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”) (2.51% at December 31, 2018) , plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.50% at December 31, 2018). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. We had no outstanding bank borrowings at December 31, 2018 or 2017, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

9.   STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

Our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at December 31, 2018 or 2017.

Share Repurchase Authorization

In 2001, our Board of Directors authorized the spending of up to $15,000 to repurchase shares of our common stock. In 2014, our Board approved a new share repurchase program authorizing up to an additional $15,000 in share repurchases, for a total authorized repurchase amount of $30,000. We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

In 2018, we repurchased 535 shares for $15,374 under the Board-approved repurchase programs. As of December 31, 2018, we have repurchased an aggregate of 2,217 shares for $27,608 under our Board-approved repurchase programs.

On December 17, 2018, our Board approved a new share repurchase program authorizing up to $25,000 in additional share repurchases. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. We intend to complete the remaining 2001 and 2014 repurchase programs before repurchasing shares under the new program. The timing and amount of any share repurchases will be based on market conditions and other factors. At December 31, 2018, the maximum approximate dollar value of shares that may yet be purchased under Board-authorized programs is $27,392.

Dividend Payments

The following table summarizes our special cash dividends declared in the three years ended December 31, 2018:

	2018	2017	2016
Dividend per share	$0.32	$0.34	$0.34
Stockholder record date	12/28/2018	12/29/2017	12/30/2016
Total dividend	$8,452	$9,122	$9,041
Payment date	1/11/2019	1/12/2018	1/12/2017

The dividends paid in January 2019, 2018 and 2017 were included in accrued expenses and other liabilities at December 31, 2018, 2017 and 2016. We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In 2007, the Board adopted and our stockholders approved the 2007 Stock Incentive Plan. In 2010, the Board adopted and our stockholders approved the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”), which, among other things, extended the term of the 2007 Plan to 2020. In May 2016, our stockholders approved an amendment to the 2007 Plan, which authorized the issuance of 1,700 shares of common stock. Under the terms of the 2007 Plan, we are authorized, for a ten-year period, to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants. As of December 31, 2018, there were 8 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and our stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, our employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period. An aggregate of 1,162 shares of common stock has been reserved for issuance under the Purchase Plan, of which 1,155 shares have been purchased.

Accounting for Share-Based Compensation

We measure the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed. We value grants with multiple vesting periods as a single award, estimate expected forfeitures based upon historical patterns of employee turnover, and record share-based compensation as a component of SG&A expenses. In 2016 and in 2018, we granted nonvested stock units. No equity awards were granted in 2017.

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2018:

	2018	2017	2016
Pre-tax expense for nonvested units	$1,080	$741	$1,049
Tax benefit	(293)	(297)	(420)
Net effect on net income	$787	$444	$629

In 2016 and in 2018, we issued nonvested stock units that settle in stock and vest over periods up to ten years. No awards were issued in 2017. Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of our common stock on the grant date. The following table summarizes our nonvested stock unit activity in 2018:

	Nonvested Stock Units
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2018	288	$21.01
Granted	190	24.90
Vested	(55)	17.94
Nonvested at December 31, 2018	423	23.16

The weighted-average grant-date fair value of nonvested stock units granted in 2018 and 2016 was $24.90 and $24.72, respectively. No awards were granted in 2017. The total fair value of nonvested stock units that vested in 2018, 2017, and 2016 was $1,635, $1,638, and $2,348, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $8,736 as of December 31, 2018, and is expected to be recognized over a weighted-average period of approximately 7.0 years. The aggregate intrinsic value of the nonvested stock units at December 31, 2018, which is calculated based on the positive difference between the fair value of the Company’s stock on December 31, 2018 and the grant price of the underlying awards, was $12,561.

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

	2018	2017	2016
Units issued	—	100	23
Compensation expense	$1,871	$1,429	$1,973

10.   INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$16,643	$21,813	$23,923
State	6,370	4,861	4,913
Total current	23,013	26,674	28,836
Deferred:
Federal	1,087	(5,132)	2,920
State	(28)	1,226	586
Total deferred	1,059	(3,906)	3,506
Net provision	$24,072	$22,768	$32,342

The components of the deferred taxes at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Provisions for doubtful accounts	$825	$724
Inventory costs capitalized for tax purposes	112	127
Inventory valuation reserves	280	275
Sales return reserves	132	129
Deductible expenses, primarily employee-benefit related	319	357
Accrued compensation	2,014	981
Revenue deferral	—	409
Other	1,254	875
Compensation under non-statutory stock option agreements	82	34
State tax loss carryforwards	958	877
Federal benefit for uncertain state tax positions	177	177
Total gross deferred tax assets	6,153	4,965
Less: Valuation allowance	(839)	(745)
Net deferred tax assets	5,314	4,220

Deferred tax liabilities:
Goodwill and other intangibles	(12,850)	(12,516)
Property and equipment	(9,548)	(7,218)
Prepaid expenses	(100)	(182)
Total gross deferred tax liabilities	(22,498)	(19,916)
Net deferred tax liability	$(17,184)	$(15,696)

Current deferred tax assets	$—	$—
Noncurrent deferred tax liability	(17,184)	(15,696)
Net deferred tax liability	$(17,184)	$(15,696)

We have deferred tax assets from state net operating loss carryforwards aggregating $1,213 at December 31, 2018 representing state tax benefits, net of federal taxes, of approximately $958. These loss carryforwards are subject to between five, fifteen, and twenty-year carryforward periods, with $8 expiring after 2019, $6 expiring after 2020, $3 expiring after 2021, $3 expiring after 2022, $3 expiring after 2023,  $1,171 expiring beyond 2023, and $19 with no expiration. We have provided valuation allowances of $839 and $745 at December 31, 2018 and 2017, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that we believe are not likely to be realized. The net change in the total valuation allowance reflects a $94, $260, and $102 increase in 2018, 2017, and 2016, respectively. The valuation allowance was increased in 2018, 2017, and 2016 to offset the corresponding increase to the deferred tax asset associated with state net operating loss carryforwards.

A reconciliation of our 2018, 2017, and 2016 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2018	2017	2016
Federal income taxes, at statutory tax rate	$18,619	$27,169	$28,159
State income taxes, net of federal benefit	5,157	3,843	3,947
Nondeductible expenses	454	(113)	602
Remeasurement of net deferred tax balances	—	(7,815)	—
Other–net	(158)	(316)	(366)
Tax provision	$24,072	$22,768	$32,342

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

We file one consolidated U.S. Federal income tax return that includes all of our subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2014-2017 remain open to examination by the major state taxing jurisdictions in which we file. The tax years 2015-2017 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2018, 2017, and 2016, is as follows:

	2018	2017	2016
Balance at January 1,	$368	$684	$869
Additions on tax positions of prior years	—	—	—
Lapses of applicable statute of limitations	—	(159)	(185)
Settlements	—	(157)	—
Balance at December 31,	$368	$368	$684

We recognize interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual is included as a component of our liability for unrecognized income tax benefits. During the years ended December 31, 2018, 2017, and 2016, we recognized interest and penalties totaling $0, $0, and $62, respectively. At December 31, 2018 and 2017, accrued interest aggregated $481 and accrued penalties aggregated $93. As of December 31, 2018 and 2017, all unrecognized tax benefits and the related interest and penalties, if recognized, would favorably affect our effective tax rate.

We do not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits, expiration of statutes of limitations, or other reasons in the next twelve months.

11.   EMPLOYEE BENEFIT PLAN

We have a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by us in 2018, 2017, or 2016. We made matching contributions to the employee savings element of such plan of $2,538, $2,396, and $2,320  in 2018, 2017, and 2016, respectively.

12.   COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our corporate headquarters and an adjacent office facility from an entity controlled by our principal stockholders. The five-year operating lease for our corporate headquarters ended in November 2018 and the Company is currently in the process of negotiating an amendment to extend the lease term. The operating lease for the adjacent facility ended in July 2018 and the Company is currently in the process of negotiating an amendment to extend the lease term. We also lease several other buildings from our principal stockholders on a month-to-month basis. In addition, we lease offices from unrelated parties with remaining terms of one to ten years.

Future aggregate minimum annual lease payments under these leases at December 31, 2018 are as follows:

Year Ended December 31,	Related Parties	Others	Total
2019	$1,516	$3,519	$5,035
2020	1,407	3,386	4,793
2021	1,253	2,466	3,719
2022	1,253	1,490	2,743
2023	1,149	820	1,969
2024 and thereafter	—	1,395	1,395

Total rent expense aggregated $5,428, $5,225, and $4,753 for the years ended December 31, 2018, 2017, and 2016, respectively, under the terms of the operating leases described above. Such amounts included $1,651, $1,647, and $1,640 in 2018, 2017, and 2016, respectively, paid to related parties.

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

Our operations are organized under three reporting segments—the Business Solutions segment, which serves primarily small- and medium-sized businesses; the Enterprise Solutions segment, which serves primarily medium-to-large corporations; and the Public Sector Solutions segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. We report these charges to the operating segments as “Allocations.” Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

In May 2016, we acquired Softmart. We have included the operating results for Softmart in our Business Solutions and Enterprise Solutions segments beginning on May 27, 2016, the closing date of the acquisition.

In October 2016, we acquired GlobalServe.  We have included the operating results for GlobalServe in our Enterprise Solutions segment beginning on October 11, 2016, the closing date of the acquisition.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to our reportable operating segments for the years ended December 31, 2018, 2017, and 2016 is shown below:

	Years Ended December 31,

	2018	2017	2016
Net sales:
Business Solutions	$1,027,918	$1,158,639	$1,091,182
Enterprise Solutions	1,165,142	1,131,823	1,011,990
Public Sector Solutions	506,429	621,421	589,420
Total net sales	$2,699,489	$2,911,883	$2,692,592
Operating income (loss):
Business Solutions	$40,188	$40,425	$41,596
Enterprise Solutions	61,663	50,163	42,504
Public Sector Solutions	(2,260)	953	8,561
Headquarters/Other	(13,905)	(14,014)	(12,141)
Total operating income	85,686	77,527	80,520
Other income (expense), net	2,978	98	(67)
Income before taxes	$88,664	$77,625	$80,453
Selected operating expense:
Depreciation and amortization:
Business Solutions	$632	$592	$425
Enterprise Solutions	2,318	2,163	1,784
Public Sector Solutions	112	159	160
Headquarters/Other	11,001	8,925	8,084
Total depreciation and amortization	$14,063	$11,839	$10,453
Total assets:
Business Solutions	$274,202	$249,064
Enterprise Solutions	477,296	413,921
Public Sector Solutions	66,000	75,531
Headquarters/Other	(12,143)	9,335
Total assets	$805,355	$747,851

The assets of our operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Goodwill of $66,236 and $7,366 is held by our Enterprise Solutions and Business Solutions segments, respectively, as of December 31, 2018. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment and intercompany balance, net. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $19,019 and $29,731 for the years ended December 31, 2018 and 2017, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These systems serve all of our subsidiaries, to varying degrees, and as a result, our CODM does not evaluate capital expenditures on a segment basis.

Substantially, all of our sales in 2018, 2017, and 2016 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 1% of total net sales in 2018, 2017, and 2016. All of our assets at December 31, 2018 and 2017 were located in the United States. Our primary target customers are SMBs, medium-to-large corporate accounts, and federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. No single customer accounted for more than 3% of total net sales in 2018, 2017, or 2016. While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government were 5.4%, 7.8%, and 7.5% in 2018, 2017, and 2016, respectively.

14.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2018 and 2017. This information has been prepared on the same basis as the annual financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Net sales	$624,895	$706,570	$658,504	$709,520
Cost of sales	528,523	599,102	558,060	602,718
Gross profit	96,372	107,468	100,444	106,802
Selling, general and administrative expenses	80,900	82,521	81,494	79,518
Restructuring and other charges	—	—	—	967
Income from operations	15,472	24,947	18,950	26,317
Other income, net	116	182	114	2,566
Income before taxes	15,588	25,129	19,064	28,883
Income tax provision	(4,288)	(6,903)	(5,298)	(7,583)
Net income	$11,300	$18,226	$13,766	$21,300
Earnings per common share:
Basic	$0.42	$0.68	$0.52	$0.80
Diluted	$0.42	$0.68	$0.51	$0.80
Weighted average common shares outstanding:
Basic	26,835	26,685	26,716	26,632
Diluted	26,916	26,820	26,902	26,766

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017 (1)	2017	2017 (1)
Net sales	$670,594	$749,792	$729,230	$762,267
Cost of sales	583,861	650,122	633,087	662,737
Gross profit	86,733	99,670	96,143	99,530
Selling, general and administrative expenses	75,281	76,289	74,404	74,939
Restructuring and other charges	—	941	—	2,695
Income from operations	11,452	22,440	21,739	21,896
Interest income (expense), net	19	9	(8)	78
Income before taxes	11,471	22,449	21,731	21,974
Income tax provision	(4,039)	(8,864)	(8,614)	(1,251)
Net income	$7,432	$13,585	$13,117	$20,723
Earnings per common share:
Basic	$0.28	$0.51	$0.49	$0.77
Diluted	$0.28	$0.51	$0.49	$0.77
Weighted average common shares outstanding:
Basic	26,697	26,761	26,802	26,822
Diluted	26,866	26,893	26,899	26,907

(1)	Certain prior year amounts have been reclassified to conform to 2018 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2016	$3,235	32,909	(32,435)	$3,709
Year Ended December 31, 2017	$3,709	32,399	(32,800)	$3,308
Year Ended December 31, 2018	$3,308	28,504	(28,415)	$3,397

Allowance for Doubtful Accounts
Year Ended December 31, 2016	$2,219	360	(269)	$2,310
Year Ended December 31, 2017	$2,310	1,658	(1,242)	$2,726
Year Ended December 31, 2018	$2,726	1,680	(1,304)	$3,102

S-1