Form 10-Q
period 2019-03-31
PC CONNECTION INC
filed 2019-05-02
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2019

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

YES  ☐    NO  ☑

Securities registered pursuant to Section 12(b) of the Act:

C
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNXN	Nasdaq Global Select Market

The number of shares outstanding of the issuer’s common stock as of April 29, 2019 was 26,359,259.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$93,470	$91,703
Accounts receivable, net	433,948	447,698
Inventories, net	137,665	119,195
Income taxes receivable	—	922
Prepaid expenses and other current assets	7,261	9,661
Total current assets	672,344	669,179
Property and equipment, net	55,438	51,799
Right-of-use assets, net	16,750	—
Goodwill	73,602	73,602
Intangibles assets, net	9,223	9,564
Other assets	1,092	1,211
Total Assets	$828,449	$805,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$204,196	$201,640
Accrued payroll	18,066	24,319
Accrued expenses and other liabilities	36,619	33,840
Total current liabilities	258,881	259,799
Deferred income taxes	17,184	17,184
Operating lease liability	13,215	—
Other liabilities	1,577	2,469
Total Liabilities	290,857	279,452
Stockholders’ Equity:
Common stock	288	288
Additional paid-in capital	116,098	115,842
Retained earnings	453,737	441,010
Treasury stock, at cost	(32,531)	(31,237)
Total Stockholders’ Equity	537,592	525,903
Total Liabilities and Stockholders’ Equity	$828,449	$805,355

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$632,921	$624,895
Cost of sales	533,574	528,523
Gross profit	99,347	96,372
Selling, general and administrative expenses	81,235	80,900
Restructuring and other charges	703	—
Income from operations	17,409	15,472
Interest income, net	198	116
Income before taxes	17,607	15,588
Income tax provision	(4,880)	(4,288)
Net income	$12,727	$11,300

Earnings per common share:
Basic	$0.48	$0.42
Diluted	$0.48	$0.42

Shares used in computation of earnings per common share:
Basic	26,359	26,835
Diluted	26,525	26,916

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
For the Three-Month Period Ended March 31, 2018:
Balance at December 31, 2017	28,709	$ 287	$ 114,154	$ 383,673	(1,856)	$ (15,862)	$ 482,252
Cumulative effect of adoption of ASC 606	—	—	—	1,197	—	—	1,197
Stock-based compensation expense	—	—	207	—	—	—	207
Repurchase of common stock for treasury	—	—	—	—	(116)	(2,997)	(2,997)
Net income	—	—	—	11,300	—	—	11,300
Balance at March 31, 2018	28,709	$ 287	$ 114,361	$ 396,170	(1,972)	$ (18,859)	$ 491,959

For the Three-Month Period Ended March 31, 2019:
Balance at December 31, 2018	28,787	$ 288	$ 115,842	$ 441,010	(2,391)	$ (31,237)	$ 525,903
Stock-based compensation expense	—	—	269	—	—	—	269
Restricted stock units vested	3	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	(13)	—	─	─	(13)
Repurchase of common stock for treasury	—	—	—	—	(43)	(1,294)	(1,294)
Net income	—	—	—	12,727	—	—	12,727
Balance at March 31, 2019	28,790	$ 288	$ 116,098	$ 453,737	(2,434)	$ (32,531)	$ 537,592

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows provided by Operating Activities:
Net income	$12,727	$11,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,709	3,300
Provision for doubtful accounts	256	417
Stock-based compensation expense	269	207
Deferred income taxes	—	429
Changes in assets and liabilities:
Accounts receivable	13,494	57,389
Inventories	(18,470)	10,302
Prepaid expenses, income tax receivables and other current assets	3,322	2,721
Other non-current assets	119	(1,880)
Accounts payable	2,121	(42,521)
Accrued expenses and other liabilities	551	(4,420)
Net cash provided by operating activities	18,098	37,244
Cash Flows used in Investing Activities:
Purchases of equipment	(6,572)	(5,007)
Net cash used in investing activities	(6,572)	(5,007)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	—	859
Purchase of treasury shares	(1,294)	(2,997)
Dividend payment	(8,452)	(9,122)
Issuance of stock under Employee Stock Purchase Plan	(13)	—
Net cash used in financing activities	(9,759)	(11,260)
Increase in cash and cash equivalents	1,767	20,977
Cash and cash equivalents, beginning of period	91,703	49,990
Cash and cash equivalents, end of period	$93,470	$70,967

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$1,987	$1,140
Supplemental Cash Flow Information:
Income taxes paid	$291	$320

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”), other than the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) using a modified retrospective approach as of January 1, 2018, as discussed below. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2019 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2019.

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

Restructuring and other charges

Three months ended March 31,
2019
Employee separations	$553
Lease termination costs	150
Total restructuring and other charges	$703

The restructuring and other charges recorded in the first quarter of 2019 were related to a reduction in workforce in our Headquarters/Other group and included cash severance payments and other related benefits. These costs will be paid within a year of termination and are included in accrued expenses at March 31, 2019. Also included were exit costs incurred associated with the closing of one of our office facilities. There were no restructuring and other charges recorded in the first quarter of 2018.

All planned restructuring and other charges were incurred as of March 31, 2019 and we have no ongoing restructuring plans.

Adoption of Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASC 842 - Leases, which amended the accounting standards for leases. The core principle of the guidance is that an entity should establish a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months.

The Company adopted ASC 842 effective January 1, 2019 using a modified retrospective transition approach to each lease that existed as of the adoption date and any leases entered into after that date. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company also elected the hindsight practical expedient, which allows it to use hindsight in determining the lease term. The adoption did not result in a cumulative adjustment to opening equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In assessing the impact of the adoption, the Company elected to apply the short-team lease exception to any leases with contractual obligations of one year or less. These leases will continue to be treated as operating leases in accordance with the new accounting standard. Consequently, the adoption resulted in the capitalization of a number of the Company’s office leases, for which it recognized a lease liability of $18,835, which was based on the present value of the future payments for these leases. The Company recorded a corresponding right-of-use asset of $18,723, which was adjusted for $114 of remaining unamortized lease incentives as of December 31, 2018. Only those components that were considered integral to the right to use an underlying asset were considered lease components when determining the amounts to capitalize. In accordance with ASC 842, the discount rates used in the present value calculations for each lease should be the rates implicit in the lease, if readily available. Since none of the lease agreements contain explicit discount rates, the Company utilized estimated rates that it would have incurred to borrow, over a similar term, the funds necessary to purchase the respective leased asset with cash. The remaining contractual term for these leases as of January 1, 2019 ranged from 20 to 197 months. Options to renew were considered in determining the present value of the future lease payments in the event the Company believed it was reasonably certain it will assert its respective options to renew.

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset as of March 31, 2019 was $5,998 and a corresponding lease liability of $5,675 associated with related party leases.

As of March 31, 2019, the Company had no leases that were classified as financing leases and there were no additional operating or financing leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases:

	Three months ended March 31, 2019
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$379	$831	$1,210
Short-term lease cost	41	2	43
Total lease cost	$420	$833	$1,253

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$379	$884	$1,263

Weighted-average remaining lease term (in years):
Capitalized operating leases	4.59	10.55	8.64

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.92%	3.92%

As of March 31, 2019, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2019, excluding the three months ended March 31, 2019	$1,137	$2,534	$3,671
2020	1,385	3,379	4,764
2021	1,253	2,481	3,734
2022	1,253	1,484	2,737
2023	1,149	1,034	2,183
2024	—	1,043	1,043
Thereafter	—	583	583
	$6,177	$12,538	$18,715

Imputed interest			(964)
Lease liability balance at March 31, 2019			$17,751

Future aggregate minimum annual lease payments as of December 31, 2018 reported in our 2018 Form 10-K under the previous lease accounting standard were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2019	$1,516	$3,519	$5,035
2020	1,407	3,386	4,793
2021	1,253	2,466	3,719
2022	1,253	1,490	2,743
2023	1,149	820	1,969
2024 and thereafter	—	1,395	1,395
	$6,578	$13,076	$19,654

As of March 31, 2019, the ROU asset had a net balance of $16,750. The long-term lease liability was $13,215 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $4,536.

Recently Issued Financial Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning January 1, 2020 for both interim and annual reporting periods. The Company expects to adopt this new standard in 2019 when it performs its annual goodwill impairment test in the fourth quarter. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 2–Revenue

We disaggregate revenue from our arrangements with customers by type of products and services, as we believe this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2019 and 2018, along with the reportable segment for each category.

	Three Months Ended March 31, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$80,935	$66,565	$27,375	$174,875
Desktops	26,784	35,969	10,887	73,640
Software	34,688	27,776	9,272	71,736
Servers/Storage	25,717	17,425	12,416	55,558
Net/Com Products	22,239	14,628	10,144	47,011
Displays and Sound	20,332	26,935	9,879	57,146
Accessories	22,053	56,515	9,645	88,213
Other Hardware/Services	20,184	29,822	14,736	64,742
Total net sales	$252,932	$275,635	$104,354	$632,921

	Three Months Ended March 31, 2018 (1)
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$71,729	$63,438	$23,898	$159,065
Desktops	28,291	31,226	10,074	69,591
Software	34,424	28,441	6,863	69,728
Servers/Storage	31,501	24,543	17,139	73,183
Net/Com Products	27,026	12,368	12,758	52,152
Displays and Sound	23,310	22,005	9,471	54,786
Accessories	25,017	38,969	9,822	73,808
Other Hardware/Services	21,980	36,254	14,348	72,582
Total net sales	$263,278	$257,244	$104,373	$624,895

(1)	Product categories were separated into additional categories in 2019. Certain prior-year balances have been classified to conform with the new presentation.

Contract Balances

The following table provides information about contract liability from arrangements with customers as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Contract liability, which are included in "Accrued expenses and other liabilities"	$4,692	$2,679

Changes in the contract liability balances during the three months ended March 31, 2019 are as follows (in thousands):

Three Months Ended
March 31,
Balances at December 31, 2018	$2,679
Cash received in advance and not recognized as revenue	4,657
Amounts recognized as revenue as performance obligations satisfied	(2,644)
Balances at March 31, 2019	$4,692

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31 ,
	2019	2018
Numerator:
Net income	$12,727	$11,300
Denominator:
Denominator for basic earnings per share	26,359	26,835
Dilutive effect of unvested employee stock awards	166	81
Denominator for diluted earnings per share	26,525	26,916
Earnings per share:
Basic	$0.48	$0.42
Diluted	$0.48	$0.42

For the three months ended March 31, 2019 and 2018, we had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

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

Segment information applicable to our reportable operating segments for the three months ended March 31, 2019 and 2018 is shown below:

	Three Months Ended March 31 ,
	2019	2018
Net sales:
Business Solutions	$252,932	$263,278
Enterprise Solutions	275,635	257,244
Public Sector Solutions	104,354	104,373
Total net sales	$632,921	$624,895
Operating income (loss):
Business Solutions	$8,765	$9,482
Enterprise Solutions	15,473	12,678
Public Sector Solutions	(3,066)	(3,125)
Headquarters/Other	(3,763)	(3,563)
Total operating income	17,409	15,472
Interest income, net	198	116
Income before taxes	$17,607	$15,588
Selected operating expense:
Depreciation and amortization:
Business Solutions	$150	$174
Enterprise Solutions	639	482
Public Sector Solutions	21	34
Headquarters/Other	2,899	2,610
Total depreciation and amortization	$3,709	$3,300
Total assets:
Business Solutions	$280,889	$255,230
Enterprise Solutions	484,497	406,303
Public Sector Solutions	55,536	52,709
Headquarters/Other	7,527	(10,672)
Total assets	$828,449	$703,570

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, right-of-use assets, and intercompany balance, net. As of March 31, 2019 and 2018, total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $11,201 and $10,431, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 6–Bank Credit Facility

We have a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank

Offered Rate (“LIBOR”) (2.49% at March 31, 2019) , plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.50% at March 31, 2019). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. We had no outstanding bank borrowings at March 31, 2019 or 2018, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We therefore caution you against undue reliance on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality. In October 2017, we began a two-year initiative to upgrade our IT infrastructure for which we expect our related capital investments to range from $3.0 to $4.0 million over the next three to six months, when we expect to have completed the initiative.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Net sales (in millions)	$632.9	$624.9
Gross margin	15.7%	15.4%
Selling, general and administrative expenses	12.8%	12.9%
Income from operations	2.8%	2.5%

Net sales of $632.9 million for the first quarter of 2019 reflected an increase of $8.0 million compared to the first quarter of 2018, which was driven primarily by growth in our Enterprise Solutions selling segment. Our investments in advance solution sales led to increased sales of mobility and software products, though we experienced downward pressure on net sales growth because a greater portion of our software sales were recognized on a net basis in the current quarter. Gross profit dollars increased year-over-year by $3.0 million due to higher invoice selling margins realized on advanced solution sales and increased sales of software products. SG&A expenses increased by $0.3 million, but decreased as a percentage of net sales. Operating income in the first quarter of 2019 increased year-over-year both in dollars and as a percentage of net sales by $1.9 million and 30 basis points, respectively, primarily as a result of increased net sales and lower SG&A expenses as a percentage of net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended
	March 31,
	2019	2018 (1)
Sales Segment
Enterprise Solutions	44%	41%
Business Solutions	40	42
Public Sector Solutions	16	17
Total	100%	100%

Product Mix
Notebooks/Mobility	28%	26%
Desktops	12	11
Software	11	11
Servers/Storage	9	12
Net/Com Products	7	8
Displays and Sound	9	9
Accessories	14	12
Other Hardware/Services	10	11
Total	100%	100%

(1)	Product categories were separated into additional categories in 2019. Certain prior-year balances have been classified to conform with the new presentation.

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Sales Segment
Enterprise Solutions	14.9%	14.3%
Business Solutions	17.8	17.6
Public Sector Solutions	12.6	12.9
Total	15.7%	15.4%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended
	March 31,
($ in millions)	2019	2018
Personnel costs	$61.0	$62.7
Advertising	4.6	3.8
Facilities operations	4.8	4.1
Professional fees	2.5	2.4
Credit card fees	1.5	1.7
Depreciation and amortization	3.7	3.3
Other	3.1	2.9
Total SG&A expense	$81.2	$80.9
Percentage of net sales	12.8%	12.9%

Restructuring and other charges

In the first quarter of 2019, we undertook a number of actions at our Headquarters/Other group to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and related costs of $0.7 million in the first quarter of 2019. There were no restructuring and other charges recorded in the first quarter of 2018.

Year-Over-Year Comparisons

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Changes in net sales and gross profit by segment are shown in the following table:

	Three Months Ended March 31,
	2019		2018
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Enterprise Solutions	$275.6	43.5%	$257.2	41.2%	7.2%
Business Solutions	252.9	40.0	263.3	42.1	(3.9)
Public Sector Solutions	104.4	16.5	104.4	16.7	—
Total	$632.9	100.0%	$624.9	100.0%	1.3%
Gross Profit:
Enterprise Solutions	$41.2	14.9%	$36.7	14.3%	12.3%
Business Solutions	45.0	17.8	46.2	17.6	(2.6)
Public Sector Solutions	13.1	12.5	13.5	12.9	(3.0)
Total	$99.3	15.7%	$96.4	15.4%	3.0%

Net sales increased in the first quarter of 2019 compared to the first quarter of 2018, as explained below:

•

Net sales of $275.6 million for the Enterprise Solutions segment reflect an increase of $18.4 million year-over-year due to increases in net sales of mobility products, desktop products, and other accessories of $3.1 million, $4.7 million, and $17.5 million, respectively. The growth was partially offset by a decrease in net sales of server/storage products of $7.1 million. These fluxes were primarily driven by the timing of large product rollouts.

•

Net sales of $252.9 million for the Business Solutions segment reflect a decrease of $10.4 million. Net sales were negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. Though we experienced strong growth in cloud-

based and security software sales, revenues from these products are recognized on a net basis, resulting in a smaller contribution to net sales.

•

Net sales of $104.4 million for the Public Sector Solutions were relatively flat compared with the same period a year ago. Net sales of notebooks/mobility, software, and desktop products grew $3.5 million, $2.4 million, and $0.8 million, respectively. These increases in the current period were offset by lower net sales of server/storage and net/com products of $4.7 million and $2.6 million, respectively.

Gross profit for the first quarter of 2019 increased year-over-year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Enterprise Solutions segment increased primarily due to higher invoice selling margins of 82 basis points driven primarily by an increase in software sales reported on a net basis. This increase was partially offset by a decrease in agency fees of 3 basis points.

•

Gross profit for the Business Solutions segment decreased primarily as a result of lower net sales and a shift in product mix in the current period. The decrease was partially offset by higher invoice selling margins of 16 basis points driven primarily by an increase in software sales reported on a net basis. We also receive agency fees from vendors for certain software and hardware sales. Agency fees are recorded as revenue with no corresponding cost of goods sold, and accordingly such fees have a positive impact on gross margin. Agency fees from enterprise software agreements increased year-over-year by $0.7 million, or 32 basis points.

•

Gross profit for the Public Sector Solutions segment decreased slightly in conjunction with flat net sales. Invoice selling margins decreased by 27 basis points due to a shift in both client and product mix, which included increased sales of lower-margin products.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the first quarter of 2019 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below:

	Three Months Ended March 31,
	2019		2018
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$25.7	9.3%	$24.0	9.3%	7.1%
Business Solutions	36.2	14.3	36.8	14.0	(1.6)
Public Sector Solutions	16.2	15.5	16.6	15.9	(2.4)
Headquarters/Other, unallocated	3.1		3.5		(11.4)
Total	$81.2	12.8%	$80.9	12.9%	0.4%

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and remained flat as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to an increase of $0.6 million of incremental personnel costs, including variable compensation associated with higher gross profit, an increase of $0.3 million in advertising expenses, and a $0.6 million increase in the usage of Headquarters services. SG&A expenses as a percentage of net sales was 9.3% for the Enterprise Solutions segment in the first quarter of 2019 and 2018.

•

SG&A expenses for the Business Solutions segment decreased in dollars, but increased as a percentage of net sales. The year-over year decrease in SG&A dollars was primarily driven by a $1.5 million decrease in personnel costs, and was partially offset by an increase in usage of Headquarter services of $0.8 million. SG&A expenses as a percentage of net sales was 14.3% for the Business Solutions segment, which reflects an increase of 30 basis points resulting primarily from the lower net sales reported in Q1 2019.

•

SG&A expenses for the Public Sector Solutions segment decreased both in dollars and as a percentage of net sales. The year-over-year decrease in SG&A dollars was primarily driven by a $0.3 million decrease in personnel expenses, including variable compensation, and $0.1 million of decreased professional fees. SG&A expenses as a percentage of net sales was 15.5% for the Public Sector segment, which reflects a decrease of 40 basis points compared to the prior period, resulting from flat net sales and lower SG&A expenses in the current period.

•

SG&A expenses for the Headquarters/Other group decreased due to a decrease in unallocated executive oversight costs. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown above represent the remaining unallocated costs.

Restructuring and other charges incurred in the first quarter of 2019 were $0.7 million related to a reduction in workforce in our Headquarters/Other group, and included cash severance payments and other related benefits. Also included were costs incurred related to the closing of one of our office facilities. There were no such charges incurred in the first quarter of 2018.

Income from operations for the first quarter of 2019 increased to $17.4 million, compared to $15.5 million for the first quarter of 2018, primarily due to the increase in net sales year-over-year. Income from operations as a percentage of net sales was 2.8% for the first quarter of 2019, compared to 2.5% of net sales for the prior year quarter, primarily as a result of the growth rate in net sales exceeding the growth rate in SG&A expenses.

Our effective tax rate was 27.7% for the first quarter of 2019, compared to 27.5% for the first quarter of 2018. We expect our corporate income tax rate for 2019 to range from 27% to 29% and to vary based on fluctuations in state tax levels for certain subsidiaries, valuation reserves, and accounting for uncertain tax positions.

Net income for the first quarter of 2019 increased to $12.7 million, compared to $11.3 million for the first quarter of 2018, primarily due to higher gross profit and operating expense management in the first quarter of 2019, as compared to the first quarter of 2018.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, special dividend payments, repurchases of common stock for treasury, and as opportunities arise, acquisitions of businesses.

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality. In October 2017, we began a two-year initiative to upgrade our IT infrastructure, and we expect the remaining capital investments related to this project to range from $3.0 to $4.0 million over the three to six months, when we expect to have completed the initiative.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our bank line of credit, as follows:

•	Cash on Hand. At March 31, 2019, we had $93.5 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of March 31, 2019, we had no borrowings under our $50.0 million bank line of credit, which is available until February 10, 2022. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended
($ in millions)	2019	2018
Net cash provided by operating activities	$18.1	$37.2
Net cash used in investing activities	(6.6)	(5.0)
Net cash used in financing activities	(9.7)	(11.2)
Increase in cash and cash equivalents	$1.8	$21.0

Cash provided by operating activities was $18.1 million in the three months ended March 31, 2019. Cash flow provided by operations in the three months ended March 31, 2019 resulted primarily from net income before depreciation and amortization, a decrease in accounts receivable, an increase accounts payable, and a decrease in prepaid expenses. These factors that contributed to the positive inflow of cash from operating activities were partially offset by an increase in inventory. Accounts receivable decreased by $13.8 million from the prior year-end balance. Days sales outstanding increased to 55 days at March 31, 2019, compared to 53 days at March 31, 2018. Inventory increased from the prior year-end balance by $18.5 million due to higher levels of inventory on-hand related to future backlog and an increase in shipments in transit but not received by our customers as of March 31, 2019 compared to December 31, 2018. Inventory turns decreased to 17 for the first quarter of 2019 compared to 23 turns for the prior year quarter.

Cash used in investing activities in the three months ended March 31, 2019 represented $6.6 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure, compared to $5.0 million of purchases of property and equipment in the prior year.

Cash used in financing activities in the three months ended March 31, 2019 consisted primarily of a $8.5 million payment of a special $0.32 per share dividend and $1.3 million for the purchase of treasury shares. Whereas in the prior year period, financing activities primarily represented a $9.1 million payment of a special $0.34 per share dividend and $3.0 million for the purchase of treasury shares, partially offset by $0.9 million of proceeds from short-term borrowings.

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

Credit Facility.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million. Amounts outstanding under the facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.50% at March 31, 2019). The one-month LIBOR rate at March 31, 2019 was 2.49%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” At March 31,  2019, $50.0 million was available for borrowing under the facility.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current.

Operating Leases. We lease facilities from our principal stockholders and facilities and equipment from third parties under non-cancelable operating leases. On January 1, 2019, we adopted ASC 842, which replaces existing lease accounting rules with a requirement to establish a right-of-use (ROU) asset model. As a result of the adoption, we recorded a ROU asset and a lease liability on the balance sheet for leases with terms longer than twelve months as of the date of transition. Refer to the Adoption of Recently Issued Accounting Standards section within Note 1 to the consolidated financial statements for more information.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2018 have not materially changed since the report was filed.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Credit Facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial covenants:

•

Our funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by our consolidated Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the first quarter of 2019 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2019. Future decreases in our consolidated Adjusted EBITDA, could limit our potential borrowings under the credit facility.

•

Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $419.3 million at March  31, 2019, whereas our consolidated stockholders’ equity at that date was $537.6 million.

Capital Markets. Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the information technology industry, our financial performance and stock price, and the state of the capital markets.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. No material changes have occurred in our market risks since December 31, 2018.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2019, we changed existing controls to ensure we adequately implemented the new accounting standard related to lease accounting effective January 1, 2019. The modified and new controls were designed to ensure we sufficiently evaluated our lease contracts and properly assessed the impact of the new accounting standard on our financial statements and related disclosures.

PART II - OTHER INFORMATION

Item 1A - Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial position, and results of operations. We did not identify any additional risks in the current period that are not included in our Annual Report. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
January 1 - January 31, 2019	42,537	$30.44	42,537	$26,098
February 1 - February 28, 2019	—	$—	—	$26,098
March 1 - March 31, 2019	—	$—	—	$26,098
Total	42,537	$30.44	42,537

(1)

In December 2018, our Board of Directors announced a new share repurchase program of our common stock authorizing up to an additional $25 million in share repurchases to be added to our existing publicly-announced share repurchase programs. Prior to that, our Board had previously authorized the spending of up to $30.0 million in aggregate, under which the remaining authorized amount is approximately $1.0 million. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions.

(2)	We have repurchased approximately 2.3 million shares of our common stock for approximately $29 million pursuant to Board-approved programs.

Item 6 - Exhibits

Exhibit Number		Description
10.1	*	Employment Agreement, dated March 1, 2019, between the Registrant and Thomas Baker.
10.2	*	Letter Agreement, dated February 28, 2019, between the Registrant and Stephen Sarno.
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*		Filed herewith.
**		Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and March 31, 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity at March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	May 2, 2019	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	May 2, 2019	By:	/s/ THOMAS BAKER
Thomas Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)