Form 10-Q
period 2019-06-30
PC CONNECTION INC
filed 2019-08-01
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2019

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of July 29, 2019 was 26,318,073.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$69,739	$91,703
Accounts receivable, net	500,912	447,698
Inventories, net	175,904	119,195
Income taxes receivable	56	922
Prepaid expenses and other current assets	7,054	9,661
Total current assets	753,665	669,179
Property and equipment, net	59,468	51,799
Right-of-use assets, net	15,169	—
Goodwill	73,602	73,602
Intangibles assets, net	8,918	9,564
Other assets	980	1,211
Total Assets	$911,802	$805,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$260,162	$201,640
Accrued payroll	26,037	24,319
Accrued expenses and other liabilities	35,036	33,840
Total current liabilities	321,235	259,799
Deferred income taxes	17,194	17,184
Operating lease liability	11,727	—
Other liabilities	1,479	2,469
Total Liabilities	351,635	279,452
Stockholders’ Equity:
Common stock	288	288
Additional paid-in capital	117,212	115,842
Retained earnings	477,405	441,010
Treasury stock, at cost	(34,738)	(31,237)
Total Stockholders’ Equity	560,167	525,903
Total Liabilities and Stockholders’ Equity	$911,802	$805,355

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$741,076	$706,570	$1,373,997	$1,331,465
Cost of sales	624,089	599,102	1,157,663	1,127,625
Gross profit	116,987	107,468	216,334	203,840
Selling, general and administrative expenses	84,664	82,521	165,899	163,421
Restructuring and other charges	—	—	703	—
Income from operations	32,323	24,947	49,732	40,419
Interest income, net	184	182	382	298
Income before taxes	32,507	25,129	50,114	40,717
Income tax provision	(8,839)	(6,903)	(13,719)	(11,191)
Net income	$23,668	$18,226	$36,395	$29,526

Earnings per common share:
Basic	$0.90	$0.68	$1.38	$1.10
Diluted	$0.89	$0.68	$1.37	$1.10

Shares used in computation of earnings per common share:
Basic	26,337	26,685	26,348	26,760
Diluted	26,494	26,820	26,506	26,868

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
For the Three- and Six-Month Periods Ended June 30, 2018:
Balance at December 31, 2017	28,709	$287	$114,154	$383,673	(1,856)	$(15,862)	$482,252
Cumulative effect of adoption of ASC 606	—	—	—	1,197	—	—	1,197
Stock-based compensation expense	—	—	207	—	—	—	207
Repurchase of common stock for treasury	—	—	—	—	(116)	(2,997)	(2,997)
Net income	—	—	—	11,300	—	—	11,300
Balance at March 31, 2018	28,709	287	114,361	396,170	(1,972)	(18,859)	491,959
Stock-based compensation expense	—	—	258	—	—	—	258
Repurchase of common stock for treasury	—	—	—	—	(54)	(1,387)	(1,387)
Issuance of common stock under Employee Stock Purchase Plan	19	—	605	—	—	—	605
Net income	—	—	—	18,226	—	—	18,226
Balance at June 30, 2018	28,728	$287	$115,224	$414,396	(2,026)	$(20,246)	$509,661

For the Three- and Six-Month Periods Ended June 30, 2019:
Balance at December 31, 2018	28,787	$288	$115,842	$441,010	(2,391)	$(31,237)	$525,903
Stock-based compensation expense	—	—	269	—	—	—	269
Restricted stock units vested	3	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	(13)	—	─	─	(13)
Repurchase of common stock for treasury	—	—	—	—	(43)	(1,294)	(1,294)
Net income	—	—	—	12,727	—	—	12,727
Balance at March 31, 2019	28,790	288	116,098	453,737	(2,434)	(32,531)	537,592
Stock-based compensation expense	—	—	564	—	—	—	564
Restricted stock units vested	9	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	19	—	622	—	─	─	622
Shares withheld for taxes paid on stock awards	—	—	(72)	—	—	—	(72)
Repurchase of common stock for treasury	—	—	—	—	(66)	(2,207)	(2,207)
Net income	—	—	—	23,668	—	—	23,668
Balance at June 30, 2019	28,818	$288	$117,212	$477,405	(2,500)	$(34,738)	$560,167

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows provided by Operating Activities:
Net income	$36,395	$29,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,077	6,729
Provision for doubtful accounts	(346)	694
Stock-based compensation expense	833	465
Deferred income taxes	10	429
Loss on disposal of fixed assets	118	—
Changes in assets and liabilities:
Accounts receivable	(52,868)	1,452
Inventories	(56,709)	(11,565)
Prepaid expenses, income tax receivables and other current assets	3,473	2,326
Other non-current assets	231	(1,997)
Accounts payable	58,181	6,163
Accrued expenses and other liabilities	6,934	7,296
Net cash provided by operating activities	3,329	41,518
Cash Flows used in Investing Activities:
Purchases of equipment	(13,877)	(9,927)
Net cash used in investing activities	(13,877)	(9,927)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	—	859
Repayment of short-term borrowings	—	(859)
Purchase of treasury shares	(3,501)	(4,384)
Dividend payment	(8,452)	(9,122)
Issuance of stock under Employee Stock Purchase Plan	609	605
Payment of payroll taxes on stock-based compensation through shares withheld	(72)	—
Net cash used in financing activities	(11,416)	(12,901)
(Decrease) increase in cash and cash equivalents	(21,964)	18,690
Cash and cash equivalents, beginning of period	91,703	49,990
Cash and cash equivalents, end of period	$69,739	$68,680

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$2,081	$1,281
Supplemental Cash Flow Information:
Income taxes paid	$11,962	$8,309

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2019 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2019.

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

Six months ended June 30,
2019
Employee separations	$553
Lease termination costs	150
Total restructuring and other charges	$703

The restructuring and other charges were recorded in the first quarter of 2019 and were related to a reduction in workforce in our Headquarters/Other group and included cash severance and other related benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses at June 30, 2019. Also included were exit costs incurred associated with the closing of one of our office facilities.

All planned restructuring and other charges were incurred as of March 31, 2019 and we have no ongoing restructuring plans. There were no restructuring and other charges recorded during the six months ended June 30, 2018.

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

In assessing the impact of the adoption, the Company elected to apply the short-team lease exception to any leases with contractual obligations of one year or less. These leases will continue to be treated as operating leases in accordance with the new accounting standard. Consequently, the adoption resulted in the capitalization of a number of the Company’s office leases as of January 1, 2019, for which it recognized a lease liability of $18,835, which was based on the present value of the future payments for these leases. The Company recorded a corresponding right-of-use asset of $18,723, which was adjusted for $114 of remaining unamortized lease incentives as of December 31, 2018. Only those components that were considered integral to the right to use an underlying asset were considered lease components when determining the amounts to capitalize. In accordance with ASC 842, the discount rates used in the present value calculations for each lease should be the rates implicit in the lease, if readily available. Since none of the lease agreements contain explicit discount rates, the Company utilized estimated rates that it would have incurred to borrow, over a similar term, the funds necessary to purchase the respective leased asset with cash. The remaining contractual term for these leases as of January 1, 2019 ranged from 20 to 197 months. Options to renew were considered in determining the present value of the future lease payments in the event the Company believed it was reasonably certain it will assert its respective options to renew.

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset as of June 30, 2019 was $5,998 and a corresponding lease liability of $5,350 associated with related party leases.

During the second quarter of 2019, the Company closed one of its office facilities, resulting in the disposal of the net ROU lease asset of $575. The corresponding lease liability of $596 was also removed, which resulted in a $21 gain on disposal. As of June 30, 2019, the Company had no leases that were classified as financing leases and there were no additional operating or financing leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases:

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$379	$792	$1,171	$758	$1,623	$2,381
Short-term lease cost	41	2	43	82	4	86
Total lease cost	$420	$794	$1,214	$840	$1,627	$2,467

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$379	$870	$1,249	$758	$1,754	$2,512

Weighted-average remaining lease term (in years):
Capitalized operating leases				4.35	10.69	8.58

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

As of June 30, 2019, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2019, excluding the six months ended June 30, 2019	$758	$1,667	$2,425
2020	1,385	3,382	4,767
2021	1,253	2,482	3,735
2022	1,253	1,484	2,737
2023	1,149	1,034	2,183
2024	—	1,043	1,043
Thereafter	—	583	583
	$5,798	$11,675	$17,473

Imputed interest			(1,383)
Lease liability balance at June 30, 2019			$16,090

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

As of June 30, 2019, the ROU asset had a net balance of $15,169. The long-term lease liability was $11,727 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $4,363.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which adds an impairment model for financial instruments, including trade receivables, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected losses, which is expected to result in more timely recognition of such losses. The new standard is effective for fiscal years beginning after December 15, 2019 for both interim and annual reporting periods. The Company is currently evaluating the requirements of this ASU and has not yet determined the impact on its consolidated financial results.

Note 2–Revenue

We disaggregate revenue from our arrangements with customers by type of products and services, as we believe this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended June 30, 2019 and 2018, along with the reportable segment for each category.

	Three Months Ended June 30, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$80,422	$96,842	$34,691	$211,955
Desktops	34,787	39,277	18,688	92,752
Software	39,259	35,739	20,885	95,883
Servers/Storage	29,383	14,737	20,157	64,277
Net/Com Products	23,367	12,572	15,079	51,018
Displays and Sound	20,866	26,236	14,291	61,393
Accessories	23,677	59,540	10,922	94,139
Other Hardware/Services	19,291	33,096	17,272	69,659
Total net sales	$271,052	$318,039	$151,985	$741,076

	Three Months Ended June 30, 2018 (1)
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$81,999	$68,545	$35,261	$185,805
Desktops	28,399	30,006	18,762	77,167
Software	38,375	37,363	11,043	86,781
Servers/Storage	27,303	24,295	16,499	68,097
Net/Com Products	29,140	20,124	11,115	60,379
Displays and Sound	20,565	34,449	16,627	71,641
Accessories	25,055	51,596	11,757	88,408
Other Hardware/Services	19,206	34,687	14,399	68,292
Total net sales	$270,042	$301,065	$135,463	$706,570

(1)	Product categories were separated into additional categories in 2019. Certain prior-year balances have been classified to conform with the new presentation.

The following table represents a disaggregation of revenue from arrangements with customers for the six months ended June 30, 2019 and 2018, along with the reportable segment for each category.

	Six Months Ended June 30, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$161,357	$163,407	$62,066	$386,830
Desktops	61,571	75,246	29,575	166,392
Software	73,947	63,515	30,157	167,619
Servers/Storage	55,100	32,162	32,573	119,835
Net/Com Products	45,606	27,200	25,223	98,029
Displays and Sound	41,198	53,171	24,170	118,539
Accessories	45,730	116,055	20,567	182,352
Other Hardware/Services	39,475	62,918	32,008	134,401
Total net sales	$523,984	$593,674	$256,339	$1,373,997

	Six Months Ended June 30, 2018 (1)
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$153,728	$131,983	$59,159	$344,870
Desktops	56,690	61,232	28,836	146,758
Software	72,799	65,804	17,906	156,509
Servers/Storage	58,804	48,838	33,638	141,280
Net/Com Products	56,166	32,492	23,873	112,531
Displays and Sound	43,875	56,454	26,098	126,427
Accessories	50,072	90,565	21,579	162,216
Other Hardware/Services	41,186	70,941	28,747	140,874
Total net sales	$533,320	$558,309	$239,836	$1,331,465

(1)	Product categories were separated into additional categories in 2019. Certain prior-year balances have been classified to conform with the new presentation.

Contract Balances

The following table provides information about contract liability from arrangements with customers as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Contract liability, which are included in "Accrued expenses and other liabilities"	$4,724	$2,679

Changes in the contract liability balances during the three and six months ended June 30, 2019 are as follows (in thousands):

Three Months Ended
June 30,
Balances at March 31, 2019	$4,692
Cash received in advance and not recognized as revenue	2,511
Amounts recognized as revenue as performance obligations satisfied	(2,479)
Balances at June 30, 2019	$4,724

Six Months Ended
June 30,
Balances at December 31, 2018	$2,679
Cash received in advance and not recognized as revenue	7,168
Amounts recognized as revenue as performance obligations satisfied	(5,123)
Balances at June 30, 2019	$4,724

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$23,668	$18,226	$36,395	$29,526
Denominator:
Denominator for basic earnings per share	26,337	26,685	26,348	26,760
Dilutive effect of unvested employee stock awards	157	135	158	108
Denominator for diluted earnings per share	26,494	26,820	26,506	26,868
Earnings per share:
Basic	$0.90	$0.68	$1.38	$1.10
Diluted	$0.89	$0.68	$1.37	$1.10

For the three and six months ended June 30, 2019 and 2018, we had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

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

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2019 and 2018 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Business Solutions	$271,052	$270,042	$523,984	$533,320
Enterprise Solutions	318,039	301,065	593,674	558,309
Public Sector Solutions	151,985	135,463	256,339	239,836
Total net sales	$741,076	$706,570	$1,373,997	$1,331,465
Operating income:
Business Solutions	$16,211	$10,648	$24,976	$20,130
Enterprise Solutions	19,108	17,291	34,581	29,969
Public Sector Solutions	661	514	(2,405)	(2,611)
Headquarters/Other	(3,657)	(3,506)	(7,420)	(7,069)
Total operating income	32,323	24,947	49,732	40,419
Interest income, net	184	182	382	298
Income before taxes	$32,507	$25,129	$50,114	$40,717
Selected operating expense:
Depreciation and amortization:
Business Solutions	$148	$154	$298	$328
Enterprise Solutions	606	563	1,245	1,045
Public Sector Solutions	25	32	46	66
Headquarters/Other	2,589	2,679	5,488	5,290
Total depreciation and amortization	$3,368	$3,428	$7,077	$6,729
Total assets:
Business Solutions			$291,912	$261,419
Enterprise Solutions			506,086	447,911
Public Sector Solutions			80,461	68,679
Headquarters/Other			33,343	2,945
Total assets			$911,802	$780,954

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, right-of-use assets, and intercompany balance, net. As of June 30, 2019 and 2018, total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $25,093 and $22,882, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 6–Bank Credit Facility

We have a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”) (2.40% at June 30, 2019), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.50% at June 30, 2019). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. We had no outstanding bank borrowings at June 30, 2019 or 2018, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales (in millions)	$741.1	$706.6	$1,374.0	$1,331.5
Gross margin	15.8%	15.2%	15.7%	15.3%
Selling, general and administrative expenses	11.4%	11.7%	12.1%	12.3%
Income from operations	4.4%	3.5%	3.6%	3.0%

Net sales of $741.1 million for the second quarter of 2019 reflected an increase of $34.5 million compared to the second quarter of 2018, which was driven primarily by growth in our Enterprise Solutions and Public Sector Solutions selling segments. Our investments in advance solution sales led to increased sales of mobility, desktop and software products, even as we continue to experience downward pressure on net sales growth because a greater portion of our software sales were recognized on a net basis in the current quarter. Gross profit dollars increased year-over-year by $9.5 million due to higher invoice selling margins realized on advanced solution sales and increased sales of software products. SG&A expenses increased by $2.1 million, but decreased as a percentage of net sales. Operating income in the second quarter of 2019 increased year-over-year both in dollars and as a percentage of net sales by $7.4 million and 90 basis points, respectively, primarily as a result of increased gross profit margins, which grew by 60 basis points over the period.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018 (1)	2019	2018 (1)
Sales Segment
Enterprise Solutions	43%	43%	43%	42%
Business Solutions	37	38	38	40
Public Sector Solutions	20	19	19	18
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	29%	26%	28%	26%
Desktops	13	11	12	11
Software	13	12	12	12
Servers/Storage	9	10	9	11
Net/Com Products	7	9	7	8
Displays and Sound	8	10	9	9
Accessories	13	13	13	12
Other Hardware/Services	8	9	10	11
Total	100%	100%	100%	100%

(1)	Product categories were separated into additional categories in 2019. Certain prior-year balances have been classified to conform with the new presentation.

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales Segment
Enterprise Solutions	14.4%	14.4%	14.7%	14.4%
Business Solutions	19.5	17.5	18.7	17.5
Public Sector Solutions	12.0	12.5	12.2	12.6
Total	15.8%	15.2%	15.7%	15.3%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Personnel costs	$64.5	$63.5	$125.4	$126.2
Advertising	5.0	4.4	9.6	8.2
Facilities operations	4.6	4.2	9.3	8.4
Professional fees	2.9	2.2	5.4	4.6
Credit card fees	1.8	1.8	3.3	3.4
Depreciation and amortization	3.4	3.4	7.1	6.7
Other	2.5	3.0	5.8	5.9
Total SG&A expense	$84.7	$82.5	$165.9	$163.4
Percentage of net sales	11.4%	11.7%	12.1%	12.3%

Restructuring and other charges

In the first quarter of 2019, we undertook a number of actions at our Headquarters/Other group to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and related costs of $0.7 million in the first quarter of 2019. There were no restructuring and other charges recorded in the second quarter of 2019 or in the six months ended June 30, 2018.

Year-Over-Year Comparisons

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Changes in net sales and gross profit by segment are shown in the following table:

	Three Months Ended June 30,
	2019		2018
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$318.0	42.9%	$301.1	42.6%	5.6%
Business Solutions	271.1	36.6	270.0	38.2	0.4
Public Sector Solutions	152.0	20.5	135.5	19.2	12.2
Total	$741.1	100.0%	$706.6	100.0%	4.9%
Gross Profit:
Enterprise Solutions	$45.8	14.4%	$43.3	14.4%	5.8%
Business Solutions	53.0	19.5	47.3	17.5	12.1
Public Sector Solutions	18.2	12.0	16.9	12.5	7.7
Total	$117.0	15.8%	$107.5	15.2%	8.8%

Net sales increased in the second quarter of 2019 compared to the second quarter of 2018, as explained below:

•

Net sales of $318.0 million for the Enterprise Solutions segment reflect an increase of $16.9 million, or 5.6%, year-over-year due to increases in net sales of mobility products and other accessories of $28.3 million and $7.9 million, respectively. The growth was partially offset by decreases in net sales of server/storage products of $9.6 million, net/com products of $7.6 million, and software products of $1.6 million. These changes were primarily driven by the timing of large product rollouts that began in the first quarter of 2019 and continued into the current period.

•

Net sales of $271.1 million for the Business Solutions segment reflect an increase of $1.1 million, or 0.4% year-over-year.  Sales of desktop and server products increased by $6.4 million and $2.1 million, respectively, but were partially offset by lower net sales of net/com products of $5.8 million due to a few large orders in the second quarter of 2018 that did not repeat in 2019. Additionally, net sales were negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. Though we experienced strong growth in cloud-based and security software sales, revenues from these products are recognized on a net basis, resulting in a smaller contribution to net sales.

•

Net sales of $152.0 million for the Public Sector Solutions increased by $16.5 million, or 12.2%, compared with the same period a year ago. Net sales of software products grew by $9.8 million, primarily as a result of an increase in sales of perpetual software licenses, which are recognized on a gross basis as we are considered to be the principal on the transaction. Net sales of servers/storage and net/com products also grew by $3.7 million and $4.0 million, respectively, which were partially offset by lower net sales of accessories of $0.8 million.

Gross profit for the second quarter of 2019 increased year-over-year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Enterprise Solutions segment increased largely due to higher invoice selling margins of 44 basis points driven primarily by an increase in software sales reported on a net basis. This increase was partially offset by a decrease in agency fees of 36 basis points. Agency fees, which we receive from vendors for certain software and hardware sales, are recorded as revenue with no corresponding cost of goods sold, and accordingly have a positive impact on gross margin.

•

Gross profit for the Business Solutions segment increased as a result of higher invoice selling margins of 165 basis points driven primarily by an increase in software sales reported on a net basis. Agency fees from enterprise software agreements also increased year-over-year by $0.7 million, or 27 basis points.

•

Gross profit for the Public Sector Solutions segment increased primarily as a result of higher net sales in the current period. Gross margin, however, was negatively impacted by lower invoice selling margins of 42 basis points due to a shift in customer mix, which included increased sales of lower-margin products. Agency fees also decreased year-over-year by approximately 4 basis points.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the second quarter of 2019 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below:

	Three Months Ended June 30,
	2019		2018
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$26.7	8.4%	$26.0	8.6%	2.7%
Business Solutions	36.7	13.5	36.6	13.6	0.3
Public Sector Solutions	17.5	11.5	16.4	12.1	6.7
Headquarters/Other, unallocated	3.8		3.5		8.6
Total	$84.7	11.4%	$82.5	11.7%	2.7%

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to an increase of $0.4 million in advertising expenses and a $0.3 million increase in the usage of Headquarters services. SG&A expenses as a percentage of net sales was 8.4% for the Enterprise Solutions segment in the second quarter of 2019, which reflects a decrease of 20 basis points and is a result of net sales growing at a higher rate than operating expenses when compared with the same period a year ago.

•

SG&A expenses for the Business Solutions segment remained relatively flat year-over-year in both dollars and as a percentage of net sales. Contributing to the slight change year-over-year was an increase in advertising costs of $0.3 million and other expenses of approximately $0.1 million, of which there were no individually significant drivers. These increases were partially offset by a decrease in personnel-related costs of $0.3 million. SG&A expenses as a percentage of net sales was 13.5% for the Business Solutions segment in the second quarter of 2019 compared to 13.6% in the second quarter of 2018. This improvement year-over-year is attributable to the slight increase in net sales, combined with relatively flat SG&A expenses.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $0.8 million increase in personnel expenses, including variable compensation associated with higher gross profit, and a  $0.4 million increase in the usage of Headquarters services. These increases were partially offset by a $0.1 million decrease in advertising expense. SG&A expenses as a percentage of net sales was 11.5% for the Public Sector segment, which reflects a decrease of 60 basis points compared to the prior period, resulting from net sales growth that outpaced spending compared with the same period a year ago.

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

Income from operations for the second quarter of 2019 increased to $32.3 million, compared to $24.9 million for the second quarter of 2018, primarily due to the increase in net sales and gross profit year-over-year. Income from operations as a percentage of net sales was 4.4% for the second quarter of 2019, compared to 3.5% of net sales for the prior year quarter, primarily as a result of the growth rate in gross profit exceeding the growth rate in SG&A expenses.

Our effective tax rate was 27.2% for the second quarter of 2019, compared to 27.5% for the second quarter of 2018. We expect our corporate income tax rate for 2019 to range from 27% to 29%.

Net income for the second quarter of 2019 increased to $23.7 million, compared to $18.2 million for the second quarter of 2018, primarily due to higher gross profit and lower operating expenses due to expense management in the second quarter of 2019, as compared to the second quarter of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2019		2018
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$593.7	43.2%	$558.3	41.9%	6.3%
Business Solutions	524.0	38.1	533.3	40.1	(1.7)
Public Sector Solutions	256.3	18.7	239.9	18.0	6.9
Total	$1,374.0	100.0%	$1,331.5	100.0%	3.2%
Gross Profit:
Enterprise Solutions	$87.1	14.7%	$79.9	14.4%	9.0%
Business Solutions	97.9	18.7	93.6	17.5	4.6
Public Sector Solutions	31.3	12.2	30.3	12.6	3.3
Total	$216.3	15.7%	$203.8	15.3%	6.1%

Net sales increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as explained below:

•

Net sales of $593.7 million for the Enterprise Solutions segment reflect an increase of $35.4 million, or 6.3%, primarily driven by increases in net sales of mobility products and accessories of $31.4 million and $25.5 million, respectively, due in large part to the timing of large project rollouts that began in the first quarter of 2019 and continued into the current quarter. This growth was partially offset by a decrease in net sales of server/storage products of $16.7 million and lower net sales of net/com products of $5.3 million.

•

Net sales of $524.0 million for the Business Solutions segment reflect a decrease of $9.3 million, or 1.7%. Net sales were negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. Though we experienced strong growth in cloud-based and security software sales, revenues from these products are recognized on a net basis, resulting in a smaller contribution to net sales.

•

Net sales of $256.3 million for the Public Sector Solutions segment reflect an increase of $16.4, or 6.9%. Net sales of software products grew by $12.3 million, primarily as a result of an increase in sales of perpetual software licenses, which are recognized on a gross basis as we are considered to be the principal on the transaction. Net sales of mobility and net/com products also grew by $2.9 million and $1.4 million, respectively.

Gross profit for the six months ended June 30, 2019 increased year-over-year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Enterprise Solutions segment increased due to higher invoice selling margins of 60 basis points, driven primarily by an increase in software sales reported on a net basis, and partially offset by a decrease in agency fees of 20 basis points. Agency fees, which we receive from vendors for certain software and hardware sales, are recorded as revenue with no corresponding cost of goods sold, and accordingly have a positive impact on gross margin.

•

Gross profit for the Business Solutions segment increased period-over-period despite lower net sales in the current period. The increase was a result of higher invoice selling margins of 92 basis points driven primarily by an increase in software sales reported on a net basis. Agency fees from enterprise software agreements also increased year-over-year by $1.4 million, or 30 basis points.

•

Gross profit for the Public Sector Solutions segment increased primarily as a result of higher net sales in the current period. Gross margin, however, was negatively impacted by lower invoice selling margins of 37 basis points due to a shift in both client and product mix, which included increased sales of lower-margin products. Agency fees also decreased year-over-year by approximately 3 basis points.

Selling, general and administrative expenses increased in dollars and decreased as a percentage of net sales in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2019		2018
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$52.5	8.8%	50.0	9.0%	5.0%
Business Solutions	73.0	13.9	$73.4	13.8	(0.5)
Public Sector Solutions	33.7	13.1	32.9	13.7	2.4
Headquarters/Other, unallocated	6.7		7.1		(5.6)
Total	$165.9	12.1%	$163.4	12.3%	1.5%

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $0.6 million increase in personnel expenses, including variable compensation associated with higher gross profit, a $0.6 million increase in advertising expenses and a $0.9 million increase in the usage of Headquarters services. Depreciation and amortization expense also increased by $0.2 million, along with other miscellaneous expenses that were individually insignificant. SG&A expenses as a percentage of net sales was 8.8% for the Enterprise Solutions segment, which reflects a decrease of 20 basis points compared to the prior period, resulting primarily from the strong growth in net sales in the current period.

•

SG&A expenses for the Business Solutions segment decreased in dollars and increased slightly as a percentage of net sales. The year-over-year decrease in SG&A dollars was primarily driven by a $1.9 million decrease in personnel-related expenses, of which approximately $1.3 million was attributable to the reallocation of certain personnel-related expenses in the first half of 2018 to the Headquarters/Other group, combined with increased variable compensation associated with higher gross profits. Credit card fees also decreased by approximately $0.2 million. These period-over-period changes were almost entirely offset by a $1.8 million increase in the usage of Headquarter services in the current period. SG&A expenses as a percentage of net sales was 13.9% for the Business Solutions segment, which reflects an increase of 10 basis points compared to the prior period.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $0.4 million increase in personnel expenses, including variable compensation associated with higher gross profit, and a  $0.6 million increase in the usage of Headquarters services. These increases were partially offset by a $0.1 million decrease in advertising expense and a $0.1 million decrease in professional service fees. SG&A expenses as a percentage of net sales was 13.1% for the Public Sector segment, which reflects a decrease of 60 basis points compared to the prior period, resulting from net sales growth that outpaced spending compared with the same period a year ago.

•

SG&A expenses for the Headquarters/Other group decreased as a result of a higher proportion of executive oversight costs allocated to the other segments. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Restructuring and other charges incurred in the first quarter of 2019 were $0.7 million and related to a reduction in workforce in our Headquarters/Other group, and included cash severance payments and other related benefits. Also included were costs incurred related to the closing of one of our office facilities. There were no such charges incurred in the second quarter of 2019 or in the six months ended June 30, 2018.

Income from operations for the six months ended June 30, 2019 increased to $49.7 million, compared to $40.4 million for the six months ended June 30, 2018, primarily due to the increase in net sales and gross profit year-over-year. Income from operations as a percentage of net sales was 3.6% for the six months ended June 30, 2019, compared to 3.0% of net sales for the same period in the prior year, primarily due to the growth rate in gross profit exceeding the growth rate in SG&A expenses.

Our effective tax rate was 27.4% for the six months ended June 30, 2019, compared to 27.5% for the six months ended June 30, 2018. We expect our corporate income tax rate for 2019 to range from 27% to 29%.

Net income for the six months ended June 30, 2019 increased to $36.4 million, compared to $29.5 million for the six months ended June 30, 2018, primarily due to higher gross profit and improved operating expense management in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

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

•	Cash on Hand. At June 30, 2019, we had $69.7 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of June 30, 2019, we had no borrowings under our $50.0 million bank line of credit, which is available until February 10, 2022. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended
($ in millions)	2019	2018
Net cash provided by operating activities	$3.3	$41.5
Net cash used in investing activities	(13.9)	(9.9)
Net cash used in financing activities	(11.4)	(12.9)
(Decrease) increase in cash and cash equivalents	$(22.0)	$18.7

Cash provided by operating activities was $3.3 million in the six months ended June 30, 2019. Cash flow provided by operations in the six months ended June 30, 2019 resulted primarily from net income before depreciation and amortization, an increase accounts payable, an increase in accrued expenses, and a decrease in prepaid expenses. These factors that contributed to the positive inflow of cash from operating activities were partially offset by increases in inventory and accounts receivable, which grew by $56.7 million and $53.2 million, respectively, compared with the prior year-end balance. Days sales outstanding increased to 55 days at June 30, 2019, compared to 53 days at June 30, 2018. Inventory increased from the prior year-end balance due to higher levels of inventory on-hand related to future backlog and an increase in shipments in transit but not received by our customers as of June 30, 2019 compared to December 31, 2018. Inventory turns decreased to 17 for the second quarter of 2019 compared to 26 turns for the prior year quarter. This decrease is driven by a higher inventory balance in the current period primarily related to committed customer orders not yet shipped as of the end of the quarter.

Cash used in investing activities in the six months ended June 30, 2019 represented $13.9 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure, compared to $9.9 million of purchases of property and equipment in the prior year.

Cash used in financing activities in the six months ended June 30, 2019 consisted primarily of a $8.5 million payment of a special $0.32 per share dividend and $3.5 million for the purchase of treasury shares, offset by $0.6 million for the issuance of stock under our employee stock purchase plan. Whereas in the prior year period, financing activities primarily represented a $9.1 million payment of a special $0.34 per share dividend and $4.4 million for the purchase of treasury shares, offset by $0.6 million for the issuance of stock under the employee stock purchase plan.

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

Credit Facility.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million. Amounts outstanding under the facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.50% at June 30, 2019). The one-month LIBOR rate at June 30, 2019 was 2.40%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” At June 30, 2019, $50.0 million was available for borrowing under the facility.

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

Credit Facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial covenants:

•

Our funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by our consolidated Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during six months ended June 30, 2019 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of June 30, 2019. Future decreases in our consolidated Adjusted EBITDA, could limit our potential borrowings under the credit facility.

•

Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $431.1 million at June 30, 2019, whereas our consolidated stockholders’ equity at that date was $560.2 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
April 1 - April 30, 2019	—	$—	—	$26,098
May 1 - May 31, 2019	45,153	$33.81	45,153	$24,571
June 1 - June 30, 2019	20,756	$32.78	20,756	$23,891
Total	65,909	$33.49	65,909

(1)

In December 2018, our Board of Directors announced a new share repurchase program of our common stock authorizing up to an additional $25 million in share repurchases to be added to our existing publicly-announced share repurchase programs. Prior to that, our Board had previously authorized the spending of up to $30.0 million in aggregate, under which the remaining authorized amount as of April 1, 2019 was approximately $1.0 million. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions.

(2)	We have repurchased approximately 2.3 million shares of our common stock for approximately $31 million pursuant to Board-approved programs.

Item 6 - Exhibits

Exhibit Number		Description
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*		Filed herewith.
**		Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and June 30, 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity at June 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	August 1, 2019	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	August 1, 2019	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)