Form 10-Q
period 2019-09-30
PC CONNECTION INC
filed 2019-10-30
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2019

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of  October  28, 2019 was 26,316,263.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$98,489	$91,703
Accounts receivable, net	478,907	447,698
Inventories, net	126,078	119,195
Income taxes receivable	—	922
Prepaid expenses and other current assets	6,881	9,661
Total current assets	710,355	669,179
Property and equipment, net	62,336	51,799
Right-of-use assets, net	14,850	—
Goodwill	73,602	73,602
Intangible assets, net	8,613	9,564
Other assets	892	1,211
Total Assets	$870,648	$805,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$197,736	$201,640
Accrued payroll	23,393	24,319
Accrued expenses and other liabilities	36,341	33,840
Total current liabilities	257,470	259,799
Deferred income taxes	17,194	17,184
Operating lease liability	11,386	—
Other liabilities	1,454	2,469
Total Liabilities	287,504	279,452
Stockholders’ Equity:
Common stock	288	288
Additional paid-in capital	117,301	115,842
Retained earnings	501,155	441,010
Treasury stock, at cost	(35,600)	(31,237)
Total Stockholders’ Equity	583,144	525,903
Total Liabilities and Stockholders’ Equity	$870,648	$805,355

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$729,410	$658,504	$2,103,407	$1,989,969
Cost of sales	610,547	558,060	1,768,210	1,685,685
Gross profit	118,863	100,444	335,197	304,284
Selling, general and administrative expenses	86,226	81,494	252,125	244,915
Restructuring and other charges	—	—	703	—
Income from operations	32,637	18,950	82,369	59,369
Interest income, net	62	114	444	412
Income before taxes	32,699	19,064	82,813	59,781
Income tax provision	(8,949)	(5,298)	(22,668)	(16,489)
Net income	$23,750	$13,766	$60,145	$43,292

Earnings per common share:
Basic	$0.90	$0.52	$2.28	$1.62
Diluted	$0.90	$0.51	$2.27	$1.61

Shares used in computation of earnings per common share:
Basic	26,323	26,716	26,339	26,745
Diluted	26,479	26,902	26,496	26,883

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three months ended September 30, 2019
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at June 30, 2019	28,818	$288	$117,212	$477,405	(2,500)	$(34,738)	$560,167
Stock-based compensation expense	—	—	426	—	—	—	426
Restricted stock units vested	22	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(337)	—	—	—	(337)
Repurchase of common stock for treasury	—	—	—	—	(23)	(862)	(862)
Net income	—	—	—	23,750	—	—	23,750
Balance at September 30, 2019	28,840	$288	$117,301	$501,155	(2,523)	$(35,600)	$583,144

	Nine months ended September 30, 2019
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2018	28,787	$288	$115,842	$441,010	(2,391)	$(31,237)	$525,903
Stock-based compensation expense	—	—	1,259	—	—	—	1,259
Restricted stock units vested	34	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	19	—	609	—	—	—	609
Shares withheld for taxes paid on stock awards	—	—	(409)	—	—	—	(409)
Repurchase of common stock for treasury	—	—	—	—	(132)	(4,363)	(4,363)
Net income	—	—	—	60,145	—	—	60,145
Balance at September 30, 2019	28,840	$288	$117,301	$501,155	(2,523)	$(35,600)	$583,144

See notes to unaudited condensed consolidated financial statements.

	Three months ended September 30, 2018
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at June 30, 2018	28,728	$287	$115,223	$414,396	(2,026)	$(20,246)	$509,660
Stock-based compensation expense	—	—	273	—	—	—	273
Restricted stock units vested	28	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(457)	—	—	—	(457)
Net income	—	—	—	13,766	—	—	13,766
Balance at September 30, 2018	28,756	$287	$115,039	$428,162	(2,026)	$(20,246)	$523,242

	Nine months ended September 30, 2018
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2017	28,709	$287	$114,154	$383,673	(1,856)	$(15,862)	$482,252
Cumulative effect of adoption of ASC 606	—	—	—	1,197	—	—	1,197
Stock-based compensation expense	—	—	737	—	—	—	737
Restricted stock units vested	28	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	19	—	605	—	—	—	605
Shares withheld for taxes paid on stock awards	—	—	(457)	—	—	—	(457)
Repurchase of common stock for treasury	—	—	—	—	(170)	(4,384)	(4,384)
Net income	—	—	—	43,292	—	—	43,292
Balance at September 30, 2018	28,756	$287	$115,039	$428,162	(2,026)	$(20,246)	$523,242

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows provided by Operating Activities:
Net income	$60,145	$43,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,184	10,362
Provision for doubtful accounts	181	1,428
Stock-based compensation expense	1,259	737
Deferred income taxes	10	429
Loss on disposal of fixed assets	114	51
Changes in assets and liabilities:
Accounts receivable	(31,390)	63,881
Inventories	(6,883)	(9,399)
Prepaid expenses, income tax receivables and other current assets	3,702	812
Other non-current assets	319	283
Accounts payable	(3,167)	(29,361)
Accrued expenses and other liabilities	5,548	(1,262)
Net cash provided by operating activities	40,022	81,253
Cash Flows used in Investing Activities:
Purchases of equipment	(20,621)	(15,641)
Net cash used in investing activities	(20,621)	(15,641)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	—	859
Repayment of short-term borrowings	—	(859)
Purchase of treasury shares	(4,363)	(4,384)
Dividend payment	(8,452)	(9,123)
Issuance of stock under Employee Stock Purchase Plan	609	605
Payment of payroll taxes on stock-based compensation through shares withheld	(409)	(457)
Net cash used in financing activities	(12,615)	(13,359)
Increase in cash and cash equivalents	6,786	52,253
Cash and cash equivalents, beginning of period	91,703	49,990
Cash and cash equivalents, end of period	$98,489	$102,243

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$1,684	$1,055
Supplemental Cash Flow Information:
Income taxes paid	$18,972	$15,134

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”), other than the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) using a modified retrospective approach as of January 1, 2019, as discussed below. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2019 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2019.

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

Restructuring and other charges

Nine months ended September 30,
2019
Employee separations	$553
Lease termination costs	150
Total restructuring and other charges	$703

The restructuring and other charges were recorded in the first quarter of 2019 and were related to a reduction in workforce in our Headquarters/Other group and included cash severance payments and other related benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses at September 30, 2019. Also included are exit costs incurred associated with the closing of one of our office facilities.

All planned restructuring and other charges were incurred as of March 31, 2019 and the Company has no ongoing restructuring plans.

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

The Company adopted ASC 842 effective January 1, 2019 using a modified retrospective transition approach to each lease that existed as of the adoption date and any leases entered into after that date. The Company elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company also elected the hindsight practical expedient, which allows it to use hindsight in determining the lease term. The adoption did not result in a cumulative adjustment to opening equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset as of September 30, 2019 was $5,998 and a corresponding lease liability of $5,021 associated with related party leases.

During the third quarter of 2019, the Company amended the terms of one of its existing leases. The amendment was treated as a lease modification and was not accounted for as a separate lease. In accordance with ASC 842, the Company re-measured the right-of-use asset and the lease liability as of the modification date and also re-assessed the reasonably certain holding period of the lease.

As of September 30, 2019, the Company had no leases that were classified as financing leases and there were no additional operating or financing leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$379	$773	$1,152	$1,137	$2,396	$3,533
Short-term lease cost	41	2	43	123	6	129
Total lease cost	$420	$775	$1,195	$1,260	$2,402	$3,662

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$379	$832	$1,211	$1,137	$2,585	$3,722

Weighted-average remaining lease term (in years):
Capitalized operating leases				4.11	6.78	5.92

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

As of September 30, 2019, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2019, excluding the nine months ended September 30, 2019	$379	$835	$1,214
2020	1,385	3,382	4,767
2021	1,253	2,482	3,735
2022	1,253	1,484	2,737
2023	1,149	1,034	2,183
2024	—	1,043	1,043
Thereafter	—	1,460	1,460
	$5,419	$11,720	$17,139

Imputed interest			(1,426)
Lease liability balance at September 30, 2019			$15,713

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

As of September 30, 2019, the ROU asset had a net balance of $14,850. The long-term lease liability was $11,386 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $4,327.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which adds an impairment model for financial instruments, including trade receivables, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected losses, which is expected to result in more timely recognition of such losses. The new standard is effective for fiscal years beginning after December 15, 2019 for both interim and annual reporting periods. The Company has evaluated the requirements of this ASU and determined that the potential exposure is limited to the impact this standard may have on its trade receivables. The Company does not currently have any other financial instruments that would be affected by this standard. Customers are evaluated for their credit worthiness at the time of contract inception. Based on the results of the assessment, the Company will extend credit under its standard payment terms or may request alternative early payment actions. In addition, the Company analyzes its aged receivables for collectability at least quarterly, and if necessary, records a reserve against those receivables it determines may not collectable. As such, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 2–Revenue

We disaggregate revenue from our arrangements with customers by type of products and services, as we believe this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended September 30, 2019 and 2018, along with the reportable segment for each category.

	Three Months Ended September 30, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$79,287	$77,214	$63,154	$219,655
Desktops	34,806	36,821	20,499	92,126
Software	36,879	28,439	13,205	78,523
Servers/Storage	26,352	16,374	16,576	59,302
Net/Com Products	25,200	11,666	15,695	52,561
Displays and Sound	23,224	29,641	17,669	70,534
Accessories	26,306	46,546	14,545	87,397
Other Hardware/Services	21,702	31,594	16,016	69,312
Total net sales	$273,756	$278,295	$177,359	$729,410

	Three Months Ended September 30, 2018 (1)
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$68,822	$63,926	$50,079	$182,827
Desktops	25,828	30,075	13,112	69,015
Software	31,578	25,718	15,541	72,837
Servers/Storage	26,386	21,424	13,115	60,925
Net/Com Products	27,380	16,601	12,745	56,726
Displays and Sound	23,318	23,834	15,748	62,900
Accessories	22,313	52,967	12,516	87,796
Other Hardware/Services	19,247	30,932	15,299	65,478
Total net sales	$244,872	$265,477	$148,155	$658,504

(1)	Product categories were separated into additional categories in 2019. Certain prior-year balances have been classified to conform with the new presentation.

The following table represents a disaggregation of revenue from arrangements with customers for the nine months ended September 30, 2019 and 2018, along with the reportable segment for each category.

	Nine Months Ended September 30, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$240,644	$240,621	$125,220	$606,485
Desktops	96,377	112,067	50,074	258,518
Software	110,826	91,954	43,362	246,142
Servers/Storage	81,452	48,536	49,149	179,137
Net/Com Products	70,806	38,866	40,918	150,590
Displays and Sound	64,422	82,812	41,839	189,073
Accessories	72,036	162,601	35,112	269,749
Other Hardware/Services	61,177	94,512	48,024	203,713
Total net sales	$797,740	$871,969	$433,698	$2,103,407

	Nine Months Ended September 30, 2018 (1)
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$222,550	$195,909	$109,238	$527,697
Desktops	82,518	91,307	41,948	215,773
Software	104,377	91,522	33,447	229,346
Servers/Storage	85,190	70,262	46,753	202,205
Net/Com Products	83,546	49,093	36,618	169,257
Displays and Sound	67,193	80,288	41,846	189,327
Accessories	72,385	143,532	34,095	250,012
Other Hardware/Services	60,433	101,873	44,046	206,352
Total net sales	$778,192	$823,786	$387,991	$1,989,969

(1)	Product categories were separated into additional categories in 2019. Certain prior-year balances have been classified to conform with the new presentation.

Contract Balances

The following table provides information about contract liability from arrangements with customers as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Contract liability, which is included in "Accrued expenses and other liabilities"	$3,325	$2,679

Changes in the contract liability balances during the three and nine months ended September 30, 2019 are as follows (in thousands):

	2019	2018
Balances at June 30,	$4,724	$8,433
Cash received in advance and not recognized as revenue	1,701	1,024
Amounts recognized as revenue as performance obligations satisfied	(3,100)	(6,828)
Balances at September 30,	$3,325	$2,629

	2019	2018
Balances at December 31,	$2,679	$2,914
Cash received in advance and not recognized as revenue	8,868	9,520
Amounts recognized as revenue as performance obligations satisfied	(8,222)	(9,805)
Balances at September 30,	$3,325	$2,629

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$23,750	$13,766	$60,145	$43,292
Denominator:
Denominator for basic earnings per share	26,323	26,716	26,339	26,745
Dilutive effect of unvested employee stock awards	156	186	157	138
Denominator for diluted earnings per share	26,479	26,902	26,496	26,883
Earnings per share:
Basic	$0.90	$0.52	$2.28	$1.62
Diluted	$0.90	$0.51	$2.27	$1.61

For the three and nine months ended September 30, 2019 and 2018, we had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

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

Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2019 and 2018 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Business Solutions	$273,756	$244,872	$797,740	$778,192
Enterprise Solutions	278,295	265,477	871,969	823,786
Public Sector Solutions	177,359	148,155	433,698	387,991
Total net sales	$729,410	$658,504	$2,103,407	$1,989,969
Operating income (loss):
Business Solutions	$13,533	$8,173	$38,509	$28,303
Enterprise Solutions	16,346	13,629	50,927	43,598
Public Sector Solutions	7,082	528	4,677	(2,083)
Headquarters/Other	(4,324)	(3,380)	(11,744)	(10,449)
Total operating income	32,637	18,950	82,369	59,369
Interest income, net	62	114	444	412
Income before taxes	$32,699	$19,064	$82,813	$59,781
Selected operating expense:
Depreciation and amortization:
Business Solutions	$149	$153	$447	$481
Enterprise Solutions	613	608	1,858	1,653
Public Sector Solutions	22	25	68	91
Headquarters/Other	2,323	2,848	7,811	8,137
Total depreciation and amortization	$3,107	$3,634	$10,184	$10,362
Total assets:
Business Solutions			$300,360	$263,678
Enterprise Solutions			488,867	423,125
Public Sector Solutions			90,437	69,994
Headquarters/Other			(9,016)	(6,570)
Total assets			$870,648	$750,227

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, right-of-use assets, and intercompany balance, net. As of September 30, 2019 and 2018, total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $36,077 and $22,989, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment basis.

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

Note 6–Bank Credit Facility

We have a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”) (2.02% at September 30, 2019), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.00% at September 30, 2019). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. We had no outstanding bank borrowings at September 30, 2019 or 2018, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

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

To support future growth, we are expanding our IT solutions business, which requires the addition of highly-skilled service engineers. Although we expect to realize the ultimate benefit of higher-margin service revenues under this multi-year initiative, we believe that our cost of services will increase as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may be negatively impacted.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest on an ongoing basis in our own IT development to meet these new demands.

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales (in millions)	$729.4	$658.5	$2,103.4	$1,990.0
Gross margin	16.3%	15.3%	15.9%	15.3%
Selling, general and administrative expenses	11.8%	12.4%	12.0%	12.3%
Income from operations	4.5%	2.9%	3.9%	3.0%

Net sales of $729.4 million for the third quarter of 2019 reflected an increase of $70.9 million compared to the third quarter of 2018, which was driven by growth in our Business Solutions and Public Sector Solutions segments. Our investments in advance solution sales led to increased sales of mobility,  desktop, and software products despite being negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. Gross profit dollars increased year-over-year by $18.4 million due to higher invoice selling margins realized on advanced solution sales and increased sales of software products. SG&A expenses increased by $4.7 million, mostly due to higher personnel costs, but decreased as a percentage of net sales. Operating income in the third quarter of 2019 increased year-over-year both in dollars and as a percentage of net sales by $13.7 million and 160 basis points, respectively, primarily as a result of increased gross profit margins, which grew by 104 basis points over the period.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018 (1)	2019	2018 (1)
Sales Segment
Enterprise Solutions	38%	40%	41%	41%
Business Solutions	38	37	38	39
Public Sector Solutions	24	23	21	20
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	30%	28%	29%	27%
Desktops	13	10	12	11
Software	11	11	12	12
Servers/Storage	8	9	9	10
Net/Com Products	7	9	7	9
Displays and Sound	10	10	9	9
Accessories	12	13	13	13
Other Hardware/Services	9	10	9	9
Total	100%	100%	100%	100%

(1)	Product categories were separated into additional categories in 2019. Certain prior-year balances have been classified to conform with the new presentation.

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales Segment
Enterprise Solutions	15.1%	14.3%	14.8%	14.3%
Business Solutions	19.0	18.2	18.8	17.8
Public Sector Solutions	13.9	12.1	12.9	12.4
Total	16.3%	15.2%	15.9%	15.3%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Personnel costs	$65.9	$61.8	$191.4	$188.0
Advertising	4.6	4.1	14.2	12.3
Facilities operations	4.6	4.3	14.0	12.7
Professional fees	2.7	2.3	8.1	6.9
Credit card fees	1.7	1.9	5.0	5.3
Depreciation and amortization	3.1	3.6	10.2	10.4
Other	3.6	3.5	9.2	9.3
Total SG&A expense	$86.2	$81.5	$252.1	$244.9
Percentage of net sales	11.8%	12.4%	12.0%	12.3%

Restructuring and other charges

In the first quarter of 2019, we undertook a number of actions at our Headquarters/Other group to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and related costs of $0.7 million in the first quarter of 2019. There were no restructuring and other charges recorded in the second and third quarter of 2019 or in the nine months ended September 30, 2018.

Year-Over-Year Comparisons

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Changes in net sales and gross profit by segment are shown in the following table:

	Three Months Ended September 30,
	2019		2018
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$278.3	38.2%	$265.5	40.3%	4.8%
Business Solutions	273.8	37.5	244.9	37.2	11.8
Public Sector Solutions	177.3	24.3	148.1	22.5	19.7
Total	$729.4	100.0%	$658.5	100.0%	10.8%
Gross Profit:
Enterprise Solutions	$42.1	15.1%	$37.9	14.3%	11.1%
Business Solutions	52.1	19.0	44.6	18.2	16.8
Public Sector Solutions	24.7	13.9	17.9	12.1	38.0
Total	$118.9	16.3%	$100.4	15.2%	18.4%

Net sales increased in the third quarter of 2019 compared to the third quarter of 2018, as explained below:

•

Net sales of $278.3 million for the Enterprise Solutions segment reflect an increase of $12.8 million, or 4.8%, year-over-year. Notebooks/mobility and desktop products grew by $13.3 million and $6.7 million, respectively, as the Company has benefitted from the personal computer refresh driven by the anticipated end-of-life support for Windows 7 and technological advances in hardware that enable modern workplace solutions. Sales of software products also grew by $2.7 million despite being negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. These increases were partially offset by decreases in accessories and server/storage products of $6.4 million and $5.1 million, respectively, primarily driven by the timing of large product rollouts.

•

Net sales of $273.8  million for the Business Solutions segment reflect an increase of $28.9 million, or 11.8% year-over-year.  Sales of notebooks/mobility products, desktop products, and other accessories increased by $10.5 million, $9.0 million, and $4.0 million, respectively, while software products grew by $5.3 million despite being negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. Though we experienced strong growth in cloud-based and security software sales, revenues from these products are recognized on a net basis, resulting in a smaller contribution to net sales.

•

Net sales of $177.3 million for the Public Sector Solutions segment increased by $29.2 million, or 19.7%, compared with the same period a year ago. We experienced growth year-over-year in almost every product category highlighted by increases in net sales of notebooks/mobility and desktop products of $13.1 million and $7.4 million, respectively.

Gross profit for the third quarter of 2019 increased year-over-year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Enterprise Solutions segment increased largely due to favorable changes in product mix and higher invoice selling margins of 50 basis points associated primarily with an increase in software sales recognized on a net basis. Agency fees also increased by $0.9 million year-over-year. Agency fees, which we receive from vendors for certain software and hardware sales, are recorded as revenue with no corresponding cost of goods sold, and accordingly have a positive impact on gross margin.

•

Gross profit for the Business Solutions segment increased primarily as a result of changes in customer mix and higher invoice selling margins of 53 basis points, driven by an increase in sales volume.  Agency fees from enterprise software agreements also increased year-over-year by $0.8 million.

•

Gross profit for the Public Sector Solutions segment increased as a result of changes in customer mix and higher invoice selling margins of 165 basis points, driven primarily by improved hardware margins and an increase in software sales reported on a net basis. Agency fees from enterprise software agreements also increased year-over-year by $0.2 million.

Selling, general and administrative expenses increased in dollars, but decreased as a percentage of net sales in the third quarter of 2019 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below:

	Three Months Ended September 30,
	2019		2018
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$25.8	9.3%	$24.3	9.2%	6.2%
Business Solutions	38.6	14.1	36.4	14.9	6.0
Public Sector Solutions	17.5	9.9	17.5	11.8	—
Headquarters/Other, unallocated	4.3		3.3		30.3
Total	$86.2	11.8%	$81.5	12.4%	5.8%

•

SG&A expenses for the Enterprise Solutions segment increased in both dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was almost entirely attributable to increased personnel costs of $1.5 million, driven by merit increases and variable compensation associated with higher gross profit. SG&A expenses as a percentage of net sales was 9.3% for the Enterprise Solutions segment in the third quarter of 2019, which reflects an increase of 10 basis points and is a result of net sales growing at a lower rate than operating expenses when compared with the same period a year ago.

•

SG&A expenses for the Business Solutions segment increased in dollars and decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $1.1 million increase in personnel costs, including variable compensation associated with higher gross profit, a $0.5 million increase in the use of Headquarter services, and a $0.4 million increase in advertisng expenses.  SG&A expenses as a percentage of net sales was 14.1% for the Business Solutions segment in the third quarter of 2019 compared to 14.9% in the third quarter of 2018. This improvement, which reflects a decrease of 80 basis points year-over-year, was driven primarily by growth in net sales which outpaced the growth in operating expenses.

•

SG&A expenses for the Public Sector Solutions segment was flat year-over-year in dollars and decreased as a percentage of net sales. An increase in the use of Headquarter services resulted in an increase in operating expenses of $0.3 million year-over-year, but this increase was almost entirely offset by other miscellaneous operating expenses, of which there were no individually significant drivers. SG&A expenses as a percentage of net sales was 9.9% for the Public Sector Solutions segment in the third quarter of 2019 compared to 11.8% in the third quarter of 2018. This improvement year-over-year is attributable to the increase in net sales, combined with relatively flat SG&A expenses.

•

SG&A expenses for the Headquarters/Other group increased primarily due to a $1.4 million increase in personnel-related costs driven primarily by a higher headcount, increased payroll expense, and increased variable compensation associated with higher profits. Professional fees and facilities costs also increased by $0.6 million and $0.3 million, respectively. These increases were partially offset by a decrease in unallocated executive oversight costs of $1.0 million. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Income from operations for the third quarter of 2019 increased to $32.6 million, compared to $19.0 million for the third quarter of 2018, primarily due to the increase in net sales and gross profit year-over-year. Income from operations as a percentage of net sales was 4.5% for the third quarter of 2019, compared to 2.9% of net sales for the prior year quarter, primarily as a result of the growth rate in gross profit exceeding the growth rate in SG&A expenses.

Our effective tax rate was 27.4% for the third quarter of 2019, compared to 27.8% for the third quarter of 2018. We expect our corporate income tax rate for 2019 to range from 27% to 29%.

Net income for the third quarter of 2019 increased to $23.8 million, compared to $13.8 million for the third quarter of 2018, primarily due to higher gross profit and an increase in gross margin which outpaced the growth in operating expenses in the third quarter of 2019, as compared to the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2019		2018
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$872.0	41.5%	$823.8	41.4%	5.8%
Business Solutions	797.7	37.9	778.2	39.1	2.5
Public Sector Solutions	433.7	20.6	388.0	19.5	11.8
Total	$2,103.4	100.0%	$1,990.0	100.0%	5.7%
Gross Profit:
Enterprise Solutions	$129.1	14.8%	$117.8	14.3%	9.6%
Business Solutions	150.1	18.8	138.2	17.8	8.6
Public Sector Solutions	56.0	12.9	48.3	12.4	15.9
Total	$335.2	15.9%	$304.3	15.3%	10.2%

Net sales increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as explained below:

•

Net sales of $872.0 million for the Enterprise Solutions segment reflect an increase of $48.2 million, or 5.8%, primarily driven by increases in net sales of notebooks/mobility and desktop products, which grew by $44.7 million and $20.8 million, respectively, as the Company has benefitted from the personal computer refresh driven by the anticipated end-of-life support for Windows 7 and technological advances in hardware that enable modern workplace solutions. Also contributing to the change year-over-year were an increase in sales of accessories of $19.1 million and decreases in sales of server/storage and net/com products of $21.7 million and $10.2 million, respectively, which were primarily attributable to the timing of large product rollouts.

•

Net sales of $797.7 million for the Business Solutions segment reflect an increase of $19.5 million, or 2.5%. The increase in net sales year-over-year was primarily driven by growth in notebooks/mobility and desktop products of $18.1 and $13.9 million, respectively. This growth was partially offset by a decrease in net/com products of $12.7 million. While net sales in the nine months ended September 30, 2019 were improved by our third quarter results, net sales throughout the year were negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. Though we have experienced strong growth in cloud-based and security software sales, revenues from these products are recognized on a net basis, resulting in a smaller contribution to net sales.

•

Net sales of $433.7 million for the Public Sector Solutions segment reflect an increase of $45.7, or 11.8%. We experienced growth year-over-year in almost every product category, highlighted by increases in net sales of notebooks/mobility, sofware, and desktop products of $16.0 million, $9.9 million, and $8.1 million, respectively.

Gross profit for the nine months ended September 30, 2019 increased year-over-year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Enterprise Solutions segment increased due to higher invoice selling margins of 57 basis points, driven primarily by an increase in software sales reported on a net basis, and partially offset by a decrease in agency fees of 4 basis points. Agency fees, which we receive from vendors for certain software and hardware sales, are recorded as revenue with no corresponding cost of goods sold, and accordingly have a positive impact on gross margin.

•

Gross profit for the Business Solutions segment increased period-over-period primarily from higher invoice selling margins of 81 basis points, driven by an increase in software sales reported on a net basis. Agency fees from enterprise software agreements also increased year-over-year by $2.2 million.

•

Gross profit for the Public Sector Solutions segment increased as a result of changes in customer mix and higher invoice selling margins of 44 basis points, driven primarily by improved hardware margins and an increase in software sales reported on a net basis. Agency fees from enterprise software agreements also increased year-over-year by $0.2 million.

Selling, general and administrative expenses increased in dollars and decreased as a percentage of net sales in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Nine Months Ended September 30,
	2019		2018
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$78.2	9.0%	$74.2	9.0%	5.4%
Business Solutions	111.6	14.0	109.8	14.1	1.6
Public Sector Solutions	51.3	11.8	50.4	13.0	1.8
Headquarters/Other, unallocated	11.0		10.5		4.8
Total	$252.1	12.0%	$244.9	12.3%	2.9%

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and remained flat as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $2.1 million increase in personnel expenses, including merit increases and variable compensation associated with higher gross profit, and  a $1.1 million increase in the usage of Headquarters services.  Also contributing to the year-over-year change were increases in advertising expenses of $0.6 million and depreciation and amortization expense of $0.2 million. SG&A expenses as a percentage of net sales was 9.0% for the Enterprise Solutions segment for both periods ended September 30, 2019 and 2018.

•

SG&A expenses for the Business Solutions segment increased in dollars and decreased slightly as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $2.3 million increase in the usage of Headquarter services in the current period, along with a $1.3 million increase in advertising expenses. These increases were partially offset by a decrease in personnel-related expenses of $0.8 million, which was  driven by a decrease in expenses attributable to the reallocation of certain personnel-related expenses in the first half of 2018 to the Headquarters/Other group, partially offset by increased variable compensation associated with higher gross profits. Also offsetting the period-over-period increases in SG&A expenses was a decrease in bad debt expense associated with the timing of certain write-offs. SG&A expenses as a percentage of net sales was 14.0% for the Business Solutions segment, which reflects a decrease of 10 basis points compared to the prior period.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars and decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $0.8 million increase in the usage of Headquarters sevices, along with a $0.6 million increase in personnel expenses, including variable compensation associated with higher gross profit. These increases were partially offset by a $0.3 million decrease in professional fees. SG&A expenses as a percentage of net sales was 11.8% for the Public Sector segment, which reflects a decrease of 120 basis points compared to the prior period, resulting from net sales growth that outpaced spending compared with the same period a year ago.

•

SG&A expenses for the Headquarters/Other group increased primarily due to a $1.4 million increase in personnel-related costs driven primarily by a higher headcount, increased payroll expense, and increased variable compensation associated with higher gross profits. Professional fees and facilities costs also increased by $1.6 million and $1.2 million, respectively. The Company also incurred $0.7 million in restructuring and other charges in the current year. These increases were partially offset by a decrease in unallocated executive oversight costs of $4.2 million and a decrease in depreciation and amortization expense of $0.3 million. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Restructuring and other charges incurred in the first quarter of 2019 were $0.7 million and related to a reduction in workforce in our Headquarters/Other group, and included cash severance payments and other related benefits. Also included were costs incurred related to the closing of one of our office facilities. There were no such charges incurred in the third quarter of 2019 or in the nine months ended September 30, 2018.

Income from operations for the nine months ended September 30, 2019 increased to $82.4 million, compared to $59.4 million for the nine months ended September 30, 2018, primarily due to the increase in net sales and gross profit year-over-year. Income from operations as a percentage of net sales was 3.9% for the nine months ended September 30, 2019, compared to 3.0% of net sales for the same period in the prior year, primarily due to the growth rate in gross profit exceeding the growth rate in SG&A expenses.

Our effective tax rate was 27.4% for the nine months ended September 30, 2019, compared to 27.6% for the nine months ended September 30, 2018. We expect our corporate income tax rate for 2019 to range from 27% to 29%.

Net income for the nine months ended September 30, 2019 increased to $60.1 million, compared to $43.3 million for the nine months ended September 30, 2018, primarily due to higher gross profit and improved operating expense management in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

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

•	Cash on Hand. At September 30, 2019, we had $98.5 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of September 30, 2019, we had no borrowings under our $50.0 million bank line of credit, which is available until February 10, 2022. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended
($ in millions)	2019	2018
Net cash provided by operating activities	$40.0	$81.3
Net cash used in investing activities	(20.6)	(15.6)
Net cash used in financing activities	(12.6)	(13.4)
Increase in cash and cash equivalents	$6.8	$52.3

Cash provided by operating activities was $40.0 million in the nine months ended September 30, 2019. Cash flow provided by operations in the nine months ended September 30, 2019 resulted primarily from net income before depreciation and amortization, an increase in accrued expenses, and a decrease in prepaid expenses. These factors that contributed to the positive inflow of cash from operating activities were partially offset by increases in accounts receivable and inventory, which grew by $31.4 million and $6.9 million, respectively, compared with the prior year-end balance. Days sales outstanding increased to 52 days at September 30, 2019, compared to 50 days at September 30, 2018. Inventory increased from the prior year-end balance due to higher levels of inventory on-hand related to future backlog and an increase in shipments in transit but not received by our customers as of September 30, 2019 compared to December 31, 2018. Inventory turns decreased to 16 for the third quarter of 2019 compared to 22 turns for the prior year quarter. This decrease was driven by a higher inventory balance in the current period, primarily related to committed customer orders not yet shipped as of the end of the quarter.

Cash used in investing activities in the nine months ended September 30, 2019 represented $20.6 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure, compared to $15.6 million of purchases of property and equipment in the prior year.

Cash used in financing activities in the nine months ended September 30, 2019 consisted primarily of an $8.5 million payment of a special $0.32 per share dividend and $4.4 million for the purchase of treasury shares. In the prior year period, financing activities primarily represented a $9.1 million payment of a special $0.34 per share dividend and $4.4 million for the purchase of treasury shares.

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

Credit Facility.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million. Amounts outstanding under the facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (5.00% at September 30, 2019). The one-month LIBOR rate at September 30, 2019 was 2.02%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” At September 30, 2019, $50.0 million was available for borrowing under the facility.

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

Credit Facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this line of credit. This credit facility contains two financial covenants:

•

Our funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by our consolidated Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during nine months ended September 30, 2019 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of September 30, 2019. Future decreases in our consolidated Adjusted EBITDA, could limit our potential borrowings under the credit facility.

•

Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $443.0 million at September 30, 2019, whereas our consolidated stockholders’ equity at that date was $583.1 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
July 1 - July 31, 2019	—	$—	—	$23,891
August 1 - August 31, 2019	—	$—	—	$23,891
September 1 - September 30, 2019	23,472	$36.73	23,472	$23,029
Total	23,472	$36.73	23,472

(1)

In December 2018, our Board of Directors announced a new share repurchase program of our common stock authorizing up to $25 million in share repurchases to be added to our previous publicly-announced share repurchase programs. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions.

(2)	We have repurchased approximately 2.3 million shares of our common stock for approximately $32 million pursuant to Board-approved programs.

Item 6 - Exhibits

Exhibit Number		Description
10.1	*

Amendment No. 1, dated April 16, 2015, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH

10.2	*

Amendment No. 2, dated August 29, 2019, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH

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

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and September 30, 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity at September 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	October 30, 2019	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	October 30, 2019	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)