Form 10-K
period 2019-12-31
PC CONNECTION INC
filed 2020-02-06
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 28, 2019, based on $34.98 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $388,435,865.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 4, 2020:

Class	Number of Shares
Common Stock, $.01 par value	26,344,841

 The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business

GENERAL

We are a national provider of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We have three operating segments, which serve primarily: (a) small- to medium-sized businesses, or SMBs, in our Business Solutions segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Enterprise Solutions segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector Solutions segment, through our GovConnection subsidiary. Financial results for each of our segments are included in the financial statements attached hereto. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, healthcare, and government markets, (ii) our websites, and (iii) direct responses from customers responding to our advertising media. We offer a broad selection of over 425,000 products at competitive prices, including products from vendors like Apple, Cisco Systems, Dell, Dell-EMC, Hewlett-Packard Inc., Hewlett-Packard Enterprise, Lenovo, Microsoft, and VMWare, and we partner with more than 1,600 suppliers. We typically leverage our state-of-the art logistic capabilities to ship product to customers the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of industry-leading products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for nineteen straight years. Over the past few years, we have received numerous awards, including the Microsoft Excellence in Operations—Double Gold Level Award for delivering market-leading operational excellence, as well as being recently named to the CRN Tech Elite 250 for the fourth year. We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We strive to identify the unique needs of our corporate, government, healthcare, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, integration, deployment, and support of their IT environments. As of December 31, 2019, we employed 841 sales representatives, whose average tenure exceeded seven years. Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever. These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff. We believe that increasing our salesforce productivity is important to our future success, and we have increased our headcount and investments in this area accordingly.

In September 2016, we launched “Connection®”, uniting all of our subsidiaries into one cohesive brand, reflecting the promise of our trademark blue arc and our mission to connect people with technology that enhances growth, elevates productivity, and empowers innovation. MoreDirect, our enterprise team, became Connection® Enterprise Solutions; PC Connection Sales Corp, our SMB-focused team, became Connection® Business Solutions; and GovConnection, our public sector team, became Connection® Public Sector Solutions.

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

MARKET AND COMPETITION

In the fiscal year ended December 31, 2019, we generated approximately 37.6% of our sales from small- to medium-sized customer accounts,  42.3% from medium-to-large corporate accounts (Fortune 1000), and 20.1% from government and educational institutions. The overall IT market that we serve is estimated to be approximately $200 billion.

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

•

Providing consistent customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. We have dedicated our resources to developing strong, long-term relationships with our customers by accurately assessing their IT needs, and providing scalable, high-quality solutions and services through our knowledgeable, well-trained personnel. Through operational excellence, we have efficient delivery programs that provide a quality buying experience for our customers.

•

Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, managed services, cloud solutions, and networking infrastructure, at costs that allow our customers to be more productive while maximizing their IT budgets.  Our advanced solution offerings include network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

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

•

Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last nineteen years. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

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

•

Targeting customer segments.  Through increased targeted marketing, we seek to expand the number of our active customers and generate additional sales to existing customers by providing more value-added services and solutions. We have developed specialty catalogs featuring product offerings designed to address the needs of specific customer populations, including new product inserts targeted to purchasers of graphics, server, and networking products. We also utilize Internet marketing campaigns that focus on select markets, such as healthcare, retail, financial, and manufacturing.

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

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2019	2018	2017
Sales Segment
Enterprise Solutions	42%	43%	39%
Business Solutions	38	38	40
Public Sector Solutions	20	19	21
Total	100%	100%	100%

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

Customers. We maintain an extensive database of customers and prospects. However, no single customer accounted for more than 4% of our consolidated revenue in 2019. While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government were 6.9%, 5.4%, and 7.8% in 2019, 2018, and 2017, respectively. The loss of any single customer would not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business, and as a result, we do not believe that backlog as of any particular dates is an indication of future results.

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

	PERCENTAGE OF
	NET SALES
	Years Ended December 31,
	2019 (1)	2018 (1)	2017 (2)
Notebooks/Mobility	29%	26%	22%
Desktops	12	11	11
Software	12	12	23
Servers/Storage	8	11	9
Net/Com Product	8	8	7
Displays and sound	9	9	8
Accessories	13	13	10
Other Hardware/Services	9	10	10
Total	100%	100%	100%
(1)

The Company adopted ASC 606 in 2018 using the modified retrospective approach, which primarily resulted in certain software sales being reported on a net basis where they would have otherwise been reported on a gross basis under the previous revenue recognition guidance. As a result, certain revenue figures reported in the years ended December 31, 2019 and 2018 may not be comparable with amounts for the year-ended December 31, 2017.

(2)	Product categories were separated into additional categories in 2018. Certain year-ended December 31, 2017 balances have been reclassified to conform to current year presentation.

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

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., our largest supplier, and Synnex accounted for approximately 21% and 14%, respectively, of our total product purchases in 2019. No other singular vendor supplied more than 10% of our total product purchases in the year. In addition to these vendors, product purchases, whether purchased directly or from a wholesale distributor, from Dell, HP Inc., and Tech Data comprised a total of 59% of our product purchases in 2019. We believe that, while we may experience some short-term disruption if products from Ingram, Synnex, or any of these vendors become unavailable to us, alternative sources for these products are available.

Products manufactured by HP collectively represented approximately 19% of our net sales in 2019, 18% in 2018, and 20% in 2017. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Many product suppliers reimburse us for advertisements or other cooperative marketing programs through various marketing vehicles. Reimbursements may be in the form of discounts, advertising allowances, and/or rebates. We also receive allowances from certain vendors based upon the volume of our purchases or sales of the vendors’ products by us. Some of our vendors offer limited price protection in the form of rebates or credits against future purchases. We may also participate in end-of-life product and other special purchases which may not be eligible for price protection.

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

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 80%, 80%, and 77%, of net sales in 2019, 2018, and 2017, respectively. In future years, we expect that products drop shipped from suppliers may increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

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

Our success is dependent in large part on the accuracy and proper use of our information systems to manage our inventory and accounts receivable collections, to purchase, sell, and ship our products efficiently and on a timely basis, and to maintain cost-efficient operations. We expect to continue upgrading our information systems in the future to more effectively manage our operations and customer database.

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

WORK FORCE

As of December 31, 2019, we employed 2,609 persons (full-time equivalent), of whom 1,181 (including 340 management and support personnel) were engaged in sales-related activities, 520 were engaged in providing IT services and customer service and support, 620 were engaged in purchasing, marketing, and distribution-related activities, 85 were engaged in the operation and development of management information systems, and 203 were engaged in administrative and finance functions. We consider our employee relations to be good. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

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

Instability in economic conditions and government spending may adversely affect our business and reduce our operating results.

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

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with other national solutions providers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are the current leaders in the space. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, also sell their products directly to end users through their own direct salesforce, catalogs, stores, and via the Internet. We also compete with computer retail stores and websites, who are increasingly selling to business customers and may become a significant competitor. We compete not only for customers, but also for advertising support from IT product manufacturers. Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and solution providers who have not traditionally sold computers and related products enter the industry.

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

Many product suppliers provide us with advertising allowances, and in exchange, we feature their products on our website and in other marketing vehicles. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expenses. Advertising allowances that cannot be associated with a specific program funded by an individual vendor or that exceed the fair value of advertising expense associated with that program are classified as offsets to cost of sales or inventory. In the past, we have experienced a decrease in the level of vendor consideration available to us from certain manufacturers. The level of such consideration we receive from some manufacturers may decline in the future. Such a decline could decrease our gross profit and have a material adverse effect on our earnings and cash flows.

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

We test goodwill for impairment each year and more frequently if potential impairment indicators arise. Although we did not identify any circumstances during our annual impairment test that indicated the fair value of our Business Solutions and Enterprise Solutions reporting units substantially exceeded their carrying value, should the financial performance of a reporting unit not meet expectations due to the economy or otherwise, we would likely adjust downward expected future operating results and cash flows. Such adjustment may result in a determination that the carrying value of goodwill and other intangibles for a reporting unit exceeds its fair value. This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $73.6 million aggregate carrying amount of goodwill held by our Business Solutions and Enterprise Solutions reporting units, resulting in a negative effect on our results of operations.

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

We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. Although we purchase from a diverse vendor base, product purchases from Ingram Micro, Inc., our largest supplier, and Synnex accounted for approximately 21% and 14%, respectively, of our total product purchases in 2019. No other singular vendor supplied more than 10% of our total product purchases in the year. In addition to these vendors, product purchases, whether purchased directly or from a wholesale distributor, from Dell, HP Inc., and Tech Data comprised a total of 59% of our product purchases in 2019. If we are unable to acquire products, or if we experienced a change in business relationship with any of these vendors, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by Hewlett Packard Enterprise and HP Inc. collectively represented approximately 19% of our net sales in 2019. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2019 was $235.6 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Cyberattacks or the failure to safeguard personal information and our information technology systems could result in liability and harm our reputation, which could adversely affect our business.

Our business is heavily dependent upon information technology networks and systems. Internal or external attacks on those networks and systems could disrupt our normal operations centers and impede our ability to provide critical products and services to our customers and clients, subjecting us to liability under our contracts and damaging our reputation.

Our business also involves the use, storage and transmission of proprietary information and sensitive or confidential data, including personal information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, the evolving nature of threats to data security, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering, and forgery make it increasingly challenging to anticipate and adequately mitigate these risks. We have experienced attacks and attempted attacks that have generally been in the form of active intrusion attempts from the internet, passive vulnerability mapping from the internet, and internal malware and or phishing attempts delivered through user actions.

Breaches in security could expose us, our supply chain, our customers or other individuals to significant disruptions, a risk of public disclosure, loss or misuse of this information. Security breaches could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, as well as the loss of existing or potential customers and damage to our brand and reputation. Moreover, media or other reports of perceived vulnerabilities in our network security or perceived lack of security within our environment, even if inaccurate, could adversely impact our reputation and materially impact our business. The cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations, or cash flows.

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

We collect and remit sales and use taxes in states in which we have either voluntarily registered or have a physical presence. Various states have sought to impose on direct marketers the burden of collecting state sales and use taxes on the sales of products shipped to their residents. Many states have adopted rules that require companies and their affiliates to register in those states as a condition of doing business with those state agencies. Our three sales companies are registered in substantially all states, however, if a state were to determine that our earlier contacts with that state exceeded the constitutionally permitted contacts, the state could assess a tax liability relating to our prior year sales. Various states have from time to time initiated unclaimed property audits of our company escheatment practices.

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

Patricia Gallup and David Hall, our two principal stockholders, beneficially own or control, in the aggregate, approximately 56% of the outstanding shares of our common stock as of December 31, 2019. Because of their beneficial stock ownership, these stockholders can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholders can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by them in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our public stockholders. In connection with our initial public offering, the principal stockholders placed substantially all shares of common stock beneficially owned by them into a voting trust, pursuant to which they are required to agree as to the manner of voting such shares in order for the shares to be voted. Such provisions could discourage bids for our common stock at a premium as well as have a negative impact on the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, from an affiliated company, G&H Post, which is related to us through common ownership. The lease term ended in November 2018, and the Company is currently in the process of negotiating an amendment to extend the lease term. We expect that an extension to the lease will be available at market terms. In addition to the rent payable under the facility lease, we are required to pay real estate taxes, insurance, and common area maintenance charges. The lease has been recorded as a right-of-use asset in the financial statements.

We also lease an office facility adjacent to our corporate headquarters from the same affiliated company, G&H Post. This facility is used by our Public Sector Segment. The lease term ended in July 2018, but the Company is currently in the process of negotiating an amendment to extend the lease term. We expect that an extension to the lease will be available at market terms. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges as either additional rent or directly to third parties and also to pay insurance premiums for the leased property. The lease has been recorded as a right-of-use asset in the financial statements.

We lease a facility in Wilmington, Ohio, which houses our distribution and order fulfillment operations and services all three of our business segments. We also operate sales and support offices throughout the United States and lease facilities at these locations. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that our physical properties will be sufficient to support our anticipated needs through the next twelve months and beyond.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers and their ages as of February 6, 2020 are as follows:

Name	Age	Position
Patricia Gallup	65	Chair and Chief Administrative Officer
Timothy McGrath	61	President and Chief Executive Officer
Thomas Baker	55	Senior Vice President, Chief Financial Officer and Treasurer

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

Thomas Baker has served as our Chief Financial Officer and as a member of our executive management team since he joined the Company in the spring of 2019. Prior to joining Connection, Mr. Baker had served as Corporate Vice President and Chief Financial Officer for the New Markets and Service Group at Applied Materials, Inc., a semiconductor company, since 2013.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN”. As of February 4, 2020, there were 26,344,841 shares of our common stock outstanding, held by approximately 46  stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

In 2019, we declared a special cash dividend of $0.32 per share. The total cash payment of $8.4 million was made on January 10, 2020 to stockholders of record at the close of business on December 27, 2019. In 2018, we declared a special cash dividend of $0.32 per share. The total cash payment of $8.5 million was made on January 11, 2019 to stockholders of record at the close of business on December 28, 2018. We have no current plans to pay additional cash dividends on our common stock in the foreseeable future, and declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

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

In 2018, our Board approved a new share repurchase program authorizing up to $25.0 million in additional share repurchases. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

In 2019, we repurchased 0.1 million shares for $4.5 million under the Board-approved repurchase programs. As of December 31, 2019, we have repurchased an aggregate of 2.4 million shares for $32.1 million under our Board-approved repurchase programs. At December 31, 2019, the maximum approximate dollar value of shares that may yet be purchased under Board-authorized programs was $22.9 million.

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs	(in thousands)
10/01/19-10/31/19	—	$—	—	$23,029
11/01/19-11/30/19	—	—	—	$23,029
12/01/19-12/31/19	2,333	49.18	2,333	$22,914
	2,333	$49.18	2,333

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from December 31, 2014 through December 31, 2019 with the cumulative total return for (i) the Nasdaq Stock Market Composite and (ii) the Nasdaq Retail Trade Stocks (Peer Group) for the period starting December 31,  2014 and ending December 31, 2019. This graph assumes the investment of $100 on December 31,  2014 in our common stock and in each of the two Nasdaq indices, and that dividends are reinvested.

	Base Period	Years Ended
Company Name / Index	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19
PC Connection, Inc.	100.00	93.88	117.90	111.43	127.80	214.79
Nasdaq Stock Market-Composite	100.00	106.96	116.45	150.96	146.67	200.49
Nasdaq Retail Trade (Peer Index)	100.00	104.13	105.33	112.05	112.56	135.43

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2019 (1)	2018 (1)	2017	2016	2015
	(dollars in thousands, except per share)
Consolidated Statement of Operations Data:
Net sales	$2,820,034	$2,699,489	$2,911,883	$2,692,592	$2,573,973
Cost of sales	2,368,724	2,288,403	2,529,807	2,321,435	2,232,954
Gross profit	451,310	411,086	382,076	371,157	341,019
Selling, general and administrative expenses	338,635	324,433	300,913	287,231	262,465
Restructuring and other charges	703	967	3,636	3,406	—
Income from operations	111,972	85,686	77,527	80,520	78,554
Other income, net	707	2,978	98	(67)	(87)
Income before taxes	112,679	88,664	77,625	80,453	78,467
Income tax provision	(30,568)	(24,072)	(22,768)	(32,342)	(31,640)
Net income	$82,111	$64,592	$54,857	$48,111	$46,827

Basic earnings per share	$3.12	$2.42	$2.05	$1.81	$1.77
Diluted earnings per share	$3.10	$2.41	$2.04	$1.80	$1.76

(1)

The Company adopted ASC 606—Revenue from Contracts with Customers in 2018 using the modified retrospective approach, which primarily resulted in certain software sales being reported on a net basis where they would have otherwise been reported on a gross basis under the previous revenue recognition guidance. As a result, net sales for 2019 and 2018 are not comparable to prior periods.

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$467,488	$409,380	$368,080	$328,917	$330,848
Total assets(1)	937,335	805,355	747,851	686,134	639,074
Total stockholders’ equity	597,312	525,903	482,252	433,442	392,451
Cash dividends declared per share	$0.32	$0.32	$0.34	$0.34	$0.40

(1)

The Company adopted ASC 842—Leases in 2019, which primarily resulted in the establishment of a right-of-use asset and corresponding lease liability for certain of our operating leases. As a result, total assets for 2019 are not comparable to prior periods.

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

OVERVIEW

We are a national provider of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party providers. We operate through three sales segments, which serve primarily: (a) small- to medium-sized businesses, or in our Business Solutions segment, through our PC Connection Sales subsidiary, (b) large enterprise customers, in our Enterprise Solutions segment, through our MoreDirect subsidiary, and (c) federal, state, and local government and educational institutions, in our Public Sector Solutions segment, through our GovConnection subsidiary.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Net sales (in millions)	$2,820.0	$2,699.5	$2,911.9
Gross margin	16.0%	15.2%	13.1%
Selling, general and administrative expenses	12.0	12.0	10.3
Income from operations	4.0	3.2	2.7

Net sales of $2,820.0 million in 2019 reflected an increase of $120.5 million compared to 2018, primarily as a result of increased sales across all three of our sales segments. Our investments in advance solutions sales and a strategic focus by customers across all three segments led to an increase in net sales of notebooks/mobility and desktop products. We also saw an increase in net sales of software products, despite being negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. Gross profit dollars increased year-over-year by $40.2 million due to increased sales and higher invoice selling margins. SG&A expenses increased by $14.2 million, mostly due to higher personnel costs and increased advertising expense, but remained flat as a percentage of net sales. Operating income in 2019 increased year-over-year, both in dollars and as a percentage of net sales, by $26.3 million and 80 basis points, respectively, primarily as a result of gross profit increasing at a higher rate than SG&A expenses.

Sales Distribution

The following table sets forth our percentage of net sales by sales segment and product mix:

	Years Ended December 31,
	2019 (1)	2018 (1)	2017
Sales Segment
Enterprise Solutions	42%	43%	39%
Business Solutions	38	38	40
Public Sector Solutions	20	19	21
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	29%	26%	22%
Desktops	12	11	11
Software	12	12	23
Servers/Storage	8	11	9
Net/Com Product	8	8	7
Displays and sound	9	9	8
Accessories	13	13	10
Other Hardware/Services	9	10	10
Total	100%	100%	100%

(1)

The Company adopted ASC 606—Revenue from Contracts with Customers in 2018 using the modified retrospective approach, which primarily resulted in certain software sales being reported on a net basis where they would have otherwise been reported on a gross basis under the previous revenue recognition guidance. As a result, net sales for 2019 and 2018 are not comparable to 2017 amounts.

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2019	2018	2017
Sales Segment
Enterprise Solutions	14.4%	13.9%	12.3%
Business Solutions	19.1	18.0	15.3
Public Sector Solutions	13.6	12.7	10.5
Total Company	16.0%	15.2%	13.1%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our most significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2019	2018	2017 (1)
Personnel costs	$257.8	$249.2	$232.0
Advertising	19.4	16.2	14.4
Facilities operations	19.0	16.9	15.0
Professional fees	10.6	8.6	8.8
Credit card fees	6.6	6.9	7.2
Depreciation and amortization	13.3	14.1	11.8
Other	11.9	12.5	11.7
Total SG&A expense	$338.6	$324.4	$300.9
As a percentage of net sales	12.0%	12.0%	10.3%

(1)	The year-ended December 31, 2017 SG&A amounts are shown net of restructuring and other charges of $3,636, which were included in SG&A expenses in prior-year disclosures.

Personnel costs increased in 2019 compared to 2018 primarily due to increased variable compensation associated with higher gross profit, combined with increases in other employee-related expenses. Depreciation and amortization decreased in 2019 compared to 2018 primarily due to lower levels of IT infrastructure in service in 2019 compared to 2018.

Personnel costs increased in 2018 compared to 2017 primarily due to increased variable compensation associated with higher gross profit and changes in the stock price, which increased stock-based compensation, and increases in other employee-related expenses. Depreciation and amortization increased in 2018 and 2017 due to investments in our IT infrastructure and the amortization of intangible assets added in 2016 with our two acquisitions.

Restructuring and other charges

In the years ended December 31 2019, 2018, and 2017, we undertook a wide range of actions across the Company to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and related costs of $0.7 million, $1.0 million, and $3.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net sales increased by 4.5% to $2,820.0 million in 2019 from $2,699.5 million in 2018. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2019		2018
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Enterprise Solutions	$1,193.8	42.3%	$1,165.1	43.2%	2.5%
Business Solutions	1,060.0	37.6	1,027.9	38.1	3.1
Public Sector Solutions	566.2	20.1	506.5	18.8	11.8
Total	$2,820.0	100.0%	$2,699.5	100.0%	4.5%
Gross Profit:
Enterprise Solutions	$171.7	14.4%	$161.6	13.9%	6.3%
Business Solutions	202.7	19.1	184.9	18.0	9.6
Public Sector Solutions	76.9	13.6	64.6	12.7	19.0
Total	$451.3	16.0%	$411.1	15.2%	9.8%

•

Net sales of $1,193.8 million for the Enterprise Solutions segment reflect an increase of $28.7 million, or 2.5% compared to the prior year, primarily due to increases in net sales of notebooks/mobility and desktop products, which grew by $49.9 million and $28.0 million, respectively. The Enterprise Solutions segment also benefitted from the personal computer refresh driven by the anticipated end-of-life support for Windows 7 and technological advances in hardware that enables modern workplace solutions. These increases in net sales were partially offset by decreases in sales of server/storage and other hardware products of $29.8 million and $21.1 million, respectively, which were primarily attributable to the timing of large product rollouts.

•

Net sales of $1,060.0 million for the Business Solutions segment reflect an increase of $32.1 million, or 3.1%. The increase in net sales year-over-year was primarily driven by growth in desktops and notebooks/mobility products of $19.3 million and $18.0 million, respectively, as the Company benefitted from the personal computer refresh driven by the anticipated end-of-life support for Windows 7 and other technological advances in hardware that enables modern workplace solutions. Net sales of software products also grew by $12.2 million year-over-year despite being negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. Net sales growth was partially offset by a decrease in net/com products of $15.4 million, primarily driven by the timing of large product rollouts.

•

Net sales of $566.2 million for the Public Sector Solutions segment reflect an increase of $59.7 million, or 11.8%. We experienced growth year-over-year in each of our product categories, highlighted by increases in net sales of notebooks/mobility, desktop, and software products of $27.3 million, $10.4 million, and $9.6 million, respectively.

Gross profit for 2019 increased year-over-year both in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Enterprise Solutions segment increased primarily due to higher invoice selling margins of 54 basis points, driven primarily by an increase in software sales reported on a net basis.

•

Gross profit for the Business Solutions segment increased year-over-year largely due to higher invoice selling margins of 97 basis points, primarily driven by an increase in software sales reported on a net basis. Also contributing to the growth were increased agency fees from enterprise software agreements, which grew by approximately 15.5% year-over-year. We receive agency fees from vendors for certain software and hardware sales, which are recorded as revenue with no corresponding cost of goods sold, resulting in a positive impact on gross margin.

•

Gross profit for the Public Sector Solutions segment increased as a result of changes in customer mix and higher invoice selling margins of 85 basis points, driven primarily by improved hardware margins and an increase in software sales reported on a net basis.

Selling, general and administrative expenses in 2019 increased in dollars, but remained flat and as a percentage of net sales compared to the prior year. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2019		2018
		% of Net		% of Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$103.9	8.7%	$99.9	8.6%	4.0%
Business Solutions	150.1	14.2	144.7	14.1	3.7
Public Sector Solutions	69.6	12.3	66.7	13.2	4.3
Headquarters/Other, unallocated	15.0		13.1		14.5
Total	$338.6	12.0%	$324.4	12.0%	4.4%

•

SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $1.9 million increase in personnel expenses, including merit increases and variable compensation associated with higher gross profit, a $1.4 million increase in the usage of Headquarters services, and increases in advertising expenses of $0.6 million. SG&A expenses as a percentage of net sales was 8.7% for the Enterprise Solutions segment, which reflects an increase of 12 basis points compared to the prior period.

•

SG&A expenses for the Business Solutions segment increased in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $3.4 million increase in the usage of Headquarter services and a $2.3 million increase in advertising expenses driven by increased marketing, advertising, and training campaigns directed towards driving sales. These increases were partially offset by a $0.3 million decrease in credit card fees. SG&A expenses as a percentage of net sales was 14.2% for the Business Solutions segment, which reflects an increase of 9 basis points compared to the prior period.

•

SG&A expenses for the Public Sector Solutions segment increased in dollars, but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was mostly due to a $2.0 million increase in personnel expenses, including variable compensation associated with higher gross profit, and an increase in the usage of Headquarters services of $1.4 million. Both professional fees and advertising costs also increased by $0.2 million year-over-year. These increases were partially offset by a decrease in bad debt expense due to the timing of certain write-offs. SG&A expenses as a percentage of net sales was 12.3% for the Public Sector segment, which reflects a decrease of 88 basis points compared to the prior period, resulting from net sales growth that outpaced spending compared with the same period a year ago.

•

SG&A expenses for the Headquarters/Other group increased year-over-year, which was driven primarily by a $4.1 million increase in personnel-related costs driven primarily by a higher headcount, increased payroll expense, and increased variable compensation associated with higher gross profits. Facilities costs and professional fees also increased by $2.0 million and $1.8 million, respectively. These increases were partially offset by a decrease in unallocated executive oversight costs of $6.2 million. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Restructuring and other charges incurred in 2019, 2018, and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
Employee separations	$0.5	$1.0	$0.6
Lease termination costs	0.2	—	—
Relocation expenses	—	—	0.1
Employee compensation	—	—	2.8
Other	—	—	0.1
Total restructuring and other charges	$0.7	$1.0	$3.6

The restructuring and other charges recorded in 2019 were related to a reduction in workforce in our Headquarters/Other group and included cash severance payments and other related benefits. These costs will be paid within a year of termination and any unpaid amounts are included in accrued expenses at December 31, 2019. Also included in net restructuring charges were exit costs incurred associated with the closing of one of our office facilities.

The restructuring and other charges recorded in 2018 were related to a reduction in workforce at our Business Solutions, Public Sector Solutions, and Headquarter segments and included cash severance payments and other related benefits.

The restructuring and other charges recorded in 2017 were primarily driven by a reduction in workforce at our Headquarters segment, along with costs related to the Softmart business, which was acquired in 2016, including expenses to retain certain key personnel brought over in the acquisition. Also in 2017, we incurred additional expense of $2.7 million related to a one-time cash bonus paid to all non-executive employees at the end of the year.

Income from operations increased by $26.3 million, or 30.7%, to $112.0 million in 2019 compared to 2018. Income from operations as a percentage of net sales was 4.0% in 2019 compared to 3.2%  in 2018. The increase in operating income resulted primarily from gross profits increasing at a higher rate than SG&A costs. The increase in operating income as a percentage of net sales resulted primarily from the increase in gross margin.

Income taxes. Our effective tax rate was 27.1% for the year-ended December 31, 2019 and 2018. We expect our corporate income tax rate for 2020 to range from 27% to 29%.

Net income increased by $17.5 million to $82.1 million in 2019, from $64.6 million in 2018, which resulted from the increase in operating income in the current year.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net sales decreased by 7.3% to $2,699.5 million in 2018 from $2,911.8 million in 2017. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2018		2017
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Sales:
Enterprise Solutions	$1,165.1	43.2%	$1,131.8	38.9%	2.9%
Business Solutions	1,027.9	38.1	1,158.6	39.8	(11.3)
Public Sector Solutions	506.5	18.8	621.4	21.3	(18.5)
Total	$2,699.5	100.0%	$2,911.8	100.0%	(7.3)%
Gross Profit:
Enterprise Solutions	$161.6	13.9%	$139.0	12.3%	16.3%
Business Solutions	184.9	18.0	177.8	15.3	4.0
Public Sector Solutions	64.6	12.7	65.3	10.5	(1.1)
Total	$411.1	15.2%	$382.1	13.1%	7.6%

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

Selling, general and administrative expenses in 2018 increased both in dollars and as a percentage of net sales compared to the prior year. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2018		2017
		% of Net		% of Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$99.9	8.6%	$88.2	7.8%	13.3%
Business Solutions	144.7	14.1	136.7	11.8	5.9
Public Sector Solutions	66.7	13.2	64.0	10.3	4.2
Headquarters/Other, unallocated	13.1		12.0		9.2
Total	$324.4	12.0%	$300.9	10.3%	7.8%

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

Net income increased by $9.7 million to $64.6 million in 2018, from $54.9 million in 2017, which resulted from the increase in operating income combined with a lower effective tax rate in 2018.

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

We expect to meet our cash requirements for 2020 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

•	Cash on Hand. At December 31, 2019, we had $90.1 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of December 31, 2019, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 10, 2022. Accordingly, our entire line of credit was available for borrowing at December 31, 2019. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2019	2018	2017

Net cash provided by operating activities	$36.6	$86.8	$19.3
Net cash used in investing activities	(25.7)	(21.2)	(11.8)
Net cash used in financing activities	(12.5)	(23.9)	(6.7)
(Decrease) increase in cash and cash equivalents	$(1.6)	$41.7	$0.8

Cash provided by operating activities decreased $50.2 million in 2019. Cash flow provided by operations in the year resulted primarily from net income before depreciation and amortization and an increase to accounts payable, partially offset by increases in accounts receivable and inventory. Accounts payable increased by $34.0 million year-over-year. Accounts receivable increased by $101.9 million year-over-year, primarily as a result of increased sales and the timing of product shipments. Days sales outstanding increased to 63 days at December 31, 2019, compared to 52 days at December 31, 2018. Inventory increased from the prior year by $5.5 million, which was the result of higher levels of inventory on-hand related to future backlog and an increase in shipments in transit but not received by our customers as of December 31, 2019 compared to December 31, 2018. Inventory turns, which measures the number of times inventory was sold and replaced during the year, decreased to 18 in 2019 compared to 21 in 2018. Operating cash flow in 2018 resulted primarily from net income before depreciation and amortization, a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventory. Operating cash flow in 2017 resulted primarily from net income before depreciation and amortization and an increase in accounts payable, offset partially by an increase in accounts receivable and inventory.

At December 31, 2019, we had $235.6 million in accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit.

Cash used in investing activities increased $4.4 million in 2019 compared to 2018. Cash used in investing activities represented $25.7 million in 2019, primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. Cash used to purchase property and equipment, less proceeds from the sale of equipment, amounted to $21.2 million 2018, compared to $11.8 million in 2017.

Cash used in financing activities decreased $11.3 million in 2019 compared to 2018. Financing uses of cash in 2019 included a $8.5 million payment of a special $0.32 per share dividend declared in December 2018 and paid in January 2019, and $4.5 million for the purchase of treasure shares. These outflows were partially offset by $1.3 million for the issuance of stock under the employee stock purchase plan. Financing uses of cash in 2018 included a $9.1 million payment of a special $0.34 per share dividend declared in December 2017 and paid in January 2018, and $15.4 million for the purchase of treasure shares. These outflows were partially offset by $1.2 million for the issuance of stock under the employee stock purchase plan. Financing uses of cash in 2017 included dividends of $9.0 million declared in December 2016 and paid in January 2017, and were partially offset by $1.2 million for the issuance of stock under the employee stock purchase plan and $1.8 million for the exercise of stock options.

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

Bank Line of Credit. Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.75% at December 31, 2019). The one-month LIBOR rate at December 31, 2019 was 1.76%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.”  We did not have any borrowings under the credit facility at December 31, 2019.

In February of 2017, we renewed our credit facility, extending the expiration date to February 10, 2022, at which time any amounts outstanding become due. The credit facility was renewed with substantially the same terms and conditions as with the preceding agreement.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At December 31, 2019, the entire $50.0 million facility was available for borrowing.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2019 (in thousands):

	Payments Due By Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Operating lease obligations (1)	$15,925	4,767	8,655	1,919	584

(1)	Excluding taxes, insurance, and common area maintenance charges.

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

Bank Line of Credit. Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. As of December 31, 2019, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

•

The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the fourth quarter of 2019 were immaterial, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2019. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

•

Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016. Such amount was calculated at December 31, 2019, as $454.0 million, whereas our actual consolidated stockholders’ equity at this date was $597.3 million.

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

We believe that our accounting policies described below meet the definition of “critical accounting policies.”

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

For certain on-premise licenses for security software, the customer derives substantially all of the benefit from these arrangements through the third-party delivered software maintenance, which provides software updates and other support services. We do not have control over the delivery of these performance obligations, and accordingly we are the agent in these transactions. We recognize revenue for security software net of the related cost of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangement. Cloud products allow customers to use hosted software over the contractual period without taking possession of the software and are provided on a subscription basis. We do not exercise control over these products or services and therefore are an agent in these transactions. We recognize revenue for cloud products net of the related costs of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangements. Amounts recognized on a net basis included in net sales for such software sales transactions were $521.7 million and $396.7 million for the years ended December 31, 2019 and 2018, respectively. Prior to the adoption of ASC 606, a substantial portion of our software sales were recognized on a gross basis.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment and software manufacturers directly to our customers and receive agency, or referral, fees for such transactions. We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer. Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $51.0 million, $46.8 million, and $38.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

We provide our customers with a limited thirty-day right of return, which is generally limited to defective merchandise, and gives rise to variable consideration. Revenue is recognized based on the most likely amount to which we are expected to be entitled. The estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty is resolved. We make estimates of product returns based on significant historical experience. We record our sales return reserve as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses and as a reduction of cost of sales and an associated right of return asset. At December 31, 2019, we recorded sales reserves of $3.5 million and $0.1 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2018, we recorded sales reserves of $3.4 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income. Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $0.9 million in 2019 and $1.3 million in 2018.

Vendor Consideration

We receive allowances from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales. We also receive vendor co-op advertising funding for our marketing activities and other programs. Vendors have the ability to place advertisements in the catalogs or fund other advertising activities for which we receive advertising allowances. These vendor allowances, to the extent that they represent specific reimbursements of incremental and identifiable costs, are offset against SG&A expense on the consolidated statements of income. Vendor consideration that cannot be associated with a specific program funded by an individual vendor or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales. Our vendor partners generally consolidate their funding of advertising and other marketing programs, and as a result, we classify substantially all vendor allowances as a reduction of cost of inventory purchases rather than a reduction of advertising expense.

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or net realizable value, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our obsolescence charges have ranged between $3.4 million and $7.0 million per annum. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

Value of Goodwill and Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheet, which are all currently classified as held for use. These include property and equipment, identifiable intangibles, an internet domain name, which is an indefinite-lived intangible asset not subject to amortization, and goodwill. An impairment review is undertaken on (1) an annual basis for goodwill and an indefinite-lived intangible; and (2) on an event-driven basis for all long-lived assets when facts and circumstances suggest that cash flows from such assets may be diminished. We have historically reviewed the carrying value of all these assets based partly on our projections of anticipated cash flows. These projections are, in part, dependent upon anticipated market conditions, operational performance, and legal status. Any impairment charge that is recorded negatively impacts our earnings. Cash flows are generally not impacted by an impairment charge.

For 2018 and 2017, using both income and market valuation approaches, we performed a two-step quantitative test to compare the fair value of our reporting units with their respective carrying values, including goodwill. If the fair values were determined to be less than the carrying values, the second step would be performed to measure the amounts, if any, of the impairment. In 2019, rather than perform the two-step quantitative analysis, the Company performed a qualitative “Step 0” analysis, which allows us to consider qualitative factors that might impact the carrying amount of our goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the “Step 0” impairment assessment included our performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in our stock price and market capitalization, and other relevant entity-specific events.

Our Enterprise Solutions and Business Solutions segments hold $66.2 million and $7.4 million of goodwill, respectively. We concluded that there were no indications that the carrying values of the two reporting units and the domain name exceeded their respective fair values, and accordingly, an impairment was not identified in the annual test. While we believe that our conclusions are reasonable, different assumptions could materially affect our valuations and result in impairment charges against the carrying values of those remaining assets in our Enterprise Solutions and Business Solutions segments. Please see Note 3, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our annual impairment test analysis.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Our average outstanding borrowings during 2019 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PC Connection, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 6, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the adoption of a new accounting standard.

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

February 6, 2020

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Information about our Executive Officers” in Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019 (the “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

(b)Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.1(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.2(10)	Amended and Restated Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
4.2	Description of Securities Registered Under Section 12 of the Exchange Act
9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2(4)*	Amended and Restated 1997 Stock Incentive Plan.
10.3(21)*	Amended and Restated 2007 Stock Incentive Plan, as amended.
10.4(23)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.5(9)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.
10.6(9)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.
10.7(15)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.8(15)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.9(17)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.
10.10(19)*	Executive Bonus Plan, as amended.
10.11(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.12(11)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.
10.13(7)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
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

10.40(8)	Fifth Amendment, dated December 12, 2005, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.41(13)	Sixth Amendment, dated September 18, 2008, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.

10.42(17)	Seventh Amendment, dated May 21, 2012, to the Lease Agreement between GovConnection, Inc. and Metro Park I, LLC, dated December 14, 1993, for property located in Rockville, Maryland.
10.43(26)*	Employment Agreement, dated March 1, 2019, between the Registrant and Thomas Baker
10.44(26)*	Letter Agreement, dated February 28, 2019, between the Registrant and Stephen Sarno.
10.45(27)

Amendment No. 1, dated April 16, 2015, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH

10.46(27)

Amendment No. 2, dated August 29, 2019, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH

21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Label Linkbase Document.
101.PRE **	XBRL Taxonomy Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(4)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(5)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 30, 2006.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 10, 2007.
(10)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(11)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 12, 2008.
(12)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 11, 2008.
(13)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2008.
(14)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on March 16, 2009.

(15)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2010.
(16)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0‑23827, filed on February 28, 2012.
(17)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 8, 2012.
(18)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 4, 2013.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 29, 2013.
(20)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 9, 2014.
(21)	Incorporated by reference from Appendix A filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 9, 2019.
(22)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 31, 2014.
(23)	Incorporated by reference from Appendix B filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 9, 2019.
(24)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 16, 2017.
(25)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 3, 2017.
(26)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 2, 2019.
(27)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 30, 2019.

*     Management contract or compensatory plan or arrangement.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017, (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: February 6, 2020
	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath	President and Chief Executive Officer (Principal Executive Officer)	February 6, 2020

/s/ THOMAS C. BAKER
Thomas C. Baker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 6, 2020

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	February 6, 2020

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	February 6, 2020

/s/ BARBARA DUCKETT
Barbara Duckett	Director	February 6, 2020

/s/ JACK FERGUSON
Jack Ferguson	Director	February 6, 2020

/s/ DAVID HALL
David Hall	Director	February 6, 2020

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PC Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 6, 2020

We have served as the Company's auditor since 1984.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$90,060	$91,703
Accounts receivable, net	549,626	447,698
Inventories, net	124,666	119,195
Income taxes receivable	1,388	922
Prepaid expenses and other current assets	10,671	9,661
Total current assets	776,411	669,179
Property and equipment, net	64,226	51,799
Right-of-use assets	13,842	—
Goodwill	73,602	73,602
Intangibles assets, net	8,307	9,564
Other assets	947	1,211
Total Assets	$937,335	$805,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$235,641	$201,640
Accrued payroll	28,050	24,319
Accrued expenses and other liabilities	45,232	33,840
Total current liabilities	308,923	259,799
Deferred income taxes	20,170	17,184
Noncurrent operating lease liabilities	10,330	—
Other liabilities	600	2,469
Total Liabilities	340,023	279,452
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized, 28,870 and 28,787 issued, 26,345 and 26,396 outstanding at December 31, 2019 and 2018, respectively	288	288
Additional paid-in capital	118,045	115,842
Retained earnings	514,694	441,010
Treasury stock at cost, 2,526 and 2,391 shares at December 31, 2019 and 2018, respectively	(35,715)	(31,237)
Total Stockholders’ Equity	597,312	525,903
Total Liabilities and Stockholders’ Equity	$937,335	$805,355

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$2,820,034	$2,699,489	$2,911,883
Cost of sales	2,368,724	2,288,403	2,529,807
Gross profit	451,310	411,086	382,076
Selling, general and administrative expenses	338,635	324,433	300,913
Restructuring and other charges	703	967	3,636
Income from operations	111,972	85,686	77,527
Other income, net	707	2,978	98
Income before taxes	112,679	88,664	77,625
Income tax provision	(30,568)	(24,072)	(22,768)
Net income	$82,111	$64,592	$54,857

Earnings per common share:
Basic	$3.12	$2.42	$2.05
Diluted	$3.10	$2.41	$2.04

Shares used in computation of earnings per common share:
Basic	26,335	26,717	26,771
Diluted	26,505	26,854	26,891

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2016	28,465	$285	$111,081	$337,938	(1,856)	$(15,862)	$433,442
Stock options exercised	157	2	1,748	—	—	—	1,750
Issuance of common stock under Employee Stock Purchase Plan	47	—	1,197	—	—	—	1,197
Stock-based compensation expense	—	—	741	—	—	—	741
Restricted stock units vested	40	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(613)	—	—	—	(613)
Dividend declaration	—	—	—	(9,122)	—	—	(9,122)
Net income	—	—	—	54,857	—	—	54,857
Balance - December 31, 2017	28,709	$287	$114,154	$383,673	(1,856)	$(15,862)	$482,252
Cumulative effect of adoption of ASC 606	—	—	—	1,197	—	—	1,197
Issuance of common stock under Employee Stock Purchase Plan	41	1	1,246	—	—	—	1,247
Stock-based compensation expense	—	—	1,080	—	—	—	1,080
Restricted stock units vested	37	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(638)	—	—	—	(638)
Repurchase of common stock for treasury	—	—	—	—	(535)	(15,375)	(15,375)
Dividend declaration	—	—	—	(8,452)	—	—	(8,452)
Net income	—	—	—	64,592	—	—	64,592
Balance - December 31, 2018	28,787	$288	$115,842	$441,010	(2,391)	$(31,237)	$525,903
Issuance of common stock under Employee Stock Purchase Plan	32	—	1,253	—	—	—	1,253
Stock-based compensation expense	—	—	1,863	—	—	—	1,863
Restricted stock units vested	51	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(913)	—	—	—	(913)
Repurchase of common stock for treasury	—	—	—	—	(135)	(4,478)	(4,478)
Dividend declaration	—	—	—	(8,427)	—	—	(8,427)
Net income	—	—	—	82,111	—	—	82,111
Balance - December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows provided by Operating Activities:
Net income	$82,111	$64,592	$54,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,314	14,063	11,839
Provision for doubtful accounts	25	1,680	1,658
Stock-based compensation expense	1,863	1,080	741
Deferred income taxes	2,986	1,488	(3,906)
Loss on disposal of fixed assets	213	51	24
Changes in assets and liabilities:
Accounts receivable	(101,953)	14,872	(39,457)
Inventories	(5,471)	(23,311)	(16,218)
Prepaid expenses, income tax receivables and other current assets	(1,476)	(1,045)	(2,097)
Other non-current assets	264	2,403	(4,265)
Accounts payable	34,960	5,722	15,807
Accrued expenses and other liabilities	9,767	5,244	337
Net cash provided by operating activities	36,603	86,839	19,320
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(25,656)	(21,238)	(11,803)
Net cash used in investing activities	(25,656)	(21,238)	(11,803)
Cash Flows (used in) provided by Financing Activities:
Proceeds from short-term borrowings	—	859	—
Repayment of short-term borrowings	—	(859)	—
Purchase of treasury shares	(4,478)	(15,375)	—
Dividend payment	(8,452)	(9,122)	(9,041)
Proceeds from exercise of stock options	—	—	1,750
Issuance of stock under Employee Stock Purchase Plan	1,253	1,247	1,197
Payment of payroll taxes on stock-based compensation through shares withheld	(913)	(638)	(613)
Net cash used in financing activities	(12,590)	(23,888)	(6,707)
Increase (decrease) in cash and cash equivalents	(1,643)	41,713	810
Cash and cash equivalents, beginning of year	91,703	49,990	49,180
Cash and cash equivalents, end of year	$90,060	$91,703	$49,990

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$1,463	$2,422	$699
Dividend declaration	8,427	8,452	9,122
Supplemental Cash Flow Information:
Income taxes paid	$28,460	$19,945	$28,927

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a leading solutions provider of a wide range of information technology, or IT, solutions. The Company help its customers design, enable, manage, and service their IT environments. The Company provides IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that it purchases from manufacturers, distributors, and other suppliers. The Company also offers services involving design, configuration, and implementation of IT solutions. These services are performed by the Company’s personnel and by first-party service providers. The Company operates through three sales segments: (a) the Business Solutions segment, which serves small- to medium-sized businesses, through its PC Connection Sales subsidiary, (b) the Enterprise Solutions segment, which serves large enterprise customers, through its MoreDirect subsidiary, and (c) the Public Sector Solutions segment, which serves federal, state, and local governmental and educational institutions, through its GovConnection subsidiary.

The following is a summary of the Company’s significant accounting policies:

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

Reclassification of Prior Year Presentation

Certain 2017 amounts have been reclassified for consistency with current year presentation. Restructuring and other charges have been separated from selling, general, and administrative expenses on the Consolidated Statements of Income. These charges amount to $703,  $967, and $3,636 for the years ending December 31, 2019, 2018, and 2017, respectively. This change in classification does not affect previously reported net income or earnings per share figures in the Consolidated Statements of Income.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606—Revenue from Contracts with Customers (“ASC 606”), which replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In most instances, when several performance obligations are aggregated into one single transaction, these performance obligations are fulfilled at the same point in time. The Company accounts for an arrangement when it has approval and commitment from both parties, the rights are identified, the contract has commercial substance, and collectability of consideration is probable. The Company generally obtains oral or written purchase authorizations from its customers for a specified amount of product at a specified price, which constitutes an arrangement. Revenue is recognized at the amount expected to be collected, net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company generally invoices for its products at the time of shipping, and accordingly there is not a significant financing component included in our arrangements.

Prior to the adoption of ASC 606, revenue on product sales was recognized at the point in time when persuasive evidence of an arrangement existed, the price was fixed or determinable, delivery had occurred, and there was a reasonable assurance of collection of the sales proceeds. Service revenue was recognized over time as the services were performed. The Company evaluated such engagements to determine whether it or the third party assumed the general risk and reward of ownership in these transactions. This evaluation was the basis by which we determined that revenue from these transactions would be recognized on a gross or a net basis.

In multiple-element revenue arrangements, each service performed and product delivered was considered a separate deliverable and qualified as a separate unit of accounting. For material multiple element arrangements, the Company allocated revenue based on vendor-specific objective evidence of fair value of the underlying services and products. In the absence of vendor-specific objective evidence, the Company would utilize third-party evidence to allocate the selling price. If neither vendor-specific objective evidence nor third-party evidence was available, the Company would estimate the selling price based on market price and company-specific factors.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $5,553 and $2,651 at December 31, 2019 and 2018, respectively.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and customer creditworthiness. The Company maintains an allowance for estimated doubtful accounts based on its historical experience and the customer credit issues identified. The Company’s customers do not post collateral for open accounts receivable. The Company monitors collections regularly and adjusts the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Trade receivables are written off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received.

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

Vendor Consideration

The Company receives funding from merchandise vendors for price protections, discounts, product rebates, and other programs. These allowances are treated as a reduction of the vendor’s prices and are recorded as adjustments to cost of sales. Allowances for product rebates that require certain volumes of product sales or purchases are recorded as the related milestones are probable of being met.

Advertising Costs and Vendor Consideration

Vendors have the ability to fund advertising activities for which the Company receives advertising consideration. This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against SG&A expenses. Advertising consideration that cannot be associated with a specific program or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales. The Company’s vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, the Company classifies substantially all vendor consideration as a reduction of cost of sales rather than a reduction of advertising expense. Other advertising costs are expensed as incurred. Advertising expense, which is classified as a component of SG&A expenses, totaled $19,407,  $16,244, and $14,437, for the years ended December 31, 2019, 2018, and 2017, respectively.

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

When events or circumstances indicate a potential impairment, the Company evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. The Company recognizes impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.

Goodwill and Other Intangible Assets

The Company’s intangible assets consist of (1) goodwill, which is not subject to amortization; (2) an internet domain name, which is an indefinite-lived intangible not subject to amortization; and (3) amortizing intangibles, which consist of customer lists, trade names, and customer relationships, which are being amortized over their useful lives.

Note 3 describes the annual impairment methodology that the Company uses each year in calculating the recoverability of goodwill and non-amortizing intangibles. This same impairment test is performed at other times during the course of a year should an event occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for more than 4% of total net sales in 2019, 2018, and 2017. While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government as a percentage of total net sales were 6.9%,  5.4%, and 7.8% in 2019, 2018, and 2017, respectively.

Product purchases from Ingram Micro, Inc. (“Ingram”), the Company’s largest supplier, and Synnex accounted for approximately 21% and 14%, respectively, of the Company’s total product purchases in 2019. No other vendor supplied more than 10% of the Company’s total product purchases in the year. In addition to these vendors, product purchases from other distributors, such as Dell, HP Inc. and Tech Data comprised a total of 59% of our product purchases in 2019. The Company believes that, while it may experience some short-term disruption if products from Ingram, Synnex, or any of its other large suppliers become unavailable to us, alternative sources for these products are available.

Products manufactured by Hewlett Packard Enterprise and HP Inc. collectively represented approximately 19% of the Company’s net sales in 2019, 18% in 2018 and 20% in 2017. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on the Company’s results of operations and cash flows.

Restructuring and other charges

Restructuring and other charges are presented separately from SG&A expenses. Costs incurred were as follows:

	Year Ended December 31,
	2019	2018	2017
Employee separations	$553	$967	$640
Lease termination costs	150	—	—
Relocation expenses	—	—	84
Employee compensation	—	—	2,800
Other	—	—	112
Total restructuring and other charges	$703	$967	$3,636

The restructuring and other charges recorded in 2019 were related to a reduction in workforce in our Headquarters/Other group and included cash severance payments and other related benefits. These costs will be paid within a year of termination and any unpaid amounts are included in accrued expenses at December 31, 2019. Also included in net restructuring charges were exit costs incurred associated with the closing of one of our office facilities.

The restructuring and other charges recorded in 2018 were related to a reduction in workforce at our Business Solutions, Public Sector Solutions, and Headquarter segments and included cash severance payments and other related benefits.

The restructuring and other charges recorded in 2017 were primarily driven by a reduction in workforce at our Headquarters segment, along with costs related to the Softmart business, which was acquired in 2016, including expenses to retain certain key personnel brought over in the acquisition. Also in 2017, we incurred additional expense of $2,700 related to a one-time cash bonus paid to all non-executive employees at the end of the year.

Overall, restructuring and other charges consist primarily of employee termination benefits, which are accrued in the period incurred and paid within a year of termination. Included in accrued expenses at December 31, 2019, 2018, and 2017 were $110,  $784, and $2, respectively, related to unpaid employee termination benefits. The amount accrued as of December 31, 2019 is expected to be paid in 2020.

Other restructuring-related charges such as acquisition costs, relocation expenses and significant marketing campaigns are expensed and paid as incurred.

All planned restructuring and other charges were incurred as of December 31, 2019 and we have no ongoing restructuring plans.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2019	2018	2017
Numerator:
Net income	$82,111	$64,592	$54,857
Denominator:
Denominator for basic earnings per share	26,335	26,717	26,771
Dilutive effect of employee stock awards	170	137	120
Denominator for diluted earnings per share	26,505	26,854	26,891
Earnings per share:
Basic	$3.12	$2.42	$2.05
Diluted	$3.10	$2.41	$2.04

For the years ended December 31, 2019, 2018, and 2017, the Company did not exclude any outstanding nonvested stock units or stock options from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Other Income, Net

Other income, net for the year ended December 31, 2019 consisted of interest income of $810, which was partially offset by interest expense of $103.

Other income, net for the year ended December 31, 2018 consisted of $2,255 related to a gain, net of costs incurred of $745, that was realized upon execution of a favorable $3,000 cash resolution of a contract dispute that arose in 2017.

The Company included the $3,000 it was owed in other assets as of December 31, 2018. Also included in other income, net for the year ended December 31, 2018 was interest income of $868, offset partially by interest expense of $145.

Other income, net for the year ended December 31, 2017 consisted of interest income of $224, which was partially offset by interest expense of $126.

Comprehensive Income

The Company had no items of comprehensive income, other than its net income for each of the periods presented.

Adoption of Recently Issued Financial Accounting Standards

ASC 842

In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASC 842 - Leases, which amended the accounting standards for leases. The core principle of the guidance is that an entity should establish a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months.

The Company adopted ASC 842 effective January 1, 2019 using a modified retrospective transition approach to each lease that existed as of the adoption date and any leases entered into after that date. The Company elected the package of practical expedients which permits it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company also elected the hindsight practical expedient, which allows it to use hindsight in determining the lease term. The adoption did not result in a cumulative adjustment to opening equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In assessing the impact of the adoption, the Company elected to apply the short-team lease exception to any leases with contractual obligations of one year or less. In accordance with the new accounting standard, these leases will not have a ROU asset and associated lease liability on the balance sheet. Instead, rent will be recognized on a straight-line basis over the term of the lease. Consequently, the adoption resulted in the capitalization of a number of the Company’s office leases as of January 1, 2019, for which it recognized a lease liability of $18,835, which was based on the present value of the future payments for these leases. The Company recorded a corresponding right-of-use asset of $18,723, which was adjusted for $114 of remaining unamortized lease incentives as of December 31, 2018. Only those components that were considered integral to the right to use an underlying asset were considered lease components when determining the amounts to capitalize. None of the nonlease components identified were capitalized and are instead expensed as incurred. In accordance with ASC 842, the discount rates used in the present value calculations for each lease should be the rates implicit in the lease, if readily available. Since none of the lease agreements contain an implicit rate that is readily available, the Company utilized estimated rates that it would have incurred to borrow, over a similar term, the funds necessary to purchase the respective leased asset with cash. The remaining contractual term for these leases as of January 1, 2019 ranged from 20 to 197 months. Options to renew were considered in determining the present value of the future lease payments in the event the Company believed it was reasonably certain it will assert its respective options to renew.

ASC 606

On May 28, 2014, the FASB issued ASC 606 – Revenue from Contracts with Customers, which amended the accounting standards for revenue recognition and expanded our disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018 the Company adopted ASC 606 using the modified retrospective transition method, which resulted in an adjustment at January 1, 2018 to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. Upon adoption we recorded $1,197 as an increase to retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption resulted in an acceleration of the timing of revenue recognized for certain transactions where product that remained in the Company’s possession has been recognized as of the transaction date when all revenue recognition criteria have been met.

The following table presents the effect of the adoption of ASC 606 on the Company’s consolidated balance sheets as of January 1, 2018:

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

In addition to the timing of revenue recognition impacted by the above-described transactions, upon adoption of ASC 606, the amount of revenue to be recognized prospectively was affected by the presentation of revenue transactions as an agent instead of principal in certain transactions. Specifically, revenue related to the sale of cloud products, as well as certain security software, is now being recognized net of costs as the Company determined that it acts as an agent in these transactions. These sales are recorded on a net basis at a point in time when the Company’s vendor and the customer accept the terms and conditions in the sales arrangement. In addition, the Company sells third-party software maintenance that is delivered over time either separately or bundled with the software license. The Company has determined that software maintenance is a distinct performance obligation that it does not control, and accordingly, the Company acts as an agent in these transactions and recognizes the related revenue on a net basis under ASC 606. The Company previously recognized revenue for cloud products, security software, and software maintenance on a gross basis (i.e., acting as a principal). This change reduced both net sales and cost of sales with no impact on reported gross profit as compared to the Company’s prior accounting policies.

The following tables present the effect of the adoption of ASC 606 on the Company’s consolidated income statement and balance sheet for the year ended December 31, 2018 and as of December 31, 2018, respectively:

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

The Company has elected the use of certain practical expedients in its adoption of the new standard, which includes continuing to record revenue reported net of applicable taxes imposed on the related transaction and the application of the new standard to all arrangements not completed as of the adoption date. The Company has also elected to use the practical expedient to not account for the shipping and handling as separate performance obligations. Adoptions of the standard related to revenue recognition had no net impact on our consolidated statement of cash flows.

ASU 2016-09

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted this standard on January 1, 2017. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The primary impact of the adoption was the recognition of excess tax benefits related to equity compensation in the Company’s provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. There were no unrecognized excess tax benefits at implementation. Accordingly, the Company recorded discrete income tax benefits in the consolidated statements of income of $1,054 in the year ended December 31, 2017, for excess tax benefits related to equity compensation. The corresponding cash flows were reflected in cash provided by operating activities instead of financing activities, as was previously required. The Company adopted the cash flow presentation that requires presentation of excess tax benefits within operating activities on a prospective basis. Additionally, under ASU 2016-09, the Company has elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on the Company’s results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares also had no impact to any of the periods presented in the Company’s consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

Recently Issued Financial Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning January 1, 2020 for both interim and annual reporting periods. The Company expects to adopt this standard in the first quarter of 2020 and it does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which adds an impairment model for financial instruments, including trade receivables, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected losses, which is expected to result in more timely recognition of such losses. The new standard is effective for fiscal years beginning after December 15, 2019 for both interim and annual reporting periods. The Company has evaluated the requirements of this ASU and determined that the potential exposure is limited to the impact this standard may have on its trade receivables. The Company does not currently have any other financial instruments that would be affected by this standard. Customers are evaluated for their credit worthiness at the time of contract inception. Based on the results of the assessment, the Company will extend credit under its standard payment terms or may request alternative early payment actions. In addition, the Company analyzes its aged receivables for collectability at least quarterly, and if necessary, records a reserve against those receivable it determines may not be collectable. As such, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2.   REVENUE

Nature of Products and Services

Information technology (“IT”) products typically represent a distinct performance obligation, and revenue is recognized at the point in time when control is transferred to the customer which is generally upon delivery to the customer. The Company recognizes revenue as the principal in the transaction with the customer (i.e., on a gross basis), as it controls the product prior to delivery to the customer and derive the economic benefits from the sales transaction given the Company’s control over customer pricing.

The Company does not recognize revenue for goods that remain in its physical possession before the customer has the ability to direct the use of, and obtain substantially all of the remaining benefits from the products, the goods are ready for physical transfer to and identified as belonging to the customer, and when the Company has no ability to use the product or to direct it to another customer.

Licenses for on-premise software provide the customer with a right to take possession of the software. Customers may purchase perpetual licenses or enter into subscriptions to the licensed software. The Company is the principal in these transactions and recognizes revenue for the on-premise license at the point in time when the software is made available to the customer and the commencement of the term of the software license or when the renewal term begins, as applicable.

For certain on-premise licenses for security software, the customer derives substantially all of the benefit from these arrangements through the third-party delivered software maintenance, which provides software updates and other support services. The Company does not have control over the delivery of these performance obligations, and accordingly the Company is the agent in these transactions. The Company recognizes revenue for security software net of the related costs of sales at the point in time when its vendor and customer accept the terms and conditions in the sales arrangement. Cloud products allow customers to use hosted software over the contractual period without taking possession of the software and are provided on a subscription basis. The Company does not exercise control over these products or services and therefore is an agent in these transactions. The Company recognizes revenue for cloud products net of the related costs of sales at the point in time when its vendor and customer accept the terms and conditions in the sales arrangements.

Certain software sales include on-premise licenses that are combined with software maintenance. Software maintenance conveys rights to updates, bug fixes and help desk support, and other support services transferred over the underlying contract period. On-premise licenses are considered distinct performance obligations when sold with the software maintenance, as the Company sells these items separately. The Company recognizes revenue related to the software maintenance as the agent in these transactions because it do not have control over the on-going software maintenance service. Revenue allocated to software maintenance is recognized at the point in time when the Company’s vendor and customer accept the terms and conditions in the sales arrangements.

Certain of the Company’s larger customers are offered the opportunity by vendors to purchase software licenses and maintenance under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, the Company’s vendors will transfer the license and bill the customer directly, paying resellers, such as the Company, an agency fee or commission on these sales. The Company records these agency fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, the Company invoices the customer directly under an EA and account for the individual items sold based on the nature of each item. The Company’s vendors typically dictate how the EA will be sold to the customer.

The Company also offers extended service plans (“ESP”) on IT products, both as part of the initial arrangement and separately from the IT products. The Company recognizes revenue related to ESP as the agent in the transaction because it does not have control over the on-going ESP service and does not provide any service after the sale. Revenue allocated to ESP is recognized at the point in time when the Company’s vendor and customer accept the terms and conditions in the sales arrangement.

The Company uses its own engineering personnel to assist in projects involving the design and installation of systems and networks, and also engages third-party service providers to perform warranty maintenance, implementations, asset disposal, and other services. Service revenue is recognized in general over time as the Company performs the underlying services and satisfies its performance obligations. The Company evaluates such engagements to determine whether it is the principal or the agent in each transaction. For those transactions in which we do not control the service, the Company acts as an agent and recognizes the transaction revenue on a net basis at a point in time when the vendor and customer accept the terms and conditions in the sales arrangement.

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

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products or services to a customer. Determining whether the Company is the agent or the principal and whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

The Company estimates the standalone selling price (“SSP”) for each distinct performance obligation when a single arrangement contains multiple performance obligations and the fulfillment occurs at different points of times. The Company maximizes the use of observable inputs in the determination of the estimate for SSP for the items that it does not sell separately, including on-premise licenses sold with software maintenance, and IT products sold with ESP. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

The Company provides its customers with a limited thirty-day right of return, which is generally limited to defective merchandise, and gives rise to variable consideration. Revenue is recognized based on the most likely amount to which it is expected to be entitled. The estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty is resolved. The Company makes estimates of product returns based on significant historical experience. The Company records its sales return reserve as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses and as a reduction of cost of sales and an associated right of return asset.

Description of Revenue

The Company disaggregates revenue from its arrangements with customers by type of products and services, as it believes this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the twelve months ended December 31, 2019 and 2018, along with the reportable segment for each category.

	Twelve Months Ended December 31, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$317,282	$322,530	166,132	$805,944
Desktops	127,373	154,602	63,949	345,924
Software	146,287	133,584	54,956	334,827
Servers/Storage	105,617	72,445	60,334	238,396
Net/Com Products	94,340	72,185	52,776	219,301
Displays and Sound	88,667	105,172	56,183	250,022
Accessories	98,890	211,772	46,647	357,309
Other Hardware/Services	81,593	121,530	65,188	268,311
Total net sales	$1,060,049	$1,193,820	$566,165	$2,820,034

	Twelve Months Ended December 31, 2018
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$299,247	$272,589	138,818	$710,654
Desktops	108,096	126,643	53,569	288,308
Software	134,071	135,420	45,365	314,856
Servers/Storage	111,559	102,209	59,653	273,421
Net/Com Products	109,702	62,060	52,287	224,049
Displays and Sound	89,779	109,497	52,760	252,036
Accessories	95,342	214,102	43,696	353,140
Other Hardware/Services	80,122	142,622	60,281	283,025
Total net sales	$1,027,918	$1,165,142	$506,429	$2,699,489

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$5,942	$2,679

Significant changes in the contract liability balances during the years ended December 31, 2019 and 2018 are as follows (in thousands):

2018
Balances at December 31, 2017	$2,914
Cash received in advance and not recognized as revenue	16,279
Amounts recognized as revenue as performance obligations satisfied	(16,514)
Balances at December 31, 2018	$2,679

2019
Balances at December 31, 2018	$2,679
Cash received in advance and not recognized as revenue	15,835
Amounts recognized as revenue as performance obligations satisfied	(12,572)
Balances at December 31, 2019	$5,942

k

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of November 30 and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value. For 2018 and 2017, using both income and market valuation approaches, the Company has performed a two-step quantitative test to compare the fair value of its reporting units with their respective carrying values, including goodwill. If the fair values were determined to be less than the carrying values, the second step would be performed to measure the amounts, if any, of the impairment.

For 2019, the Company performed a qualitative “Step 0” analysis. ASC 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the “Step 0” impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events. Based on the analysis, there were no indications that an impairment was more than likely to exist.

Goodwill is held by the Company’s Large Account and SMB segments. The Company concluded that the fair values of the domain name and the two reporting units each exceeded the respective carrying values, and accordingly, an impairment was not identified in the annual test. The Company also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying values of the reporting units or the domain name were in excess of the respective fair values during the year ended December 31, 2019.

The carrying amount of goodwill for the periods presented is detailed below:

Balance at December 31, 2018	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Balance at December 31, 2019	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Intangible Assets

At December 31, 2019,  the Company’s intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization. In addition, in 2016 the Company acquired customer relationships from its Softmart and GlobalServe acquisitions, which will be amortized on a straight-line basis over their estimated useful lives of 10 years. The Company’s remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets. Intangible assets and related accumulated amortization are detailed below:

		December 31, 2019			December 31, 2018
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	8	$3,400	$3,400	$—	$3,400	$3,364	$36
Tradename	5	1,190	1,190	—	1,190	1,190	—
Customer relationships	10	12,200	4,343	7,857	12,200	3,122	9,078
Total intangible assets		$16,790	$8,933	$7,857	$16,790	$7,676	$9,114

In 2019, 2018, and 2017,  the Company recorded amortization expense of $1,257,  $1,461, and $1,561, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows:

For the Years Ended December 31,
2020	$1,220
2021	1,220
2022	1,220
2023	1,220
2024	1,220
2025 and thereafter	1,757
$7,857

4.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2019	2018
Trade	$498,721	$401,530
Vendor consideration, returns and other	56,459	52,560
Due from employees	114	107
Total gross accounts receivable	555,294	454,197
Allowances for:
Sales returns	(3,466)	(3,397)
Doubtful accounts	(2,202)	(3,102)
Accounts receivable, net	$549,626	$447,698

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2019	2018
Computer software, including licenses and internally-developed software	$95,214	$75,528
Furniture and equipment	36,098	36,147
Leasehold improvements	8,516	8,102
Total	139,828	119,777
Accumulated depreciation and amortization	(75,602)	(67,978)
Property and equipment, net	$64,226	$51,799

We recorded depreciation and amortization expense for property and equipment of $12,057, $12,602, and $10,278 in 2019,  2018, and 2017, respectively.

6.   LEASES

The Company leases certain facilities from a related party, which is affiliated with the Company through common ownership. Included in the right-of-use asset as of December 31, 2019 was $4,689 and a corresponding lease liability of

$4,689 associated with related party leases. As of December 31, 2019, the Company had no leases that were classified as financing leases and there were no additional operating or financing leases that have not yet commenced.

	Twelve months ended December 31, 2019
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$1,516	$3,173	$4,689
Short-term lease cost	163	7	170
Total lease cost	$1,679	$3,180	$4,859

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,516	$3,420	$4,936

Weighted-average remaining lease term (in years):
Capitalized operating leases	3.88	6.54	5.69

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.92%	3.92%

As of December 31, 2019, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2020	$1,385	$3,382	$4,767
2021	1,253	2,482	3,735
2022	1,253	1,484	2,737
2023	1,149	1,034	2,183
2024	—	1,043	1,043
2025	—	876	876
Thereafter	—	584	584
	$5,040	$10,885	$15,925

Imputed interest			(1,279)
Lease liability balance at December 31, 2019			$14,646

As of December 31, 2019, the ROU asset had a balance of $13,842. The long-term lease liability was $10,330 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $4,316.

Future aggregate minimum annual lease payments as of December 31, 2018 reported in our 2018 Form 10-K under the previous lease accounting standard were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2020	$1,407	$3,386	$4,793
2021	1,253	2,466	3,719
2022	1,253	1,490	2,743
2023	1,149	820	1,969
2024 and thereafter	—	1,395	1,395
	$5,062	$9,557	$14,619

7.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2019	2018
Customer and vendor deposits	$13,871	$8,880
Dividends payable	8,427	8,453
Sales taxes	9,374	7,632
Short-term lease liability	4,316	—
Other	9,244	8,875
Accrued expenses and other liabilities	$45,232	$33,840

8.   BANK BORROWINGS

 The Company has a $50,000 credit facility collateralized by its account receivables that expires February 10, 2022. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”) (1.76% at December 31, 2019)  , plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.75% at December 31, 2019). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. The Company had no outstanding bank borrowings at December 31, 2019 or 2018, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

9.   STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at December 31, 2019 or 2018.

Share Repurchase Authorization

On December 17, 2018, the Company’s Board approved a new share repurchase program authorizing up to $25,000 in additional share repurchases. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

In 2019,  the Company repurchased 135 shares for $4,478 under Board-authorized repurchase programs. As of December 31, 2019,  the Company has repurchased an aggregate of 2,351 shares for $32,086 under Board-authorized repurchase programs, and the maximum approximate dollar value of shares that may yet be purchased under the Company’s existing Board-authorized program is $22,914.

Dividend Payments

The following table summarizes the Company’s special cash dividends declared in the three years ended December 31, 2019:

	2019	2018	2017
Dividend per share	$0.32	$0.32	$0.34
Stockholder record date	12/27/2019	12/28/2018	12/29/2017
Total dividend	$8,427	$8,452	$9,122
Payment date	1/10/2020	1/11/2019	1/12/2018

The dividends paid in January 2020, 2019 and 2018 were included in accrued expenses and other liabilities at December 31, 2019,  2018 and 2017, respectively.  The Company has no current plans to pay additional cash dividends on its common stock in the foreseeable future, and declaration of any future cash dividends will depend upon the Company’s financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In 2007, the Board adopted and the Company’s stockholders approved the 2007 Stock Incentive Plan. In 2010, the Board adopted and the stockholders approved the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”), which, among other things, extended the term of the 2007 Plan to 2020. In May 2019,  the Company’s stockholders approved an amendment to the 2007 Plan, which authorized the issuance of 1,900 shares of common stock. Under the terms of the 2007 Plan, the Company is authorized, for a ten-year period, to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants. As of December 31, 2019, there were 85 shares eligible for future grants under the 2007 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the Company’s stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, employees are eligible to purchase company stock at 95% of the purchase price as of the last business day of each six-month offering period. An aggregate of 1,203 shares of common stock has been reserved for issuance under the Purchase Plan, of which 1,188 shares have been purchased.

Accounting for Share-Based Compensation

 The Company measures the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed. The Company values grants with multiple vesting periods as a single award, estimate expected forfeitures based upon historical patterns of employee turnover, and record share-based compensation as a component of SG&A expenses. In 2018 and in 2019,  the Company granted nonvested stock units. No equity awards were granted in 2017.

The following table summarizes the components of share-based compensation recorded as expense for the three years ended December 31, 2019:

	2019	2018	2017
Pre-tax expense for nonvested units	$1,863	$1,080	$741
Tax benefit	(505)	(293)	(297)
Net effect on net income	$1,358	$787	$444

In 2018 and in 2019,  the Company issued nonvested stock units that settle in stock and vest over periods up to ten years.  No awards were issued in 2017. Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of our common stock on the grant date. The following table summarizes our nonvested stock unit activity in 2019:

	Nonvested Stock Units
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2019	423	$23.16
Granted	153	42.06
Vested	(73)	21.73
Canceled	(30)	27.71
Nonvested at December 31, 2019	473	29.20

The weighted-average grant-date fair value of nonvested stock units granted in 2019 and 2018 was $42.06 and $24.90, respectively. No awards were granted in 2017. The total fair value of nonvested stock units that vested in 2019, 2018, and 2017 was $3,476, $1,635, and $1,638, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $12,379 as of December 31, 2019, and is expected to be recognized over a weighted-average period of approximately 5.6 years. The aggregate intrinsic value of the nonvested stock units at December 31, 2019, which is calculated based on the positive difference between the fair value of the Company’s stock on December 31, 2019 and the grant price of the underlying awards, was $23,489.

Stock Equivalent Units

The Company has also issued stock equivalent units, (“SEUs”), which settle in cash and vest ratably over four years, to non-executive employees. The fair value of these liability awards is based on the closing market price of the Company’s common stock, and is remeasured at the end of each reporting period until the SEUs vest. The Company reports the compensation as a component of SG&A expense and the related liability as accrued payroll on the consolidated balance sheets.

	2019	2018	2017
Units issued	—	—	100
Compensation expense	$1,802	$1,871	$1,429

10.   INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$20,481	$16,643	$21,813
State	7,101	6,370	4,861
Total current	27,582	23,013	26,674
Deferred:
Federal	2,186	1,087	(5,132)
State	800	(28)	1,226
Total deferred	2,986	1,059	(3,906)
Net provision	$30,568	$24,072	$22,768

The components of the deferred taxes at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Provisions for doubtful accounts	$581	$825
Inventory costs capitalized for tax purposes	134	112
Inventory valuation reserves	253	280
Sales return reserves	134	132
Deductible expenses, primarily employee-benefit related	177	319
Accrued compensation	2,448	2,014
Operating lease liability	3,858	—
Other	1,503	1,254
Compensation under non-statutory stock option agreements	143	82
State tax loss carryforwards	1,091	958
Federal benefit for uncertain state tax positions	—	177
Total gross deferred tax assets	10,322	6,153
Less: Valuation allowance	(992)	(839)
Net deferred tax assets	9,330	5,314

Deferred tax liabilities:
Goodwill and other intangibles	(13,287)	(12,850)
Property and equipment	(12,482)	(9,548)
Right-of-use assets	(3,647)	—
Prepaid expenses	(84)	(100)
Total gross deferred tax liabilities	(29,500)	(22,498)
Net deferred tax liability	$(20,170)	$(17,184)

Current deferred tax assets	$—	$—
Noncurrent deferred tax liability	(20,170)	(17,184)
Net deferred tax liability	$(20,170)	$(17,184)

The Company has deferred tax assets from state net operating loss carryforwards aggregating $1,381 at December 31, 2019 representing state tax benefits, net of federal taxes, of approximately $1,091. These loss carryforwards are subject to between five,  fifteen, and twenty-year carryforward periods, with $4 expiring after 2020,  $3 expiring after 2021,  $3 expiring after 2022,  $3 expiring after 2023,  $3 expiring after 2024, $1,292 expiring beyond 2024, and $73 with no expiration.  The Company has provided valuation allowances of $992 and $839 at December 31, 2019 and 2018, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that the Company believes are not likely to be realized. The net change in the total valuation allowance reflects a $153,  $94, and $260 increase in 2019, 2018, and 2017, respectively. The valuation allowance was increased in 2019, 2018, and 2017 to offset the corresponding increase to the deferred tax asset associated with state net operating loss carryforwards.

A reconciliation of the Company’s 2019, 2018, and 2017 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2019	2018	2017
Federal income taxes, at statutory tax rate	$23,663	$18,619	$27,169
State income taxes, net of federal benefit	6,977	5,157	3,843
Nondeductible expenses	651	454	(113)
Remeasurement of net deferred tax balances	—	—	(7,815)
Other, net	(723)	(158)	(316)
Income tax provision	$30,568	$24,072	$22,768

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35.0% to 21.0%, and setting limitations on deductibility of certain costs. This rate reduction, which took effect on January 1, 2018, required the revaluation of the Company’s net deferred tax liability. The revaluation resulted in the recording of an income tax benefit of $7.7 million for the fourth quarter of 2017.

The Company files one consolidated U.S. Federal income tax return that includes all of its subsidiaries as well as several consolidated, combined, and separate company returns in many U.S. state tax jurisdictions. The tax years 2015-2018 remain open to examination by the major state taxing jurisdictions in which the Company files. The tax years 2016-2018 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2019, 2018, and 2017, is as follows:

	2019	2018	2017
Balance at January 1,	$368	$368	$684
Additions on tax positions of prior years	—	—	—
Lapses of applicable statute of limitations	(368)	—	(159)
Settlements	—	—	(157)
Balance at December 31,	$—	$368	$368

The unrecognized tax benefits decreased by $368 related to the expiration of various state statute of limitation periods.

Previously, the Company recognized interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual was included as a component of our liability for unrecognized income tax benefits. At December 31, 2018 and 2017, accrued interest aggregated $481 and accrued penalties aggregated $93. The Company did not recognize any interest and penalties during the years ended December 31, 2019, 2018 or 2017.

11.   EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2019, 2018, or 2017.  The Company made matching contributions to the employee savings element of such plan of $2,778, $2,538, and $2,396  in 2019, 2018, and 2017, respectively.

12.   COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our business, financial position, results of operations, or cash flows.

The Company records a liability when its believes that a loss is both probable and reasonably estimable. On a quarterly basis, the Company reviews each of these legal proceedings to determine whether it is probable, reasonably possible, or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of such loss. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. The Company expenses legal fees in the period in which they are incurred.

The Company is subject to audits by states on sales and income taxes, employment matters, and other assessments. Additional liabilities for these and other audits could be assessed, and such outcomes could have a material negative impact on our financial position, results of operations, and cash flows.

13.   SEGMENT AND RELATED DISCLOSURES

The internal reporting structure used by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. The Company’s CODM is its Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of operating income.

The Company’s operations are organized under three reporting segments—the Business Solutions segment, which serves primarily small- and medium-sized businesses; the Enterprise Solutions segment, which serves primarily medium-to-large corporations; and the Public Sector Solutions segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. The Company reports these charges to the operating segments as “Allocations.” Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s reportable operating segments for the years ended December 31, 2019, 2018, and 2017 is shown below:

	Years Ended December 31,

	2019	2018	2017
Net sales:
Business Solutions	$1,060,049	$1,027,918	$1,158,639
Enterprise Solutions	1,193,820	1,165,142	1,131,823
Public Sector Solutions	566,165	506,429	621,421
Total net sales	$2,820,034	$2,699,489	$2,911,883
Operating income (loss):
Business Solutions	$52,557	$40,188	$40,425
Enterprise Solutions	67,837	61,663	50,163
Public Sector Solutions	7,319	(2,260)	953
Headquarters/Other	(15,741)	(13,905)	(14,014)
Total operating income	111,972	85,686	77,527
Other income, net	707	2,978	98
Income before taxes	$112,679	$88,664	$77,625
Selected operating expense:
Depreciation and amortization:
Business Solutions	$596	$632	$592
Enterprise Solutions	2,474	2,318	2,163
Public Sector Solutions	89	112	159
Headquarters/Other	10,155	11,001	8,925
Total depreciation and amortization	$13,314	$14,063	$11,839
Total assets:
Business Solutions	$308,522	$274,202
Enterprise Solutions	548,666	477,296
Public Sector Solutions	91,826	66,000
Headquarters/Other	(11,679)	(12,143)
Total assets	$937,335	$805,355

The assets of the Company’s operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Goodwill of $66,236 and $7,366 is held by the Enterprise Solutions and Business Solutions segments, respectively, as of December 31, 2019.  Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment and intercompany balance, net. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $39,813 and $19,019 for the years ended December 31, 2019 and 2018, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These systems serve all of the Company’s subsidiaries, to varying degrees, and as a result, the CODM does not evaluate capital expenditures on a segment basis.

Substantially, all of the Company’s sales in 2019, 2018, and 2017 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 2% of total net sales in 2019, 2018, and 2017. All of the Company’s assets at December 31, 2019 and 2018 were located in the United States. The Company’s primary target customers are SMBs, medium-to-large corporate accounts, and federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. No single customer accounted for more than 4% of total net sales in 2019, 2018, or 2017. While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government were 6.9%, 5.4%, and 7.8% in 2019, 2018, and 2017, respectively.

14.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2019 and 2018. This information has been prepared on the same basis as the annual financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Net sales	$632,921	$741,076	$729,410	$716,627
Cost of sales	533,574	624,089	610,547	600,514
Gross profit	99,347	116,987	118,863	116,113
Selling, general and administrative expenses	81,235	84,664	86,226	86,510
Restructuring and other charges	703	—	—	—
Income from operations	17,409	32,323	32,637	29,603
Other income, net	198	184	62	263
Income before taxes	17,607	32,507	32,699	29,866
Income tax provision	(4,880)	(8,839)	(8,949)	(7,900)
Net income	$12,727	$23,668	$23,750	$21,966
Earnings per common share:
Basic	$0.48	$0.90	$0.90	$0.84
Diluted	$0.48	$0.89	$0.90	$0.83
Weighted average common shares outstanding:
Basic	26,359	26,337	26,323	26,322
Diluted	26,525	26,494	26,479	26,523

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Net sales	$624,895	$706,570	$658,504	$709,520
Cost of sales	528,523	599,102	558,060	602,718
Gross profit	96,372	107,468	100,444	106,802
Selling, general and administrative expenses	80,900	82,521	81,494	79,518
Restructuring and other charges	—	—	—	967
Income from operations	15,472	24,947	18,950	26,317
Interest income, net	116	182	114	2,566
Income before taxes	15,588	25,129	19,064	28,883
Income tax provision	(4,288)	(6,903)	(5,298)	(7,583)
Net income	$11,300	$18,226	$13,766	$21,300
Earnings per common share:
Basic	$0.42	$0.68	$0.52	$0.80
Diluted	$0.42	$0.68	$0.51	$0.80
Weighted average common shares outstanding:
Basic	26,835	26,685	26,716	26,632
Diluted	26,916	26,820	26,902	26,766

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2017	$3,709	32,399	(32,800)	$3,308
Year Ended December 31, 2018	$3,308	28,504	(28,415)	$3,397
Year Ended December 31, 2019	$3,397	27,943	(27,874)	$3,466

Allowance for Doubtful Accounts
Year Ended December 31, 2017	$2,310	1,658	(1,242)	$2,726
Year Ended December 31, 2018	$2,726	1,680	(1,304)	$3,102
Year Ended December 31, 2019	$3,102	25	(925)	$2,202

S-1