Form 10-Q
period 2020-03-31
PC CONNECTION INC
filed 2020-04-30
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2020

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of  April 27, 2020 was 26,107,451.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$111,323	$90,060
Accounts receivable, net	485,316	549,626
Inventories, net	136,985	124,666
Income taxes receivable	1,388	1,388
Prepaid expenses and other current assets	13,971	10,671
Total current assets	748,983	776,411
Property and equipment, net	65,754	64,226
Right-of-use assets	15,776	13,842
Goodwill	73,602	73,602
Intangible assets, net	8,002	8,307
Other assets	1,075	947
Total Assets	$913,192	$937,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$219,917	$235,641
Accrued payroll	20,479	28,050
Accrued expenses and other liabilities	36,913	45,232
Total current liabilities	277,309	308,923
Deferred income taxes	20,170	20,170
Noncurrent operating lease liabilities	12,551	10,330
Other liabilities	600	600
Total Liabilities	310,630	340,023
Stockholders’ Equity:
Common stock	289	288
Additional paid-in capital	118,620	118,045
Retained earnings	529,590	514,694
Treasury stock, at cost	(45,937)	(35,715)
Total Stockholders’ Equity	602,562	597,312
Total Liabilities and Stockholders’ Equity	$913,192	$937,335

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$711,850	$632,921
Cost of sales	598,732	533,574
Gross profit	113,118	99,347
Selling, general and administrative expenses	92,468	81,235
Restructuring and other charges	—	703
Income from operations	20,650	17,409
Interest income, net	92	198
Income before taxes	20,742	17,607
Income tax provision	(5,846)	(4,880)
Net income	$14,896	$12,727

Earnings per common share:
Basic	$0.57	$0.48
Diluted	$0.56	$0.48

Shares used in computation of earnings per common share:
Basic	26,236	26,359
Diluted	26,421	26,525

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three months ended March 31, 2019
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2018	28,787	$288	$115,842	$441,010	(2,391)	$(31,237)	$525,903
Stock-based compensation expense	—	—	269	—	—	—	269
Restricted stock units vested	3	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	(13)	—	—	—	(13)
Repurchase of common stock for treasury	—	—	—	—	(43)	(1,294)	(1,294)
Net income	—	—	—	12,727	—	—	12,727
Balance at March 31, 2019	28,790	$288	$116,098	$453,737	(2,434)	$(32,531)	$537,592

	Three months ended March 31, 2020
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312
Stock-based compensation expense	—	—	624	—	—	—	624
Restricted stock units vested	4	1	—	—	—	—	1
Shares withheld for taxes paid on stock awards	—	—	(49)	—	—	—	(49)
Repurchase of common stock for treasury	—	—	—	—	(247)	(10,222)	(10,222)
Net income	—	—	—	14,896	—	—	14,896
Balance at March 31, 2020	28,874	$289	$118,620	$529,590	(2,773)	$(45,937)	$602,562

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows provided by Operating Activities:
Net income	$14,896	$12,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,147	3,709
Provision for doubtful accounts	2,833	256
Stock-based compensation expense	624	269
Changes in assets and liabilities:
Accounts receivable	61,477	13,494
Inventories	(12,319)	(18,470)
Prepaid expenses, income tax receivables and other current assets	(3,300)	3,322
Other non-current assets	(98)	119
Accounts payable	(15,499)	2,121
Accrued expenses and other liabilities	(7,205)	551
Net cash provided by operating activities	44,556	18,098
Cash Flows used in Investing Activities:
Purchases of equipment	(4,595)	(6,572)
Net cash used in investing activities	(4,595)	(6,572)
Cash Flows used in Financing Activities:
Purchase of treasury shares	(10,222)	(1,294)
Dividend payment	(8,427)	(8,452)
Issuance of stock under Employee Stock Purchase Plan	—	(13)
Payment of payroll taxes on stock-based compensation through shares withheld	(49)	—
Net cash used in financing activities	(18,698)	(9,759)
Increase in cash and cash equivalents	21,263	1,767
Cash and cash equivalents, beginning of period	90,060	91,703
Cash and cash equivalents, end of period	$111,323	$93,470

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$1,237	$1,987
Supplemental Cash Flow Information:
Income taxes paid	$369	$291

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2020 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2020.

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

Adoption of Recently Issued Financial Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company has adopted this standard beginning January 1, 2020 for both interim and annual reporting periods. The Company performs an annual goodwill impairment assessment in the fourth quarter of each calendar year, and more frequently if events or circumstances occur that would indicate a potential decline in fair value. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which adds an impairment model for financial instruments, including trade receivables, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected losses, which is expected to result in more timely recognition of such losses. The Company adopted this new standard beginning January 1, 2020 for both interim and annual reporting periods. The impact of the adoption of this standard was limited to the Company’s trade receivables as it does not currently have any other financial instruments that would be affected by this standard. Customers are evaluated for their credit worthiness at the time of contract inception. Based on the results of the credit assessments, the Company will extend credit under its standard payment terms or may request alternative early payment actions. In addition, the Company analyzes its aged receivables for collectability at least quarterly, and if necessary, records a reserve against those receivable it determines may not be collectable. As such, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Financial Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and is effective immediately through December 31, 2022. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The Company expects to adopt the guidance during the allowable time period but does not believe the adoption will have a material effect on its consolidated financial statements.

Note 2–Revenue

The Company disaggregates revenue from its arrangements with customers by type of products and services, as it believes this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2020 and 2019, along with the reportable segment for each category.

	Three Months Ended March 31, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$91,613	$79,316	$28,966	$199,895
Desktops	33,294	34,209	10,472	77,975
Software	36,398	26,182	7,295	69,875
Servers/Storage	25,830	16,234	11,746	53,810
Net/Com Products	21,012	24,946	9,810	55,768
Displays and Sound	23,946	23,568	11,443	58,957
Accessories	28,021	90,974	8,809	127,804
Other Hardware/Services	18,671	37,989	11,106	67,766
Total net sales	$278,785	$333,418	$99,647	$711,850

	Three Months Ended March 31, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$80,935	$66,565	$27,375	$174,875
Desktops	26,784	35,969	10,887	73,640
Software	34,688	27,776	9,272	71,736
Servers/Storage	25,717	17,425	12,416	55,558
Net/Com Products	22,239	14,628	10,144	47,011
Displays and Sound	20,332	26,935	9,879	57,146
Accessories	22,053	56,515	9,645	88,213
Other Hardware/Services	20,184	29,822	14,736	64,742
Total net sales	$252,932	$275,635	$104,354	$632,921

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$2,532	$5,942

Changes in the contract liability balances during the three months ended March 31, 2020 are as follows (in thousands):

2020
Balances at December 31, 2019	$5,942
Cash received in advance and not recognized as revenue	4,852
Amounts recognized as revenue as performance obligations satisfied	(8,262)
Balances at March 31, 2020	$2,532

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31 ,
	2020	2019
Numerator:
Net income	$14,896	$12,727
Denominator:
Denominator for basic earnings per share	26,236	26,359
Dilutive effect of unvested employee stock awards	185	166
Denominator for diluted earnings per share	26,421	26,525
Earnings per share:
Basic	$0.57	$0.48
Diluted	$0.56	$0.48

For the three months ended March 31, 2020 and 2019, we had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4—Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset as of March 31, 2020 was $4,353 and a corresponding lease liability of $4,353 associated with related party leases.

As of March 31, 2020, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$379	$784	$1,163	$379	$831	$1,210
Short-term lease cost	41	2	43	41	2	43
Total lease cost	$420	$786	$1,206	$420	$833	$1,253

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$379	$781	$1,160	$379	$884	$1,263

Weighted-average remaining lease term (in years):
Capitalized operating leases	3.65	6.29	5.60	4.59	10.55	8.64

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.92%	3.92%	3.92%	3.92%	3.92%

As of March 31, 2020, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2020, excluding the three months ended March 31, 2020	$1,006	$2,489	$3,495
2021	1,253	3,091	4,344
2022	1,253	2,111	3,364
2023	1,149	1,675	2,824
2024	—	1,699	1,699
2025	—	1,594	1,594
Thereafter	—	888	888
	$4,661	$13,547	$18,208

Imputed interest			(1,595)
Lease liability balance at March 31, 2020			$16,613

As of March 31, 2020, the ROU asset had a balance of $15,776. The long-term lease liability was $12,551 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $4,062.

Note 5–Segment Information

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

Segment information applicable to our reportable operating segments for the three months ended March 31, 2020 and 2019 is shown below:

	Three Months Ended March 31 ,
	2020	2019
Net sales:
Business Solutions	$278,785	$252,932
Enterprise Solutions	333,418	275,635
Public Sector Solutions	99,647	104,354
Total net sales	$711,850	$632,921
Operating income (loss):
Business Solutions	$11,301	$8,765
Enterprise Solutions	16,722	15,473
Public Sector Solutions	(3,322)	(3,066)
Headquarters/Other	(4,051)	(3,763)
Total operating income	20,650	17,409
Interest income, net	92	198
Income before taxes	$20,742	$17,607
Selected operating expense:
Depreciation and amortization:
Business Solutions	$159	$150
Enterprise Solutions	681	639
Public Sector Solutions	15	21
Headquarters/Other	2,292	2,899
Total depreciation and amortization	$3,147	$3,709
Total assets:
Business Solutions	$319,909	$280,889
Enterprise Solutions	536,672	484,497
Public Sector Solutions	52,285	55,536
Headquarters/Other	4,326	7,527
Total assets	$913,192	$828,449

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, right-of-use assets, and intercompany balance, net. As of March 31, 2020 and 2019, total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $7,024 and $11,201, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment-by-segment basis.

Note 6–Commitments and Contingencies

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material, adverse effect on our financial position, results of operations, and/or cash flows.

We are subject to audits by states on sales and income taxes, employment matters, and other assessments.  Additional liabilities for these and other audits could be assessed, and such outcomes could have a material, adverse impact on our financial position, results of operations, and/or cash flows.

Note 7–Bank Borrowings

We have a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”) (0.99% at March 31, 2020), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March, 31 2020). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to trailing twelve months Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. We had no outstanding bank borrowings at March 31, 2020 or 2019, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors, including the effects of the novel coronavirus (COVID-19) on our business, financial condition, and results of operations, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We therefore caution you against undue reliance on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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

EFFECTS OF COVID-19

In December 2019, a novel coronavirus disease (“COVID-19”) was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries. On March 11, 2020, the WHO characterized COVID-19 as a global pandemic.

National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limiting operations and instructing people to stay at home. Our company was deemed an essential business by local government authorities as we have worked diligently to supply technology solutions to federal and state government agencies, along with hospitals and other healthcare facilities across the country. We implemented remote work arrangements and restricted business travel in mid-March, but to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. We have also evaluated the potential impact of the pandemic on the carrying values of our goodwill and intangible assets, and based on our assessment, did not identify any indications to suggest that an impairment may exist.

The COVID-19 pandemic has resulted in material adverse economic conditions that are impacting, and may continue to impact, our business and the businesses of our suppliers and customers. Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the business and operations of our customers remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and restrictions may materially adversely impact our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic has caused certain disruptions to our business and operations and could cause material disruptions to our business and operations in the future as a result of, among other things, quarantines, worker illness, worker absenteeism due to illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers. Depending on the extent and duration of the previously-described effects on our business and the operations of our suppliers, our costs to obtain certain products could increase, our ability to obtain products or services from suppliers may be adversely impacted, our ability to service certain customers could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.

In addition, the COVID-19 pandemic has caused, and may continue to cause, disruptions to the business and operations of our customers. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which may adversely impact our business, financial condition and results of operations. In our opinion, customers who operate within the hospitality, airline, and retail industries, and in particular those within our Business Solutions Segment, are likely to be most adversely affected. It is possible we could experience a decrease in orders as a result of the pandemic and there can be no assurances that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in the future. We may also experience delays in collecting amounts owed to us, and in some cases, may experience inabilities to collect altogether. As a result, we have increased our reserve against uncollectable amounts, which resulted in a significant increase in our operating expenses in the first quarter.

See the important information in Item 1A. Risk Factors below, under the caption “The continued spread of COVID-19 and the imposition of related health measures and restrictions may materially adversely impact our business, financial condition, results of operations and cash flows.”

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Net sales (in millions)	$711.9	$632.9
Gross margin	15.9%	15.7%
Selling, general and administrative expenses	13.0%	12.8%
Income from operations	2.9%	2.8%

Net sales of $711.9 million for the first quarter of 2020 reflected an increase of $79.0 million compared to the first quarter of 2019, which was driven by growth in our Enterprise Solutions and Business Solutions segments. Our ability to meet the continued demand for the personal computer refresh, and to supply customers with the necessary technology to implement work-from-home strategies and assist on the front lines of the COVID-19 pandemic fight led to increased sales of mobility, desktop, and net/com products. We also saw significant increases in accessory products, which were driven by large project rollouts in the current period. Gross profit dollars increased year-over-year by $13.9 million due to higher invoice selling margins realized on advanced solution sales, increased sales of both hardware and software products, and changes in customer mix. SG&A expenses increased by $11.2 million, mostly due to higher personnel costs, and increased as a percentage of net sales. Operating income in the first quarter of 2020 increased year-over-year both in dollars and as a percentage of net sales by $3.2 million and 15 basis points, respectively, primarily as a result of increased gross profit margins, which grew by 19 basis points over the period.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended
	March 31,
	2020	2019
Sales Segment
Enterprise Solutions	47%	44%
Business Solutions	39	40
Public Sector Solutions	14	16
Total	100%	100%

Product Mix
Notebooks/Mobility	28%	28%
Desktops	11	12
Software	10	11
Servers/Storage	8	9
Net/Com Products	8	7
Displays and Sound	8	9
Accessories	18	14
Other Hardware/Services	9	10
Total	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Sales Segment
Enterprise Solutions	13.9%	14.9%
Business Solutions	18.8	17.8
Public Sector Solutions	14.5	12.6
Total	15.9%	15.7%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended
	March 31,
($ in millions)	2020	2019
Personnel costs	$69.4	$61.0
Advertising	4.6	4.6
Facilities operations	5.1	4.8
Professional fees	2.6	2.5
Credit card fees	1.7	1.5
Depreciation and amortization	3.1	3.7
Other	6.0	3.1
Total SG&A expense	$92.5	$81.2
Percentage of net sales	13.0%	12.8%

Year-Over-Year Comparisons

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Changes in net sales and gross profit by segment are shown in the following table:

	Three Months Ended March 31,
	2020		2019
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$333.4	46.8%	$275.6	43.5%	21.0%
Business Solutions	278.8	39.2	252.9	40.0	10.2
Public Sector Solutions	99.7	14.0	104.4	16.5	(4.5)
Total	$711.9	100.0%	$632.9	100.0%	12.5%
Gross Profit:
Enterprise Solutions	$46.2	13.9%	$41.2	14.9%	12.1%
Business Solutions	52.5	18.8	45.0	17.8	16.7
Public Sector Solutions	14.4	14.5	13.1	12.6	9.9
Total	$113.1	15.9%	$99.3	15.7%	13.9%

Net sales increased in the first quarter of 2020 compared to the first quarter of 2019, as explained below:

•

Net sales of $333.4 million for the Enterprise Solutions segment reflect an increase of $57.8 million, or 21.0%, year-over-year. Accessory products, driven by orders associated with large project rollouts, increased by $34.5 million compared with the prior period. Notebooks/mobility products grew by $12.8 million resulting from the tail end of the personal computer refresh due to the anticipated end-of-life support for Windows 7, and increased sales near the end of the quarter driven by workforces and consumers preparing to function remotely and increased demand from customers in the healthcare industry. We also experienced increases in net/com products of $10.3 million.

•

Net sales of $278.8 million for the Business Solutions segment reflect an increase of $25.9 million, or 10.2% year-over-year. Sales of notebooks/mobility products, desktop products, and other accessories increased by $10.7 million, $6.5 million, and $6.0 million, respectively. These increases were primarily due to increased demand from customers at the end of the quarter for systems and accessories to support their workforces shifting to remote working capabilities and from customers in the healthcare industry, along with the remaining benefits from the personal computer refresh. Net sales of software products also grew by $1.7 million year-over-year despite being negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent.

•

Net sales of $99.7 million for the Public Sector Solutions segment decreased by $4.7 million, or 4.5%, compared with the same period a year ago. We experienced decreases year-over-year in other hardware and services of $3.6 million, primarily as a result of some larger projects with the Federal government in the first quarter of the prior year that did not repeat in the current year quarter. Net sales of software products also decreased by $2.0 million compared with the prior year and was negatively impacted by a higher percentage of our software sales recognized on a net basis in the current period in transactions where we are considered to be the agent. These decreases in net sales were partially offset by increased sales of notebooks/mobility products of $1.6 million and displays and sound products of $1.6 million.

Gross profit for the first quarter of 2020 increased year-over-year in dollars and as a percentage of net sales (gross margin), as explained below:

•

Gross profit for the Enterprise Solutions segment increased primarily due to the 21.0% increase in net sales year-over-year, driven primarily by increases in net sales of net/com, accessory, and notebooks/mobility products, which grew by 70.5%, 61.0%, and 19.2%, respectively. The change in gross margin in the quarter was driven by fluctuations in customer and hardware product mix.

•

Gross profit for the Business Solutions segment increased due to increased sales and higher invoice selling margins. Invoice selling margins increased by 106 basis points primarily due to the increase in revenues reported on a net basis in the current year.

•

Gross profit for the Public Sector Solutions segment increased as a result of changes in customer mix and higher invoice selling margins of 181 basis points, driven primarily by improved hardware margins and an increase in software sales reported on a net basis.

Selling, general and administrative expenses increased in both dollars and as a percentage of net sales in the first quarter of 2020 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below:

	Three Months Ended March 31,
	2020		2019
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$29.5	8.8%	$25.7	9.3%	14.8%
Business Solutions	41.2	14.8	36.2	14.3	13.8
Public Sector Solutions	17.7	17.8	16.2	15.5	9.3
Headquarters/Other, unallocated	4.1		3.1		32.3
Total	$92.5	13.0%	$81.2	12.8%	13.9%

•

SG&A expenses for the Enterprise Solutions segment increased in dollars, but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was attributable to increased personnel costs of $2.4 million, driven by merit increases and variable compensation associated with higher gross profit. Bad debt expense increased by $0.8 million in the first quarter of 2020 compared with the prior year, primarily as a result of anticipated collection challenges from customers who have been significantly impacted by the COVID-19 pandemic. The year-over-year increase in SG&A expense also resulted from a $0.4 million increase in the use of Headquarter services in the current period. SG&A expenses as a percentage of net sales was 8.8% for the Enterprise Solutions segment in the first quarter of 2020, which reflects a decrease of 48 basis points and is a result of net sales growing at a higher rate than operating expenses when compared with the same period a year ago.

•

SG&A expenses for the Business Solutions segment increased in both dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $2.0 million increase in bad debt expense resulting from higher expected credit losses from customers who have been significantly impacted by the COVID-19 pandemic. Personnel costs, including merit increases and variable compensation associated with higher gross profit, also increased by $1.8 million, while the use of Headquarter services increased by $1.3 million. SG&A expenses as a percentage of net sales was 14.8% for the Business Solutions segment in the first quarter of 2020 compared to 14.3% in the first quarter of 2019, which reflects an increase of 46 basis points year-over-year, resulting from spending that outpaced net sales growth compared with the same period a year ago.

•

SG&A expenses for the Public Sector Solutions segment increased in both dollars and as a percentage of net sales. Personnel costs, including merit increases and variable compensation associated with higher gross profit, increased by $0.8 million year-over-year, while the use of Headquarter services increased by $0.6 million. SG&A expenses as a percentage of net sales was 17.8% for the Public Sector Solutions segment in the first quarter of 2020, which reflects an increase of 225 basis points. This increase year-over-year is primarily attributable to spending that outpaced net sales growth compared with the same period a year ago.

•

SG&A expenses for the Headquarters/Other group increased primarily due to a $3.4 million increase in personnel-related costs driven primarily by a higher headcount, increased payroll expense, and increased variable compensation associated with higher profits. These increases were partially offset by a decrease in unallocated executive oversight costs of $2.4 million. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Income from operations for the first quarter of 2020 increased to $20.7 million, compared to $17.4 million for the first quarter of 2019, primarily due to the increase in net sales and gross profit year-over-year. Income from operations as a percentage of net sales was 2.9% for the first quarter of 2020,  compared to 2.8% of net sales for the prior year quarter, primarily as a result of the growth rate in gross profit slightly exceeding the growth rate in SG&A expenses.

Our effective tax rate was 28.2% for the first quarter of 2020, compared to 27.7% for the first quarter of 2019. We expect our corporate income tax rate for 2020 to range from 26% to 28%.

Net income for the first quarter of 2020 increased to $14.9 million, compared to $12.7 million for the first quarter of 2019, primarily due to higher gross profit and an increase in gross margin which outpaced the growth in operating expenses in the first quarter of 2020, as compared to the first quarter of 2019.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, special dividend payments, repurchases of common stock for treasury, and as opportunities arise, acquisitions of businesses. Market conditions impact and help determine our strategic use of funds.

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

•	Cash on Hand. At March 31, 2020, we had $111.3 million in cash and cash equivalents.

•

Cash Generated from Operations.  We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

•

Credit Facilities. As of March 31, 2020, we had no borrowings under our $50.0 million bank line of credit, which is available until February 10, 2022. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below.

The COVID-19 global pandemic has created some uncertainty in financial liquidity. A number of customers across affected industries have requested various concessions from us. We have worked closely with our partners to mitigate the impact these concessions might have on us, but we expect that these situations will continue to arise as we navigate through this crisis.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While we do not anticipate needing any additional sources of financing to fund our operations at this time, if demand for IT products declines, or our customers continue to be materially adversely affected by the COVID-19 pandemic, our cash flows from operations may be substantially affected. See also related risks listed below under “Item 1A. “Risk Factors.”

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended
($ in millions)	2020	2019
Net cash provided by operating activities	$44.6	$18.1
Net cash used in investing activities	(4.6)	(6.6)
Net cash used in financing activities	(18.7)	(9.7)
Increase in cash and cash equivalents	$21.3	$1.8

Cash provided by operating activities was $44.6 million in the three months ended March 31, 2020. Cash flow provided by operations in the three months ended March 31, 2020 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable, which was reduced by $61.5 million year-over-year and was driven by strong collection efforts and the timing of product shipments. These factors that contributed to the positive inflow of cash from operating activities were partially offset by decreases in accounts payable of $15.5 million, increases in inventory of $12.3 million, and decreases in accrued expenses of $7.2 million compared with the prior year-end balance. Our days sales outstanding increased to 58 days at March 31, 2020, compared to 55 days at March 31, 2019. Inventory increased from the prior year-end balance due to higher levels of inventory on-hand related to future backlog and an increase in shipments in transit but not received by our customers as of March 31, 2020 compared to December 31, 2019. Inventory turns, which measures the number of times inventory was sold and replaced during the period, increased to 21 for the first quarter of 2020 compared to 17 turns for the prior year quarter. Operating cash flow in the three months ended March 31, 2019 resulted primarily from net income before depreciation and amortization, a decrease in accounts receivable, an increase in accounts payable, and a decrease in prepaid expenses, offset partially by an increase in inventory.

Cash used in investing activities in the three months ended March 31, 2020 represented $4.6 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure, compared to $6.6 million of purchases of property and equipment in the prior year.

Cash used in financing activities in the three months ended March 31, 2020 consisted primarily of $10.2 million for the repurchase treasury shares and an $8.4 million payment of a special $0.32 per share dividend. In the prior year period, financing activities primarily represented an $8.5 million payment of a special $0.32 per share dividend and $1.3 million for the purchase of treasury shares.

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

Bank Line of Credit.  Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million. Amounts outstanding under the facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2020). The one-month LIBOR rate at March 31, 2020 was 0.99%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” At March 31, 2020, $50.0 million was available for borrowing under the facility.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2019 have not materially changed since the report was filed.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to minimize costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels. These factors may also be adversely impacted by the COVID-19 pandemic.

Credit Facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this line of credit. This credit facility contains two financial covenants:

•

Our funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by our consolidated trailing twelve months Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the three months ended March 31, 2020 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2020. Future decreases in our consolidated trailing twelve months Adjusted EBITDA, could limit our potential borrowings under the credit facility.

•

Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $468.9 million at March 31, 2020, whereas our consolidated stockholders’ equity at that date was $602.6 million.

Capital Markets. Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the information technology industry, our financial performance and stock price, and the state of the capital markets.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the quarter ending March 31, 2020, we identified an additional risk that could materially adversely impact our business, financial condition, results of operations and cash flows, which has been included in “Part II – Other Information” of this Form 10-Q. No other material changes have occurred in our market risks since December 31, 2019.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In response to the COVID-19 pandemic, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures, however, those changes have so far not been material.

PART II - OTHER INFORMATION

Item 1A - Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial position, and results of operations. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Annual Report, and the risk factor disclosure in the Annual Report is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.

We identified an additional risk in the current period that was not included in our Annual Report.

The continued spread of COVID-19 and the imposition of related public health measures and restrictions may materially adversely impact our business, financial condition, results of operations and cash flows.

In December 2019, the 2019 novel coronavirus surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. The impacts of the outbreak are unknown and rapidly evolving.

The COVID-19 pandemic has caused certain disruptions to our business and operations and could cause material disruptions to our business and operations in the future as a result of, among other things, quarantines, worker illness, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions.

We rely on third-party suppliers and manufacturers. This outbreak has resulted in the extended shutdown of certain businesses, which may in turn result in disruptions or delays to our supply chain. These may include disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and their contract manufacturers will likely impact our sales and operating results. In addition, the COVID-19 pandemic has caused, and may continue to cause, disruptions to the business and operations of our customers. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity. It is possible we could experience a decrease in orders as a result of the pandemic. We may also experience delays in collecting amounts owed to us.

This widespread health crisis has adversely affected the global economy, and may result in an economic downturn that could impact demand for our products.

To date the outbreak has not had a material adverse impact on our operations. However, the future impact of the outbreak is highly uncertain and cannot be predicted, and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including actions taken to contain the coronavirus.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
January 1 - January 31, 2020	7,203	$49.87	7,203	$22,555
February 1 - February 29, 2020	158,835	$41.99	158,835	$15,885
March 1 - March 31, 2020	81,199	$39.32	81,199	$12,692
Total	247,237	$41.34	247,237

(1)

In December 2018, our Board of Directors announced a share repurchase program of our common stock authorizing up to $25 million in share repurchases to be added to our previous publicly-announced share repurchase programs. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions.

(2)	We have repurchased in aggregate approximately 2.6 million shares of our common stock for approximately $42 million pursuant to Board-approved programs.

Item 6 - Exhibits

Exhibit Number		Description
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and March 31, 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity at March 31, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	April 30, 2020	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	April 30, 2020	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)