Form 10-Q
period 2020-06-30
PC CONNECTION INC
filed 2020-08-10
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of August 7, 2020 was 26,125,678.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$165,943	$90,060
Accounts receivable, net	446,716	549,626
Inventories, net	165,632	124,666
Income taxes receivable	—	1,388
Prepaid expenses and other current assets	13,450	10,671
Total current assets	791,741	776,411
Property and equipment, net	65,387	64,226
Right-of-use assets	14,755	13,842
Goodwill	73,602	73,602
Intangible assets, net	7,698	8,307
Other assets	1,157	947
Total Assets	$954,340	$937,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$247,005	$235,641
Accrued payroll	20,409	28,050
Accrued expenses and other liabilities	40,793	45,232
Total current liabilities	308,207	308,923
Deferred income taxes	20,170	20,170
Noncurrent operating lease liabilities	11,566	10,330
Other liabilities	3,184	600
Total Liabilities	343,127	340,023
Stockholders’ Equity:
Common stock	289	288
Additional paid-in capital	119,628	118,045
Retained earnings	537,233	514,694
Treasury stock, at cost	(45,937)	(35,715)
Total Stockholders’ Equity	611,213	597,312
Total Liabilities and Stockholders’ Equity	$954,340	$937,335

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$550,002	$741,076	$1,261,852	$1,373,997
Cost of sales	461,002	624,089	1,059,734	1,157,663
Gross profit	89,000	116,987	202,118	216,334
Selling, general and administrative expenses	77,420	84,664	169,887	165,899
Restructuring and other charges	992	—	992	703
Income from operations	10,588	32,323	31,239	49,732
Interest income, net	5	184	96	382
Income before taxes	10,593	32,507	31,335	50,114
Income tax provision	(2,950)	(8,839)	(8,796)	(13,719)
Net income	$7,643	$23,668	$22,539	$36,395

Earnings per common share:
Basic	$0.29	$0.90	$0.86	$1.38
Diluted	$0.29	$0.89	$0.86	$1.37

Shares used in computation of earnings per common share:
Basic	26,107	26,337	26,172	26,348
Diluted	26,279	26,494	26,350	26,506

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three months ended June 30, 2020
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at March 31, 2020	28,874	$289	$118,620	$529,590	(2,773)	$(45,937)	$602,562
Stock-based compensation expense	—	—	624	—	—	—	624
Restricted stock units vested	6	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	12	—	536	—	—	—	536
Shares withheld for taxes paid on stock awards	—	—	(152)	—	—	—	(152)
Net income	—	—	—	7,643	—	—	7,643
Balance at June 30, 2020	28,892	$289	$119,628	$537,233	(2,773)	$(45,937)	$611,213

	Six months ended June 30, 2020
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312
Stock-based compensation expense	—	—	1,248	—	—	—	1,248
Restricted stock units vested	10	1	—	—	—	—	1
Issuance of common stock under Employee Stock Purchase Plan	12	—	536	—	—	—	536
Shares withheld for taxes paid on stock awards	—	—	(201)	—	—	—	(201)
Repurchase of common stock for treasury	—	—	—	—	(247)	(10,222)	(10,222)
Net income	—	—	—	22,539	—	—	22,539
Balance at June 30, 2020	28,892	$289	$119,628	$537,233	(2,773)	$(45,937)	$611,213

See notes to unaudited condensed consolidated financial statements.

	Three months ended June 30, 2019
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at March 31, 2019	28,790	$288	$116,098	$453,737	(2,434)	$(32,531)	$537,592
Stock-based compensation expense	—	—	564	—	—	—	564
Restricted stock units vested	9	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	19	—	622	—	—	—	622
Shares withheld for taxes paid on stock awards	—	—	(72)	—	—	—	(72)
Repurchase of common stock for treasury	—	—	—	—	(66)	(2,207)	(2,207)
Net income	—	—	—	23,668	—	—	23,668
Balance at June 30, 2019	28,818	$288	$117,212	$477,405	(2,500)	$(34,738)	$560,167

	Six months ended June 30, 2019
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2018	28,787	$288	$115,842	$441,010	(2,391)	$(31,237)	$525,903
Stock-based compensation expense	—	—	833	—	—	—	833
Restricted stock units vested	12	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	19	—	609	—	—	—	609
Shares withheld for taxes paid on stock awards	—	—	(72)	—	—	—	(72)
Repurchase of common stock for treasury	—	—	—	—	(109)	(3,501)	(3,501)
Net income	—	—	—	36,395	—	—	36,395
Balance at June 30, 2019	28,818	$288	$117,212	$477,405	(2,500)	$(34,738)	$560,167

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows provided by Operating Activities:
Net income	$22,539	$36,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,502	7,077
Provision for doubtful accounts	3,627	(346)
Stock-based compensation expense	1,248	833
Deferred income taxes	—	10
Loss on disposal of fixed assets	13	118
Changes in assets and liabilities:
Accounts receivable	99,283	(52,868)
Inventories	(40,966)	(56,709)
Prepaid expenses, income tax receivables and other current assets	(1,391)	3,473
Other non-current assets	(180)	231
Accounts payable	12,500	58,181
Accrued expenses and other liabilities	(764)	6,934
Net cash provided by operating activities	102,411	3,329
Cash Flows used in Investing Activities:
Purchases of equipment	(8,214)	(13,877)
Net cash used in investing activities	(8,214)	(13,877)
Cash Flows used in Financing Activities:
Purchase of treasury shares	(10,222)	(3,501)
Dividend payments	(8,427)	(8,452)
Issuance of stock under Employee Stock Purchase Plan	536	609
Payments of payroll taxes on stock-based compensation through shares withheld	(201)	(72)
Net cash used in financing activities	(18,314)	(11,416)
Increase (decrease) in cash and cash equivalents	75,883	(21,964)
Cash and cash equivalents, beginning of period	90,060	91,703
Cash and cash equivalents, end of period	$165,943	$69,739

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$327	$2,081
Supplemental Cash Flow Information:
Income taxes paid	$1,082	$11,962

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2020 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2020.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying condensed consolidated financial statements.

The Company’s operations and financial performance in certain areas of its business were negatively impacted by the coronavirus pandemic (“COVID-19”) in the six months ended June 30, 2020. The extent to which the COVID-19 pandemic impacts the Company’s financial results and operations for the remainder of 2020 and beyond will depend on future developments that are highly uncertain and cannot be predicted at this time. The Company updated its estimates and judgements in response to the economic uncertainty associated with COVID-19, which were reflected in the amounts reported in the accompanying condensed consolidated financial statements. The Company has experienced, and may continue to experience, delays in collecting amounts owed to it, and in some cases, may experience inabilities to collect altogether. As a result, the Company increased its customer allowance for doubtful accounts by $3,250 in the six months ended June 30, 2020 compared with the same period a year ago. The Company has also evaluated the potential impact of the pandemic on the carrying values of its goodwill and intangible assets, and based on the assessment, did not identify any indications to suggest that an impairment may exist. These estimates may change as new events occur and actual results could differ materially from these estimates.

Restructuring and other charges

The restructuring and other charges recorded in the second quarter of 2020 were related to an involuntary reduction in workforce across our business segments and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses at June 30, 2020. All currently planned restructuring and other charges were incurred as of June 30, 2020, and as of the date of this report, the Company has no ongoing restructuring plans.

The restructuring and other charges recorded in 2019 were related to a reduction in workforce in the Company’s Headquarters/Other group and included cash severance payments and other related benefits. Also included were exit costs incurred associated with the closing of one of our office facilities, which were expensed as incurred.

Restructuring and other charges are presented separately from SG&A expenses. Costs incurred were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee separations	$992	$—	$992	$553
Lease termination costs	—	—	—	150
Total restructuring and other charges	$992	$—	$992	$703

Included in accrued expenses as of June 30, 2020 and 2019 were $549 and $373, respectively, related to unpaid termination benefits.

Adoption of Recently Issued Financial Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company has adopted this standard beginning January 1, 2020 for both interim and annual reporting periods. The Company performs an annual goodwill impairment assessment in the fourth quarter of each calendar year, and more frequently if events or circumstances occur that would indicate a potential decline in fair value. As a result of the adoption, and in accordance with the new guidance, the Company would not perform a step two analysis in the event an impairment loss is identified.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which adds an impairment model for financial instruments, including trade receivables, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected losses, which is expected to result in more timely recognition of such losses. The Company adopted this new standard beginning January 1, 2020 for both interim and annual reporting periods. At adoption, this ASU did not have a material impact on the Company’s consolidated financial statements. The impact of the adoption of this standard was limited to the Company’s trade receivables as it does not currently have any other financial instruments that would be affected by this standard. Customers are evaluated for their credit worthiness at the time of contract inception. Based on the results of the credit assessments, the Company will extend credit under its standard payment terms or may request alternative early payment actions. In addition, the Company analyzes its aged receivables for collectability at least quarterly, and if necessary, records a reserve against those receivable it determines may not be collectable.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended June 30, 2020 and 2019, along with the reportable segment for each category.

	Three Months Ended June 30, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$62,652	$79,730	$50,308	$192,690
Desktops	14,500	27,014	9,107	50,621
Software	24,251	24,876	8,347	57,474
Servers/Storage	23,646	22,976	8,020	54,642
Net/Com Products	14,764	19,285	7,444	41,493
Displays and Sound	19,231	18,524	9,686	47,441
Accessories	19,486	32,673	12,622	64,781
Other Hardware/Services	12,559	21,681	6,620	40,860
Total net sales	$191,089	$246,759	$112,154	$550,002

	Three Months Ended June 30, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$80,422	$96,842	$34,691	$211,955
Desktops	34,787	39,277	18,688	92,752
Software	39,259	35,739	20,885	95,883
Servers/Storage	29,383	14,737	20,157	64,277
Net/Com Products	23,367	12,572	15,079	51,018
Displays and Sound	20,866	26,236	14,291	61,393
Accessories	23,677	59,540	10,922	94,139
Other Hardware/Services	19,291	33,096	17,272	69,659
Total net sales	$271,052	$318,039	$151,985	$741,076

The following table represents a disaggregation of revenue from arrangements with customers for the six months ended June 30, 2020 and 2019, along with the reportable segment for each category.

	Six Months Ended June 30, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$154,265	$159,046	$79,274	$392,585
Desktops	47,794	61,223	19,579	128,596
Software	60,649	51,058	15,642	127,349
Servers/Storage	49,476	39,210	19,766	108,452
Net/Com Products	35,776	44,231	17,254	97,261
Displays and Sound	43,177	42,092	21,129	106,398
Accessories	47,507	123,647	21,431	192,585
Other Hardware/Services	31,230	59,670	17,726	108,626
Total net sales	$469,874	$580,177	$211,801	$1,261,852

	Six Months Ended June 30, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	161,357	$163,407	$62,066	$386,830
Desktops	61,571	75,246	29,575	166,392
Software	73,947	63,515	30,157	167,619
Servers/Storage	55,100	32,162	32,573	119,835
Net/Com Products	45,606	27,200	25,223	98,029
Displays and Sound	41,198	53,171	24,170	118,539
Accessories	45,730	116,055	20,567	182,352
Other Hardware/Services	39,475	62,918	32,008	134,401
Total net sales	$523,984	$593,674	$256,339	$1,373,997

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$2,190	$5,942

Changes in the contract liability balances during the six months ended June 30, 2020 and 2019 are as follows (in thousands):

2019
Balances at December 31, 2018	$2,679
Cash received in advance and not recognized as revenue	7,168
Amounts recognized as revenue as performance obligations satisfied	(5,123)
Balances at June 30, 2019	$4,724

2020
Balances at December 31, 2019	$5,942
Cash received in advance and not recognized as revenue	6,297
Amounts recognized as revenue as performance obligations satisfied	(10,049)
Balances at June 30, 2020	$2,190

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$7,643	$23,668	$22,539	$36,395
Denominator:
Denominator for basic earnings per share	26,107	26,337	26,172	26,348
Dilutive effect of unvested employee stock awards	172	157	178	158
Denominator for diluted earnings per share	26,279	26,494	26,350	26,506
Earnings per share:
Basic	$0.29	$0.90	$0.86	$1.38
Diluted	$0.29	$0.89	$0.86	$1.37

For the three and six months ended June 30, 2020 and 2019, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4—Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset as of June 30, 2020 was $4,014 and a corresponding lease liability of $4,014 associated with related party leases.

As of June 30, 2020, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$379	$798	$1,177	$758	$1,581	$2,339
Short-term lease cost	41	2	43	82	4	86
Total lease cost	$420	$800	$1,220	$840	$1,585	$2,425

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$379	$827	$1,206	$758	$1,608	$2,366

Weighted-average remaining lease term (in years):
Capitalized operating leases				3.42	6.05	5.37

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$379	$792	$1,171	$758	$1,623	$2,381
Short-term lease cost	41	2	43	82	4	86
Total lease cost	$420	$794	$1,214	$840	$1,627	$2,467

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$379	$870	$1,249	$758	$1,754	$2,512

Weighted-average remaining lease term (in years):
Capitalized operating leases				4.35	10.69	8.58

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

As of June 30, 2020, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2020, excluding the six months ended June 30, 2020	$627	$1,664	$2,291
2021	1,253	3,092	4,345
2022	1,253	2,111	3,364
2023	1,149	1,675	2,824
2024	—	1,699	1,699
2025	—	1,594	1,594
Thereafter	—	888	888
	4,282	12,723	17,005

Imputed interest			(1,440)
Lease liability balance at June 30, 2020			$15,565

As of June 30, 2020, the ROU asset had a balance of $14,755. The long-term lease liability was $11,566 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,999.

Note 5–Segment Information

The internal reporting structure used by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. The Company’s CODM is its Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of operating income.

The Company’s operations are organized under three reportable segments—the Business Solutions segment, which serves primarily small- and medium-sized businesses; the Enterprise Solutions segment, which serves primarily medium-to-large corporations; and the Public Sector Solutions segment, which serves primarily federal, state, and local governmental and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. The Company reports these charges to the operating segments as “Allocations.” Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2020 and 2019 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Business Solutions	$191,089	$271,052	$469,874	$523,984
Enterprise Solutions	246,759	318,039	580,177	593,674
Public Sector Solutions	112,154	151,985	211,801	256,339
Total net sales	$550,002	$741,076	$1,261,852	$1,373,997
Operating income (loss):
Business Solutions	$1,452	$16,211	$12,752	$24,976
Enterprise Solutions	13,667	19,108	30,390	34,581
Public Sector Solutions	(1,807)	661	(5,130)	(2,405)
Headquarters/Other	(2,724)	(3,657)	(6,773)	(7,420)
Total operating income	10,588	32,323	31,239	49,732
Interest income, net	5	184	96	382
Income before taxes	$10,593	$32,507	$31,335	$50,114
Selected operating expense:
Depreciation and amortization:
Business Solutions	$159	$148	$318	$298
Enterprise Solutions	679	606	1,361	1,245
Public Sector Solutions	15	25	30	46
Headquarters/Other	2,502	2,589	4,793	5,488
Total depreciation and amortization	$3,355	$3,368	$6,502	$7,077
Total assets:
Business Solutions			$326,748	$291,912
Enterprise Solutions			538,994	506,086
Public Sector Solutions			73,885	80,461
Headquarters/Other			14,713	33,343
Total assets			$954,340	$911,802

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, right-of-use assets, and intercompany balance, net. As of June 30, 2020 and 2019, total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $29,100 and $25,093, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment-by-segment basis.

Note 6–Commitments and Contingencies

The Company is subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material, adverse effect on our financial position, results of operations, and/or cash flows.

The Company is subject to audits by states on sales and income taxes, employment matters, and other assessments. Additional liabilities for these and other audits could be assessed, but such outcomes are not expected to have a material, adverse impact on our financial position, results of operations, and/or cash flows.

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London

Interbank Offered Rate (“LIBOR”) (0.16% at June 30, 2020), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2020). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to trailing twelve months Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. The Company had no outstanding bank borrowings at June 30, 2020 or 2019, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors, including the effects of the coronavirus pandemic (“COVID-19”) and successful integration of our new ERP system on our business, financial condition, and results of operations, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We therefore caution you against undue reliance on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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

The primary challenges we continue to face in effectively managing our business, especially in the current economic environment, are (1) increasing our revenues while at the same time improving our gross margin in all three segments, (2) recruiting, retaining, and improving the productivity of our sales and technical support personnel, and (3) effectively controlling our selling, general, and administrative, or SG&A, expenses while making major investments in our IT systems and solution selling personnel, especially in relation to changing revenue levels.

To support future growth, we have expanded, and expect to continue to expand, our IT solutions business, which requires the addition of highly-skilled service engineers. Although we expect to realize the ultimate benefit of higher-margin service revenues under this multi-year initiative, we believe that our cost of services will increase as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may be negatively impacted.

Market and economic conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest on an ongoing basis in our own IT development to meet these new demands.

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality. In the second quarter of 2020, we deployed a new Enterprise Resource Planning (“ERP”) system, which was the result of a multi-year planning and implementation process. The implementation was substantially completed during the quarter, but required significant focus by key employees and management, as well as additional efforts by members of our sales team in certain circumstances, that adversely affected our second quarter execution and sales. While we cannot quantify the adverse impact on our second quarter results, we believe the impact resulted in reduced potential incremental sales but did not result in any material cancelation of or inability to fulfill orders. These additional efforts have continued in the third quarter, at successively decreasing levels, as we work toward complete integration with our business processes. Ultimately, we expect the new ERP system to improve business performance by automating certain manual processes, standardizing business practices, and strengthening our internal financial controls.

EFFECTS OF COVID-19

In December 2019, a novel coronavirus disease was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries. On March 11, 2020, the WHO characterized COVID-19 as a global pandemic.

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

The COVID-19 pandemic has resulted in adverse economic conditions that are impacting, and may continue to impact, our business and the businesses of our suppliers and customers. Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the business and operations of our suppliers and customers remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and restrictions have and may continue to materially adversely impact our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic has caused material disruptions to our business and operations and could cause further material disruptions to our business and operations in the future as a result of, among other things, quarantines, worker illness, worker absenteeism due to illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers. Depending on the extent and duration of the previously-described effects on our business and the operations of our suppliers, our costs to obtain certain products could increase, our ability to obtain products or services from suppliers may be adversely impacted, our ability to service certain customers could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.

In addition, the COVID-19 pandemic has caused, and may continue to cause, material disruptions to the business and operations of our customers. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which may adversely impact our business, financial condition and results of operations. In our opinion, customers who operate within the hospitality, airline, and retail industries are likely to be most adversely affected. We have experienced, and may continue to experience, decreases in orders as a result of the pandemic and there can be no assurances that any decrease in sales resulting from the COVID-19 pandemic will be met by increased sales in the future. We also experienced, and may continue to experience, delays in collecting amounts owed to us, and in some cases, may experience inabilities to collect altogether. As a result, we have increased our customer allowance for doubtful accounts by $3.3 million in the six months ended June 30, 2020 compared with the prior year.

As the effects of the COVID-19 pandemic continue to evolve, it is difficult to predict and forecast the impact it might have on our business and results of operations in the future. However, we continue to monitor the effects on our customers, suppliers, and the economy as a whole and will adjust our business practices, as necessary, to respond to the changing demand for, and supply of, our products.

See the important information in Item 1A. Risk Factors below, under the caption “The spread of COVID-19 and the imposition of related public health measures and restrictions have, and may in the future, further materially adversely impact our business, financial condition, results of operations and cash flows.”

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales (in millions)	$550.0	$741.1	$1,261.9	$1,374.0
Gross margin	16.2%	15.8%	16.0%	15.7%
Selling, general and administrative expenses	14.1%	11.4%	13.5%	12.1%
Income from operations	1.9%	4.4%	2.5%	3.6%

Net sales of $550.0 million for the second quarter of 2020 reflected a decrease of $191.1 million compared to the second quarter of 2019, which was driven by lower net sales across all of our business segments, primarily as a result of the decline in macroeconomic conditions due to the COVID-19 pandemic compared with the prior year. While we continue to supply our customers with necessary technologies to implement work-from-home strategies, remote learning capabilities, and assist on the front lines of the COVID-19 pandemic fight, the impact of the shrinking economy over the course of the second quarter was felt by customers across our business and caused a significant reduction in demand for our products. Gross profit dollars decreased year-over-year by $28.0 million, primarily due to the decrease in net sales. SG&A expenses decreased by $7.2 million, driven primarily by lower personnel costs associated with reduced headcount and lower variable compensation, along with lower product marketing expenses year-over-year. These decreases were partially offset by increases in bad debt expense year-over-year resulting from anticipated collection challenges from customers who have been significantly impacted by the COVID-19 pandemic. Also contributing to the offset were increased professional service fees resulting from the deployment of our new ERP system, which was largely completed in the second quarter of 2020. Operating income in the second quarter of 2020 decreased year-over-year both in dollars and as a percentage of net sales by $21.7 million and 244 basis points, respectively, primarily as a result of the decrease in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales Segment
Enterprise Solutions	45%	43%	46%	43%
Business Solutions	35	37	37	38
Public Sector Solutions	20	20	17	19
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	35%	29%	31%	28%
Desktops	9	13	10	12
Software	10	13	10	12
Servers/Storage	10	9	9	9
Net/Com Products	8	7	8	7
Displays and Sound	9	8	8	9
Accessories	12	13	15	13
Other Hardware/Services	7	8	9	10
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales Segment
Enterprise Solutions	15.1%	14.4%	14.4%	14.7%
Business Solutions	19.5	19.5	19.1	18.7
Public Sector Solutions	12.9	12.0	13.6	12.2
Total	16.2%	15.8%	16.0%	15.7%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2020	2019 (1)	2020	2019 (1)
Personnel costs	$56.9	$64.5	$126.4	$125.4
Advertising	2.7	5.0	7.4	9.6
Facilities operations	2.3	2.2	4.4	4.4
Service contracts/subscriptions	3.2	3.0	6.9	6.1
Professional fees	4.0	2.9	6.6	5.4
Credit card fees	1.3	1.7	2.9	3.1
Depreciation and amortization	3.4	3.4	6.5	7.1
Other	3.6	2.0	8.8	4.8
Total SG&A expense	$77.4	$84.7	$169.9	$165.9
Percentage of net sales	14.1%	11.4%	13.5%	12.1%
(1)	Operating expenses were separated into additional categories in 2020. Certain prior-year balances have been classified to conform with the new presentation.

Restructuring and other charges

In the second quarter of 2020, we undertook a number of actions across our business to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and other costs of $1.0 million in the second quarter of 2020, which were related to an involuntary reduction in workforce across our business segments and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses at June 30, 2020. There were no restructuring and other charges recorded in the second quarter of 2019.

Year-Over-Year Comparisons

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Changes in net sales and gross profit by segment are shown in the following table:

	Three Months Ended June 30,
	2020		2019
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$246.8	44.9%	$318.0	42.9%	(22.4)%
Business Solutions	191.1	34.7	271.1	36.6	(29.5)
Public Sector Solutions	112.2	20.4	152.0	20.5	(26.2)
Total	$550.1	100.0%	$741.1	100.0%	(25.8)%
Gross Profit:
Enterprise Solutions	$37.3	15.1%	$45.8	14.4%	(18.5)%
Business Solutions	37.2	19.5	53.0	19.5	(29.7)
Public Sector Solutions	14.5	12.9	18.2	12.0	(20.6)
Total	$89.0	16.2%	$117.0	15.8%	(23.9)%

Net sales decreased in the second quarter of 2020 compared to the second quarter of 2019, as explained below:

●	Net sales of $246.8 million for the Enterprise Solutions segment reflect a decrease of $71.2 million, or 22.4%, year-over-year. We experienced decreases in net sales across the majority of our product offerings primarily as a result of the deterioration in macroeconomic conditions in the second quarter of 2020. The United States economy shrank significantly period-over-period, the impact of which was felt by our customers and business partners and was reflected in our financial results. Net sales of accessory products decreased by $26.9 million, primarily due to the change in macroeconomic conditions and the timing of large product rollouts. We also experienced decreases in net sales of notebooks/mobility products, desktop products, other hardware/services, and software products of $17.1 million, $12.3 million, $11.4 million, and $10.9 million, respectively.

●	Net sales of $191.1 million for the Business Solutions segment reflect a decrease of $80.0 million, or 29.5% year-over-year. The Business Solutions Segment, which primarily serves the small- and medium-sized business sector, has been heavily impacted by the deterioration in macroeconomic conditions and drove the significant decrease in net sales year-over-year. We experienced a decrease in net sales of desktop products of $20.3 million, notebooks/mobility products of $17.8 million, software products of $15.0 million, and net/com products of $8.6 million. No other product category decreased by more than $6.7 million.

●	Net sales of $112.2 million for the Public Sector Solutions segment decreased by $39.8 million, or 26.2%, compared with the same period a year ago. The decrease in net sales was primarily driven by a deterioration in macroeconomic conditions and some larger projects with the federal government in the second quarter of 2019 that did not repeat in the current year. Though we experienced decreases across the majority of our product lines, including software products of $12.5 million and servers/storage products of $12.1 million, net sales for notebooks and mobility products increased by $15.6 million year-over-year, which was primarily driven by orders by educational institutions preparing for and implementing remote learning capabilities.

Gross profit for the second quarter of 2020 decreased year-over-year in dollars, but increased as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment decreased primarily as a result of the 22.4% decrease in net sales year-over-year. Gross margin improved by 70 basis points in the current quarter, driven by fluctuations in customer and hardware product mix. Gross margin for the quarter also benefitted from a higher percentage of our software sales in the current period being reported on a net basis.

●	Gross profit for the Business Solutions segment decreased year-over-year due primarily to a 29.5% decrease in net sales, while gross margin remained relatively flat.

●	Gross profit for the Public Sector Solutions segment decreased as a result of a 26.2% decrease in net sales. Gross margin improved by 90 basis points year-over-year resulting from changes in customer mix, improved hardware margins, and as a result of a higher percentage of our software sales in the current period being reported on a net basis.

Selling, general and administrative expenses decreased in dollars, but increased as a percentage of net sales in the second quarter of 2020 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below:

	Three Months Ended June 30,
	2020		2019
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$23.6	9.6%	$26.7	8.4%	(11.6)%
Business Solutions	35.6	18.6	36.7	13.5	(3.0)
Public Sector Solutions	16.2	14.4	17.5	11.5	(7.4)
Headquarters/Other, unallocated	2.0		3.8		(47.4)
Total	$77.4	14.1%	$84.7	11.4%	(8.6)%

●	SG&A expenses for the Enterprise Solutions segment decreased in dollars, but increased as a percentage of net sales. The year-over-year change in SG&A dollars was attributable to decreased personnel costs of $2.3 million, driven primarily by a reduction in headcount and lower variable compensation expense associated with lower gross profit, along with lower product marketing and advertising expenses of $1.4 million. These decreases were partially offset by increases of $0.2 million in the use of Headquarter services, including increased contractor and consulting fees associated with the deployment of our new ERP system, and an increase of $0.2 million in bad debt expense, resulting from anticipated collection challenges from customers who have been significantly impacted by the COVID-19 pandemic. SG&A expenses as a percentage of net sales was 9.6% for the Enterprise Solutions segment in the second quarter of 2020, which reflects an increase of 120 basis points and is a result of lower net sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Business Solutions segment decreased in dollars and increased as a percentage of net sales. The year-over-year change in SG&A dollars was attributable to decreased personnel costs of $1.7 million, driven primarily by a reduction in headcount and lower variable compensation expense associated with lower gross profit. Also contributing to the decrease in the current quarter were lower product marketing and advertising expenses of $1.0 million and lower credit card fees of $0.3 million. These decreases were partially offset by increases of $1.3 million in bad debt expense, resulting from anticipated collection challenges from customers who have been significantly impacted by the COVID-19 pandemic, and a $0.5 million increase in the use of Headquarter services, driven, in part, by increased contractor and consulting fees associated with the deployment of our new ERP system. SG&A expenses as a percentage of net sales was 18.6% for the Business Solutions segment in the second quarter of 2020, which reflects an increase of 510 basis points and is a result of lower net sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment decreased in dollars and increased as a percentage of net sales. Personnel costs decreased by $1.6 million year-over-year, mainly due to a reduction in headcount and lower variable compensation associated with lower gross profit. Partially offsetting the expense savings was an increase in the use of Headquarter services by $0.3 million period-over-period, which included increased contractor and consulting fees associated with the deployment of our new ERP system. SG&A expenses as a percentage of net sales was 14.4% for the Public Sector Solutions segment in the second quarter of 2020, which reflects an increase of 300 basis points. This increase year-over-year is primarily attributable to lower net sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group decreased primarily resulting from a $2.0 million decrease in personnel-related costs driven primarily by a lower headcount and decreased variable compensation associated with lower gross profit. Unallocated executive oversight costs also decreased by $1.0 million in the current period. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs. These decreases were partially offset by an increase in professional service fees of $1.1 million year-over-year, primarily driven by an increase in contractor and consulting fees arising from the deployment of our new ERP system in the second quarter of 2020.

Restructuring and other charges incurred in the second quarter of 2020 were $1.0 million and related to an involuntary reduction in workforce across our business segments, and included cash severance payments and other termination related benefits. There were no such charges incurred in the second quarter of 2019.

Income from operations for the second quarter of 2020 decreased to $10.6 million, compared to $32.3 million for the second quarter of 2019, primarily due to the decreases in net sales and gross profit, along with lower SG&A expenses that decreased at a lower rate than net sales year-over-year. Income from operations as a percentage of net sales was 1.9% for the second quarter of 2020, compared to 4.4% of net sales for the prior year quarter, primarily as a result of the decrease in net sales and increase in SG&A expenses.

Our effective tax rate was 27.9% for the second quarter of 2020, compared to 27.2% for the second quarter of 2019. We expect our corporate income tax rate for 2020 to range from 26% to 28%.

Net income for the second quarter of 2020 decreased to $7.6 million, compared to $23.7 million for the second quarter of 2019, primarily due to lower net sales and gross profit, combined with an increase in operating expenses in the second quarter of 2020, as compared to the second quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2020		2019
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$580.2	46.0%	$593.7	43.2%	(2.3)%
Business Solutions	469.9	37.2	524.0	38.1	(10.3)
Public Sector Solutions	211.8	16.8	256.3	18.7	(17.4)
Total	$1,261.9	100.0%	$1,374.0	100.0%	(8.2)%
Gross Profit:
Enterprise Solutions	$83.5	14.4%	$87.1	14.7%	(4.1)%
Business Solutions	89.7	19.1	97.9	18.7	(8.4)
Public Sector Solutions	28.9	13.6	31.3	12.2	(7.7)
Total	$202.1	16.0%	$216.3	15.7%	(6.6)%

Net sales decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as explained below:

●	Net sales of $580.2 million for the Enterprise Solutions segment reflect a decrease of $13.5 million, or 2.3%, year-over-year as customers and business partners face the challenges of the decline in macroeconomic conditions resulting from COVID-19. Net sales of desktop, software, and displays and sound products decreased year-over-year by $14.0 million, $12.5 million, and $11.1 million, respectively. These decreases were partially offset by increases in net/com and accessory products of $17.0 million and $7.6 million, respectively.

●	Net sales of $469.9 million for the Business Solutions segment reflect a decrease of $54.1 million, or 10.3% year-over-year. The majority of the customers served by our Business Solutions segment are small- to medium-sized business, which have been heavily impacted by the decline in macroeconomic conditions in the quarter resulting from the COVID-19 pandemic. We experienced declines in net sales across virtually all of our product lines, including decreases in desktop, software, net/com, and other hardware/services of $13.8 million, $13.3 million, $9.8 million, and $8.2 million, respectively.

●	Net sales of $211.8 million for the Public Sector Solutions segment decreased by $44.5 million, or 17.4%, compared with the same period a year ago. We experienced decreases year-over-year in other hardware and services of $14.3 million, primarily as a result of the decline in the current macroeconomic environment, along with some larger projects with the Federal government in the half of 2019 that did not repeat in the current year. Net sales of software and servers/storage products also decreased by $14.5 million and $12.8 million, respectively, compared with the prior year. These decreases in net sales were partially offset by an increase in sales of notebooks/mobility products of $17.2 million, primarily driven by orders from educational institutions preparing for and implementing remote learning capabilities.

Gross profit for the six months ended June 30, 2020 decreased year-over-year in dollars, but increased as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment decreased year-over-year, primarily due to the 2.3% decrease in net sales. The decrease in gross margin in the quarter of 30 basis points was driven by fluctuations in customer and hardware product mix.

●	Gross profit for the Business Solutions segment decreased as a result of an 10.3% decrease in net sales. However, gross margin increased year-over-year by 40 basis points, resulting from higher invoice selling margins and a greater percentage of our software sales in the current quarter reported on a net basis.

●	Gross profit for the Public Sector Solutions segment decreased by $2.4 million year-over-year, primarily as a result of lower net sales in the current period. Gross margin improved by 140 basis points based on changes in customer mix, improved hardware margins, and a higher percentage of our software sales in the current period reported on a net basis.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2020		2019
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$53.0	9.1%	$52.5	8.8%	1.0%
Business Solutions	76.9	16.4	73.0	13.9	5.3
Public Sector Solutions	33.9	16.0	33.7	13.1	0.6
Headquarters/Other, unallocated	6.1		6.7		(9.0)
Total	$169.9	13.5%	$165.9	12.1%	2.4%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to a $1.0 million increase in bad debt expense, resulting from anticipated collection challenges from customers who have been significantly impacted by the COVID-19 pandemic, and a $0.6 million increase in the use of Headquarter services, which included increased contractor and consulting fees associated with the deployment of our new ERP system. These increases were partially offset by a decrease of $1.3 million in product marketing and advertising expense. There were no other costs incurred during the quarter that had an individually significant impact on the change period-over-period. SG&A expenses as a percentage of net sales was 9.1% for the Enterprise Solutions segment in the first half of 2020, which reflects an increase of 30 basis points. This increase year-over-year is primarily attributable to lower net sales and increased spending compared with the same period a year ago.

●	SG&A expenses for the Business Solutions segment increased in both dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by a $3.3 million increase in bad debt expense resulting from higher expected credit losses from customers who have been significantly impacted by the COVID-19 pandemic. The use of Headquarter services also increased by $1.9 million year-over-year, driven, in part, by an increase in contractor and consulting fees associated with the deployment of our new ERP system. These increases were partially offset by a decrease in product marketing and advertising expense of $1.2 million. SG&A expenses as a percentage of net sales was 16.4% for the Business Solutions segment in the first half of 2020 compared to 13.9% in the first half of 2019, which reflects an increase of 250 basis points year-over-year, resulting from lower net sales and increased spending compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in both dollars and as a percentage of net sales. The increase in SG&A dollars year-over-year is almost entirely attributable to an increase in the usage of Headquarter services of $0.9 million, which included an increase in contractor and consulting fees associated with the deployment of our new ERP system. This increase was partially offset by a decrease in personnel costs, driven by lower variable compensation associated with lower gross profit. SG&A expenses as a percentage of net sales was 16.0% for the Public Sector Solutions segment in the first half of 2020, which reflects an increase of 290 basis points. This increase year-over-year is primarily attributable to lower net sales and increased spending compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group decreased primarily due to a $3.4 million decrease in unallocated executive oversight costs year-over-year. This increase was partially offset by increases in personnel costs of $1.5 million and professional service fees of $1.3, which were primarily driven by an increase in contractor and consulting fees arising from the deployment of our new ERP system in the second quarter of 2020.

Restructuring and other charges in the current year of $1.0 million were incurred in the second quarter of 2020 and related to an involuntary reduction in workforce across our business segments, and included cash severance payments and other related termination benefits. Restructuring and other charges were $0.7 million in the six months ended June

30, 2019 and related to a reduction in workforce in our Headquarters/Other group, and included cash severance payments and other related benefits. Also included were costs incurred related to the closing of one of our office facilities.

Income from operations for the six months ended June 30, 2020 decreased to $31.2 million, compared to $49.7 million for the six months ended June 30, 2019, primarily due to the decreases in net sales and gross profit, along with an increase in SG&A expense year-over-year. Income from operations as a percentage of net sales decreased to 2.5% for the second quarter of 2020, compared to 3.6% of net sales for the prior year, primarily due to the decrease in net sales and increase in SG&A expenses year-over-year.

Our effective tax rate was 28.1% for the six months ended June 30, 2020, compared to 27.4% for the six months ended June 30, 2019. We expect our corporate income tax rate for 2020 to range from 26% to 28%.

Net income for the six months ended June 30, 2020 decreased to $22.5 million, compared to $36.4 million for the six months ended June 30, 2019, primarily due to lower net sales and gross profit, combined with an increase in operating expenses in the first half of 2020, as compared to the first half of 2019.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our bank line of credit, as follows:

●	Cash on Hand. At June 30, 2020, we had $165.9 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

●	Credit Facilities. As of June 30, 2020, we had no borrowings under our $50.0 million bank line of credit, which is available until February 10, 2022.

The COVID-19 global pandemic has created some uncertainty in financial liquidity. A number of customers across affected industries have requested various payment term concessions from us. We have worked closely with our partners to mitigate the impact these concessions might have on us, but we expect that these situations may continue to arise as we navigate through this crisis. In certain cases, our partners provided us with extended payment terms, which will generally return to their original terms beginning in the third quarter of 2020.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended
($ in millions)	2020	2019
Net cash provided by operating activities	$102.4	$3.3
Net cash used in investing activities	(8.2)	(13.9)
Net cash used in financing activities	(18.3)	(11.3)
Increase (decrease) in cash and cash equivalents	$75.9	$(21.9)

Cash provided by operating activities was $102.4 million in the six months ended June 30, 2020. Cash flow provided by operations in the six months ended June 30, 2020 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable, which was reduced by $99.3 million year-over-year driven primarily by a decrease in net sales and the timing of product shipments. Accounts payable also increased year-over-year, which led to improved cash flows from operations. These factors that contributed to the positive inflow of cash from operating activities were partially offset by increases in inventory of $41.0 million. Our days sales outstanding increased to 68 days at June 30, 2020, compared to 55 days at June 30, 2019. Inventory increased from the prior year-end balance due to higher levels of inventory on-hand, which resulted primarily from an increase in purchases due to anticipated shortages of certain products and increased prices resulting from the COVID-19 pandemic. Inventory turns, which measures the number of times inventory was sold and replaced during the period, decreased to 12 for the second quarter of 2020 compared to 17 turns for the prior year quarter. Operating cash flow in the six months ended June 30, 2019 resulted primarily from net income before depreciation and amortization, an increase in accounts payable, an increase in accrued expenses, and a decrease in prepaid expenses, partially offset by increases in inventory and accounts receivable.

Cash used in investing activities in the six months ended June 30, 2020 represented $8.2 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure, particularly related to our new ERP system implementation. In the prior year, we made similar investments with $13.9 million in purchases of property and equipment. Our new ERP system was deployed in the second quarter of 2020, which resulted in fewer capital expenditures in the current year as the project was winding down.

Cash used in financing activities in the six months ended June 30, 2020 consisted primarily of $10.2 million for the repurchase treasury shares and an $8.4 million payment of a special $0.32 per share dividend. In the six months ended June 30, 2020, we have purchased 0.2 million shares at an average price of $41.34, and we are authorized to purchase an additional $12.7 million in shares under our Board-approved repurchase program. In the prior year period, financing activities primarily represented an $8.5 million payment of a special $0.32 per share dividend and $3.5 million for the purchase of treasury shares.

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

Bank Line of Credit. Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million. Amounts outstanding under the facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2020). The one-month LIBOR rate at June 30, 2020 was 0.16%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” At June 30, 2020, $50.0 million was available for borrowing under the facility.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Credit Facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this line of credit. This credit facility contains two financial covenants:

●	Our funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by our consolidated trailing twelve months Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the six months ended June 30, 2020 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of June 30, 2020. Future decreases in our consolidated trailing twelve months Adjusted EBITDA, could limit our potential borrowings under the credit facility.

●	Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $465.2 million at June 30, 2020, whereas our consolidated stockholders’ equity at that date was $611.2 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See also “Part II – Other Information” of this Form 10-Q. No other material changes have occurred in our market risks since December 31, 2019.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In 2017, we began the process of implementing a new company-wide ERP system as part of a multi-year plan to integrate and upgrade our systems and processes. The system became operational in May 2020. As the implementation of the new ERP system has now been largely completed, we have experienced certain changes to our processes and procedures which, in turn, have resulted in changes to the design and operation of certain internal controls over financial reporting. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods. While we ultimately expect the new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

Furthermore, in response to the COVID-19 pandemic, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures, however, those changes have so far not been material.

Except for the changes as described in detail above, there were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A - Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the below risk factor, which could materially affect our business, financial position, and results of operations. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Annual Report, and the risk factor disclosure in the Annual Report is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.

The spread of COVID-19 and the imposition of related public health measures and restrictions have, and may in the future, further materially adversely impact our business, financial condition, results of operations and cash flows.

In December 2019, the 2019 novel coronavirus surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. The impacts of the outbreak are unknown and rapidly evolving.

The COVID-19 pandemic has caused material disruptions to our business and operations and could cause material disruptions to our business and operations in the future as a result of, among other things, quarantines, worker illness, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions.

We rely on third-party suppliers and manufacturers. This outbreak has resulted in the extended shutdown of certain businesses, which may in turn result in disruptions or delays to our supply chain. These may include disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and their contract manufacturers will likely impact our sales and operating results. In addition, the COVID-19 pandemic has caused, and may continue to cause, disruptions to the business and operations of our customers. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity. We have experienced, and may continue to experience, a decrease in orders as a result of the pandemic. We have also experienced, and may continue to experience, delays in collecting amounts owed to us.

This widespread health crisis has adversely affected the global economy, and may result in a sustained economic downturn that could impact demand for our products going forward.

The future impact of the outbreak is highly uncertain and cannot be predicted, and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including actions taken to contain COVID-19.

Item 6 - Exhibits

Exhibit Number		Description
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	**	2020 Stock Inventive Plan (incorporated by reference to the Company’s Current Report on FormDef14A filed with the SEC on April 29, 2020).
101.INS	**	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tages are embedded within the inline XBRL document.
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	**	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	**	Inline XBRL Taxonomy Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and June 30, 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity at June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	August 10, 2020	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	August 10, 2020	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)