Form 10-Q
period 2020-09-30
PC CONNECTION INC
filed 2020-11-09
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-23827

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of November 6, 2020 was 26,175,491.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$108,051	$90,060
Accounts receivable, net	588,960	549,626
Inventories, net	134,689	124,666
Income taxes receivable	—	1,388
Prepaid expenses and other current assets	12,016	10,671
Total current assets	843,716	776,411
Property and equipment, net	63,189	64,226
Right-of-use assets	13,768	13,842
Goodwill	73,602	73,602
Intangible assets, net	7,393	8,307
Other assets	1,666	947
Total Assets	$1,003,334	$937,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$283,163	$235,641
Accrued payroll	20,200	28,050
Accrued expenses and other liabilities	34,997	45,232
Total current liabilities	338,360	308,923
Deferred income taxes	20,170	20,170
Noncurrent operating lease liabilities	10,579	10,330
Other liabilities	5,948	600
Total Liabilities	375,057	340,023
Stockholders’ Equity:
Common stock	289	288
Additional paid-in capital	119,762	118,045
Retained earnings	554,163	514,694
Treasury stock, at cost	(45,937)	(35,715)
Total Stockholders’ Equity	628,277	597,312
Total Liabilities and Stockholders’ Equity	$1,003,334	$937,335

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$652,752	$729,410	$1,914,603	$2,103,407
Cost of sales	544,922	610,547	1,604,656	1,768,210
Gross profit	107,830	118,863	309,947	335,197
Selling, general and administrative expenses	86,753	86,226	256,640	252,125
Restructuring and other charges	—	—	992	703
Income from operations	21,077	32,637	52,315	82,369
Interest (expense) income, net	(17)	62	80	444
Income before taxes	21,060	32,699	52,395	82,813
Income tax provision	(4,130)	(8,949)	(12,926)	(22,668)
Net income	$16,930	$23,750	$39,469	$60,145

Earnings per common share:
Basic	$0.65	$0.90	$1.51	$2.28
Diluted	$0.64	$0.90	$1.50	$2.27

Shares used in computation of earnings per common share:
Basic	26,130	26,323	26,158	26,339
Diluted	26,311	26,479	26,337	26,496

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three months ended September 30, 2020
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at June 30, 2020	28,892	$289	$119,628	$537,233	(2,773)	$(45,937)	$611,213
Stock-based compensation expense	—	—	619	—	—	—	619
Restricted stock units vested	23	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(485)	—	—	—	(485)
Net income	—	—	—	16,930	—	—	16,930
Balance at September 30, 2020	28,915	$289	$119,762	$554,163	(2,773)	$(45,937)	$628,277

	Nine months ended September 30, 2020
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312
Stock-based compensation expense	—	—	1,866	—	—	—	1,866
Restricted stock units vested	33	1	—	—	—	—	1
Issuance of common stock under Employee Stock Purchase Plan	12	—	536	—	—	—	536
Shares withheld for taxes paid on stock awards	—	—	(685)	—	—	—	(685)
Repurchase of common stock for treasury	—	—	—	—	(247)	(10,222)	(10,222)
Net income	—	—	—	39,469	—	—	39,469
Balance at September 30, 2020	28,915	$289	$119,762	$554,163	(2,773)	$(45,937)	$628,277

See notes to unaudited condensed consolidated financial statements.

	Three months ended September 30, 2019
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at June 30, 2019	28,818	$288	$117,212	$477,405	(2,500)	$(34,738)	$560,167
Stock-based compensation expense	—	—	426	—	—	—	426
Restricted stock units vested	22	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(337)	—	—	—	(337)
Repurchase of common stock for treasury	—	—	—	—	(23)	(862)	(862)
Net income	—	—	—	23,750	—	—	23,750
Balance at September 30, 2019	28,840	$288	$117,301	$501,155	(2,523)	$(35,600)	$583,144

	Nine months ended September 30, 2019
							Total
	Common Stock		Additional	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2018	28,787	$288	$115,842	$441,010	(2,391)	$(31,237)	$525,903
Stock-based compensation expense	—	—	1,259	—	—	—	1,259
Restricted stock units vested	34	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	19	—	609	—	—	—	609
Shares withheld for taxes paid on stock awards	—	—	(409)	—	—	—	(409)
Repurchase of common stock for treasury	—	—	—	—	(132)	(4,363)	(4,363)
Net income	—	—	—	60,145	—	—	60,145
Balance at September 30, 2019	28,840	$288	$117,301	$501,155	(2,523)	$(35,600)	$583,144

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows provided by Operating Activities:
Net income	$39,469	$60,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,335	10,184
Provision for doubtful accounts	3,276	181
Stock-based compensation expense	1,866	1,259
Deferred income taxes	—	10
Loss on disposal of fixed assets	13	114
Changes in assets and liabilities:
Accounts receivable	(42,610)	(31,390)
Inventories	(10,023)	(6,883)
Prepaid expenses, income tax receivables and other current assets	43	3,702
Other non-current assets	(719)	319
Accounts payable	48,736	(3,167)
Accrued expenses and other liabilities	(3,987)	5,548
Net cash provided by operating activities	46,399	40,022
Cash Flows used in Investing Activities:
Purchases of equipment	(9,611)	(20,621)
Net cash used in investing activities	(9,611)	(20,621)
Cash Flows used in Financing Activities:
Purchase of treasury shares	(10,222)	(4,363)
Dividend payments	(8,427)	(8,452)
Issuance of stock under Employee Stock Purchase Plan	536	609
Payments of payroll taxes on stock-based compensation through shares withheld	(684)	(409)
Net cash used in financing activities	(18,797)	(12,615)
Increase in cash and cash equivalents	17,991	6,786
Cash and cash equivalents, beginning of period	90,060	91,703
Cash and cash equivalents, end of period	$108,051	$98,489

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$248	$1,684
Supplemental Cash Flow Information:
Income taxes paid	$13,798	$18,972

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2020 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2020.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying condensed consolidated financial statements.

The Company’s operations and financial performance in certain areas of its business were negatively impacted by the coronavirus pandemic (“COVID-19”) in the nine months ended September 30, 2020. The extent to which the COVID-19 pandemic impacts the Company’s financial results and operations for the remainder of 2020 and beyond will depend on future developments that are highly uncertain and cannot be predicted at this time. The Company updated its estimates and judgements in response to the economic uncertainty associated with COVID-19, which were reflected in the amounts reported in the accompanying condensed consolidated financial statements. The Company has experienced, and may continue to experience, delays in collecting amounts owed to it, and in some cases, may experience inabilities to collect altogether. As a result, the Company increased its customer allowance for doubtful accounts by $3,276 in the nine months ended September 30, 2020, compared to an increase of $181 for the same period in the prior year. The Company has also evaluated the potential impact of the pandemic on the carrying values of its goodwill and intangible assets, and based on the assessment, did not identify any indications to suggest that an impairment may exist. These estimates may change as new events occur and actual results could differ materially from these estimates.

Out of Period Adjustments

During the third quarter, the Company identified certain out of period adjustments, which were the result of errors identified related to revenue cutoff. The impact of these errors was an understatement of net sales, gross profit and net income for the three- and six-months ended June 30, 2020 by $945, $4,214 and $2,955, respectively. The related accounts receivable, inventory, and accrued expenses and other liability were also understated at June 30, 2020 as a result of these errors. The Company corrected these errors in the three month period ended September 30, 2020, resulting in an overstatement of $945, $4,214 and $2,955 in net sales, gross profit, and net income, respectively. The Company evaluated the effect of these errors on the Company’s financial statements under Accounting Standards Codification (“ASC”) 250 – Accounting Changes and Error Corrections, along with Staff Accounting Bulletin No. 99 – Materiality. Based on a review of both quantitative and qualitative factors of the materiality of the amounts, the Company concluded that the errors were not material to any previously issued condensed consolidated financial statements or for the current period in which they were corrected.

Restructuring and other charges

The restructuring and other charges recorded in the second quarter of 2020 were related to an involuntary reduction in workforce across our business segments and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses and other liabilities at September 30, 2020. The Company did not record any restructuring and other charges in the three months ended September 30, 2020, and as of the date of this report, the Company has no ongoing restructuring plans.

The restructuring and other charges recorded in 2019 were related to a reduction in workforce in the Company’s Headquarters/Other group and included cash severance payments and other related benefits. Also included were exit costs incurred associated with the closing of one of our office facilities, which were expensed as incurred.

Restructuring and other charges are presented separately from selling, general and administrative (“SG&A”) expenses. Costs incurred were as follows:

	Nine Months Ended September 30,
	2020	2019
Employee separations	$992	$553
Lease termination costs	—	150
Total restructuring and other charges	$992	$703

Included in accrued expenses as of September 30, 2020 and 2019 were $133 and $216, respectively, related to unpaid termination benefits.

Adoption of Recently Issued Financial Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company has adopted this standard beginning January 1, 2020 for both interim and annual reporting periods. The Company expects to perform a step 1 annual goodwill impairment assessment in the fourth quarter of each calendar year, and more frequently if events or circumstances occur that would indicate a potential decline in fair value. As a result of the adoption, and in accordance with the new guidance, the Company would not perform a step two analysis in the event an impairment loss is identified.

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

Recently Issued Financial Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The Company expects to adopt the guidance upon transition from LIBOR, but does not believe the adoption will have a material effect on its consolidated financial statements.

Note 2–Revenue

The Company disaggregates revenue from its arrangements with customers by type of products and services, as it believes this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended September 30, 2020 and 2019, along with the reportable segment for each category.

	Three Months Ended September 30, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$72,694	$63,093	$66,761	$202,548
Desktops	20,097	33,451	9,861	63,409
Software	33,061	26,336	17,698	77,095
Servers/Storage	20,209	23,832	12,292	56,333
Net/Com Products	19,140	27,941	15,420	62,501
Displays and Sound	21,161	16,511	17,304	54,976
Accessories	27,855	40,538	14,842	83,235
Other Hardware/Services	16,768	28,065	7,822	52,655
Total net sales	$230,985	$259,767	$162,000	$652,752

	Three Months Ended September 30, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$79,287	$77,214	$63,154	$219,655
Desktops	34,806	36,821	20,499	92,126
Software	36,879	28,439	13,205	78,523
Servers/Storage	26,352	16,374	16,576	59,302
Net/Com Products	25,200	11,666	15,695	52,561
Displays and Sound	23,224	29,641	17,669	70,534
Accessories	26,306	46,546	14,545	87,397
Other Hardware/Services	21,702	31,594	16,016	69,312
Total net sales	$273,756	$278,295	$177,359	$729,410

The following table represents a disaggregation of revenue from arrangements with customers for the nine months ended September 30, 2020 and 2019, along with the reportable segment for each category.

	Nine Months Ended September 30, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$226,959	$222,139	$146,035	$595,133
Desktops	67,891	94,674	29,440	192,005
Software	93,710	77,394	33,340	204,444
Servers/Storage	69,685	63,042	32,058	164,785
Net/Com Products	54,916	72,172	32,674	159,762
Displays and Sound	64,338	58,603	38,433	161,374
Accessories	75,362	164,185	36,273	275,820
Other Hardware/Services	47,998	87,734	25,548	161,280
Total net sales	$700,859	$839,943	$373,801	$1,914,603

	Nine Months Ended September 30, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	240,644	$240,621	$125,220	$606,485
Desktops	96,377	112,067	50,074	258,518
Software	110,826	91,954	43,362	246,142
Servers/Storage	81,452	48,536	49,149	179,137
Net/Com Products	70,806	38,866	40,918	150,590
Displays and Sound	64,422	82,812	41,839	189,073
Accessories	72,036	162,601	35,112	269,749
Other Hardware/Services	61,177	94,512	48,024	203,713
Total net sales	$797,740	$871,969	$433,698	$2,103,407

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$1,540	$5,942

Changes in the contract liability balances during the nine months ended September 30, 2020 and 2019 are as follows (in thousands):

2020
Balances at December 31, 2019	$5,942
Cash received in advance and not recognized as revenue	7,978
Amounts recognized as revenue as performance obligations satisfied	(12,380)
Balances at September 30, 2020	$1,540

2019
Balances at December 31, 2018	$2,679
Cash received in advance and not recognized as revenue	8,868
Amounts recognized as revenue as performance obligations satisfied	(8,222)
Balances at September 30, 2019	$3,325

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$16,930	$23,750	$39,469	$60,145
Denominator:
Denominator for basic earnings per share	26,130	26,323	26,158	26,339
Dilutive effect of unvested employee stock awards	181	156	179	157
Denominator for diluted earnings per share	26,311	26,479	26,337	26,496
Earnings per share:
Basic	$0.65	$0.90	$1.51	$2.28
Diluted	$0.64	$0.90	$1.50	$2.27

For the three and nine months ended September 30, 2020, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4—Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset (“ROU asset”) as of September 30, 2020 was $3,739 and a corresponding lease liability of $3,739 associated with related party leases.

As of September 30, 2020, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$798	$1,111	$1,071	$2,379	$3,450
Short-term lease cost	107	2	109	188	6	194
Total lease cost	$420	$800	$1,220	$1,259	$2,385	$3,644

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$832	$1,145	$1,071	$2,439	$3,510

Weighted-average remaining lease term (in years):
Capitalized operating leases				3.17	5.81	5.13

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$379	$773	$1,152	$1,137	$2,396	$3,533
Short-term lease cost	41	2	43	123	6	129
Total lease cost	$420	$775	$1,195	$1,260	$2,402	$3,662

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$379	$832	$1,211	$1,137	$2,585	$3,722

Weighted-average remaining lease term (in years):
Capitalized operating leases				4.11	6.78	5.92

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

As of September 30, 2020, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2020, excluding the nine months ended September 30, 2020	$313	$833	$1,146
2021	1,253	3,092	4,345
2022	1,253	2,111	3,364
2023	1,149	1,675	2,824
2024	—	1,699	1,699
2025	—	1,594	1,594
Thereafter	—	888	888
	$3,968	$11,892	$15,860

Imputed interest			(1,292)
Lease liability balance at September 30, 2020			$14,568

As of September 30, 2020, the ROU asset had a balance of $13,768. The long-term lease liability was $10,579 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,989.

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

Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2020 and 2019 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Business Solutions	$230,985	$273,756	$700,859	$797,740
Enterprise Solutions	259,767	278,295	839,943	871,969
Public Sector Solutions	162,000	177,359	373,801	433,698
Total net sales	$652,752	$729,410	$1,914,603	$2,103,407
Operating income (loss):
Business Solutions	$8,827	$13,533	$21,579	$38,509
Enterprise Solutions	14,843	16,346	45,233	50,927
Public Sector Solutions	3,165	7,082	(1,964)	4,677
Headquarters/Other	(5,758)	(4,324)	(12,533)	(11,744)
Total operating income	21,077	32,637	52,315	82,369
Interest (expense) income, net	(17)	62	80	444
Income before taxes	$21,060	$32,699	$52,395	$82,813
Selected operating expense:
Depreciation and amortization:
Business Solutions	$159	$149	$477	$447
Enterprise Solutions	697	613	2,057	1,858
Public Sector Solutions	15	22	45	68
Headquarters/Other	2,962	2,323	7,756	7,811
Total depreciation and amortization	$3,833	$3,107	$10,335	$10,184
Total assets:
Business Solutions			$343,010	$300,360
Enterprise Solutions			551,914	488,867
Public Sector Solutions			123,520	90,437
Headquarters/Other			(15,110)	(9,016)
Total assets			$1,003,334	$870,648

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, right-of-use assets, and intercompany balance, net. As of September 30, 2020 and 2019, total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $60,802 and $36,077, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month LIBOR (0.15% at September 30, 2020), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at September 30, 2020). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to trailing twelve months Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. The Company had no outstanding bank borrowings at September 30, 2020 or 2019, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors, including the effects of the coronavirus pandemic (“COVID-19”) and successful integration of our new Enterprise Resource Planning (“ERP”) system on our business, financial condition, and results of operations, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We therefore caution you against undue reliance on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality. In the second quarter of 2020, we deployed a new ERP system, which was the result of a multi-year planning and implementation process. The implementation was substantially completed during the second quarter and we continue to work toward complete integration with our business processes and ultimately expect the new ERP system to improve business performance by automating certain manual processes and standardizing business practices.

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

In addition, the COVID-19 pandemic has caused, and may continue to cause, material disruptions to the business and operations of our customers. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which may adversely impact our business, financial condition and results of operations. In our opinion, customers who operate within the hospitality, airline, and retail industries are likely to be most adversely affected. We have experienced, and may continue to experience, decreases in orders as a result of the pandemic and there can be no assurances that any decrease in sales resulting from the COVID-19 pandemic will be met by increased sales in the future. We also experienced, and may continue to experience, delays in collecting amounts owed to us, and in some cases, may experience inabilities to collect altogether. As a result, we have increased our customer allowance for doubtful accounts by $3.3 million in the nine months ended September 30, 2020.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2020	2019	2020	2019
Net sales	$652.8	$729.4	$1,914.6	$2,103.4
Gross profit	$107.8	$118.9	$309.9	$335.2
Gross margin	16.5%	16.3%	16.2%	15.9%
Selling, general and administrative expenses	13.3%	11.8%	13.4%	12.0%
Income from operations	3.2%	4.5%	2.7%	3.9%

Net sales of $652.8 million for the third quarter of 2020 reflected a decrease of $76.6 million compared to the third quarter of 2019, which was driven by lower net sales across all of our business segments, primarily as a result of the decline in macroeconomic conditions due to the COVID-19 pandemic compared with the prior year. While we continue to supply our customers with necessary technologies to implement work-from-home strategies, remote learning capabilities, and assist on the front lines of the COVID-19 pandemic fight, the impact of the shrinking economy over the course of the year has been felt by customers across our business and caused a significant reduction in demand for our products. Included in net sales for the three months ended September 30, 2020 was $0.9 million of revenue related to the correction of errors in the second quarter operating results. Gross profit decreased year-over-year by $11.0 million, primarily due to the decline in net sales, partially offset by a $3.2 million reduction to cost of sales related to the correction of errors in the second quarter operating results. SG&A expenses increased by $0.5 million, driven primarily by increased professional service fees of $3.2 million resulting from the deployment of our new ERP system and increased depreciation expense of $0.7 million. These increases were partially offset by lower product marketing and advertising expenses of $2.2 million and a decrease in personnel costs of $1.1 million associated with reduced headcount and lower variable compensation. Operating income in the third quarter of 2020 decreased year-over-year both in dollars and as a percentage of net sales by $11.6 million and 125 basis points, respectively, primarily as a result of the decrease in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales Segment
Enterprise Solutions	40%	38%	43%	41%
Business Solutions	35	38	37	38
Public Sector Solutions	25	24	20	21
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	31%	30%	31%	29%
Desktops	10	13	10	12
Software	12	11	11	12
Servers/Storage	9	8	9	9
Net/Com Products	10	7	8	7
Displays and Sound	8	10	8	9
Accessories	13	12	14	13
Other Hardware/Services	7	9	9	9
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales Segment
Enterprise Solutions	14.8%	15.1%	14.5%	14.8%
Business Solutions	20.2	19.0	19.4	18.8
Public Sector Solutions	14.1	13.9	13.8	12.9
Total	16.5%	16.3%	16.2%	15.9%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2020	2019 (1)	2020	2019 (1)
Personnel costs	$64.8	$65.9	$191.2	$191.4
Advertising	2.4	4.6	9.8	14.2
Facilities operations	2.0	2.1	6.4	6.5
Service contracts/subscriptions	4.0	3.1	10.9	9.2
Professional fees	5.9	2.7	12.5	8.1
Credit card fees	1.7	1.6	4.5	4.7
Depreciation and amortization	3.8	3.1	10.3	10.2
Other	2.2	3.1	11.0	7.8
Total SG&A expense	$86.8	$86.2	$256.6	$252.1
Percentage of net sales	13.3%	11.8%	13.4%	12.0%
(1)	Operating expenses were separated into additional categories in 2020. Certain prior-year balances have been classified to conform with the new presentation.

Restructuring and other charges

In the second quarter of 2020, we undertook a number of actions across our business to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and other costs of $1.0 million in the second quarter of 2020, which were related to an involuntary reduction in workforce across our business segments and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses and other liabilities at September 30, 2020. There were no restructuring and other charges recorded in the third quarter of 2020 or 2019.

Year-Over-Year Comparisons

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Changes in net sales and gross profit by segment are shown in the following table:

	Three Months Ended September 30,
	2020		2019
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$259.8	39.8%	$278.3	38.2%	(6.6)%
Business Solutions	231.0	35.4	273.8	37.5	(15.6)
Public Sector Solutions	162.0	24.8	177.3	24.3	(8.6)
Total	$652.8	100.0%	$729.4	100.0%	(10.5)%
Gross Profit:
Enterprise Solutions	$38.4	14.8%	$42.1	15.1%	(8.8)%
Business Solutions	46.6	20.2	52.1	19.0	(10.6)
Public Sector Solutions	22.8	14.1	24.7	13.9	(7.7)
Total	$107.8	16.5%	$118.9	16.3%	(9.3)%

Net sales decreased in the third quarter of 2020 compared to the third quarter of 2019, as explained below:

●	Net sales of $259.8 million for the Enterprise Solutions segment reflect a decrease of $18.5 million, or 6.6%, year-over-year. We experienced decreases in net sales across the majority of our product offerings primarily as a result of the deterioration in macroeconomic conditions in the third quarter of 2020. The United States economy shrank significantly period-over-period, the impact of which was felt by our customers and business partners and was reflected in our financial results. We experienced decreases in net sales of notebooks/mobility products, displays and sound products, accessory products, and desktop products of $14.1 million, $13.1 million, $6.0 million, and $3.4 million, respectively. Net sales of net/com products increased by $16.3 million year-over-year, primarily due to the timing of large project rollouts.

●	Net sales of $231.0 million for the Business Solutions segment reflect a decrease of $42.8 million, or 15.6%, year-over-year. The Business Solutions Segment, which primarily serves the small- and medium-sized business sector, has been heavily impacted by the deterioration in macroeconomic conditions and drove the significant decrease in net sales year-over-year. We experienced a decrease in net sales of desktop products of $14.7 million, notebooks/mobility products of $6.6 million, server/storage products of $6.1 million, and net/com products of $6.1 million. No other product category decreased by more than $4.9 million. Also included in net sales for the three months ended September 30, 2020 was $2.4 million related to the correction of errors in the second quarter 2020 operating results.

●	Net sales of $162.0 million for the Public Sector Solutions segment reflect a decrease of $15.3 million, or 8.6%, compared with the same period a year ago. The decrease in net sales was primarily driven by a deterioration in macroeconomic conditions and strong comparative results in the same quarter a year ago. Though we experienced decreases across the majority of our product lines, including desktop products of $10.6 million, other hardware/services of $8.2 million, and server/storage products of $4.3 million, net sales for software and notebooks/mobility products grew by $4.5 million and $3.6 million, respectively. Also included in net sales for the three months ended September 30, 2020 was a decrease of $1.5 million related to the correction of errors in the second quarter 2020 operating results.

Gross profit for the third quarter of 2020 decreased year-over-year in dollars, but increased as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment decreased primarily as a result of the 6.6% decrease in net sales year-over-year and fluctuations in customer and hardware product mix. Partially offsetting the decrease in gross profit period-over-period was $0.7 million in gross profit recognized in the three months ended September 30, 2020, driven, in part, by a $0.6 million reduction to cost of sales, related to the correction of errors in the second quarter 2020 operating results. The decrease in net sales year-over-year and the change in customer and hardware product mix also explains the decrease in gross margin of 30 basis points in the current quarter.

●	Gross profit for the Business Solutions segment decreased year-over-year due primarily to a 15.6% decrease in net sales. Partially offsetting the decrease in gross profit period-over-period was $3.1 million in gross profit recognized in the three months ended September 30, 2020, driven, in part, by a $0.8 million reduction to cost of sales, related to the correction of errors in the second quarter 2020 operating results. Gross margin increased by approximately 120 basis points, driven, in part, by a higher percentage of our software sales in the quarter being reported on a net basis and by the out of period adjustments of $2.4 million in net sales and $0.8 million in cost of sales recorded in the current period.

●	Gross profit for the Public Sector Solutions segment decreased as a result of a 8.6% decrease in net sales. Partially offsetting the decrease in gross profit period-over-period was $0.4 million in gross profit recognized in the three months ended September 30, 2020, driven, in part, by a $1.9 million reduction to cost of sales, related to the correction of errors in the second quarter 2020 operating results. Gross margin improved slightly by 20 basis points year-over-year and benefitted from a higher percentage of our software sales in the current period being reported on a net basis, along with the out of period adjustments of $1.5 million in net sales and $1.9 million in cost of sales recorded in the current period.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the third quarter of 2020 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below:

	Three Months Ended September 30,
	2020		2019
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$23.6	9.1%	$25.8	9.3%	(8.5)%
Business Solutions	37.8	16.4	38.6	14.1	(2.1)
Public Sector Solutions	19.6	12.1	17.5	9.9	12.0
Headquarters/Other, unallocated	5.8		4.3		34.9
Total	$86.8	13.3%	$86.2	11.8%	0.7%

●	SG&A expenses for the Enterprise Solutions segment decreased in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was attributable to decreased personnel costs of $1.8 million, driven primarily by a reduction in headcount and lower variable compensation expense associated with lower gross profit, along with lower product marketing and advertising expenses of $0.4 million. SG&A expenses as a percentage of net sales was 9.1% for the Enterprise Solutions segment in the third quarter of 2020, which reflects a decrease of 20 basis points and is a result of cost savings associated with lower net sales that outpaced the decrease in net sales.

●	SG&A expenses for the Business Solutions segment decreased in dollars and increased as a percentage of net sales. The year-over-year change in SG&A dollars was driven primarily by lower product marketing and advertising expenses of $1.5 million . Personnel costs also decreased by $0.5 million period-over-period as a result of a reduction in headcount and lower variable compensation expense associated with lower gross profit. Also contributing to the decrease in the current quarter were lower credit card fees of $0.2 million. These decreases were partially offset by increases in the use of Headquarter services of $1.7 million, driven, in part, by increased contractor and consulting fees primarily associated with the deployment of our new ERP system. SG&A expenses as a percentage of net sales was 16.4% for the Business Solutions segment in the third quarter of 2020, which reflects an increase of 230 basis points and is a result of lower net sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales. Personnel costs increased by $1.1 million year-over-year, mainly driven by increases in variable compensation, and an increase in the use of Headquarter services of $0.9 million, which included increased contractor and consulting fees primarily associated with the deployment of our new ERP system. Credit card fees also increased by $0.2 million year-over-year. SG&A expenses as a percentage of net sales was 12.1% for the Public Sector Solutions segment in the third quarter of 2020, which reflects an increase of 220 basis points. This increase year-over-year is primarily attributable to lower net sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group increased primarily as a result of a $3.2 million increase in contractor and consulting fees primarily associated with the deployment of our new ERP system and an increase of $0.8 million in service contracts. Depreciation expense also increased by $0.6 million year-over-year. These increases were partially offset by a reduction in the allocation of Headquarter services of $3.2 million in the current period. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Income from operations for the third quarter of 2020 decreased to $21.1 million, compared to $32.7 million for the third quarter of 2019, primarily due to the decreases in net sales and gross profit, along with increased SG&A expenses. Income from operations as a percentage of net sales was 3.2% for the third quarter of 2020, compared to 4.5% of net sales for the prior year quarter, primarily as a result of the decrease in net sales and increase in SG&A expenses.

Our provision for income taxes in the three months ended September 30, 2020 was $4.1 million, which included $1.7 million of discrete items mainly related to R&D tax credits.

Net income for the third quarter of 2020 decreased to $16.9 million, compared to $23.8 million for the third quarter of 2019, primarily due to lower net sales and gross profit, combined with an increase in operating expenses in the third quarter of 2020, as compared to the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2020		2019
		% of		% of	%
($ in millions)	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$839.9	43.9%	$872.0	41.5%	(3.7)%
Business Solutions	700.9	36.6	797.7	37.9	(12.1)
Public Sector Solutions	373.8	19.5	433.7	20.6	(13.8)
Total	$1,914.6	100.0%	$2,103.4	100.0%	(9.0)%
Gross Profit:
Enterprise Solutions	$122.0	14.5%	$129.1	14.8%	(5.5)%
Business Solutions	136.3	19.4	150.1	18.8	(9.2)
Public Sector Solutions	51.6	13.8	56.0	12.9	(7.9)
Total	$309.9	16.2%	$335.2	15.9%	(7.5)%

Net sales decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as explained below:

●	Net sales of $839.9 million for the Enterprise Solutions segment reflect a decrease of $32.1 million, or 3.7%, year-over-year as customers and business partners face the challenges of the decline in macroeconomic conditions resulting from COVID-19. Net sales of displays and sound, notebook/mobility, desktop, and software products decreased year-over-year by $24.2 million, $18.5 million, $17.4 million, and $14.6 million, respectively. These decreases were partially offset by increases in net/com and server/storage products of $33.3 million and $14.5 million, respectively, primarily as a result of the timing of large project rollouts.

●	Net sales of $700.9 million for the Business Solutions segment reflect a decrease of $96.8 million, or 12.1% year-over-year. The majority of the customers served by our Business Solutions segment are small- to medium-sized business, which have been heavily impacted by the decline in macroeconomic conditions in 2020 resulting from the COVID-19 pandemic. We experienced declines in net sales across virtually all of our product lines, including decreases in desktop, software, net/com, and other hardware/services of $28.5 million, $17.1 million, $15.9 million, and $13.2 million, respectively.

●	Net sales of $373.8 million for the Public Sector Solutions segment decreased by $59.9 million, or 13.8%, compared with the same period a year ago. We experienced decreases year-over-year in other hardware and services of $22.5 million, primarily as a result of the decline in the current macroeconomic environment, along with some larger projects with the Federal government in the first half of 2019 that did not repeat in the current year. Net sales of desktop, servers/storage, and software products also decreased by $20.6 million, $17.1 million, and $10.0 million, respectively, compared with the prior year. These decreases in net sales were partially offset by an increase in sales of notebooks/mobility products of $20.8 million, primarily driven by orders from educational institutions preparing for and implementing remote learning capabilities.

Gross profit for the nine months ended September 30, 2020 decreased year-over-year in dollars, but increased as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment decreased year-over-year, primarily due to the 3.7% decrease in net sales. The decrease in gross margin of 30 basis points compared with the prior year was driven by fluctuations in customer and hardware product mix.

●	Gross profit for the Business Solutions segment decreased as a result of an 12.1% decrease in net sales. However, gross margin increased year-over-year by 60 basis points, resulting from higher invoice selling margins and a greater percentage of our software sales in the current period reported on a net basis.

●	Gross profit for the Public Sector Solutions segment decreased by $4.4 million year-over-year, primarily as a result of lower net sales in the current period. Gross margin improved by 90 basis points based on changes in customer mix, improved hardware margins, and a higher percentage of our software sales in the current period reported on a net basis.

Selling, general and administrative expenses increased in dollars and as a percentage of net sales in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Nine Months Ended September 30,
	2020		2019
		% of		% of
		Segment Net		Segment Net	%
($ in millions)	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$76.6	9.1%	$78.2	9.0%	(2.0)%
Business Solutions	114.6	16.4	111.6	14.0	2.7
Public Sector Solutions	53.6	14.3	51.3	11.8	4.5
Headquarters/Other, unallocated	11.8		11.0		7.3
Total	$256.6	13.4%	$252.1	12.0%	1.8%

●	SG&A expenses for the Enterprise Solutions segment decreased in dollars, but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to a $1.8 million decrease in personnel costs, driven mostly by lower variable compensation expense associated with lower gross profit, along with a $1.7 million decrease product marketing and advertising expense. These changes were partially offset by an increase in the use of Headquarter services of $1.2 million, which included increased contractor and consulting fees primarily associated with the deployment of our new ERP system. Bad debt expense also increased period-over-period by $0.5 million due to anticipated collection challenges from customers who have been significantly impacted by the COVID-19 pandemic. SG&A expenses as a percentage of net sales was 9.1% for the Enterprise Solutions segment in the nine months ended September 30, 2020, which reflects an increase of 10 basis points. There are no individually significant drivers of this change period-over-period, but is primarily attributable to lower net sales compared with the same period a year ago.

●	SG&A expenses for the Business Solutions segment increased in both dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to a $3.6 million increase in the use of Headquarter services, driven, in part, by an increase in contractor and consulting fees primarily associated with the deployment of our new ERP system. Bad debt expense also increased by $2.8 million year-over-year resulting from higher expected credit losses from customers who have been significantly impacted by the COVID-19 pandemic. These increases were partially offset by decreases in product marketing and advertising expense, credit card fees, and personnel costs of $2.6 million, $0.4 million, and $0.3 million, respectively. SG&A expenses as a percentage of net sales was 16.4% for the Business Solutions segment in the nine months ended September 30, 2020 compared to 14.0% in the prior year, which reflects an increase of 240 basis points year-over-year, resulting from lower net sales and increased spending compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in both dollars and as a percentage of net sales. The increase in SG&A dollars year-over-year was driven by an increase in the usage of Headquarter services of $1.8 million, which included an increase in contractor and consulting fees primarily associated with the deployment of our new ERP system, and an increase in personnel costs of $0.4 million. SG&A expenses as a percentage of net sales was 14.3% for the Public Sector Solutions segment in the nine months ended September 30, 2020, which reflects an increase of 250 basis points. This increase year-over-year is primarily attributable to lower net sales and increased spending compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group increased primarily as a result of a $4.5 million increase in contractor and consulting fees primarily associated with the deployment of our new ERP system and an increase of $1.6 million in service contracts. Personnel costs also increased by $1.5 million year-over-year. These increases were partially offset by a reduction in the allocation of Headquarter services of $6.6 million in the current period. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Restructuring and other charges in the current year of $1.0 million were incurred in the second quarter of 2020 and related to an involuntary reduction in workforce across our business segments, and included cash severance payments and other related termination benefits. Restructuring and other charges were $0.7 million in the nine months ended September 30, 2019 and related to a reduction in workforce in our Headquarters/Other group, and included cash severance payments and other related benefits. Also included were costs incurred related to the closing of one of our office facilities.

Income from operations for the nine months ended September 30, 2020 decreased to $52.3 million, compared to $82.4 million for the nine months ended September 30, 2019, primarily due to the decreases in net sales and gross profit, along with an increase in SG&A expense year-over-year. Income from operations as a percentage of net sales decreased to 2.7% for the nine months ended September 30, 2020, compared to 3.9% of net sales for the same period in the prior year, primarily due to the decrease in net sales and increase in SG&A expenses year-over-year.

Our provision for income taxes in the nine months ended September 30, 2020 was $12.9 million, which included $1.7 million of discrete items mainly related to R&D tax credits recognized in the third quarter.

Net income for the nine months ended September 30, 2020 decreased to $39.5 million, compared to $60.1 million for the nine months ended September 30, 2019, primarily due to lower net sales and gross profit, combined with an increase in operating expenses in the first three quarters of 2020, as compared to the first three quarters of 2019.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our bank line of credit, as follows:

●	Cash on Hand. At September 30, 2020, we had $108.1 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

●	Credit Facilities. As of September 30, 2020, we had no borrowings under our $50.0 million bank line of credit, which is available until February 10, 2022.

The COVID-19 global pandemic has created some uncertainty in financial liquidity. A number of customers across affected industries have requested various payment term concessions from us. We have worked closely with our partners to mitigate the impact these concessions might have on us, but we expect that these situations may continue to arise as we navigate through this crisis. In certain cases, our partners have previously provided us with extended payment terms, which generally returned to their original terms beginning in the third quarter of 2020.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While we do not anticipate needing any additional sources of financing to fund our operations at this time, if demand for IT products declines, or our customers continue to be materially adversely affected by the COVID-19 pandemic, our cash flows from operations may be substantially affected. See also related risks listed below under “Item 1A. “Risk Factors”.

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended
($ in millions)	2020	2019
Net cash provided by operating activities	$46.4	$40.0
Net cash used in investing activities	(9.6)	(20.6)
Net cash used in financing activities	(18.8)	(12.6)
Increase in cash and cash equivalents	$18.0	$6.8

Cash provided by operating activities was $46.4 million in the nine months ended September 30, 2020. Cash flow provided by operations in the nine months ended September 30, 2020 resulted primarily from net income before depreciation and amortization and an increase in accounts payable, which increased by $48.7 million in the current year and was driven primarily by the timing of payments and, to a lesser extent, extended payment terms from certain vendors. These factors that contributed to the positive inflow of cash from operating activities were partially offset by increases in accounts receivable of $42.6 million in the current year, primarily due to the timing of collections and, in some cases, delayed collections from customers who have received extended payment terms. Our days sales outstanding increased to 73 days at September 30, 2020, compared to 52 days at September 30, 2019. Inventory increased from the prior year-end balance due to higher levels of inventory on-hand related to future backlog and an increase in shipments in transit but not received by our customers as of September 30, 2020. Inventory turns, which measures the number of times inventory was sold and replaced during the period, decreased to 15 for the third quarter of 2020 compared to 16 turns for the prior year quarter. Operating cash flow in the nine months ended September 30, 2019 resulted primarily from net income before depreciation and amortization, an increase in accrued expenses, and a decrease in prepaid expenses, and partially offset by increases in accounts receivable and inventory.

Cash used in investing activities in the nine months ended September 30, 2020 represented $9.6 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure, particularly related to our new ERP system implementation. In the prior year, we made similar investments with $20.6 million in purchases of property and equipment. Our new ERP system was deployed in the second quarter of 2020, which resulted in fewer capital expenditures in the current year as the project was winding down.

Cash used in financing activities in the nine months ended September 30, 2020 consisted primarily of $10.2 million for the repurchase treasury shares and an $8.4 million payment of a special $0.32 per share dividend. In the nine months ended September 30, 2020, we have purchased 0.2 million shares at an average price of $41.34, and we are authorized to purchase an additional $12.7 million in shares under our Board-approved repurchase program. In the prior year period, financing activities primarily represented an $8.5 million payment of a special $0.32 per share dividend and $4.4 million for the purchase of treasury shares.

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

Bank Line of Credit. Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million. Amounts outstanding under the facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at September 30, 2020). The one-month LIBOR rate at September 30, 2020 was 0.15%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” At September 30, 2020, $50.0 million was available for borrowing under the facility.

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

Credit Facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this line of credit. This credit facility contains two financial covenants:

●	Our funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by our consolidated trailing twelve months Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the nine months ended September 30, 2020 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of September 30, 2020. Future decreases in our consolidated trailing twelve months Adjusted EBITDA, could limit our potential borrowings under the credit facility.

●	Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $473.7 million at September 30, 2020, whereas our consolidated stockholders’ equity at that date was $628.3 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In 2017, we began the process of implementing a new company-wide ERP system as part of a multi-year plan to integrate and upgrade our systems and processes. The system became operational in May 2020. As the implementation of the new ERP system has now been largely completed, we have experienced certain changes to our processes and procedures which, in turn, have resulted in changes to the design and operation of certain internal controls over financial reporting. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and we will continue to evaluate the design and operating effectiveness of related key controls during subsequent periods. While we ultimately expect the new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

Furthermore, in response to the COVID-19 pandemic, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures, however, those changes have so far not been material.

Except for the changes as described in detail above, there were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 - Exhibits

Exhibit Number		Description
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	**	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	**	Inline XBRL Taxonomy Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity at September 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	November 9, 2020	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	November 9, 2020	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)