Form 10-K
period 2020-12-31
PC CONNECTION INC
filed 2021-03-16
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ___ Accelerated Filer ✔ Non-accelerated Filer ___ Smaller Reporting Company ___ Emerging Growth Company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant has filed a report on attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2020, based on $46.36 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $507 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 12, 2021:

Class	Number of Shares
Common Stock, $.01 par value	26,174,844

 The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We therefore caution you against undue reliance on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include, but are not limited to, the continuation of the COVID-19 pandemic and responses to it, the impact of changes in market demand and the overall level of economic activity and environment, or in the level of business investment in information technology products, product availability and market acceptance, new products, continuation of key vendor and customer relationships and support programs, the ability to realize market demand for and competitive pricing pressures on the products and services marketed by the Company, fluctuations in operating results and the ability of the Company to manage personnel levels in response to fluctuations in revenue, the ability of the Company to hire and retain qualified sales representatives and other essential personnel, the impact of changes in accounting requirements, successful integration of the new ERP system and those other risks discussed in Item 1A., “Risk Factors” of this Annual Report on Form 10-K. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which this Annual Report on Form 10-K was first filed. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of industry-leading products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for twenty straight years. Over the past few years, we have received numerous awards, including the Microsoft Excellence in Operations—Double Gold Level Award for delivering market-leading operational excellence, as well as being recently named to the CRN Tech Elite 250 for the fifth year. We believe that our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our multiple customer segments.

We strive to identify the unique needs of our corporate, government, healthcare, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, integration, deployment, and support of their IT environments. As of December 31, 2020, we employed 814 sales representatives, whose average tenure exceeded eight years. Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever. These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff. We believe that increasing our salesforce productivity is important to our future success, and we have increased our headcount and investments in this area accordingly.

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

We market our products and services through our websites: www.connection.com, www.connection.com/enterprise, www.connection.com/publicsector, and www.macconnection.com. Our websites provide extensive product information, customized pricing, rich content, and a digital platform for online orders. We are not including the information contained in our websites as part of, or incorporating by reference into, this Annual Report on Form 10-K.

MARKET AND COMPETITION

In the fiscal year ended December 31, 2020, we generated approximately 37.3% of our sales from small- to medium-sized customer accounts, 43.1% from medium-to-large corporate accounts (Fortune 1000), and 19.6% from government and educational institutions. The overall IT market that we serve is estimated to be approximately $200 billion.

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

We believe new entrants to the IT Solutions channel must overcome a number of obstacles, including:

●	the substantial time and resources required to build a customer base of meaningful size and profitability for cost-effective operation;

●	the high costs of developing the information systems and operating infrastructure required to successfully compete as a national solutions provider;

●	the advantages enjoyed by larger and more established competitors in terms of purchasing and operating efficiencies;

●	the difficulty of building relationships with vendors to achieve favorable product allocations and attractive pricing terms; and

●	the difficulty of identifying and recruiting management personnel with significant direct marketing experience in the industry.

BUSINESS STRATEGIES

We believe we become our customers’ IT provider of choice by providing innovative IT solutions which meet their needs of increased productivity, mobility, virtualization, and security in a continually evolving IT environment. We provide enhanced value by assisting them in cost-effectively maximizing business opportunities provided by new technologies and advanced service solutions. The key elements of our business strategies include:

●	Providing consistent customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. We have dedicated our resources to developing strong, long-term relationships with our customers by accurately assessing their IT needs, and providing scalable, high-quality solutions and services through our knowledgeable, well-trained personnel. Through operational excellence, we have efficient delivery programs that provide a quality buying experience for our customers.

●	Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, managed services, cloud solutions, and networking infrastructure, at costs that allow our customers to be more productive while maximizing their IT budgets. Our advanced solution offerings include network, server, storage, and mission-

critical onsite installation and support using proprietary cloud-based service management software. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

●	Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. We specialize in Internet-based solutions and provide electronic integration between our customers and suppliers.

●	Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on seven practice areas—Converged Data Center, Networking, Mobility, Security, Cloud Solutions, Lifecycle, and Software. These IT practice groups are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these seven practice groups to enable us to capture a greater share of the IT expenditures of our customers.

●	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last twenty years. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market.

●	Maintaining long-standing vendor relationships. We have a history of strong relationships with vendors, and were among the first national solutions providers qualified by manufacturers to market computer systems to end users. By working closely with our vendors to provide an efficient channel for the advertising and distribution of their products and solutions, we expect to expand market share and generate opportunities for optimizing partner incentive programs.

GROWTH STRATEGIES

Our growth strategies are designed to increase revenues by maximizing operational efficiencies while offering innovative products and value added service offerings, increasing penetration of our existing customers, and expanding our customer base. Our six key elements of growth are:

●	Expanding hardware and software offerings. We offer our customers an extensive range of IT hardware and software products, and in response to customer demand, we continually evaluate and add new products as they become available. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices.

●	Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers. Our Converged Data Center, Networking, Mobility, Security, Cloud Solutions, Lifecycle, and Software services practice groups consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers. Our investment in these seven practice areas is anticipated to increase our share of our customers’ annual IT expenditures by broadening the range of products and services they purchase from us.

●	Targeting customer segments. Through increased targeted marketing, we seek to expand the number of our active customers and generate additional sales to existing customers by providing more value-added services and solutions. We have also developed a digital marketing capability, which includes but is not limited to digital remarketing, digital buying guides, Google shopping integration, along with social media advertising and search engine optimization. All of these aforementioned methods also help us fine tune and optimize our Internet marketing campaigns that focus on select markets, such as healthcare, retail, financial, and manufacturing.

●	Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives and providing ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating clients’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives with technical support on more complex sales opportunities through our expanding group of technical solution specialists.

●	Migrating to cloud-based solutions for our customers. Cloud computing is a key driver of new IT spending as our customers seek scalable, cost-effective solutions. We plan to expand our cloud-based solution sales and assist our customers in navigating the complex and growing field of cloud-solution offerings.

●	Pursuing strategic acquisitions and alliances. We seek acquisitions and alliances that add new customers, strengthen our product and solution offerings, add management talent, and produce operating results which are accretive to our core business earnings.

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

MARKETING AND SALES

We sell our products through our direct marketing channels to (i) SMBs including small office/home office customers, (ii) government and educational institutions, and (iii) medium-to-large corporate accounts. We strive to be the primary supplier of IT products and solutions to our existing and prospective customers by providing exemplary customer service. We use multiple marketing approaches to reach existing and prospective customers, including:

●	outbound telemarketing and field sales;

●	digital, web, and print media advertising; and

●	targeted marketing programs to specific customer populations.

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

The Internet supports three key business initiatives for us:

●	Customer choice — We have built our business on the premise that our customers should be able to choose how they interact with us - be it by telephone, or by means of their desktop or mobile device via email or the Internet.

●	Lowering transactions costs — Our website tools include robust product search features and Internet Business Accounts (customized Web pages), which allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call our account managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not first visited our websites.

●	Leveraging the time of experienced sales representatives — Our investments in technology-based sales and service programs allow our sales representatives more time to build and maintain relationships with our customers and help them to solve their business problems.

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

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2020	2019	2018
Sales Segment
Enterprise Solutions	43%	42%	43%
Business Solutions	37	38	38
Public Sector Solutions	20	20	19
Total	100%	100%	100%

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

Specialty Marketing. In addition to our digital marketing efforts, Connection maintains a strong presence at industry tradeshows and conventions across the country, including a number of healthcare and education IT conferences. Connection also hosts a series of Technology Summits each year, with a focus on building stronger relationships with our customers and reinforcing our reputation as a trusted source of expertise. In 2020, many of these events were cancelled due to COVID-19. Wherever possible we developed and hosted digital equivalents events throughout the year.

Customers. We maintain an extensive database of customers and prospects. However, no single customer accounted for more than 5% of our consolidated revenue in 2020. While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government were 4.6%, 6.9%, and 5.4% in 2020, 2019, and 2018, respectively. The loss of any single customer would not have a material adverse effect on any of our business segments. In addition, we do not have individual orders in our backlog that are material to our business, and as a result, we do not believe that backlog as of any particular dates is an indication of future results.

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

	PERCENTAGE OF
	NET SALES
	Years Ended December 31,
	2020	2019	2018
Notebooks/Mobility	32%	29%	26%
Desktops	10	12	11
Software	11	12	12
Servers/Storage	8	8	11
Net/Com Product	8	8	8
Displays and sound	8	9	9
Accessories	14	13	13
Other Hardware/Services	9	9	10
Total	100%	100%	100%

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

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., our largest supplier, Synnex and HP Inc. accounted for approximately 21%, 15% and 12% respectively, of our total product purchases in 2020. Product purchases from Ingram Micro, Inc., our largest supplier, Synnex and HP Inc. accounted for approximately 21%, 14% and 8% respectively, of our total product purchases in 2019. Product purchases from Ingram Micro, Inc., our largest supplier, Synnex and HP Inc. accounted for approximately 22%, 12% and 7% respectively, of our total product purchases in 2018. No other singular vendor supplied more than 10% of our total product purchases in 2020, 2019 and 2018. In addition to these vendors, product purchases, whether purchased directly or from a wholesale distributor, from Dell and Tech Data comprised a total of 66% of our product purchases in 2020. We believe that, while we may experience some short-term disruption if products from Ingram, Synnex, HP Inc., or any of these vendors become unavailable to us, alternative sources for these products are available.

Products manufactured by HP collectively represented approximately 18% of our net sales in 2020, 19% in 2019, and 18% in 2018. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

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

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 76%, 80%, and 80%, of net sales in 2020, 2019, and 2018, respectively. In future years, we expect that products drop shipped from suppliers may increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

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

COMPETITION

The direct marketing and sale of IT-related products is highly competitive. We compete with other national solutions providers of IT products, including CDW Corporation and Insight Enterprises, Inc., who are the current leaders in the space. We also compete with:

●	certain product manufacturers that sell directly to customers as well as some of our own suppliers, such as Apple, Dell, HP, and Lenovo;

●	software publishers, such as Microsoft, VMware, Adobe, and Symantec;

●	distributors that sell directly to certain customers;

●	local and regional VARs;

●	various franchisers, office supply superstores, and national computer retailers; and

●	e-tailers, such as Amazon Web Services, with more extensive commercial online networks.

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

HUMAN CAPITAL

Our culture is reflected through our employees, who are driven to serve our customer, our partners, our communities and all of our stakeholders. We provide our employees with diverse experiences, strong training, and engagement opportunities.

We focus on the following key areas in hiring and developing our employees:

●	Training and Development. We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our employees’ careers. Our leadership program provides leadership trainnings to our high-potential emerging leaders.

●	Total Awards. We provide market competitive compensation aligned with company performance. We further align our sales representatives’ compensation to their individual performance by providing excellent commission opportunities. We provide a comprehensive benefits package to our employees, including healthcare, retirement plans with Company’s match, tuition assistance, inclusive parental leave policies, adoption assistance, paid time off, paid volunteer hours and philanthropic match programs based upon eligibility and location.

●	Oversight and Management. Our Board of Directors understands the importance of our inclusive, performance-driven culture to our ongoing success and is actively engaged with our President and Chief Executive Officer and our Vice President of Human Resources across a broad range of human capital management topics.

As of December 31, 2020, we employed 2,598 persons (full-time equivalent), of whom 1,133 (including 319 management and support personnel) were engaged in sales-related activities, 518 were engaged in providing IT services and customer service and support, 663 were engaged in purchasing, marketing, and distribution-related activities, 85 were engaged in the operation and development of management information systems, and 199 were engaged in administrative and finance functions. We have good relations with our employees. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

AVAILABLE INFORMATION

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

Risks Related to our Business, Operations and Industry

We have experienced variability in sales and may not be able to maintain profitable operations.

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue. Causes of these fluctuations include:

●	shifts in customer demand that affect our distribution models, including demand for total solutions;

●	loss of customers to competitors;

●	industry shipments of new products or upgrades;

●	changes in overall demand and timing of product shipments related to economic markets and to government spending;

●	changes in vendor distribution of products;

●	changes in our product offerings and in merchandise returns;

●	changes in distribution models as a result of cloud and software-as-a-service, or SaaS;

●	adverse weather conditions that affect response, distribution, or shipping; and

●	supply constraints.

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

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with other national solutions providers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are the current leaders in the space. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, also sell their products directly to end users through their own direct salesforce, catalogs, stores, and via the Internet. We also compete with computer retail stores and websites, who are increasingly selling to business customers and may become a significant competitor, including e-tailers, such as Amazon Web Services, with more extensive commercial online networks. We compete not only for customers, but also for advertising support from IT product manufacturers. Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and solution providers who have not traditionally sold computers and related products enter the industry.

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

We face and will continue to face significant price competition, which could result in a reduction of our profit margins.

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

We rely on third-party suppliers and manufacturers. This outbreak has resulted in the extended shutdown of certain businesses, which may in turn result in disruptions or delays to our supply chain. These may include disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and their contract manufacturers will likely impact our sales and operating results. In addition, the COVID-19 pandemic has caused, and may continue to cause, disruptions to the business and operations of our customers. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity. We have experienced, and may continue to experience, a decrease in orders as a result of the COVID-19 pandemic. We have also experienced, and may continue to experience, delays in collecting amounts owed to us.

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

We acquire a majority of our products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business. We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. Although we purchase from a diverse vendor base, product purchases from Ingram Micro, Inc., Synnex and HP Inc. accounted for approximately 21%, 15% and 12% respectively, of our total product purchases in 2020. No other singular vendor supplied more than 10% of our total product purchases in the year 2020. In addition to these vendors, product purchases, whether purchased directly or from a wholesale distributor, from Dell and Tech Data comprised a total of 66% of our product purchases in 2020. If we are unable to acquire products, or if we experienced a change in business relationship with any of these vendors, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP Inc. collectively represented approximately 18% of our net sales in 2020. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2020 was $266.8 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We depend heavily on third-party shippers to deliver our products to customers and would be adversely affected by a service interruption by these shippers.

Many of our customers elect to have their purchases shipped by an interstate common carrier, such as United Parcel Service, Inc., or UPS, or FedEx Corporation. A strike or other interruption in service by these shippers could adversely affect our ability to market or deliver products to customers on a timely basis.

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

Some product manufacturers and distributors provide us with incentives such as supplier reimbursements, payment discounts, price protection, rebates, and other similar arrangements. The increasingly competitive technology reseller market has already resulted in the following:

●	reduction or elimination of some of these incentive programs;

●	more restrictive price protection and other terms; and

●	reduced advertising allowances and incentives.

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

We are exposed to accounts receivable risk and if customers fail to timely pay amounts due to us our business, results of operations and/or cash flows could be adversely affected.

We extend credit to our customers for a significant portion of our Net sales, typically on 30-day payment terms. We are subject to the risk that our customers may not pay for the products they have purchased, or may pay at a slower rate than we have historically experienced. This risk is heightened during periods of global or industry-specific economic downturn or uncertainty, during periods of rising interest rates or, in the case of public sector customers, during periods of budget constraints. Significant failures of customers to timely pay all amounts due to us could adversely affect our business, results of operations or cash flows.

We are dependent on key personnel and, more generally, skilled personnel in all areas of our business and the loss of key persons or the inability to attract, train and retain qualified personnel could adversely impact our business.

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

Risks Related to Our Technology, Data and Intellectual Property

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

Our success in growing our Internet business will depend in large part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing customer sophistication requires that we provide additional website features and functionality in order to be competitive in the marketplace and maintain market share. We will continue to iterate our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences. As the number of on-line users continues to grow, such growth may impact the performance of our existing Internet infrastructure, which would adversely impact our business.

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

Risks Related to Regulatory and Legal Matters

We are exposed to risks from legal proceedings and audits, which may result in substantial costs and expenses or interruption of our normal business operations.

We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation.

We are subject to intellectual property infringement claims against us in the ordinary course of our business, either because of the products and services we sell or the business systems and processes we use to sell such products and services, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. In our industry, such intellectual property claims have become more frequent as the complexity of technological products and the intensity of competition in our industry have increased. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue, but we may also be subject to demands from inventors, competitors or other patent holders who may seek licensing revenue, lost profits and/or an injunction preventing us from engaging in certain activities, including selling certain products or services.

We also are subject to proceedings, investigations and audits by federal, state, international, national, provincial and local authorities, including as a result of our sales to governmental entities. We also are subject to audits by various vendor partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts.

Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, these matters could lead to increased costs or interruptions of our normal business operations. Litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims involve uncertainties and the eventual outcome of any such matter could adversely affect our business, results of operations or cash flows.

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

Risks Related to Our Common Stock

Our common stock price may be volatile and may decline regardless of our operating performance, and holders of our common stock could lose a significant portion of their investment.

The market price for our common stock may be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased such shares, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including the risk factors described in this Annual Report on Form 10-K and the following:

•	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of securities analysts to maintain coverage of our common stock;
•	downgrades by any securities analysts who follow our common stock;
•	future sales of our common stock by our officers, directors and significant stockholders;
•	market conditions or trends in our industry or the economy as a whole;
•	investors’ perceptions of our prospects;
•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and
•	changes in key personnel.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including companies in our industry. In the past, securities class action litigation has followed periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock and depress our stock price.

We are controlled by one principal stockholder.

Patricia Gallup, our principal stockholder, beneficially owns or controls, in the aggregate, approximately 56% of the outstanding shares of our common stock as of December 31, 2020. Because of her beneficial stock ownership, the stockholder can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholder can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by her in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our unaffiliated public stockholders.

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

We lease a facility in Wilmington, Ohio, which houses our distribution and order fulfillment operations and services all three of our business segments. We also operate sales and support offices throughout the United States and lease facilities at these locations. These leased facilities are utilized by all three of our business segments. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that our physical properties will be sufficient to support our anticipated needs through the next twelve months and beyond.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. The outcome of such matters is not expected to have a material effect on our business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers and their ages as of February 17, 2021 are as follows:

Name	Age	Position
Patricia Gallup	66	Chair and Chief Administrative Officer
Timothy McGrath	62	President and Chief Executive Officer
Thomas Baker	55	Senior Vice President, Chief Financial Officer and Treasurer

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

Thomas Baker has served as our Chief Financial Officer and as a member of our executive management team since he joined the Company in the spring of 2019. Prior to joining Connection, Mr. Baker had served as Corporate Vice President and Chief Financial Officer for the New Markets and Service Group at Applied Materials, Inc., a semiconductor capital equipment company, since 2013.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN”. As of March 12, 2021, there were 26,174,844 shares of our common stock outstanding, held by approximately 47 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

Dividends

In 2020, we declared a special cash dividend of $0.32 per share. The total cash payment of $8.4 million was made on January 29, 2021 to stockholders of record at the close of business on January 12, 2021. In 2019, we declared a special cash dividend of $0.32 per share. The total cash payment of $8.4 million was made on January 10, 2020 to stockholders of record at the close of business on December 27, 2019. Declaration of any future cash dividends will depend upon our financial position, strategic plans, and general business conditions.

Share Repurchase Authorization

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs	(in thousands) (1)
10/01/20-10/31/20	—	$—	—	$12,692
11/01/20-11/30/20	—	—	—	$12,692
12/01/20-12/31/20	—	—	—	$12,692
	—	$—	—

(1) In 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. In 2014, our Board approved a new share repurchase program authorizing up to an additional $15.0 million in share repurchases, for a total authorized repurchase amount of $30.0 million. We consider block repurchases directly from larger stockholders, as well as open market purchases, in carrying out our ongoing stock repurchase program.

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

In 2020, we repurchased 0.2 million shares for $10.2 million under the Board-approved repurchase programs. As of December 31, 2020, we have repurchased an aggregate of 2.6 million shares for $42.3 million under our Board-approved repurchase programs. At December 31, 2020, the maximum approximate dollar value of shares that may yet be purchased under Board-authorized programs was $12.7 million.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares cumulative total stockholder return on our common stock for the period from December 31, 2015 through December 31, 2020 with the cumulative total return for (i) the Nasdaq Stock Market Composite and (ii) the Nasdaq Retail Trade Stocks (Peer Index) for the period starting December 31, 2015 and ending December 31, 2020. This graph assumes the investment of $100 on December 31, 2015 in our common stock and in each of the two Nasdaq indices, and that dividends are reinvested.

	Base Period	Years Ended
Company Name / Index	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20
PC Connection, Inc.	100.00	125.59	118.69	136.12	228.79	217.87
Nasdaq Stock Market-Composite	100.00	108.87	141.13	137.12	187.44	271.64
Nasdaq Retail Trade (Peer Index)	100.00	101.15	107.60	108.09	130.05	154.18

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share)
Consolidated Statement of Operations Data:
Net sales	$2,590,290	$2,820,034	$2,699,489	$2,911,883	$2,692,592
Cost of sales	2,171,483	2,368,724	2,288,403	2,529,807	2,321,435
Gross profit	418,807	451,310	411,086	382,076	371,157
Selling, general and administrative expenses	345,741	338,635	324,433	300,913	287,231
Restructuring and other charges	992	703	967	3,636	3,406
Income from operations	72,074	111,972	85,686	77,527	80,520
Other income (expenses)	1,122	707	2,978	98	(67)
Income before taxes	73,196	112,679	88,664	77,625	80,453
Income tax provision	(17,431)	(30,568)	(24,072)	(22,768)	(32,342)
Net income	$55,765	$82,111	$64,592	$54,857	$48,111

Basic earnings per share	$2.13	$3.12	$2.42	$2.05	$1.81
Diluted earnings per share	$2.12	$3.10	$2.41	$2.04	$1.80

	As of December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$516,720	$467,488	$409,380	$368,080	$328,917
Total assets	1,015,373	937,335	805,355	747,851	686,134
Total stockholders’ equity	636,327	597,312	525,903	482,252	433,442
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.34	$0.34

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

As a value added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have, on multiple occasions, sold or attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our Technical Solutions Group, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

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

EFFECTS OF COVID-19

In December 2019, a novel coronavirus disease was reported, and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries. On March 11, 2020, the WHO characterized COVID-19 as a global pandemic.

National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limiting operations and instructing people to stay at home. Our company was deemed an essential business by local government authorities as we have worked diligently to supply technology solutions to federal and state government agencies, along with hospitals and other healthcare facilities across the country. We implemented remote work arrangements and restricted business travel in mid-March, but to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. We have also evaluated the potential impact of the COVID-19 pandemic on the carrying values of our goodwill and intangible assets, and based on our assessment, did not identify any indications to suggest that an impairment may exist.

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

In addition, the COVID-19 pandemic has caused, and may continue to cause, material disruptions to the business and operations of our customers. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which may adversely impact our business, financial condition and results of operations. In our opinion, customers who operate within the hospitality, airline, and retail industries are likely to be most adversely affected. We have experienced, and may continue to experience, decreases in orders as a result of the COVID-19 pandemic and there can be no assurances that any decrease in sales resulting from the COVID-19 pandemic will be met by increased sales in the future. We also experienced, and may continue to experience, delays in collecting amounts owed to us, and in some cases, may experience inabilities to collect altogether.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Net sales (in millions)	$2,590.3	$2,820.0	$2,699.5
Gross margin	16.2%	16.0%	15.2%
Selling, general and administrative expenses	13.3	12.0	12.0
Income from operations	2.8	4.0	3.2

Net sales of $2,590.3 million in 2020 reflected an decrease of $229.7 million compared to 2019, which was driven by lower net sales across all of our business segments, primarily as a result of the decline in macroeconomic conditions due to the COVID-19 pandemic compared with the prior year. While we continue to supply our customers with necessary technologies to implement work-from-home strategies, remote learning capabilities, and assist on the front lines of the COVID-19 pandemic fight, the impact of the shrinking economy over the course of the year has been felt by customers across our business and caused a significant reduction in demand for our products. Gross profit dollars decreased year-over-year by $32.5 million, primarily due to the decreased net sales. SG&A expenses increased by $7.1 million, primarily driven by the increased professional service fees of $8.8 million resulting from the implementation of our new ERP system. These increases were partially offset by the lower personnel costs of $1.0 million associated with reduced headcount and lower variable compensation. Operating income in 2020 decreased year-over-year both in dollars and as a percentage of net sales by $39.9 million and 120 basis points, respectively, primarily as a result of the decrease in net sales.

Sales Distribution

The following table sets forth our percentage of net sales by sales segment and product mix:

	Years Ended December 31,
	2020	2019	2018
Sales Segment
Enterprise Solutions	43%	42%	43%
Business Solutions	37	38	38
Public Sector Solutions	20	20	19
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	32%	29%	26%
Desktops	10	12	11
Software	11	12	12
Servers/Storage	8	8	11
Net/Com Product	8	8	8
Displays and sound	8	9	9
Accessories	14	13	13
Other Hardware/Services	9	9	10
Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2020	2019	2018
Sales Segment
Enterprise Solutions	14.5%	14.4%	13.9%
Business Solutions	19.4	19.1	18.0
Public Sector Solutions	13.8	13.6	12.7
Total Company	16.2%	16.0%	15.2%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our most significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
	2020	2019	2018
Personnel costs	$256.6	$257.8	$249.2
Advertising	14.0	19.4	16.2
Facilities operations	23.5	19.0	16.9
Professional fees	19.4	10.6	8.6
Credit card fees	6.8	6.6	6.9
Depreciation and amortization	13.6	13.3	14.1
Other	11.8	11.9	12.5
Total SG&A expense	$345.7	$338.6	$324.4
As a percentage of net sales	13.3%	12.0%	12.0%

Personnel costs decreased in 2020 compared to 2019 primarily due to decreased variable compensation associated with lower gross profit. Depreciation and amortization increased in 2020 compared to 2019 primarily due to our new ERP system placed in service in 2020.

Personnel costs increased in 2019 compared to 2018 primarily due to increased variable compensation associated with higher gross profit, combined with increases in other employee-related expenses. Depreciation and amortization decreased in 2019 compared to 2018 primarily due to lower levels of IT infrastructure in service in 2019 compared to 2018.

Restructuring and other charges

In each of the years ended December 31 2020, 2019, and 2018, we undertook a wide range of actions across the Company to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and related costs of $1.0 million, $0.7 million, and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we have no further restructuring plans.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net sales decreased by 8.1% to $2,590.3 million in 2020 from $2,820.0 million in 2019. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2020		2019
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$1,115.6	43.1%	$1,193.8	42.3%	(6.6)%
Business Solutions	966.0	37.3	1,060.0	37.6	(8.9)
Public Sector Solutions	508.7	19.6	566.2	20.1	(10.2)
Total	$2,590.3	100.0%	$2,820.0	100.0%	(8.1)%
Gross Profit:
Enterprise Solutions	$161.7	14.5%	$171.7	14.4%	(5.8)%
Business Solutions	187.0	19.4	202.7	19.1	(7.7)
Public Sector Solutions	70.1	13.8	76.9	13.6	(8.8)
Total	$418.8	16.2%	$451.3	16.0%	(7.2)%

●	Net sales of $1,115.6 million for the Enterprise Solutions segment reflect a decrease of $78.2 million, or 6.6% compared to the prior year, as customers and business partners faced the challenges of the decline in macroeconomic conditions resulting from the COVID-19 pandemic. Net sales of displays and sound, notebook/mobility, desktop, software products and accessories decreased year-over-year by $26.9 million, $19.1 million, $25.6 million, $18 million and $10.2 million, respectively. These decreases were partially offset by increases in net/com and server/storage products of $24.0 million and $3.7 million, respectively, primarily as a result of the timing of large project rollouts.

●	Net sales of $966.0 million for the Business Solutions segment reflect a decrease of $94.0 million, or 8.9% year-over-year. The majority of the customers served by our Business Solutions segment are small- to medium-sized business, which have been heavily impacted by the decline in macroeconomic conditions in 2020 resulting from the COVID-19 pandemic. We experienced declines in net sales across a majority of our product lines, including decreases in desktop, software, net/com, and other hardware/services of $37.5 million, $21.6 million, $19.2 million, and $17.0 million, respectively. These decreases were partially offset by increases in notebook/mobility and accessories products of $1.8 million and $14.5 million, respectively, primarily as a result of entities shifting to work from home due to the COVID-19 pandemic.

●	Net sales of $508.7 million for the Public Sector Solutions segment decreased by $57.5 million, or 10.2%, compared with the same period of prior year. We experienced decreases year-over-year in other hardware and services of $28.8 million, primarily as a result of the decline in the current macroeconomic environment, along with some larger projects with the Federal government in the first half of 2019 that did not repeat in the current year. Net sales of desktop, server/storage, and software products also decreased by $27.2 million, $17.6 million, and $12.2 million, respectively, compared with the prior year. These decreases in net sales were partially offset by an increase in sales of notebooks/mobility products of $37.0 million, primarily driven by orders from educational institutions preparing for and implementing remote learning capabilities.

Gross profit for 2020 decreased year-over-year in dollars but slightly increased as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment decreased primarily due to the 6.6% decrease in net sales. The decrease in gross margin of 10 basis points compared with the prior year was driven by fluctuations in customer and hardware product mix.

●	Gross profit for the Business Solutions segment decreased as a result of an 8.9% decrease in net sales. However, gross margin increased year-over-year by 30 basis point, resulting from higher invoice selling margins and a greater percentage of our software sales in the current period reported on a net basis.

●	Gross profit for the Public Sector Solutions segment decreased by $6.8 million year-over-year, primarily as a result of lower net sales in the current period. Gross margin improved by 20 basis points based on changes in customer mix, improved hardware margins, and a higher percentage of our software sales in the current period reported on a net basis.

Selling, general and administrative expenses (“SG&A”) in 2020 increased in dollars, and slightly increased as a percentage of net sales compared to the prior year. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2020		2019
		% of Net		% of Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$102.2	9.2%	$103.9	8.7%	(1.6)%
Business Solutions	154.5	16.0	150.1	14.2	2.9
Public Sector Solutions	72.8	14.3	69.6	12.3	4.6
Headquarters/Other, unallocated	16.2		15.0		8.0
Total	$345.7	13.3%	$338.6	12.0%	2.1%

●	SG&A expenses for the Enterprise Solutions segment decreased in dollars, but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to a $3.2 million decrease in personnel costs, driven mostly by lower variable compensation expense associated with lower gross profit, along with a $1.5 million decrease in product marketing and advertising expense. These changes were partially offset by an increase in the use of Headquarter services of $2.1 million, which included increased contractor and consulting fees associated with the deployment of our new ERP system. SG&A expenses as a percentage of net sales was 9.2% for the Enterprise Solutions segment for the year ended December 31, 2020, which reflects an increase of 50 basis points. This is primarily attributable to lower net sales compared with the same period a year ago, rather than any individually significant drivers of this change .

●	SG&A expenses for the Business Solutions segment increased in both dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily due to a $6.5 million increase in the use of Headquarter services, driven, in part, by an increase in contractor and consulting fees associated with the deployment of our new ERP system. Bad debt expense also increased by $2.3 million year-over-year resulting from higher expected credit losses from customers who have been significantly impacted by the COVID-19 pandemic. These increases were partially offset by decreases in product marketing and advertising expense, credit card fees, and personnel costs of $3.3 million, $0.3 million, and $0.1 million, respectively. SG&A expenses as a percentage of net sales was 16.0% for the Business Solutions segment for the year ended December 31, 2020 compared to 12.3% in the prior year, which reflects an increase of 200 basis points year-over-year, resulting from lower net sales and increased spending compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in both dollars and as a percentage of net sales. The increase in SG&A dollars year-over-year was primarily driven by an increase in the usage of Headquarter services of $3.2 million, which included an increase in contractor and consulting fees associated with the deployment of our new ERP system. SG&A expenses as a percentage of net sales was 14.3% for the Public Sector Solutions segment for the year ended December 31, 2020, which reflects an increase of 200 basis points. This increase year-over-year is primarily attributable to lower net sales and increased spending compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group increased primarily as a result of a $8.9 million increase in contractor and consulting fees associated with the deployment of our new ERP system and an increase of $2.1 million in service contracts. Personnel costs also increased by $2.4 million year-over-year. These increases were partially offset by a reduction in the allocation of Headquarter services of $11.8 million in the current period. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Restructuring and other charges incurred in 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Employee separations	$1.0	$0.5	$1.0
Lease termination costs	—	0.2	—
Total restructuring and other charges	$1.0	$0.7	$1.0

The restructuring and other charges recorded in 2020 were related to a reduction in workforce across our business segments, and included cash severance payments and other related termination benefits.

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

Income from operations for the year ended December 31, 2020 decreased to $72.1 million, compared to $112.0 million for the same period in the prior year, primarily due to the decreases in net sales and gross profit, along with an increase in SG&A expense year-over-year. Income from operations as a percentage of net sales decreased to 2.8% for the year ended December 31, 2020, compared to 4.0% of net sales for the same period in the prior year, primarily due to the decrease in net sales and increase in SG&A expenses year-over-year.

Income taxes. Our effective tax rate was 23.8% for the year-ended December 31, 2020, compared to 27.1% for the year ended December 31, 2019. Our provision for income taxes for the year ended December 31, 2020 was $17.4 million, which included $2.9 million of discrete items mainly related to research and development tax credits recognized in the year ended December 31, 2020. The non-taxable life insurance gain reduced our effective tax rate by 0.3% for the year ended December 31, 2020.

Net income decreased by $26.3 million to $55.8 million in 2020, from $82.1 million in 2019, which resulted from the decrease in operating income in the current year.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Discusion of the the year ended December 31, 2019 and the year-to-year comparison between the year ended December 31, 2019 and the year ended December 31, 2018 can be found in Part II, Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We expect to meet our cash requirements for 2021 through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

●	Cash on Hand. At December 31, 2020, we had $95.7 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

●	Credit Facilities. As of December 31, 2020, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until February 10, 2022. Accordingly, our entire line of credit was available for borrowing at December 31, 2020. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of December 31, 2020, we are in compliance with all of our financial covenants.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2020	2019	2018

Net cash provided by operating activities	$36.1	$36.6	$86.8
Net cash used in investing activities	(11.0)	(25.7)	(21.2)
Net cash used in financing activities	(19.5)	(12.5)	(23.9)
Increase (decrease) in cash and cash equivalents	$5.6	$(1.6)	$41.7

Cash provided by operating activities decreased $0.5 million in 2020. Cash flow provided by operations in the year resulted primarily from net income before depreciation and amortization and an increase to accounts payable, partially offset by increases in accounts receivable and inventory. Accounts payable increased by $32.5 million year-over-year. Accounts receivable increased by $63.7 million year-over-year, primarily as a result of the timing of payments and product shipments. Days sales outstanding increased to 75 days at December 31, 2020, compared to 63 days at December 31, 2019. Inventory increased from the prior year by $16.2 million, which was the result of higher levels of inventory on-hand related to future backlog and an increase in shipments in transit but not received by our customers as of December 31, 2020 compared to December 31, 2019. Inventory days, which measures the number days it takes for inventory to turn into sales, increased to 23 in 2020 compared to 19 in 2019. Operating cash flow in 2019 resulted primarily from net income before depreciation and amortization and an increase in accounts payable, partially offset by increases in accounts receivable and inventory. Operating cash flow in 2018 resulted primarily from net income before depreciation and amortization, a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventory.

At December 31, 2020, we had $266.8 million in accounts payable. Such accounts are generally paid within 30 days of incurrence, or earlier when favorable cash discounts are offered. This balance will be financed by cash flows from operations or short-term borrowings under the line of credit. We experienced, and may continue to experience, delays in collecting amounts owed to us, and in some cases, may be unable to collect altogether. As a result of these delays and other considerations, we recorded bad debt expenses for credit losses for $3.3 million for the year ended December 31, 2020.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2020	2019
Days of sales outstanding (DSO)(1)	75	63
Days of supply in inventory (DIO)(2)	23	19
Days of purchases outstanding (DPO)(3)	(44)	(36)
Cash conversion cycle	54	46

(1) Represents the rolling three-month average of the balance of Accounts receivable, net at the end of the period, divided by average daily Net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.

(2) Represents the rolling three-month average of the balance of Merchandise inventory at the end of the period divided by average daily Cost of sales for the same three-month period.

(3) Represents the rolling three-month average of the combined balance of Accounts payable-trade, excluding cash overdrafts, and Accounts payable-inventory financing at the end of the period divided by average daily Cost of sales for the same three-month period.

The cash conversion cycle increased to 54 days at December 31, 2020, compared to 46 days at December 31, 2019. The increase is primarily due to 12 days increase DSO and 4 days increase DIO, and partially offset by the 8 days increase of DPO.

Cash used in investing activities decreased $14.7 million in 2020 compared to 2019. Cash used in investing activities represented $11.0 million in 2020, primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. Cash used to purchase property and equipment, less proceeds from the sale of equipment, amounted to $25.7 million in 2019, compared to $21.2 million in 2018.

Cash used in financing activities increased $7.0 million in 2020 compared to 2019. Financing uses of cash in 2020 included a $8.4 million payment of a special $0.32 per share dividend declared in December 2019 and paid in January 2020, $1.4 million tax payments related to net shares settlement of equity awards and $10.2 million for the purchase of treasury shares. These outflows were partially offset by $0.5 million for the issuance of stock under the employee stock purchase plan. Financing uses of cash in 2019 included a $8.5 million payment of a special $0.32 per share dividend declared in December 2018 and paid in January 2019, and $4.5 million for the purchase of treasure shares. These outflows were partially offset by $1.3 million for the issuance of stock under the employee stock purchase plan. Financing uses of cash in 2018 included a $9.1 million payment of a special $0.34 per share dividend declared in December 2017 and paid in January 2018, and $15.4 million for the purchase of treasure shares. These outflows were partially offset by $1.2 million for the issuance of stock under the employee stock purchase plan.

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

Bank Line of Credit. Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at December 31, 2020). The one-month LIBOR rate at December 31, 2020 was 0.14%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility at December 31, 2020.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At December 31, 2020, the entire $50.0 million facility was available for borrowing.

Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2020 (in thousands):

	Payments Due By Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Operating lease obligations (1)	$14,712	4,343	7,887	2,482	—
(1)	Excluding taxes, insurance, and common area maintenance charges.

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

Bank Line of Credit. Our bank line of credit extends until February 2022 and is collateralized by our accounts receivable. As of December 31, 2020, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We don’t have any outstanding borrowings under the credit facility during the fourth quarter of 2020, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2020. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

●	Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016. Such amount was calculated at December 31, 2020 as $481.9 million, whereas our actual consolidated stockholders’ equity at this date was $636.3 million.

Capital Markets. Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the information technology industry, our financial performance and stock price, and the state of the capital markets.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A critical accounting policy has been defined as one that is both important to the portrayal of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Further, “critical accounting policies” are those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

We believe that our accounting policies described below meet the definition of critical accounting policies.

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

Nature of Products and Services

Information technology, or IT, products typically represent a distinct performance obligation, and revenue is recognized at the point in time when control is transferred to the customer which is generally upon delivery to the customer. We recognize revenue as the principal in the transaction with the customer (i.e., on a gross basis), as we control the product prior to delivery to the customer and derive the economic benefits from the sales transaction given our control over customer pricing.

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

For certain on-premise licenses for security software, the customer derives substantially all of the benefit from these arrangements through the third-party delivered software maintenance, which provides software updates and other support services. We do not have control over the delivery of these performance obligations, and accordingly we are the agent in these transactions. We recognize revenue for security software net of the related cost of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangement. Cloud products allow customers to use hosted software over the contractual period without taking possession of the software and are provided on a subscription basis. We do not exercise control over these products or services and therefore are an agent in these transactions. We recognize revenue for cloud products net of the related costs of sales at the point in time when our vendor and customer accept the terms and conditions in the sales arrangements. Amounts recognized on a net basis included in net sales for such software sales transactions were $565.7 million and $521.7 million for the years ended December 31, 2020 and 2019, respectively. Prior to the adoption of Accounting Standards Codifications (ASC) 606 – Revenue from Contracts with Customers (“ASC 606”), a substantial portion of our software sales were recognized on a gross basis.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment and software manufacturers directly to our customers and receive agency, or referral, fees for such transactions. We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer. Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $47.8 million, $51.0 million, and $46.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Certain of our larger customers are offered the opportunity by vendors to purchase software licenses and maintenance under enterprise agreements, or EAs. Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and bill the customer directly, paying resellers, such as us, an agency fee or commission on these sales. We record these agency fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, we invoice the customer directly under an EA and account for the individual items sold based on the nature of each item. Our vendors typically dictate how the EA will be sold to the customer.

We also offer extended service plans, or ESP, on IT products, both as part of the initial arrangement and separately from the IT products. We recognize revenue related to ESP as the agent in the transaction because we do not have control over the on-going ESP service and do not provide any service after the sale. Revenue allocated to ESP is recognized at the point in time when our vendor and customer accept the terms and conditions in the sales arrangement.

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

We estimate the standalone selling price, or SSP, for each distinct performance obligation when a single arrangement contains multiple performance obligations and the fulfillment occurs at different points of times. We maximize the use of observable inputs in the determination of the estimate for SSP for the items that we do not sell separately, including on-premise licenses sold with software maintenance, and IT products sold with ESP. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

We provide our customers with a limited thirty-day right of return, which is generally limited to defective merchandise, and gives rise to variable consideration. Revenue is recognized based on the most likely amount to which we are expected to be entitled. The estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty is resolved. We make estimates of product returns based on significant historical experience. We record our sales return reserve as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses and as a reduction of cost of sales and an associated right of return asset. At December 31, 2020, we recorded sales reserves of $4.0 million and $0.3 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2019, we recorded sales reserves of $3.5 million and $0.1 million as components of accounts receivable and accrued expenses, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ current creditworthiness. Our allowance for credit losses is generally computed by (1) applying specific percentage reserves on accounts that are past due, and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of certain of our customers were to deteriorate, or if we noted there was a lengthening of the timing of the settlement of receivables that was symptomatic of a general deterioration in the ability of our customers to pay, we would have to increase our allowance for credit losses. This would negatively impact our earnings. Our cash flows would be impacted to the extent that receivables could not be collected. For example, during the year ended December 31, 2020, we experienced delays in collecting amounts owed to us, and in some cases, we may be unable to collect amounts owed to us altogether. As a result of these delays and other considerations, we recorded bad debt expenses for credit losses for $3.3 million for the year ended December 31, 2020.

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

Considerable judgment is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income. Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $0.1 million in 2020 and $0.9 million in 2019.

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

Inventories

Inventories (all finished goods) consisting of software packages, computer systems, and peripheral equipment are stated at cost (determined under a weighted-average cost method which approximates the first-in, first-out method) or net realizable value, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. We recorded obsolescence charges of $1.7 million, $3.4 million, and $3.6 million for the year ended 2020, 2019 and 2018, respectively. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

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

In 2020, the Company assessed the goodwill impairment both qualitatively and quantitatively. The qualitative assessment includes considerations of macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flow, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events. The Company used a discounted cash flow methodology to determine the fair value of each reporting unit. Internal forecasts were used to estimate the future year cash flow and long-term growth rates was estimated based on the most recent views of each reporting unit. Discount rate used in the model reflects the risk and uncertainty associated with the respective businesses.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our unsecured credit agreement provides for borrowings which bear interest at variable rates based on LIBOR plus a spread or the prime rate. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our credit agreement exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Our average outstanding borrowings during 2020 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2020. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PC Connection, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 16, 2021, expressed an unqualified opinion on those financial statements.

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

March 16, 2021

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

Except for the changes as described in detail above, there were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.We are continually monitoring and assessing the potential impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B. Other information

On March 15, 2021, the Company entered into Incentive and Retention Agreements (each the “Retention Agreement” and together, the “Retention Agreements”) with our President, Timothy McGrath, and our Chief Financial Officer, Thomas Baker (each individually, the “Executive”).

The Retention Agreements provide that if we terminate the Executive’s employment without Cause (as defined in the applicable Retention Agreement) then, subject to the Executive signing and not revoking a release of claims, the Executive will receive the following:

●	continued base salary for a period of up to 24 months (subject to offset for salary or consulting fees earned during that period);
●	a pro-rated portion of the Executive’s target bonus as in effect for the fiscal year in which the termination occurs; and
●	continued payment by the Company of the share of COBRA premiums that the Company would pay for similarly situated employees, with such payment to extend for up to 24 months

In the event of a Change in Control (as defined in the applicable Retention Agreement), the Retention Agreements provide that 75% of the shares of our common stock underlying the unvested portion of each outstanding stock option and other equity award held by the Executive shall become fully vested, exercisable and otherwise free from forfeiture immediately prior to the closing of such Change in Control, with the remaining unvested portion of such equity awards continuing to vest and becoming fully exercisable and free from forfeiture on the first anniversary of the closing of the Change in Control (the “first anniversary vest date”).  In the case of each restricted stock unit that vests on the first anniversary vest date, the Executive will be entitled to the greater of (i) the per share consideration paid with respect to the Company common stock in connection with the Change in Control and (ii) if the Company common stock converts into stock of the acquiring or succeeding entity in connection with the Change in Control, then such stock or the cash value thereof as of the first anniversary vest date, if higher than the per share consideration.

The Retention Agreements also provide that if we terminate the Executive’s employment without Cause, or if an Executive terminates his employment for Good Reason (as defined in the applicable Retention Agreement), and such termination occurs within the 12 month period following a Change of Control, then subject to the Executive signing and not revoking a release of claims, the Executive will receive the following

●	continued base salary for a period of up to 24 months (subject to offset for salary or consulting fees earned during that period);
●	the Executive’s full target bonus as in effect for the fiscal year in which the termination occurs;
●	continued payment by the Company of the share of COBRA premiums that the Company would pay for similarly situated employees, with such payment to extend for up to 24 months; and
●	all outstanding and unvested equity awards in each case that vest solely based on continued service that are then held by Executive shall become fully vested, exercisable and otherwise free from forfeiture and, in the case of any restricted stock units, will be entitled to the greater of (i) the per share consideration paid with respect to the Change in Control and (ii) if the Company common stock converts into stock of the acquiring or succeeding entity in connection with the Change in Control, then such stock or the cash value thereof as of the Executive’s termination date, if higher than the per share consideration.

Mr. McGrath’s Retention Agreement also terminated the limitation on the number of shares of our common stock that may be sold by Mr. McGrath in each calendar year contained in the restricted stock unit awards granted to Mr. McGrath on each of November 12, 2012 and February 13, 2018, and changed the vesting with respect to restricted stock units granted to Mr. McGrath on February 13, 2018 such that the tranches of such award that would have vested on or after January 1, 2028 will vest as two tranches, 50% on April 1, 2021 and 50% on July 1, 2021.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information included under the headings, “Information about our Executive Officers” in Part I hereof and “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020 (the “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.1(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.2(10)	Amended and Restated Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
4.2 (28)	Description of Securities Registered Under Section 12 of the Exchange Act
9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2*	Form of Incentive Stock Option Agreement for 2020 Stock Incentive Plan.
10.3(21)*	Amended and Restated 2007 Stock Incentive Plan, as amended.
10.4(23)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.5(9)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.
10.6(9)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.
10.7(15)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.8(15)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.9(17)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.
10.10(19)*	Executive Bonus Plan, as amended.
10.11(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.12(11)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.
10.13(7)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
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

10.46	Incentive and Retention agreement, dated as of March 15, 2021, between the Registrant and Timothy McGrath.
10.47	Incentvie and Retention agreement, dated March 15, 2021, between the Registrant and Thomas Baker
10.48	Form of Restricted Stock Units Agreement for 2020 Stock Incentive Plan
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH **	Inline XBRL Taxonomy Extension Schema Document.
101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	Inline XBRL Taxonomy Label Linkbase Document.
101.PER **	Inline XBRL Taxonomy Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(4)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(5)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 10, 2007.
(10)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(11)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 12, 2008.

(12)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 11, 2008.
(13)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2008.
(14)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 16, 2009.
(15)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2010.
(16)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on February 28, 2012.
(17)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 8, 2012.
(18)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 4, 2013.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 29, 2013.
(20)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 9, 2014.
(21)	Incorporated by reference from Appendix A filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 9, 2019.
(22)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 31, 2014.
(23)	Incorporated by reference from Appendix B filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 9, 2019.
(24)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 16, 2017.
(25)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 3, 2017.
(26)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 2, 2019.
(27)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 30, 2019.
(28)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-K, filed on February 6, 2020.

*     Management contract or compensatory plan or arrangement.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018, (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (v) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 16, 2021
	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2021

/s/ THOMAS C. BAKER
Thomas C. Baker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2021

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	March 16, 2021

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	March 16, 2021

/s/ BARBARA DUCKETT
Barbara Duckett	Director	March 16, 2021

/s/ JACK FERGUSON
Jack Ferguson	Director	March 16, 2021

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PC Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as hardware, software and maintenance products as well as services related to the installation or implementation of products.
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services.
●	As a reseller, the determination if they are the principal or the agent for each performance obligation, which impacts whether the related revenue for each performance obligations is recognized on a gross or net basis.

●	The timing of transfer of control for each distinct performance obligation and the identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

●	We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
●	We selected a sample of customer contracts and performed the following procedures:
–	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
–	Tested management's identification and treatment of contract terms.
–	Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
●	We evaluated the reasonableness of management's estimate of stand-alone selling prices for products and services that are not sold separately.
●	We selected a sample of products and services sold and performed an evaluation of the Company’s determination of principal versus agent.
●	We selected a sample of orders shipped at year end and evaluated whether revenue has been properly recognized by comparing the IT products shipped to the respective contract or customer purchase order if applicable and evidence of transfer of control.
●	We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 16, 2021

We have served as the Company's auditor since 1984

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$95,655	$90,060
Accounts receivable, net	611,021	549,626
Inventories, net	140,867	124,666
Income taxes receivable	—	1,388
Prepaid expenses and other current assets	11,437	10,671
Total current assets	858,980	776,411
Property and equipment, net	61,537	64,226
Right-of-use assets	12,821	13,842
Goodwill	73,602	73,602
Intangibles assets, net	7,088	8,307
Other assets	1,345	947
Total Assets	$1,015,373	$937,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$266,846	$235,641
Accrued payroll	17,828	28,050
Accrued expenses and other liabilities	57,586	45,232
Total current liabilities	342,260	308,923
Deferred income taxes	18,525	20,170
Noncurrent operating lease liabilities	9,631	10,330
Other liabilities	8,630	600
Total Liabilities	379,046	340,023
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized, 28,943 and 28,870 issued, 26,170 and 26,345 outstanding at December 31, 2020 and 2019, respectively	289	288
Additional paid-in capital	119,891	118,045
Retained earnings	562,084	514,694
Treasury stock at cost, 2,773 and 2,526 shares at December 31, 2020 and 2019, respectively	(45,937)	(35,715)
Total Stockholders’ Equity	636,327	597,312
Total Liabilities and Stockholders’ Equity	$1,015,373	$937,335

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$2,590,290	$2,820,034	$2,699,489
Cost of sales	2,171,483	2,368,724	2,288,403
Gross profit	418,807	451,310	411,086
Selling, general and administrative expenses	345,741	338,635	324,433
Restructuring and other charges	992	703	967
Income from operations	72,074	111,972	85,686
Interest expense	(107)	(107)	(145)
Interest income	168	814	3,123
Gain from life insurance	1,061	—	—
Income before taxes	73,196	112,679	88,664
Income tax provision	(17,431)	(30,568)	(24,072)
Net income	$55,765	$82,111	$64,592
Earnings per common share:
Basic	$2.13	$3.12	$2.42
Diluted	$2.12	$3.10	$2.41
Shares used in computation of earnings per common share:
Basic	26,157	26,335	26,717
Diluted	26,336	26,505	26,854

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2017	28,709	$287	$114,154	$383,673	(1,856)	$(15,862)	$482,252
Cumulative effect of adoption of ASC 606	—	—	—	1,197	—	—	1,197
Issuance of common stock under Employee Stock Purchase Plan	41	1	1,246	—	—	—	1,247
Stock-based compensation expense	—	—	1,080	—	—	—	1,080
Restricted stock units vested	37	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(638)	—	—	—	(638)
Repurchase of common stock for treasury	—	—	—	—	(535)	(15,375)	(15,375)
Dividend declaration	—	—	—	(8,452)	—	—	(8,452)
Net income	—	—	—	64,592	—	—	64,592
Balance - December 31, 2018	28,787	$288	$115,842	$441,010	(2,391)	$(31,237)	$525,903
Issuance of common stock under Employee Stock Purchase Plan	32	—	1,253	—	—	—	1,253
Stock-based compensation expense	—	—	1,863	—	—	—	1,863
Restricted stock units vested	51	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(913)	—	—	—	(913)
Repurchase of common stock for treasury	—	—	—	—	(135)	(4,478)	(4,478)
Dividend declaration	—	—	—	(8,427)	—	—	(8,427)
Net income	—	—	—	82,111	—	—	82,111
Balance - December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312
Issuance of common stock under Employee Stock Purchase Plan	12	—	536	—	—	—	536
Stock-based compensation expense	—	—	2,668	—	—	—	2,668
Restricted stock units vested	61	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,357)	—	—	—	(1,357)
Repurchase of common stock for treasury	—	—	—	—	(247)	(10,222)	(10,222)
Dividend declaration	—	—	—	(8,375)	—	—	(8,375)
Net income	—	—	—	55,765	—	—	55,765
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	(2,773)	$(45,937)	$636,327

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows provided by Operating Activities:
Net income	$55,765	$82,111	$64,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,603	13,314	14,063
Provision for credit losses	3,316	25	1,680
Stock-based compensation expense	2,668	1,863	1,080
Deferred income taxes	(1,645)	2,986	1,488
Gain from life insurance	(1,061)	—	—
Loss on disposal of fixed assets	28	213	51
Changes in assets and liabilities:
Accounts receivable	(63,650)	(101,953)	14,872
Inventories	(16,201)	(5,471)	(23,311)
Prepaid expenses, income tax receivables and other current assets	622	(1,476)	(1,045)
Other non-current assets	(398)	264	2,403
Accounts payable	32,515	34,960	5,722
Accrued expenses and other liabilities	10,536	9,767	5,244
Net cash provided by operating activities	36,098	36,603	86,839
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(11,033)	(25,656)	(21,238)
Net cash used in investing activities	(11,033)	(25,656)	(21,238)
Cash Flows (used in) provided by Financing Activities:
Proceeds from short-term borrowings	—	—	859
Repayment of short-term borrowings	—	—	(859)
Purchase of treasury shares	(10,222)	(4,478)	(15,375)
Dividend payments	(8,427)	(8,452)	(9,122)
Issuance of stock under Employee Stock Purchase Plan	536	1,253	1,247
Payment of payroll taxes on stock-based compensation through shares withheld	(1,357)	(913)	(638)
Net cash used in financing activities	(19,470)	(12,590)	(23,888)
Increase (decrease) in cash and cash equivalents	5,595	(1,643)	41,713
Cash and cash equivalents, beginning of year	90,060	91,703	49,990
Cash and cash equivalents, end of year	$95,655	$90,060	$91,703

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$442	$1,463	$2,422
Life insurance recorded as receivable	1,500	—	—
Dividend declarations	8,375	8,427	8,452
Supplemental Cash Flow Information:
Income taxes paid	$19,441	$28,460	$19,945

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts and disclosures of assets and liabilities and the reported amounts and disclosures of revenue and expenses during the period. Management bases its estimates and judgments on the information available at the time and various other assumptions believed to be reasonable under the circumstances, including estimates of the impact of the coronavirus pandemic (“COVID-19 pandemic”). By nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates and assumptions, including the impact of the COVID-19 pandemic.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $3,776 and $5,553 at December 31, 2020 and 2019, respectively.

Accounts Receivable

Account Receivable are recorded at the invoice amount, net of allowances. Customers are evaluated for their credit worthiness at the time of contract inception and, the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and customer creditworthiness. Based on the results of the credit assessments, the Company will extend credit under its standard payment terms or may request alternative early payment actions. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of COVID-19 pandemic in the year ended December 31, 2020. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur. We assessed collectability by reviewing account receivable on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with collectability issues, and if necessary, records a reserve against those receivables it determines may not be collectable. Trade receivables are written off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. As of December 31, 2020, allowances include collectability concerns stemming from business and market disruption caused by the COVID-19 pandemic and may fluctuate materially in future periods as the duration and severity of the impact of the COVID-19 pandemic remains uncertain.

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

Advertising Costs and Vendor Consideration

Vendors have the ability to fund advertising activities for which the Company receives advertising consideration. This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against selling, general and administrative expenses (“SG&A”) expenses. Advertising consideration that cannot be associated with a specific program or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales. The Company’s vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, the Company classifies substantially all vendor consideration as a reduction of cost of sales rather than a reduction of advertising expense. Other advertising costs are expensed as incurred. Advertising expense, which is classified as a component of SG&A expenses, totaled $14,021, $19,407, and $16,244 for the years ended December 31, 2020, 2019, and 2018, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for financial reporting purposes over the estimated useful lives of the assets ranging from three to seven years. Computer software, including licenses and internally developed software, is capitalized and amortized over lives generally ranging from three to ten years. Depreciation is recorded using the straight-line method. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives.

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

When events or circumstances indicate a potential impairment, the Company evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. The Company recognizes impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. No property and equipment impairment was recognized for each of the years ended December 31, 2020, 2019 and 2018.

Leases

The Company enters into operating lease contracts, as assessed at contract inception, primarily for real estate and equipment. On the lease commencement date, the Company records operating lease liabilities based on the present value of the future lease payments. In determining the present value of future lease payments, the Company utilized estimated rates that it would have incurred to borrow, over a similar term, the funds necessary to purchase the respective leased asset with cash.

The Company elects to apply the short-team lease exception to any leases with contractual obligations of one year or less. These leases will not have a right-of-use (“ROU”) assets and associated lease liabilities on the balance sheet. Instead, rent will be recognized on a straight-line

Goodwill and Other Intangible Assets

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

Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles, are written down to their respective fair values. No intangible assets impairment was recognized for each of the years ended December 31, 2020, 2019 and 2018.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for more than 5% of total net sales in 2020, 2019, and 2018. While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government as a percentage of total net sales were 4.6%, 6.9%, and 5.4% in 2020, 2019, and 2018, respectively.

Product purchases from Ingram Micro, Inc., our largest supplier, Synnex and HP Inc. accounted for approximately 21%, 15% and 12% respectively, of our total product purchases in 2020. Product purchases from Ingram Micro, Inc., our largest supplier, Synnex and HP Inc. accounted for approximately 21%, 14% and 8% respectively, of our total product purchases in 2019. Product purchases from Ingram Micro, Inc., our largest supplier, Synnex and HP Inc. accounted for approximately 22%, 12% and 7% respectively, of our total product purchases in 2018. No other singular vendor supplied more than 10% of our total product purchases in 2020, 2019 and 2018. In addition to these vendors, product purchases, whether purchased directly or from a wholesale distributor, from Dell and Tech Data comprised a total of 66% of our product purchases in 2020. We believe that, while we may experience some short-term disruption if products from Ingram, Synnex, HP Inc., or any of these vendors become unavailable to us, alternative sources for these products are available.

Products manufactured by Hewlett Packard Enterprise and HP Inc. collectively represented approximately 18% of the Company’s net sales in 2020, 19% in 2019 and 18% in 2018. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on the Company’s results of operations and cash flows.

Restructuring and other charges

Restructuring and other charges are presented separately from SG&A expenses. Costs incurred were as follows:

	Year Ended December 31,
	2020	2019	2018
Employee separations	$992	$553	$967
Lease termination costs	—	150	—
Total restructuring and other charges	$992	$703	$967

The restructuring and other charges recorded in 2020 were related to a reduction in workforce across our business segments and included cash severance and other related termination benefits.

The restructuring and other charges recorded in 2019 were related to a reduction in workforce in our Headquarters/Other group and included cash severance payments and other related benefits. Also included in restructuring charges were exit costs incurred associated with the closing of one of our office facilities.

The restructuring and other charges recorded in 2018 were related to a reduction in workforce at our Business Solutions, Public Sector Solutions, and Headquarter segments and included cash severance payments and other related benefits.

Overall, restructuring and other charges consist primarily of employee termination benefits, which are accrued in the period incurred and paid within a year of termination. Included in accrued expenses at December 31, 2020, 2019, and 2018 were $181, $110, and $784, respectively, related to unpaid employee termination benefits. The amount accrued as of December 31, 2020 is expected to be paid in 2021.

All planned restructuring and other charges were incurred as of December 31, 2020 and the Company has no ongoing restructuring plans.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2020	2019	2018
Numerator:
Net income	$55,765	$82,111	$64,592
Denominator:
Denominator for basic earnings per share	26,157	26,335	26,717
Dilutive effect of employee stock awards	179	170	137
Denominator for diluted earnings per share	26,336	26,505	26,854
Earnings per share:
Basic	$2.13	$3.12	$2.42
Diluted	$2.12	$3.10	$2.41

For the years ended December 31, 2020, 2019, and 2018, the Company did not exclude any outstanding nonvested stock units or stock options from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Other Income, Net

Other income, net for the year ended December 31, 2020 consisted of $1,061 related to a gain from life insurance, which was realized upon the passing of one of our co-founders and a member of the Company’s Board of Directors, David H. Hall. Also included in other income, net for the year ended December 31, 2020 was interest income of $168, partially offset by interest expense of $107.

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

Adoption of Recently Issued Financial Accounting Standards

ASU 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-13, Financial Instruments—Credit Losses, which adds an impairment model for financial instruments, including trade receivables, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected losses, which is expected to result in more timely recognition of such losses. The Company adopted this new standard beginning January 1, 2020 for both interim and annual reporting periods. At adoption, this ASU did not have a material impact on the Company’s consolidated financial statements. The impact of the adoption of this standard was limited to the Company’s trade receivables as it does not currently have any other financial instruments that would be affected by this standard.

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

Certain software sales include on-premise licenses that are combined with software maintenance. Software maintenance conveys rights to updates, bug fixes and help desk support, and other support services transferred over the underlying contract period. On-premise licenses are considered distinct performance obligations when sold with the software maintenance, as the Company sells these items separately. The Company recognizes revenue related to the software maintenance as the agent in these transactions because it does not have control over the on-going software maintenance service. Revenue allocated to software maintenance is recognized at the point in time when the Company’s vendor and customer accept the terms and conditions in the sales arrangements.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the year ended December 31, 2020 and 2019, along with the reportable segment for each category.

	For the Year Ended December 31, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$319,046	$303,471	203,090	$825,607
Desktops	89,828	129,011	36,744	255,583
Software	124,681	115,596	42,793	283,070
Servers/Storage	93,535	76,107	42,694	212,336
Net/Com Products	75,141	96,203	47,930	219,274
Displays and Sound	85,769	78,312	51,502	215,583
Accessories	113,402	201,562	47,504	362,468
Other Hardware/Services	64,630	115,307	36,432	216,369
Total net sales	$966,032	$1,115,569	$508,689	$2,590,290

	For the Year Ended December 31, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$317,282	$322,530	166,132	$805,944
Desktops	127,373	154,602	63,949	345,924
Software	146,287	133,584	54,956	334,827
Servers/Storage	105,617	72,445	60,334	238,396
Net/Com Products	94,340	72,185	52,776	219,301
Displays and Sound	88,667	105,172	56,183	250,022
Accessories	98,890	211,772	46,647	357,309
Other Hardware/Services	81,593	121,530	65,188	268,311
Total net sales	$1,060,049	$1,193,820	$566,165	$2,820,034

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$3,509	$5,942

Changes in the contract liability balances during the years ended December 31, 2020 and 2019 are as follows (in thousands):

2019
Balances at December 31, 2018	$2,679
Cash received in advance and not recognized as revenue	15,835
Amounts recognized as revenue as performance obligations satisfied	(12,572)
Balances at December 31, 2019	$5,942

2020
Balances at December 31, 2019	$5,942
Cash received in advance and not recognized as revenue	10,800
Amounts recognized as revenue as performance obligations satisfied	(13,233)
Balances at December 31, 2020	$3,509

k

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is held by the Company’s Large Account and SMB segments. Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of November 30 and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value.

In 2020, the Company used a discounted cash flow methodology to determine the fair value of each reporting unit. Internal forecasts were used to estimate the future year cash flow and long-term growth rates was estimated based on the most recent views of each reporting unit. Discount rate used in the model reflects the risk and uncertainty associated with the respective businesses.

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

Goodwill is held by the Company’s Large Account and SMB segments. The Company concluded that the fair values of the domain name and the two reporting units each exceeded the respective carrying values, and accordingly, an impairment was not identified in the annual test. The Company also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying values of the reporting units or the domain name were in excess of the respective fair values during the years ended December 31, 2020 and 2019, respectively.

The Company concluded that the fair values of the domain name and the two reporting units each substantially exceeded the respective carrying values, and accordingly, an impairment was not identified in the annual test. The Company also did not identify any events or circumstances that would indicate that it is more likely than not that the carrying values of the reporting units or the domain name were in excess of the respective fair values during the year ended December 31, 2020.

The carrying amount of goodwill for the periods presented is detailed below:

Balance at December 31, 2019	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Balance at December 31, 2020	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Intangible Assets

At December 31, 2020, the Company’s intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization. In addition, in 2016 the Company acquired customer relationships from its Softmart and GlobalServe acquisitions, which will be amortized on a straight-line basis over their estimated useful lives of 10 years. The Company’s remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets. Intangible assets and related accumulated amortization are detailed below:

		December 31, 2020			December 31, 2019
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	8	$3,400	$3,400	$—	$3,400	$3,400	$—
Tradename	5	1,190	1,190	—	1,190	1,190	—
Customer relationships	10	12,200	5,562	6,638	12,200	4,343	7,857
Total intangible assets		$16,790	$10,152	$6,638	$16,790	$8,933	$7,857

In 2020, 2019, and 2018, the Company recorded amortization expense of $1,220, $1,257, and $1,461, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows:

For the Years Ended December 31,
2021	$1,220
2022	1,220
2023	1,220
2024	1,220
2025	1,220
2026 and thereafter	538
$6,638

4.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2020	2019
Trade	$553,823	$498,721
Vendor consideration, returns and other	66,461	56,459
Due from employees	159	114
Total gross accounts receivable	620,443	555,294
Allowances for:
Sales returns	(4,014)	(3,466)
Credit losses	(5,408)	(2,202)
Accounts receivable, net	$611,021	$549,626

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2020	2019
Computer software, including licenses and internally-developed software	$100,285	$95,214
Furniture and equipment	35,788	36,098
Leasehold improvements	8,683	8,516
Total	144,756	139,828
Accumulated depreciation and amortization	(83,219)	(75,602)
Property and equipment, net	$61,537	$64,226

We recorded depreciation and amortization expense for property and equipment of $12,383, $12,057, and $12,602 in 2020, 2019, and 2018, respectively.

6.   LEASES

The Company leases certain facilities from a related party, which is affiliated with the Company through common ownership. Included in the right-of-use asset as of December 31, 2020 was $3,460 and a corresponding lease liability of

$3,460 associated with related party leases. As of December 31, 2020, the Company had no leases that were classified as financing leases and there were no additional operating or financing leases that have not yet commenced.

	For the Year Ended December 31, 2020
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$1,385	$3,170	$4,555
Short-term lease cost	295	14	309
Total lease cost	$1,680	$3,184	$4,864

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,385	$3,272	$4,657

Weighted-average remaining lease term (in years):
Capitalized operating leases	2.92	5.57	4.89

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.92%	3.92%

As of December 31, 2020, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2021	$1,253	$3,090	$4,343
2022	1,253	2,111	3,364
2023	1,149	1,675	2,824
2024	—	1,699	1,699
2025 and thereafter	—	2,482	2,482
	3,655	11,057	14,712

Imputed interest			(1,153)
Lease liability balance at December 31, 2020			$13,559

As of December 31, 2020, the ROU asset had a balance of $12,821. The long-term lease liability was $9,631 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,928.

As of December 31, 2019, the ROU asset had a balance of $13,842. The long-term lease liability was $10,330 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $4,316.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2020	2019
Customer and vendor deposits	$28,438	$13,871

Dividends payable	8,375	8,427
Sales taxes	8,400	9,374
Short-term lease liability	3,928	4,316
Other	8,445	9,244
Accrued expenses and other liabilities	$57,586	$45,232

8.   GAIN ON LIFE INSURANCE

On November 14, 2020, David Hall, one of the Company co-founders and a member of the Company’s Board of Directors passed away. The Company owned and was the beneficiary of two life insurance policies on Mr. Hall. These policies had a total cash value of approximately $0.4 million recorded as “Other assets” on the Company’s balance sheet as of December 31, 2019. After the death of Mr. Hall, $1.5 million was recorded as receivable on the Company’s balance sheet. The difference between the total insurance proceeds and the cash surrender value of the policies was approximately $1.1 million, which was recorded as non-operating income. The life insurance proceeds are not subject to federal or state income taxes.

The Company also owns and is the beneficiary of one life insurance policy on Patricia Gallup, the Company’s Chair and Chief Administrative Officer. This policy had a total cash value recorded as “Other assets” on the Company’s balance sheet of approximately $0.2 million as of December 31, 2020 and $0.1 million as of December 31, 2019.

9.   BANK BORROWINGS

The Company has a $50,000 credit facility collateralized by its account receivables that expires February 10, 2022. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”) (0.14% at December 31, 2020) , plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at December 31, 2020). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. The Company had no outstanding bank borrowings at December 31, 2020 or 2019, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility. As of December 31, 2020, the Company was in compliance with the financial covenants.

10.   STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at December 31, 2020 or 2019.

Share Repurchase Authorization

As of December 31, 2017, there was $30.0 million authorized for share repurchase. In 2018, the Company’s Board approved a share repurchase program authorizing up to $25.0 million in additional share repurchases. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

The Company repurchased 247, 135, and 535 shares for $10.2 million, $4.5 million, $15.4 million during the years ended December 31, 2020, 2019, 2018, respectively, under Board-authorized repurchase programs. As of December 31, 2020, the Company has repurchased an aggregate of 2,599 shares for $42.3 million under Board-authorized repurchase programs, and the maximum approximate dollar value of shares that may yet be purchased under the Company’s existing Board-authorized program is $12.7 million.

Dividend Payments

The following table summarizes the Company’s special cash dividends declared in the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Dividend per share	$0.32	$0.32	$0.32
Stockholder record date	1/12/2021	12/27/2019	12/28/2018
Total dividend	$8,375	$8,427	$8,452
Payment date	1/29/2021	1/10/2020	1/11/2019

The dividends paid in January 2021, 2020 and 2019 were included in accrued expenses and other liabilities at December 31, 2020, 2019, and 2018, respectively. Declaration of any future cash dividends will depend upon the Company’s financial position, strategic plans, and general business conditions.

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

In 2020, the Board adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan (the “2020 plan”), which replaces the Amended and Restated 2007 Stock Incentive Plan. The 2020 plan extended the term of the Restated 2007 plan and authorized the issuance of 350 shares of common stock plus any shares remain available for grant under the Restated 2007 plan. As of December 31, 2020, there were 356 shares eligible for future grants under the 2020 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the Company’s stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, employees are eligible to purchase Company stock at 95% of the purchase price as of the last business day of each six-month offering period. An aggregate of 1,203 shares of common stock has been reserved for issuance under the Purchase Plan, of which 1,200 shares have been purchased. In 2020, after the first offering was executed in June, 2020, the purchase plan was suspended by the Board.

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

The following table summarizes the share-based compensation expenses included in the consolidated statements of net income (dollars in thousands):

	2020	2019	2018
Pre-tax expense for nonvested units	$2,668	$1,863	$1,080
Tax benefit	(635)	(505)	(293)
Net effect on net income	$2,033	$1,358	$787

In 2020, 2019, and 2018, the Company issued nonvested stock units that settle in stock and vest over periods up to ten years. Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of our common stock on the grant date. The following table summarizes our nonvested stock unit activity in 2020:

	Nonvested Stock Units
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2020	473	$29.20
Granted	85	44.31
Vested	(91)	27.86
Canceled	(7)	34.77
Nonvested at December 31, 2020	460	32.17

The weighted-average grant-date fair value of nonvested stock units granted in 2020, 2019 and 2018 was $44.31, $42.06 and $24.9, respectively. The total fair value of nonvested stock units that vested in 2020, 2019, and 2018 was $4,044, $3,476, and $1,635, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $13,780 as of December 31, 2020, and is expected to be recognized over a weighted-average period of approximately 4.6 years. The aggregate intrinsic value of the nonvested stock units at December 31, 2020, which is calculated based on the positive difference between the fair value of the Company’s stock on December 31, 2020 and the grant price of the underlying awards, was $21,749.

Stock Equivalent Units

The Company has also previously issued stock equivalent units, (“SEUs”), which settle in cash and vest ratably over four years, to non-executive employees. The fair value of these liability awards is based on the closing market price of the Company’s common stock, and is remeasured at the end of each reporting period until the SEUs vest. The Company reports the compensation as a component of SG&A expense and the related liability as accrued payroll on the consolidated balance sheets.

	2020	2019	2018
Units issued	—	—	—
Compensation expense	$840	$1,802	$1,871

11.   INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$13,350	$20,481	$16,643
State	5,726	7,101	6,370
Total current	19,076	27,582	23,013
Deferred:
Federal	(1,108)	2,186	1,087
State	(537)	800	(28)
Total deferred	(1,645)	2,986	1,059
Net provision	$17,431	$30,568	$24,072

The components of the deferred taxes at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Allowance for credit losses	$1,418	$581
Inventory costs capitalized for tax purposes	165	134
Inventory valuation reserves	271	253
Sales return reserves	158	134
Deductible expenses, primarily employee-benefit related	661	177
Accrued compensation	3,295	2,448
Operating lease liability	3,559	3,858
Other	1,475	1,503
Compensation under non-statutory stock option agreements	393	143
State tax loss carryforwards	1,079	1,091
Total gross deferred tax assets	12,474	10,322
Less: Valuation allowance	(942)	(992)
Net deferred tax assets	11,532	9,330

Deferred tax liabilities:
Goodwill and other intangibles	(13,625)	(13,287)
Property and equipment	(12,976)	(12,482)
Right-of-use assets	(3,366)	(3,647)
Prepaid expenses	(90)	(84)
Total gross deferred tax liabilities	(30,057)	(29,500)
Net deferred tax liability	$(18,525)	$(20,170)

Current deferred tax assets	$—	$—
Noncurrent deferred tax liability	(18,525)	(20,170)
Net deferred tax liability	$(18,525)	$(20,170)

The Company has deferred tax assets from state net operating loss carryforwards aggregating $1,365 at December 31, 2020 representing state tax benefits, net of federal taxes, of approximately $1,079. These loss carryforwards are subject to between five, fifteen, and twenty-year carryforward periods, with $3 expiring after 2021, $3 expiring after 2022, $4 expiring after 2023, $3 expiring after 2024, $4 expiring after 2025, $1,277 expiring beyond 2025, and $70 with no expiration. The Company has provided valuation allowances of $942 and $992 at December 31, 2020 and 2019, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that the Company believes are not likely to be realized. The net change in the total valuation allowance reflects a $50 decrease in 2020, and a $153 and $94 increase in 2019 and 2018.

A reconciliation of the Company’s 2020, 2019, and 2018 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2020	2019	2018
Federal income taxes, at statutory tax rate	$15,378	$23,663	$18,619
State income taxes, net of federal benefit	3,987	6,977	5,157
Nondeductible expenses	365	651	454
Tax credits	(2,093)	—	—
Other, net	(206)	(723)	(158)
Income tax provision	$17,431	$30,568	$24,072

The Company files one consolidated U.S. Federal income tax return that includes all of its subsidiaries as well as several consolidated, combined, and separate Company returns in many U.S. state tax jurisdictions. The tax years 2016-2019 remain open to examination by the major state taxing jurisdictions in which the Company files. The tax years 2017-2019 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2020, 2019, and 2018, is as follows:

	2020	2019	2018
Balance at January 1,	$—	$368	$368
Additions on tax positions of prior years	—	—	—
Lapses of applicable statute of limitations	—	(368)	—
Settlements	—	—	—
Balance at December 31,	$—	$—	$368

For the year ended December 31, 2019, the unrecognized tax benefits decreased by $368 related to the expiration of various state statute of limitation periods.

Previously, the Company recognized interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual was included as a component of our liability for unrecognized income tax benefits. The Company did not recognize any interest and penalties for the years ended December 31, 2020, 2019 or 2018.

12.   EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2020, 2019, or 2018. The Company made matching contributions to the employee savings element of such plan of $5,656, $2,778, $2,538 in 2020, 2019, and 2018, respectively.

13.   COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. In the opinion of management, the outcome of such matters is not expected to have a material effect on our business, financial position, results of operations, or cash flows.

The Company records a liability when it believes that a loss is both probable and reasonably estimable. On a quarterly basis, the Company reviews each of these legal proceedings to determine whether it is probable, reasonably possible, or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of such loss. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. The Company expenses legal fees in the period in which they are incurred.

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s reportable operating segments for the years ended December 31, 2020, 2019, and 2018 is shown below:

	Years Ended December 31,

	2020	2019	2018
Net sales:
Business Solutions	$966,032	$1,060,049	$1,027,918
Enterprise Solutions	1,115,569	1,193,820	1,165,142
Public Sector Solutions	508,689	566,165	506,429
Total net sales	$2,590,290	$2,820,034	$2,699,489
Operating income (loss):
Business Solutions	$32,351	$52,557	$40,188
Enterprise Solutions	59,382	67,837	61,663
Public Sector Solutions	(2,763)	7,319	(2,260)
Headquarters/Other	(16,896)	(15,741)	(13,905)
Total operating income	72,074	111,972	85,686
Other income, net	1,122	707	2,978
Income before taxes	$73,196	$112,679	$88,664
Selected operating expense:
Depreciation and amortization:
Business Solutions	$636	$596	$632
Enterprise Solutions	2,771	2,474	2,318
Public Sector Solutions	60	89	112
Headquarters/Other	10,136	10,155	11,001
Total depreciation and amortization	$13,603	$13,314	$14,063
Total assets:
Business Solutions	$365,366	$308,522
Enterprise Solutions	588,264	548,666
Public Sector Solutions	96,233	91,826
Headquarters/Other	(34,490)	(11,679)
Total assets	$1,015,373	$937,335

The assets of the Company’s operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Goodwill of $66,236 and $7,366 is held by the Enterprise Solutions and Business Solutions segments, respectively, as of December 31, 2020. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment and intercompany balance, net. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $43,388 and $39,813 for the years ended December 31, 2020 and 2019, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These systems serve all of the Company’s subsidiaries, to varying degrees, and as a result, the CODM does not evaluate capital expenditures on a segment basis.

Substantially all of the Company’s sales in 2020, 2019, and 2018 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 2% of total net sales in 2020, 2019, and 2018. All of the Company’s assets at December 31, 2020 and 2019 were located in the United States. The Company’s primary target customers are SMBs, medium-to-large corporate accounts, and federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts. No single customer accounted for more than 5% of total net sales in 2020, 2019, or 2018. While no single agency of the federal government comprised more than 3% of total sales, aggregate sales to the federal government were 4.6%, 6.9%, and 5.4% in 2020, 2019, and 2018, respectively.

15.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly data of the Company for each of the calendar quarters in 2020 and 2019. This information has been prepared on the same basis as the annual financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Net sales	$711,850	$550,002	$652,752	$675,686
Cost of sales	598,732	461,002	544,922	566,827
Gross profit	113,118	89,000	107,830	108,859
Selling, general and administrative expenses	92,468	77,420	86,753	89,100
Restructuring and other charges	—	992	—	—
Income from operations	20,650	10,588	21,077	19,759
Other income, net	92	5	(17)	1,042
Income before taxes	20,742	10,593	21,060	20,801
Income tax provision	(5,846)	(2,950)	(4,130)	(4,505)
Net income	$14,896	$7,643	$16,930	$16,296
Earnings per common share:
Basic	$0.57	$0.29	$0.65	$0.62
Diluted	$0.56	$0.29	$0.64	$0.62
Weighted average common shares outstanding:
Basic	26,236	26,107	26,130	26,156
Diluted	26,421	26,279	26,311	26,328

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Net sales	$632,921	$741,076	$729,410	$716,627
Cost of sales	533,574	624,089	610,547	600,514
Gross profit	99,347	116,987	118,863	116,113
Selling, general and administrative expenses	81,235	84,664	86,226	86,510
Restructuring and other charges	703	—	—	—
Income from operations	17,409	32,323	32,637	29,603
Interest income, net	198	184	62	263
Income before taxes	17,607	32,507	32,699	29,866
Income tax provision	(4,880)	(8,839)	(8,949)	(7,900)
Net income	$12,727	$23,668	$23,750	$21,966
Earnings per common share:
Basic	$0.48	$0.90	$0.90	$0.84
Diluted	$0.48	$0.89	$0.90	$0.83
Weighted average common shares outstanding:
Basic	26,359	26,337	26,323	26,322
Diluted	26,525	26,494	26,479	26,523

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2018	$3,308	28,504	(28,415)	$3,397
Year Ended December 31, 2019	$3,397	27,943	(27,874)	$3,466
Year Ended December 31, 2020	$3,466	29,435	(28,887)	$4,014

Allowance for Credit Losses
Year Ended December 31, 2018	$2,726	1,680	(1,304)	$3,102
Year Ended December 31, 2019	$3,102	25	(925)	$2,202
Year Ended December 31, 2020	$2,202	3,316	(110)	$5,408

S-1