Form 10-Q
period 2021-03-31
PC CONNECTION INC
filed 2021-05-07
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2021

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of April 30, 2021 was 26,187,175.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$92,257	$95,655
Accounts receivable, net	554,696	611,021
Inventories, net	140,534	140,867
Prepaid expenses and other current assets	15,364	11,437
Total current assets	802,851	858,980
Property and equipment, net	61,592	61,537
Right-of-use assets	11,857	12,821
Goodwill	73,602	73,602
Intangibles assets, net	6,783	7,088
Other assets	1,701	1,345
Total Assets	$958,386	$1,015,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$206,542	$266,846
Accrued payroll	18,171	17,828
Accrued expenses and other liabilities	50,231	57,586
Total current liabilities	274,944	342,260
Deferred income taxes	18,525	18,525
Noncurrent operating lease liabilities	8,792	9,631
Other liabilities	8,630	8,630
Total Liabilities	310,891	379,046
Stockholders’ Equity:
Common Stock	289	289
Additional paid-in capital	120,875	119,891
Retained earnings	572,268	562,084
Treasury stock, at cost	(45,937)	(45,937)
Total Stockholders’ Equity	647,495	636,327
Total Liabilities and Stockholders’ Equity	$958,386	$1,015,373

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$636,892	$711,850
Cost of sales	536,372	598,732
Gross profit	100,520	113,118
Selling, general and administrative expenses	86,400	92,468
Income from operations	14,120	20,650
Other (expenses) income, net	(7)	92
Income before taxes	14,113	20,742
Income tax provision	(3,929)	(5,846)
Net income	$10,184	$14,896
Earnings per common share:
Basic	$0.39	$0.57
Diluted	$0.39	$0.56
Shares used in computation of earnings per common share:
Basic	26,172	26,236
Diluted	26,360	26,421

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three months ended March 31, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	(2,773)	$(45,937)	$636,327
Stock-based compensation expense	—	—	1,066	—	—	—	1,066
Restricted stock units vested	5	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(82)	—	—	—	(82)
Net income	—	—	—	10,184	—	—	10,184
Balance - March 31, 2021	28,948	$289	$120,875	$572,268	(2,773)	$(45,937)	$647,495

	Three months ended March 31, 2020
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312
Stock-based compensation expense	—	—	624	—	—	—	624
Restricted stock units vested	4	1	—	—	—	—	1
Shares withheld for taxes paid on stock awards	—	—	(49)	—	—	—	(49)
Repurchase of common stock for treasury	—	—	—	—	(247)	(10,222)	(10,222)
Net income	—	—	—	14,896	—	—	14,896
Balance - March 31, 2020	28,874	$289	$118,620	$529,590	(2,773)	$(45,937)	$602,562

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows provided by Operating Activities:
Net income	$10,184	$14,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,165	3,147
Adjustments to credit losses reserve	(70)	2,833
Stock-based compensation expense	1,066	624
Changes in assets and liabilities:
Accounts receivable	54,895	61,477
Inventories	333	(12,319)
Prepaid expenses, income tax receivables and other current assets	(3,927)	(3,300)
Other non-current assets	(356)	(98)
Accounts payable	(60,862)	(15,499)
Accrued expenses and other liabilities	1,534	(7,205)
Net cash provided by operating activities	5,962	44,556
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(2,403)	(4,595)
Proceeds from life insurance	1,500	—
Net cash used in investing activities	(903)	(4,595)
Cash Flows (used in) provided by Financing Activities:
Purchase of treasury shares	—	(10,222)
Dividend payments	(8,375)	(8,427)
Payment of payroll taxes on stock-based compensation through shares withheld	(82)	(49)
Net cash used in financing activities	(8,457)	(18,698)
(Decrease) increase in cash and cash equivalents	(3,398)	21,263
Cash and cash equivalents, beginning of year	95,655	90,060
Cash and cash equivalents, end of year	$92,257	$111,323

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$714	$1,237
Supplemental Cash Flow Information:
Income taxes paid	$261	$369

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2021 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2021.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts and disclosures of assets and liabilities and the reported amounts and disclosures of revenue and expenses during the period. Management bases its estimates and judgments on the information available at the time and various other assumptions believed to be reasonable under the circumstances. By nature, estimates are subject to an inherent degree of uncertainty, including uncertainty in the current economic environment due to the coronavirus pandemic (“COVID-19 pandemic”). Actual results could differ from those estimates and assumptions, including the impact of the COVID-19 pandemic.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The optional amendments are effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect of the adoption of this standard on the Company, but does not believe the adoption will have a material effect on its consolidated financial statements.

Note 2–Revenue

The Company disaggregates revenue from its arrangements with customers by type of products and services, as it believes this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2021 and 2020, along with the reportable segment for each category.

	Three Months Ended March 31, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$94,435	$82,191	$56,974	$233,600
Desktops	21,159	30,351	7,850	59,360
Software	27,162	22,505	7,209	56,876
Servers/Storage	20,573	17,156	6,647	44,376
Net/Com Products	18,404	19,826	10,361	48,591
Displays and Sound	19,774	23,405	13,993	57,172
Accessories	25,847	43,876	10,821	80,544
Other Hardware/Services	18,980	25,975	11,418	56,373
Total net sales	$246,334	$265,285	$125,273	$636,892

	Three Months Ended March 31, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$91,613	$79,316	$28,966	$199,895
Desktops	33,294	34,209	10,472	77,975
Software	36,398	26,182	7,295	69,875
Servers/Storage	25,830	16,234	11,746	53,810
Net/Com Products	21,012	24,946	9,810	55,768
Displays and Sound	23,946	23,568	11,443	58,957
Accessories	28,021	90,974	8,809	127,804
Other Hardware/Services	18,671	37,989	11,106	67,766
Total net sales	$278,785	$333,418	$99,647	$711,850

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$6,268	$3,509

Changes in the contract liability balances during the three months ended March 31, 2021 and 2020 are as follows (in thousands):

2021
Balances at December 31, 2020	$3,509
Cash received in advance and not recognized as revenue	5,259
Amounts recognized as revenue as performance obligations satisfied	(2,500)
Balances at March 31, 2021	$6,268

2020
Balances at December 31, 2019	$5,942
Cash received in advance and not recognized as revenue	4,852
Amounts recognized as revenue as performance obligations satisfied	(8,262)
Balances at March 31, 2020	$2,532

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31 ,
	2021	2020
Numerator:
Net income	$10,184	$14,896
Denominator:
Denominator for basic earnings per share	26,172	26,236
Dilutive effect of employee stock awards	188	185
Denominator for diluted earnings per share	26,360	26,421
Earnings per share:
Basic	$0.39	$0.57
Diluted	$0.39	$0.56

For the three months ended March 31, 2021 and 2020, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4—Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset (“ROU asset”) as of March 31, 2021 was $3,179 and a corresponding lease liability of $3,179 associated with related party leases.

As of March 31, 2021, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$777	$1,090	$379	$784	$1,163
Short-term lease cost	107	23	130	41	2	43
Total lease cost	$420	$800	$1,220	$420	$786	$1,206

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$770	$1,083	$379	$781	$1,160

Weighted-average remaining lease term (in years):
Capitalized operating leases	2.67	5.32	4.65	3.65	6.29	5.60

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.92%	3.92%	3.92%	3.92%	3.92%

As of March 31, 2021, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2021, excluding the three months ended March 31, 2021	$940	$2,322	$3,262
2022	1,253	2,111	3,364
2023	1,149	1,675	2,824
2024	—	1,699	1,699
2025	—	1,594	1,594
Thereafter	—	888	888
	$3,342	$10,289	$13,631

Imputed interest			(1,027)
Lease liability balance at March 31, 2021			$12,604

As of March 31, 2021, the ROU asset had a balance of $11,857. The long-term lease liability was $8,792 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,812. As of March 31, 2020, the ROU asset had a balance of $15,776. The long-term lease liability was $12,551 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $4,062.

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

Segment information applicable to our reportable operating segments for the three months ended March 31, 2021 and 2020 is shown below:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net sales:
Business Solutions	$246,334	$278,785
Enterprise Solutions	265,285	333,418
Public Sector Solutions	125,273	99,647
Total net sales	$636,892	$711,850
Operating income (loss):
Business Solutions	$8,420	$11,301
Enterprise Solutions	12,543	16,722
Public Sector Solutions	(2,753)	(3,322)
Headquarters/Other	(4,090)	(4,051)
Total operating income	14,120	20,650
Other (expenses) income, net	(7)	92
Income before taxes	$14,113	$20,742
Selected operating expense:
Depreciation and amortization:
Business Solutions	$159	$159
Enterprise Solutions	716	681
Public Sector Solutions	14	15
Headquarters/Other	2,276	2,292
Total depreciation and amortization	$3,165	$3,147
Total assets:
Business Solutions	$362,694	$319,909
Enterprise Solutions	568,221	536,672
Public Sector Solutions	94,103	52,285
Headquarters/Other	(66,632)	4,326
Total assets	$958,386	$913,192

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, right-of-use assets, and intercompany balance, net. As of March 31, 2021 and 2020, total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $48,026 and $7,024, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month LIBOR (0.11% at March 31, 2021), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2021). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to trailing twelve months Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. The Company had no outstanding bank borrowings at March 31, 2021 or 2020, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility. As of March 31, 2021, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” “seek,” “plan,” “intend,” or similar terms, variations of such terms, or the negative of those terms. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

• we have experienced variability in sales and may not be able to maintain profitable operations;

• substantial competition could reduce our market share and may negatively affect our business;

• we face and will continue to face significant price competition, which could result in a reduction of our profit margins;

• the spread of COVID-19 and the imposition of related public health measures and restrictions have, and may in the future, further materially adversely impact our business, financial condition, results of operations and cash flows;

• instability in economic conditions and government spending may adversely affect our business and reduce our operating results;

• the loss of any of our major vendors could have a material adverse effect on our business;

• virtualization of IT resources and applications, including networks, servers, applications, and data storage may disrupt or alter our traditional distribution models;

• the methods of distributing IT products are changing, and such changes may negatively impact us and our business;

• we depend heavily on third-party shippers to deliver our products to customers and would be adversely affected by a service interruption by these shippers;

• we may experience increases in shipping and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers;

• we may experience a reduction in the incentive programs offered to us by our vendors;

• should our financial performance not meet expectations, we may be required to record a significant charge to earnings for impairment of goodwill and other intangibles;

• we are exposed to inventory obsolescence due to the rapid technological changes occurring in the IT industry;

• we are exposed to accounts receivable risk and if customers fail to timely pay amounts due to us our business, results of operations and/or cash flows could be adversely affected;

• we are dependent on key personnel and, more generally, skilled personnel in all areas of our business and the loss of key persons or the inability to attract, train and retain qualified personnel could adversely impact our business;

• cyberattacks or the failure to safeguard personal information and our information technology systems could result in liability and harm our reputation, which could adversely affect our business.

• we are exposed to risks from legal proceedings and audits, which may result in substantial costs and expenses or interruption of our normal business operations.

• the failure to comply with our public sector contracts could result in, among other things, fines or liabilities; and

• we are controlled by one principal stockholder

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. We cannot assure investors that our assumptions and expectations will prove to have been correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors, financial condition, and results of operations, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We therefore caution you against undue reliance on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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

EFFECTS OF COVID-19

In the year 2021, the COVID-19 pandemic continued to cause material disruptions to the business and operations of our customers. We have experienced, and may continue to experience, decreases in orders as a result of the COVID-19 pandemic and there can be no assurances that any decrease in sales resulting from the COVID-19 pandemic will be met by increased sales in the future.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	2021	2020
Net sales (in millions)	$636.9	$711.9
Gross margin	15.8%	15.9%
Selling, general and administrative expenses	13.6%	13.0%
Income from operations	2.2%	2.9%

Net sales of $636.9 million for the first quarter of 2021 reflected a decrease of $75.0 million compared to the first quarter of 2020, which was driven by lower net sales in our Enterprise Solutions and Business Solutions Segments. The decrease was partially offset by growth in our Public Sector Solutions segment. The decrease in net sales was primarily due to the supply chain constraints in the first quarter of 2021 and strong comparative results in the same quarter a year ago. Gross profit decreased year-over-year by $12.6 million, primarily due to the increase of lower margin sales and the decline in total net sales. SG&A expenses decreased year-over-year by $6.1 million, driven primarily by decreased personnel cost of $4.6 million associated with reduced headcount and lower variable compensation, a decrease in bad debt expenses of $2.9 million and a decrease in advertising expenses of $1.3 million, which were partially offset by an increase in professional fees of $2.1 million. Operating income in the first quarter of 2021 decreased year-over-year both in dollars and as a percentage of net sales by $6.5 million and 68 basis points, respectively, primarily as a result of the decrease in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended
	2021	2020
Sales Segment
Enterprise Solutions	41%	47%
Business Solutions	39	39
Public Sector Solutions	20	14
Total	100%	100%

Product Mix
Notebooks/Mobility	37%	28%
Desktops	9	11
Software	9	10
Servers/Storage	7	8
Net/Com Product	8	8
Displays and sound	9	8
Accessories	13	18
Other Hardware/Services	8	9
Total	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended
	2021	2020
Sales Segment
Enterprise Solutions	14.1%	13.9%
Business Solutions	19.2	18.8
Public Sector Solutions	12.5	14.5
Total Company	15.8%	15.9%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended
	2021	2020
Personnel costs	$64.8	$69.4
Advertising	3.4	4.6
Facilities operations	6.8	5.1
Professional fees	4.7	2.6
Credit card fees	1.4	1.7
Depreciation and amortization	3.2	3.1
Other	2.1	6.0
Total SG&A expense	$86.4	$92.5
As a percentage of net sales	13.6%	13.0%

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended March 31, 2021 and the three months ended March 31, 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Changes in net sales and gross profit by segment are shown in the following table:

	Three Months Ended March 31,
	2021		2020
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$265.3	41.4%	$333.4	46.8%	(20.4)%
Business Solutions	246.3	38.8	278.8	39.2	(11.7)
Public Sector Solutions	125.3	19.8	99.7	14.0	25.7
Total	$636.9	100.0%	$711.9	100.0%	(10.5)%
Gross Profit:
Enterprise Solutions	$37.5	14.1%	$46.2	13.9%	(18.8)%
Business Solutions	47.4	19.2	52.5	18.8	(9.7)
Public Sector Solutions	15.6	12.5	14.4	14.5	8.3
Total	$100.5	15.8%	$113.1	15.9%	(11.1)%

Net sales decreased in the first quarter of 2021 compared to the first quarter of 2020, as explained below:

●	Net sales of $265.3 million for the Enterprise Solutions segment reflect a decrease of $68.1 million, or 20.4%, year-over-year. We experienced decreases in net sales across the majority of our product offerings primarily as a result of the supply chain constraints in the first quarter of 2021. The decrease in net sales was also due to the higher net sales in the first quarter of 2020 as a result of a shift to work-from-home strategy because of the outbreak of COVID-19 pandemic in the first quarter of 2020. We experienced decreases in net sales of accessory products, other hardware/services, net/com products, and desktops products of $47.1 million, $12.0 million, $5.1 million, and $3.9 million respectively.

●	Net sales of $246.3 million for the Business Solutions segment reflect a decrease of $32.5 million, or 11.7%, year-over-year. The decrease was a result of the stronger net sales in the same period of prior year. The decrease in net sales was also driven by the supply chain constraints in the first quarter of 2021. We experienced a decrease in net sales of desktop products of $12.1 million, software products of $9.2 million, server/storage products of $5.3 million, and display and sound products of $4.2 million.

●	Net sales of $125.3 million for the Public Sector Solutions segment reflect an increase of $25.6 million, or 25.7%, compared with the same period a year ago. The increase was primarily driven by a large project rollout to the federal government and an increase of sales in K-12 customers. Net sales of notebooks/mobility products increased by $28.0 million compared with the prior year, which was partially offset by the decrease of net sales in servers/storage products of $5.1 million.

Gross profit for the first quarter of 2021decreased year-over-year in dollars, but stayed relatively flat as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment decreased primarily as a result of the 20.4% decrease in net sales year-over-year, fluctuations in customer, and hardware product mix. The change in customer and hardware product mix also explains the increase in gross margin of 20 basis points in the current quarter.

●	Gross profit for the Business Solutions segment decreased year-over-year primarily due to a 11.7% decrease in net sales. Gross margin percentage increased by approximately 40 basis points, primarily due to an increase in cloud-based and security software sales, which are recognized on a net basis.

●	Gross profit for the Public Sector Solutions segment increased as a result of a 25.7% increase in net sales. Gross margin percentage decreased by 200 basis points year-over-year due to a shift in product mix, which included increased sales of lower-margin products.

Selling, general and administrative expenses decreased in dollars but increased as a percentage of net sales in the first quarter of 2021 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below:

	Three Months Ended March 31,
	2021		2020
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$25.0	9.4%	$29.5	8.8%	(15.3)%
Business Solutions	38.9	15.8	41.2	14.8	(5.6)
Public Sector Solutions	18.4	14.7	17.7	17.8	4.0
Headquarters/Other, unallocated	4.1		4.1		—
Total	$86.4	13.6%	$92.5	13.0%	(6.6)%

●	SG&A expenses for the Enterprise Solutions segment decreased in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was attributable to decreased personnel costs of $3.5 million, driven primarily by a reduction in headcount and lower variable compensation expense associated with lower gross profit, along with lower product marketing and advertising expenses of $0.8 million. SG&A expenses as a percentage of net sales were 9.4% for the Enterprise Solutions segment in the first quarter of 2021, which reflects an increase of 60 basis points. There were no individual significant drivers of this change year-over-year, but primarily it is a result of lower net sales compared with the same period a year ago.

●	SG&A expenses for the Business Solutions segment decreased in dollars and increased as a percentage of net sales. The year-over-year change in SG&A dollars was driven primarily by lower bad debt expenses of $2.3 million compared to the same period last year. This is as a result of higher bad debt expenses recorded in the prior year as a reaction to the COVID-19 pandemic. SG&A expenses as a percentage of net sales were 15.8% for the Business Solutions segment in the first quarter of 2021, which reflects an increase of 100 basis points and is a result of lower net sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars but decreased as a percentage of net sales. The increase is primarily driven by an increase in the use of Headquarter services of $0.9 million. SG&A expenses as a percentage of net sales was 14.7% for the Public Sector Solutions segment in the first quarter of 2021, which reflects a decrease of 310 basis points. This decrease year-over-year is primarily attributable to higher net sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group were relatively flat in comparison to the same period of prior year. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Income from operations for the first quarter of 2021 decreased to $14.1 million, compared to $20.7 million for the first quarter of 2020, primarily due to the decreases in net sales and gross profit. Income from operations as a percentage of net sales was 2.2% for the first quarter of 2021, compared to 2.9% of net sales for the prior year quarter, primarily driven by higher SG&A expenses as a percentage of net sales.

Our provision for income taxes in the three months ended March 31, 2021 was $3.9 million, compared to $5.8 million for the first quarter of 2020.

Net income for the first quarter of 2021 decreased to $10.2 million, compared to $14.9 million for the first quarter of 2020, primarily due to lower net sales and gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our credit facility. We have used those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, special dividend payments, repurchases of common stock for treasury, and as opportunities arise, acquisitions of businesses. Market conditions impact and help determine our strategic use of funds.

We believe that funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash on Hand. At March 31, 2021, we had $92.3 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and payables to generate a positive cash flow.

●	Credit Facility. As of March 31, 2021, we had no borrowings under our $50.0 million credit facility, which is available until February 10, 2022.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended
	2021	2020
Net cash provided by operating activities	$6.0	$44.6
Net cash used in investing activities	(0.9)	(4.6)
Net cash used in financing activities	(8.5)	(18.7)
(Decrease) increase in cash and cash equivalents	$(3.4)	$21.3

Cash provided by operating activities was $6.0 million in the three months ended March 31, 2021. Cash flow provided by operations in the three months ended March 31, 2021 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable, which decreased by $54.9 million in the current year and was driven primarily by the timing of collections. These factors that contributed to the positive inflow of cash from operating activities were partially offset by decreases in accounts payable of $60.9 million in the current year, primarily due to the timing of payments. Operating cash flow in the three months ended March 31, 2020 resulted primarily from net income before depreciation and amortization, a decrease in accounts receivable, and partially offset by increases in inventory and decreases in accounts payable and other accrued expenses.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

(in days)	Three Months Ended
	2021	2020
Days of sales outstanding (DSO)(1)	74	58
Days of supply in inventory (DIO)(2)	24	21
Days of purchases outstanding (DPO)(3)	(35)	(33)
Cash conversion cycle	63	46

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

The cash conversion cycle increased to 63 days at March 31, 2021, compared to 46 days at March 31, 2020. The increase is primarily due to the 16 day increase of DSO and the 3 day increase of DIO, and partially offset by the 2 days increase of DPO. The increase in DSO was primarily due to payment terms extended to our customers in the prior year.

Cash used in investing activities in the three months ended March 31, 2021 represented $2.4 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. In the prior year, we made similar investments with $4.6 million in purchases of property and equipment. Cash used for capital expenditures for the first quarter of 2021 was partially offset by $1.5 million of cash proceeds from life insurance.

Cash used in financing activities in the three months ended March 31, 2021 consisted primarily of an $8.4 million payment of a special $0.32 per share dividend. In the prior year period, financing activities primarily represented an $8.4 million payment of a special $0.32 per share dividend and $10.2 million for the purchase of treasury shares.

Debt Instruments, Contractual Agreements, and Related Covenants

Below is a summary of certain provisions of our credit facility and other contractual obligations. For more information about the restrictive covenants in our debt instruments and inventory financing agreements, see “Factors Affecting Sources of Liquidity” below. For more information about our obligations, commitments, and contingencies, see our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report.

Credit facility. Our credit facility extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million. Amounts outstanding under the facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at March 31, 2021). The one-month LIBOR rate at March 31, 2021 was 0.11%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” At March 31, 2021, $50.0 million was available for borrowing under the facility.

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

Credit Facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this credit facility. This credit facility contains two financial covenants:

●	Our funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by our consolidated trailing twelve months Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the three months ended March 31, 2021 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2021. Future decreases in our consolidated trailing twelve months Adjusted EBITDA, could limit our potential borrowings under the credit facility.

●	Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $487.0 million at March 31, 2021, whereas our consolidated stockholders’ equity at that date was $647.5 million.

Capital Markets. Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the information technology industry, our financial performance and stock price, and the state of the capital markets.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. No other material changes have occurred in our market risks since December 31, 2020.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

For information related to legal proceedings, see the discussion in Note 6 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A – Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial position, and results of operations. We did not identify any additional risks in the current period that are not included in our Annual Report. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6 - Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference from the exhibits filed with the company’s registration statement (333-63272) on Form-4 filed under the security act of 1933)

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008).

10.1	*	Incentive and Retention agreement, dated as of March 15, 2021, between the Registrant and Timothy McGrath.

10.2	*	Incentive and Retention agreement, dated March 15, 2021, between the Registrant and Thomas Baker.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	May 7, 2021	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	May 7, 2021	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)