Form 10-Q
period 2021-06-30
PC CONNECTION INC
filed 2021-08-05
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2021

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of July 30, 2021 was 26,191,723.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$115,665	$95,655
Accounts receivable, net	581,656	611,021
Inventories, net	167,079	140,867
Prepaid expenses and other current assets	13,588	11,437
Total current assets	877,988	858,980
Property and equipment, net	61,002	61,537
Right-of-use assets	11,174	12,821
Goodwill	73,602	73,602
Intangibles assets, net	6,478	7,088
Other assets	1,028	1,345
Total Assets	$1,031,272	$1,015,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$258,163	$266,846
Accrued payroll	26,119	17,828
Accrued expenses and other liabilities	46,212	57,586
Total current liabilities	330,494	342,260
Deferred income taxes	18,525	18,525
Noncurrent operating lease liabilities	8,124	9,631
Other liabilities	8,558	8,630
Total Liabilities	365,701	379,046
Stockholders’ Equity:
Common Stock	289	289
Additional paid-in capital	121,659	119,891
Retained earnings	589,560	562,084
Treasury stock, at cost	(45,937)	(45,937)
Total Stockholders’ Equity	665,571	636,327
Total Liabilities and Stockholders’ Equity	$1,031,272	$1,015,373

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$704,161	$550,002	$1,341,053	$1,261,852
Cost of sales	587,834	461,002	1,124,206	1,059,734
Gross profit	116,327	89,000	216,847	202,118
Selling, general and administrative expenses	92,563	77,420	178,963	169,887
Restructuring and other charges	—	992	—	992
Income from operations	23,764	10,588	37,884	31,239
Other income, net	14	5	7	96
Income before taxes	23,778	10,593	37,891	31,335
Income tax provision	(6,486)	(2,950)	(10,415)	(8,796)
Net income	$17,292	$7,643	$27,476	$22,539

Earnings per common share:
Basic	$0.66	$0.29	$1.05	$0.86
Diluted	$0.66	$0.29	$1.04	$0.86

Shares used in computation of earnings per common share:
Basic	26,187	26,107	26,180	26,172
Diluted	26,359	26,279	26,361	26,350

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three months ended June 30, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - March 31, 2021	28,948	$289	$120,875	$572,268	(2,773)	$(45,937)	$647,495
Stock-based compensation expense	—	—	1,026	—	—	—	1,026
Restricted stock units vested	12	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(242)	—	—	—	(242)
Net income	—	—	—	17,292	—	—	17,292
Balance - June 30, 2021	28,960	$289	$121,659	$589,560	(2,773)	$(45,937)	$665,571

	Six months ended June 30, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	(2,773)	$(45,937)	$636,327
Stock-based compensation expense	—	—	2,092	—	—	—	2,092
Restricted stock units vested	17	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(324)	—	—	—	(324)
Net income	—	—	—	27,476	—	—	27,476
Balance - June 30, 2021	28,960	$289	$121,659	$589,560	(2,773)	$(45,937)	$665,571

See notes to unaudited condensed consolidated financial statements.

	Three months ended June 30, 2020
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - March 31, 2020	28,874	$289	$118,620	$529,590	(2,773)	$(45,937)	$602,562
Stock-based compensation expense	—	—	624	—	—	—	624
Restricted stock units vested	6	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	12	—	536	—	—	—	536
Shares withheld for taxes paid on stock awards	—	—	(152)	—	—	—	(152)
Net income	—	—	—	7,643	—	—	7,643
Balance - June 30, 2020	28,892	$289	$119,628	$537,233	(2,773)	$(45,937)	$611,213

	Six months ended June 30, 2020
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312
Stock-based compensation expense	—	—	1,248	—	—	—	1,248
Restricted stock units vested	10	1	—	—	—	—	1
Issuance of common stock under Employee Stock Purchase Plan	12	—	536	—	—	—	536
Shares withheld for taxes paid on stock awards	—	—	(201)	—	—	—	(201)
Repurchase of common stock for treasury	—	—	—	—	(247)	(10,222)	(10,222)
Net income	—	—	—	22,539	—	—	22,539
Balance - June 30, 2020	28,892	$289	$119,628	$537,233	(2,773)	$(45,937)	$611,213

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows provided by Operating Activities:
Net income	$27,476	$22,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,218	6,502
Adjustments to credit losses reserve	1,059	3,627
Stock-based compensation expense	2,092	1,248
Loss on disposal of fixed assets	—	13
Changes in assets and liabilities:
Accounts receivable	26,806	99,283
Inventories	(26,212)	(40,966)
Prepaid expenses and other current assets	(2,151)	(1,391)
Other non-current assets	317	(180)
Accounts payable	(9,134)	12,500
Accrued expenses and other liabilities	5,349	(764)
Net cash provided by operating activities	31,820	102,411
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(4,611)	(8,214)
Proceeds from life insurance	1,500	—
Net cash used in investing activities	(3,111)	(8,214)
Cash Flows used in Financing Activities:
Purchase of treasury shares	—	(10,222)
Dividend payments	(8,375)	(8,427)
Issuance of stock under Employee Stock Purchase Plan	—	536
Payment of payroll taxes on stock-based compensation through shares withheld	(324)	(201)
Net cash used in financing activities	(8,699)	(18,314)
Increase in cash and cash equivalents	20,010	75,883
Cash and cash equivalents, beginning of year	95,655	90,060
Cash and cash equivalents, end of year	$115,665	$165,943

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$609	$327
Supplemental Cash Flow Information:
Income taxes paid	$13,141	$1,082

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2021 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2021.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended June 30, 2021 and 2020, along with the reportable segment for each category.

	Three Months Ended June 30, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$97,401	$94,472	$62,501	$254,374
Desktops	20,607	38,916	8,527	68,050
Software	33,102	26,162	11,858	71,122
Servers/Storage	21,086	27,106	7,635	55,827
Net/Com Products	22,360	20,691	7,211	50,262
Displays and Sound	25,825	29,343	12,743	67,911
Accessories	27,480	44,311	9,109	80,900
Other Hardware/Services	19,397	26,160	10,158	55,715
Total net sales	$267,258	$307,161	$129,742	$704,161

	Three Months Ended June 30, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$62,652	$79,730	$50,308	$192,690
Desktops	14,500	27,014	9,107	50,621
Software	24,251	24,876	8,347	57,474
Servers/Storage	23,646	22,976	8,020	54,642
Net/Com Products	14,764	19,285	7,444	41,493
Displays and Sound	19,231	18,524	9,686	47,441
Accessories	19,486	32,673	12,622	64,781
Other Hardware/Services	12,559	21,681	6,620	40,860
Total net sales	$191,089	$246,759	$112,154	$550,002

The following table represents a disaggregation of revenue from arrangements with customers for the six months ended June 30, 2021 and 2020, along with the reportable segment for each category.

	Six Months Ended June 30, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$191,836	$176,663	$119,475	$487,974
Desktops	41,766	69,267	16,377	127,410
Software	60,264	48,667	19,067	127,998
Servers/Storage	41,659	44,262	14,282	100,203
Net/Com Products	40,764	40,517	17,572	98,853
Displays and Sound	45,599	52,748	26,736	125,083
Accessories	53,327	88,187	19,930	161,444
Other Hardware/Services	38,377	52,135	21,576	112,088
Total net sales	$513,592	$572,446	$255,015	$1,341,053

	Six Months Ended June 30, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$154,265	$159,046	$79,274	$392,585
Desktops	47,794	61,223	19,579	128,596
Software	60,649	51,058	15,642	127,349
Servers/Storage	49,476	39,210	19,766	108,452
Net/Com Products	35,776	44,231	17,254	97,261
Displays and Sound	43,177	42,092	21,129	106,398
Accessories	47,507	123,647	21,431	192,585
Other Hardware/Services	31,230	59,670	17,726	108,626
Total net sales	$469,874	$580,177	$211,801	$1,261,852

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$4,912	$3,509

Changes in the contract liability balances during the six months ended June 30, 2021 and 2020 are as follows (in thousands):

2021
Balances at December 31, 2020	$3,509
Cash received in advance and not recognized as revenue	6,969
Amounts recognized as revenue as performance obligations satisfied	(5,566)
Balances at June 30, 2021	$4,912

2020
Balances at December 31, 2019	$5,942
Cash received in advance and not recognized as revenue	6,297
Amounts recognized as revenue as performance obligations satisfied	(10,049)
Balances at June 30, 2020	$2,190

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$17,292	$7,643	$27,476	$22,539
Denominator:
Denominator for basic earnings per share	26,187	26,107	26,180	26,172
Dilutive effect of employee stock awards	172	172	181	178
Denominator for diluted earnings per share	26,359	26,279	26,361	26,350
Earnings per share:
Basic	$0.66	$0.29	$1.05	$0.86
Diluted	$0.66	$0.29	$1.04	$0.86

For the three and six months ended June 30, 2021 and 2020, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4—Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset (“ROU asset”) as of June 30, 2021 was $2,894 and a corresponding lease liability of $2,894 associated with related party leases.

As of June 30, 2021, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$775	$1,088	$627	$1,552	$2,179
Short-term lease cost	107	21	128	213	42	255
Total lease cost	$420	$796	$1,216	$840	$1,594	$2,434

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$830	$1,143	$627	$1,599	$2,226

Weighted-average remaining lease term (in years):
Capitalized operating leases				2.42	4.90	4.30

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$379	$798	$1,177	$758	$1,581	$2,339
Short-term lease cost	41	2	43	82	4	86
Total lease cost	$420	$800	$1,220	$840	$1,585	$2,425

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$379	$827	$1,206	$758	$1,608	$2,366

Weighted-average remaining lease term (in years):
Capitalized operating leases				3.42	6.05	5.37

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

As of June 30, 2021, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2021, excluding the six months ended June 30, 2021	$627	$1,581	$2,208
2022	1,253	2,268	3,521
2023	1,149	1,727	2,876
2024	—	1,699	1,699
2025	—	1,594	1,594
Thereafter	—	888	888
	$3,029	$9,757	$12,786

Imputed interest			(920)
Lease liability balance at June 30, 2021			$11,866

As of June 30, 2021, the ROU asset had a balance of $11,174. The long-term lease liability was $8,124 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,742. As of June 30, 2020, the ROU asset had a balance of $14,755. The long-term lease liability was $11,566 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,999.

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

Segment information applicable to our reportable operating segments for the three and six months ended June 30, 2021 and 2020 is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net sales:
Business Solutions	$267,258	$191,089	$513,592	$469,874
Enterprise Solutions	307,161	246,759	572,446	580,177
Public Sector Solutions	129,742	112,154	255,015	211,801
Total net sales	$704,161	$550,002	$1,341,053	$1,261,852
Operating income (loss):
Business Solutions	$8,365	$1,452	$16,785	$12,752
Enterprise Solutions	20,509	13,667	33,052	30,390
Public Sector Solutions	(2,116)	(1,807)	(4,869)	(5,130)
Headquarters/Other	(2,994)	(2,724)	(7,084)	(6,773)
Total operating income	23,764	10,588	37,884	31,239
Other (expenses) income, net	14	5	7	96
Income before taxes	$23,778	$10,593	$37,891	$31,335
Selected operating expense:
Depreciation and amortization:
Business Solutions	$159	$159	$318	$318
Enterprise Solutions	612	679	1,328	1,361
Public Sector Solutions	10	15	24	30
Headquarters/Other	2,272	2,502	4,548	4,793
Total depreciation and amortization	$3,053	$3,355	$6,218	$6,502
Total assets:
Business Solutions			$370,608	$326,748
Enterprise Solutions			603,960	538,994
Public Sector Solutions			84,301	73,885
Headquarters/Other			(27,597)	14,713
Total assets			$1,031,272	$954,340

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, right-of-use assets, and intercompany balance, net. As of June 30, 2021 and 2020, total assets for the Headquarters/Other group are presented net of intercompany balance eliminations of $37,457 and $29,100, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month LIBOR (0.10% at June 30, 2021), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2021). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to trailing twelve months Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. The Company had no outstanding bank borrowings at June 30, 2021 or 2020, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility. As of June 30, 2021, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

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

OVERVIEW

We are a leading solutions provider of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party service providers. We operate through three sales segments: (a) the Business Solutions segment, which serves small- to medium-sized businesses, through our PC Connection Sales subsidiary, (b) the Enterprise Solutions segment, which serves large enterprise customers, through our MoreDirect subsidiary, and (c) the Public Sector Solutions segment, which serves federal, state, and local governmental and educational institutions, through our GovConnection subsidiary.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales (in millions)	$704.2	$550.0	$1,341.1	$1,261.9
Gross margin	16.5%	16.2%	16.2%	16.0%
Selling, general and administrative expenses	13.1%	14.1%	13.3%	13.5%
Income from operations	3.4%	1.9%	2.8%	2.5%

Net sales of $704.2 million for the second quarter of 2021 reflected an increase of $154.2 million compared to the second quarter of 2020, which was driven by higher net sales across all of our business segments. The increase in net sales was primarily driven by our ability to meet the continued demand from our customers due to the growing hybrid work environment. The increase in net sales was also due to lower sales of the same quarter a year ago primarily because of the impact of the COVID-19 pandemic. Gross profit increased year-over-year by $27.3 million, primarily due to the increase of higher margin sales and the increase in total net sales. SG&A expenses increased year-over-year by $15.1 million, driven primarily by increased personnel cost of $13.4 million associated with higher variable compensation due to the higher gross profit and higher health care costs, an increase in service contracts of $0.9 million, an increase in advertising expenses of $0.5 million, and increased credit card fees of $0.4 million. Operating income in the second quarter of 2021 increased year-over-year both in dollars and as a percentage of net sales by $13.2 million and 145 basis points, respectively, primarily as a result of the increase in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales Segment
Enterprise Solutions	44%	45%	43%	46%
Business Solutions	38	35	38	37
Public Sector Solutions	18	20	19	17
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	36%	35%	36%	31%
Desktops	10	9	10	10
Software	10	10	10	10
Servers/Storage	8	10	7	9
Net/Com Product	7	8	7	8
Displays and sound	10	9	9	8
Accessories	11	12	12	15
Other Hardware/Services	8	7	9	9
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales Segment
Enterprise Solutions	15.3%	15.1%	14.8%	14.4%
Business Solutions	19.2	19.5	19.2	19.1
Public Sector Solutions	13.9	12.9	13.2	13.6
Total Company	16.5%	16.2%	16.2%	16.0%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Personnel costs	$70.3	$56.9	$135.1	$126.4
Advertising	3.2	2.7	6.6	7.4
Facilities operations	2.1	2.3	4.3	4.4
Service contracts/subscriptions	4.1	3.2	8.8	6.9
Professional fees	4.5	4.0	9.2	6.6
Credit card fees	1.6	1.3	3.1	2.9
Depreciation and amortization	3.1	3.4	6.2	6.5
Other	3.7	3.6	5.7	8.8
Total SG&A expense	$92.6	$77.4	$179.0	$169.9
As a percentage of net sales	13.1%	14.1%	13.3%	13.5%

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended June 30, 2021 and the three ended June 30, 2020; and changes between the six months ended June 30, 2021 and the six months ended June 30, 2020.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2021		2020
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$307.2	43.6%	$246.8	44.9%	24.5%
Business Solutions	267.3	38.0	191.1	34.7	39.9
Public Sector Solutions	129.7	18.4	112.2	20.4	15.6
Total	$704.2	100.0%	$550.1	100.0%	28.0%
Gross Profit:
Enterprise Solutions	$47.0	15.3%	$37.3	15.1%	26.0%
Business Solutions	51.3	19.2	37.2	19.5	37.9
Public Sector Solutions	18.0	13.9	14.5	12.9	24.1
Total	$116.3	16.5%	$89.0	16.2%	30.7%

Net sales increased in the second quarter of 2021 compared to the second quarter of 2020, as explained below:

●	Net sales of $307.2 million for the Enterprise Solutions segment reflect an increase of $60.4 million, or 24.5%, year-over-year. We experienced increases in net sales of notebooks/mobility, desktops, accessory products, displays and sound, servers/storage, and other hardware/services of $14.7 million, $11.9 million, $11.6 million, $10.8 million, $4.1 million, and $4.5 million respectively. These increases were primarily driven by the increased demand from customers in the healthcare and manufacturing industries as organizations continue to invest in technology to implement automation and data security.

●	Net sales of $267.3 million for the Business Solutions segment reflect an increase of $76.2 million, or 39.9%, year-over-year. The increase in net sales was also driven by strong growth in cloud-based and security software net sales. We experienced increases in net sales of notebooks/mobility products of $34.8 million, software products of $8.9 million, accessories products of $8.0 million, net/com products of $7.6 million, displays and sound products of $6.6 million, and other hardware/services products of $6.8 million.

●	Net sales of $129.7 million for the Public Sector Solutions segment reflect an increase of $17.5 million, or 15.6%, compared with the same period a year ago. The increase was primarily driven by an increase of sales to state, local govement and educational institutions. Net sales of notebooks/mobility products, software products and displays and sound products increased by $12.2 million, $3.5 million and $3.1 million, respectively, compared with the same quarter of prior year.

Gross profit for the second quarter of 2021increased year-over-year in dollars as well as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment increased primarily as a result of the 24.5% increase in net sales year-over-year. The gross margin increase of 20 basis points was due to the change in product mix and an increase in cloud solutions and security software.

●	Gross profit for the Business Solutions segment increased year-over-year primarily due to a 39.9% increase in net sales. Gross margin percentage decreased by approximately 30 basis points, primarily due to changes in product mix.

●	Gross profit for the Public Sector Solutions segment increased as a result of a 15.6% increase in net sales. Gross margin percentage increased by 100 basis points year-over-year due to a shift in product mix and an increase in cloud-based and security software.

Selling, general and administrative expenses increased in dollars but decreased as a percentage of net sales in the second quarter of 2021 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended June 30,
	2021		2020
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$26.5	8.6%	$23.6	9.6%	12.3%
Business Solutions	42.9	16.0	35.6	18.6	20.5
Public Sector Solutions	20.1	15.5	16.2	14.4	24.1
Headquarters/Other, unallocated	3.1		2.0		55.0
Total	$92.6	13.1%	$77.4	14.1%	19.6%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was attributable to increased personnel costs of $2.1 million, driven primarily by higher variable compensation expense associated with higher gross profit, along with a $1.0 million increase in the use of Headquarter services. SG&A expenses as a percentage of net sales were 8.6% for the Enterprise Solutions segment in the second quarter of 2021, which reflects a decrease of 100 basis points. This decrease is a result of higher sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was driven primarily by high personnel costs of $3.5 million compared to the same period last year, primarily due to the higher variable compensation expense associated with higher gross profit. This year-over-year increase in SG&A expenses was also attributable to a $3.2 million increase in the use of Headquarter services. SG&A expenses as a percentage of net sales were 16.0% for the Business Solutions segment in the second quarter of 2021, which reflects a decrease of 260 basis points and is a result of higher sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars as well as a percentage of net sales. The increase is primarily driven by an increase in the use of Headquarter services of $1.6 million. The year-over-year increase was also attributable to the higher variable compensation of $1.7 million associated with higher gross profit. SG&A expenses as a percentage of net sales was 15.5% for the Public Sector Solutions segment in the second quarter of 2021, which reflects an increase of 110 basis points and is a result of net sales growing at a lower rate than operating expenses when compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group increased by $1.1 million primarily due to an increase in unallocated executive oversight costs year-over-year. This increase was primarily driven by the increased variable compensation costs resulting from the higher gross profit. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Income from operations for the second quarter of 2021 increased to $23.8 million, compared to $10.6 million for the second quarter of 2020, primarily due to the increases in net sales and gross profit. Income from operations as a percentage of net sales was 3.4% for the second quarter of 2021, compared to 1.9% of net sales for the prior year quarter, primarily driven by higher net sales as well as lower SG&A expenses as a percentage of net sales.

Our provision for income taxes in the three months ended June 30, 2021 was $6.5 million, compared to $3.0 million for the second quarter of 2020.

Net income for the second quarter of 2021 increased to $17.3 million, compared to $7.6 million for the second quarter of 2020, primarily due to higher net sales and gross profit.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2021		2020
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$572.5	42.7%	$580.2	46.0%	(1.3)%
Business Solutions	513.6	38.3	469.9	37.2	9.3
Public Sector Solutions	255.0	19.0	211.8	16.8	20.4
Total	$1,341.1	100.0%	$1,261.9	100.0%	6.3%
Gross Profit:
Enterprise Solutions	$84.5	14.8%	$83.5	14.4%	1.2%
Business Solutions	98.7	19.2	89.7	19.1	10.0
Public Sector Solutions	33.6	13.2	28.9	13.6	16.3
Total	$216.8	16.2%	$202.1	16.0%	7.3%

Net sales increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as explained below:

●	Net sales of $572.5 million for the Enterprise Solutions segment reflect a decrease of $7.7 million, or 1.3%, year-over-year as a result of the supply chain constraints experienced in the first quarter of 2021. The decrease in net sales was also due to the higher net sales in the first quarter of 2020 as a result of a shift to work-from-home strategy because of the outbreak of COVID-19 pandemic in the first quarter of 2020. Net sales of accessories, other hardware/services, net/com products, and software decreased year-over-year by $35.5 million, $7.5 million, $3.7 million, and $2.4 million, respectively. These decreases were partially offset by increases in notebooks/mobility, displays and sound, desktops, and servers/storage of $17.6 million, $10.7 million, $8.0 million, and $5.0 million, respectively.

●	Net sales of $513.6 million for the Business Solutions segment reflect an increase of $43.7 million, or 9.3% year-over-year. The increase in net sales was primarily driven by strong growth in cloud-based and security software net salses. We experienced increases in notebooks/mobility, accessories, and other hardware/services of $37.6 million, $5.8 million, and $7.1 million, respectively. Those increases were partially offset by the decrease of net sales of $7.8 million in servers/storage products.

●	Net sales of $255.0 million for the Public Sector Solutions segment increased by $43.2 million, or 20.4%, compared with the same period a year ago. The increase was primarily driven by a large project rollout to the federal government and an increase of sales in state, local govement and educational institutions. Net sales of notebooks/mobility products and displays and sound products increased by $40.2 million, and $5.6 million, respectively, compared with the prior year, which was partially offset by the decrease of net sales in desktop products of $3.2 million.

Gross profit for the six months ended June 30, 2020 increased year-over-year in dollars as well as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment increased year-over-year, primarily due to sales of higher margin products. The increase in gross margin in the first half of 2021 of 40 basis points was primarily driven by fluctuations in customer and a change of product mix.

●	Gross profit for the Business Solutions segment increased as a result of a 9.3% increase in net sales. Gross margin increased year-over-year by 10 basis points, resulting from higher invoice selling margins and a greater percentage of our software sales in the current period.

●	Gross profit for the Public Sector Solutions segment increased by $4.7 million year-over-year, primarily as a result of increased net sales in the first half of 2021. Gross margin decreased by 40 basis points based on changes in customer mix, which included decreased sales of higher-margin products.

Selling, general and administrative expenses increased in dollars but decreased as a percentage of net sales in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2021		2020
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$51.5	9.0%	$53.0	9.1%	(2.8)%
Business Solutions	81.9	15.9	76.9	16.4	6.5
Public Sector Solutions	38.5	15.1	33.9	16.0	13.6
Headquarters/Other, unallocated	7.1		6.1		16.4
Total	$179.0	13.3%	$169.9	13.5%	5.4%

●	SG&A expenses for the Enterprise Solutions segment decreased in dollars as well as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to a $1.5 million decrease in personnel costs due to the reduced headcount compared to the same period of last year. The use of Headquarter services also increased by $1.6 million, primarily due to the higher variable compensation resulting from the higher gross profit of the first half of 2021. These increases were partially offset by a decrease of $0.9 million in bad debt expense. SG&A expenses as a percentage of net sales was 9.0% for the Enterprise Solutions segment in the first half of 2021, which reflects a decrease of 10 basis points. This decrease year-over-year is primarily attributable to decreased spending compared with the same period a year ago.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by the increased Headquarter services of $5.1 million, including the higher variable compensation expenses resulting from the higher gross profit of the current year. The year-over-year increase in SG&A was also attributable to the increased personnel costs in the amount of $2.3 million which was offset by lower bad debt expense of $2.3 million. The higher bad debt expense in the prior year was primarily due to the higher expected credit lossess from customers who had been significantly impacted by the COVID-19 pandemic. SG&A expenses as a percentage of net sales was 15.9% for the Business Solutions segment in the first half of 2021 compared to 16.4% in the first half of 2020, which reflects an decrease of 50 basis points year-over-year, resulting from higher net sales compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars but decreased as a percentage of net sales. The increase in SG&A dollars year-over-year is attributable to an increase in the usage of Headquarter services of $2.5 million, which included an increase in variable compensation expenses associated with the higher gross profit in the current year. The increased personnel costs of $1.4 million as well as the increased bad debt expense of $0.5 million also contributed to the year-over-year SG&A increase. SG&A expenses as a percentage of net sales was 15.1% for the Public Sector Solutions segment in the first half of 2021, which reflects a decrease of 90 basis points. This decrease year-over-year is primarily attributable to higher net sales compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group increased by $1.0 million primarily due to an increase in unallocated executive oversight costs year-over-year. This increase was primarily driven by the increased variable compensation costs resulting from the higher gross profit.

Income from operations for the six months ended June 30, 2021 increased to $37.9 million, compared to $31.2 million for the six months ended June 30, 2020 primarily due to the increases in net sales and gross profit. Income from operations as a percentage of net sales increased to 2.8% for the first half of 2021, compared to 2.5% of net sales for the prior year, primarily due to the increase in net sales and the decrease in SG&A expenses as a percentage of net sales year-over-year.

Our effective tax rate was 27.5% for the six months ended June 30, 2021, compared to 28.1% for the six months ended June 30, 2020. We expect our corporate income tax rate for 2021 to range from 26% to 28%.

Net income for the six months ended June 30, 2021 increased to $27.5 million, compared to $22.5 million for the six months ended June 30, 2020, primarily due to higher net sales and gross profit, combined with a lower operating expenses as a percentage of net sales in the first half of 2021, as compared to the first half of 2020.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash on Hand. At June 30, 2021, we had $115.7 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and payables to generate a positive cash flow.

●	Credit Facility. As of June 30, 2021, we had no borrowings under our $50.0 million credit facility, which is available until February 10, 2022.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$31.8	$102.4
Net cash used in investing activities	(3.1)	(8.2)
Net cash used in financing activities	(8.7)	(18.3)
Increase in cash and cash equivalents	$20.0	$75.9

Cash provided by operating activities was $31.8 million in the six months ended June 30, 2021. Cash flow provided by operations in the six months ended June 30, 2021 resulted primarily from net income before depreciation and amortization and a decrease in accounts receivable, which decreased by $26.8 million in the current year and was driven primarily by the timing of collections. These factors that contributed to the positive inflow of cash from operating activities were partially offset by increases in inventory of $26.2 million in the current year, primarily driven by the increase of inventory purchases due to the anticipated shortage of certain products. Accounts payable also decreased by $9.1 million from prior year end which led to offset the positive cash flow from operations. Operating cash flow in the six months ended June 30, 2020 resulted primarily from net income before depreciation and amortization, a decrease in accounts receivable, an increase in accounts payable, and partially offset by increases in inventory.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

(in days)	June 30,
	2021	2020
Days of sales outstanding (DSO)(1)	70	68
Days of supply in inventory (DIO)(2)	26	33
Days of purchases outstanding (DPO)(3)	(40)	(49)
Cash conversion cycle	56	52

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

The cash conversion cycle increased to 56 days at June 30, 2021, compared to 52 days at June 30, 2020. The increase is primarily due to the 9 days decrease of DPO and the 2 days increase of DSO, and partially offset by the 7 day decrease of DIO. The lower DPO was driven by mixing vendors with shorter payment terms in comparison to the prior year. The decrease of DIO was due to the higher cost of sales, which led to a favorable impact on DIO.

Cash used in investing activities in the six months ended June 30, 2021 represented $4.6 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. In the prior year, we made similar investments with $8.2 million in purchases of property and equipment. Cash used for capital expenditures for the six months ended June 30, 2021 was partially offset by $1.5 million of cash proceeds from life insurance.

Cash used in financing activities in the six months ended June 30, 2021 consisted primarily of an $8.4 million payment of a special $0.32 per share dividend. In the prior year period, financing activities primarily represented an $8.4 million payment of a special $0.32 per share dividend and $10.2 million for the purchase of treasury shares.

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

Credit facility. Our credit facility extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million. Amounts outstanding under the facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at June 30, 2021). The one-month LIBOR rate at June 30, 2021 was 0.10%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” At June 30, 2021, $50.0 million was available for borrowing under the facility.

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

Credit Facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this credit facility. This credit facility contains two financial covenants:

●	Our funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by our consolidated trailing twelve months Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the three months ended June 30, 2021 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of June 30, 2021. Future decreases in our consolidated trailing twelve months Adjusted EBITDA, could limit our potential borrowings under the credit facility.

●	Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $495.6 million at June 30, 2021, whereas our consolidated stockholders’ equity at that date was $665.6 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	August 5, 2021	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	August 5, 2021	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)