Form 10-Q
period 2021-09-30
PC CONNECTION INC
filed 2021-11-04
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2021

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of October 29, 2021 was 26,209,380.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$89,728	$95,655
Accounts receivable, net	585,380	611,021
Inventories, net	175,374	140,867
Prepaid expenses and other current assets	11,797	11,437
Total current assets	862,279	858,980
Property and equipment, net	60,623	61,537
Right-of-use assets	10,218	12,821
Goodwill	73,602	73,602
Intangibles assets, net	6,173	7,088
Other assets	1,031	1,345
Total Assets	$1,013,926	$1,015,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$217,084	$266,846
Accrued payroll	24,023	17,828
Accrued expenses and other liabilities	52,241	57,586
Total current liabilities	293,348	342,260
Deferred income taxes	18,525	18,525
Noncurrent operating lease liabilities	7,353	9,631
Other liabilities	8,528	8,630
Total Liabilities	327,754	379,046
Stockholders’ Equity:
Common Stock	290	289
Additional paid-in capital	122,214	119,891
Retained earnings	609,605	562,084
Treasury stock, at cost	(45,937)	(45,937)
Total Stockholders’ Equity	686,172	636,327
Total Liabilities and Stockholders’ Equity	$1,013,926	$1,015,373

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$751,368	$652,752	$2,092,421	$1,914,603
Cost of sales	630,671	544,922	1,754,877	1,604,656
Gross profit	120,697	107,830	337,544	309,947
Selling, general and administrative expenses	93,369	86,753	272,332	256,640
Restructuring and other charges	—	—	—	992
Income from operations	27,328	21,077	65,212	52,315
Other (expenses) income, net	—	(17)	7	80
Income before taxes	27,328	21,060	65,219	52,395
Income tax provision	(7,283)	(4,130)	(17,698)	(12,926)
Net income	$20,045	$16,930	$47,521	$39,469
Earnings per common share:
Basic	$0.77	$0.65	$1.81	$1.51
Diluted	$0.76	$0.64	$1.80	$1.50
Shares used in computation of earnings per common share:
Basic	26,197	26,130	26,186	26,158
Diluted	26,368	26,311	26,362	26,337

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - June 30, 2021	28,960	$289	$121,659	$589,560	(2,773)	$(45,937)	$665,571
Stock-based compensation expense	—	—	1,026	—	—	—	1,026
Restricted stock units vested	18	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(470)	—	—	—	(470)
Net income	—	—	—	20,045	—	—	20,045
Balance - September 30, 2021	28,978	$290	$122,214	$609,605	(2,773)	$(45,937)	$686,172

	Nine Months Ended September 30, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	(2,773)	$(45,937)	$636,327
Stock-based compensation expense	—	—	3,118	—	—	—	3,118
Restricted stock units vested	35	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(794)	—	—	—	(794)
Net income	—	—	—	47,521	—	—	47,521
Balance - September 30, 2021	28,978	$290	$122,214	$609,605	(2,773)	$(45,937)	$686,172

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended September 30, 2020
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - June 30, 2020	28,892	$289	$119,628	$537,233	(2,773)	$(45,937)	$611,213
Stock-based compensation expense	—	—	619	—	—	—	619
Restricted stock units vested	23	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(485)	—	—	—	(485)
Net income	—	—	—	16,930	—	—	16,930
Balance - September 30, 2020	28,915	$289	$119,762	$554,163	(2,773)	$(45,937)	$628,277

	Nine Months Ended September 30, 2020
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312
Stock-based compensation expense	—	—	1,866	—	—	—	1,866
Restricted stock units vested	33	1	—	—	—	—	1
Issuance of common stock under Employee Stock Purchase Plan	12	—	536	—	—	—	536
Shares withheld for taxes paid on stock awards	—	—	(685)	—	—	—	(685)
Repurchase of common stock for treasury	—	—	—	—	(247)	(10,222)	(10,222)
Net income	—	—	—	39,469	—	—	39,469
Balance - September 30, 2020	28,915	$289	$119,762	$554,163	(2,773)	$(45,937)	$628,277

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows provided by Operating Activities:
Net income	$47,521	$39,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,165	10,335
Adjustments to credit losses reserve	1,704	3,276
Stock-based compensation expense	3,118	1,866
Loss on disposal of fixed assets	2	13
Changes in assets and liabilities:
Accounts receivable	22,437	(42,610)
Inventories	(34,507)	(10,023)
Prepaid expenses and other current assets	(360)	43
Other non-current assets	314	(719)
Accounts payable	(49,997)	48,736
Accrued expenses and other liabilities	9,437	(3,987)
Net cash provided by operating activities	8,834	46,399
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(7,092)	(9,611)
Proceeds from life insurance	1,500	—
Net cash used in investing activities	(5,592)	(9,611)
Cash Flows used in Financing Activities:
Purchase of treasury shares	—	(10,222)
Dividend payments	(8,375)	(8,427)
Issuance of stock under Employee Stock Purchase Plan	—	536
Payment of payroll taxes on stock-based compensation through shares withheld	(794)	(684)
Net cash used in financing activities	(9,169)	(18,797)
(Decrease) increase in cash and cash equivalents	(5,927)	17,991
Cash and cash equivalents, beginning of year	95,655	90,060
Cash and cash equivalents, end of period	$89,728	$108,051

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$394	$248
Supplemental Cash Flow Information:
Income taxes paid	$20,600	$13,798

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America (U.S.GAAP). Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2021 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2021.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts and disclosures of assets and liabilities and the reported amounts and disclosures of revenue and expenses during the period. Management bases its estimates and judgments on the information available at the time and various other assumptions believed to be reasonable under the circumstances. By nature, estimates are subject to an inherent degree of uncertainty, including uncertainty in the current economic environment due to the coronavirus pandemic (“COVID-19 pandemic”). Actual results could differ from those estimates and assumptions, including the impact of the COVID-19 pandemic.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended September 30, 2021 and 2020, along with the reportable segment for each category.

	Three Months Ended September 30, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$109,910	$117,017	$77,192	$304,119
Desktops	22,329	34,473	11,319	68,121
Software	28,761	22,829	9,678	61,268
Servers/Storage	25,775	12,560	13,407	51,742
Net/Com Products	21,091	23,887	8,259	53,237
Displays and Sound	26,321	33,490	15,287	75,098
Accessories	28,865	43,207	14,320	86,392
Other Hardware/Services	18,373	22,259	10,759	51,391
Total net sales	$281,425	$309,722	$160,221	$751,368

	Three Months Ended September 30, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$72,694	$63,093	$66,761	$202,548
Desktops	20,097	33,451	9,861	63,409
Software	33,061	26,336	17,698	77,095
Servers/Storage	20,209	23,832	12,292	56,333
Net/Com Products	19,140	27,941	15,420	62,501
Displays and Sound	21,161	16,511	17,304	54,976
Accessories	27,855	40,538	14,842	83,235
Other Hardware/Services	16,768	28,065	7,822	52,655
Total net sales	$230,985	$259,767	$162,000	$652,752

The following table represents a disaggregation of revenue from arrangements with customers for the nine months ended September 30, 2021 and 2020, along with the reportable segment for each category.

	Nine Months Ended September 30, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$301,746	$293,680	$196,667	$792,093
Desktops	64,095	103,740	27,696	195,531
Software	89,025	71,496	28,745	189,266
Servers/Storage	67,434	56,822	27,689	151,945
Net/Com Products	61,855	64,404	25,831	152,090
Displays and Sound	71,920	86,238	42,023	200,181
Accessories	82,192	131,394	34,250	247,836
Other Hardware/Services	56,750	74,394	32,335	163,479
Total net sales	$795,017	$882,168	$415,236	$2,092,421

	Nine Months Ended September 30, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$226,959	$222,139	$146,035	$595,133
Desktops	67,891	94,674	29,440	192,005
Software	93,710	77,394	33,340	204,444
Servers/Storage	69,685	63,042	32,058	164,785
Net/Com Products	54,916	72,172	32,674	159,762
Displays and Sound	64,338	58,603	38,433	161,374
Accessories	75,362	164,185	36,273	275,820
Other Hardware/Services	47,998	87,734	25,548	161,280
Total net sales	$700,859	$839,943	$373,801	$1,914,603

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$7,823	$3,509

Changes in the contract liability balances during the nine months ended September 30, 2021 and 2020 are as follows:

2021
Balances at December 31, 2020	$3,509
Cash received in advance and not recognized as revenue	(15,524)
Amounts recognized as revenue as performance obligations satisfied	19,838
Balances at September 30, 2021	$7,823

2020
Balances at December 31, 2019	$5,942
Cash received in advance and not recognized as revenue	7,978
Amounts recognized as revenue as performance obligations satisfied	(12,380)
Balances at September 30, 2020	$1,540

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$20,045	$16,930	$47,521	$39,469
Denominator:
Denominator for basic earnings per share	26,197	26,130	26,186	26,158
Dilutive effect of employee stock awards	171	181	176	179
Denominator for diluted earnings per share	26,368	26,311	26,362	26,337
Earnings per share:
Basic	$0.77	$0.65	$1.81	$1.51
Diluted	$0.76	$0.64	$1.80	$1.50

For the three months and nine months ended September 30, 2021, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4—Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset (“ROU asset”) as of September 30, 2021 was $2,608 and a corresponding lease liability of $2,608 associated with related party leases.

As of September 30, 2021, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$753	$1,066	$940	$2,304	$3,244
Short-term lease cost	107	21	128	320	63	383
Total lease cost	$420	$774	$1,194	$1,260	$2,367	$3,627

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$807	$1,120	$940	$2,404	$3,344

Weighted-average remaining lease term (in years):
Capitalized operating leases				2.17	4.66	4.06

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$798	$1,111	$1,071	$2,379	$3,450
Short-term lease cost	107	2	109	188	6	194
Total lease cost	$420	$800	$1,220	$1,259	$2,385	$3,644

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$832	$1,145	$1,071	$2,439	$3,510

Weighted-average remaining lease term (in years):
Capitalized operating leases				3.17	5.81	5.13

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

As of September 30, 2021, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2021, excluding the nine months ended September 30, 2021	$313	$774	$1,087
2022	1,253	2,268	3,521
2023	1,149	1,727	2,876
2024	—	1,699	1,699
2025	—	1,594	1,594
Thereafter	—	888	888
	$2,715	$8,950	$11,665

Imputed interest			(810)
Lease liability balance at September 30, 2021			$10,855

As of September 30, 2021, the ROU asset had a balance of $10,218. The long-term lease liability was $7,353 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,502. As of September 30, 2020, the ROU asset had a balance of $13,768. The long-term lease liability was $10,579 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,989.

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

Segment information applicable to our reportable operating segments for the three and nine months ended September 30, 2021 and 2020 is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net sales:
Business Solutions	$281,425	$230,985	$795,017	$700,859
Enterprise Solutions	309,722	259,767	882,168	839,943
Public Sector Solutions	160,221	162,000	415,236	373,801
Total net sales	$751,368	$652,752	$2,092,421	$1,914,603
Operating income (loss):
Business Solutions	$12,774	$8,827	$29,559	$21,579
Enterprise Solutions	19,151	14,843	52,203	45,233
Public Sector Solutions	619	3,165	(4,250)	(1,964)
Headquarters/Other	(5,216)	(5,758)	(12,300)	(12,533)
Total operating income	27,328	21,077	65,212	52,315
Other (expenses) income, net	—	(17)	7	80
Income before taxes	$27,328	$21,060	$65,219	$52,395
Selected operating expense:
Depreciation and amortization:
Business Solutions	$169	$159	$487	$477
Enterprise Solutions	560	697	1,888	2,057
Public Sector Solutions	19	15	43	45
Headquarters/Other	2,199	2,962	6,747	7,756
Total depreciation and amortization	$2,947	$3,833	$9,165	$10,335
Total assets:
Business Solutions			$375,557	$343,010
Enterprise Solutions			603,173	551,914
Public Sector Solutions			91,227	123,520
Headquarters/Other			(56,031)	(15,110)
Total assets			$1,013,926	$1,003,334

The assets of our three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, right-of-use assets, and intercompany balance, net. As of September 30, 2021 and 2020, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $39,209 and $60,802, respectively. Our capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of our segments, to varying degrees, and accordingly, our CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by our account receivables that expires February 10, 2022. This facility can be increased, at our option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month LIBOR (0.08% at September 30, 2021), plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at September 30, 2021). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to our consolidated trailing twelve months Adjusted EBITDA (Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowing capacity under the credit facility. The Company had no outstanding bank borrowings at September 30, 2021 or 2020, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility. As of September 30, 2021, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” “seek,” “plan,” “intend,” or similar terms, variations of such terms, or the negative of those terms. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

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

OVERVIEW

We are a leading solutions provider of a wide range of information technology, or IT, solutions. We help our customers design, enable, manage, and service their IT environments. We provide IT products, including computer systems, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. We also offer services involving design, configuration, and implementation of IT solutions. These services are performed by our personnel and by third-party service providers. We operate through three sales segments: (a) the Business Solutions segment, which serves small- to medium-sized businesses, through our PC Connection Sales subsidiary, (b) the Enterprise Solutions segment, which serves medium-to-large corporations, through our MoreDirect subsidiary, and (c) the Public Sector Solutions segment, which serves federal, state, and local governmental and educational institutions, through our GovConnection subsidiary.

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

To support future growth, we continue to expand our IT solutions business, which requires highly-skilled service engineers. Although we expect to realize the ultimate benefit of higher-margin service revenues under this multi-year initiative, we believe that our cost of services will increase as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may be negatively impacted.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales (in millions)	$751.4	$652.8	$2,092.4	$1,914.6
Gross margin	16.1%	16.5%	16.1%	16.2%
Selling, general and administrative expenses	12.4%	13.3%	13.0%	13.4%
Income from operations	3.6%	3.2%	3.1%	2.7%

Net sales of $751.4 million for the third quarter of 2021 reflected an increase of $98.6 million compared to the third quarter of 2020, which was driven by higher net sales in both our Enterprise Solutions and Business Solutions segments. The increase in net sales was primarily driven by our ability to meet the continued demand from our customers due to the growing hybrid work environment. In addition, we saw manufacturing revenue growth of $27.0 million or 24.4% and healthcare revenue growth of $14.3 million or 9.8% year-over-year. The increase in net sales was also due to lower sales of the same quarter a year ago primarily due to the impact of the COVID-19 pandemic. Gross profit increased year-over-year by $12.9 million, primarily due to the increase of higher margin sales and the increase in total net sales. SG&A expenses increased year-over-year by $6.6 million, driven primarily by increased personnel cost of $5.7 million associated with higher variable compensation due to the higher gross profit. The higher SG&A expenses were also attributable to an increase in marketing expenses of $1.8 million, an increase in service contracts of $0.2 million, and an increase in credit card fees of $0.6 million. Those increases were partially offset by the lower professional fees of $2.1 million. Operating income in the third quarter of 2021 increased year-over-year both in dollars and as a percentage of net sales by $6.3 million and 40 basis points, respectively, primarily as a result of the increase in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales Segment
Enterprise Solutions	41%	40%	42%	43%
Business Solutions	38	35	38	37
Public Sector Solutions	21	25	20	20
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	40%	31%	38%	31%
Desktops	9	10	9	10
Software	8	12	9	11
Servers/Storage	7	9	7	9
Net/Com Product	7	10	7	8
Displays and sound	10	8	10	8
Accessories	12	13	12	14
Other Hardware/Services	7	7	8	9
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales Segment
Enterprise Solutions	14.7%	14.8%	14.8%	14.5%
Business Solutions	19.4	20.2	19.3	19.4
Public Sector Solutions	12.7	14.1	13.0	13.8
Total Company	16.1%	16.5%	16.1%	16.2%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Personnel costs	$70.5	$64.8	$205.6	$191.2
Advertising	4.2	2.4	10.7	9.8
Service contracts/subscriptions	4.2	4.0	13.0	10.9
Professional fees	3.8	5.9	13.0	12.5
Depreciation and amortization	2.9	3.8	9.2	10.3
Credit card fees	2.2	1.7	5.3	4.5
Facilities operations	2.1	2.0	6.4	6.4
Other	3.5	2.2	9.1	11.0
Total SG&A expense	$93.4	$86.8	$272.3	$256.6
As a percentage of net sales	12.4%	13.3%	13.0%	13.4%

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended September 30, 2021 and the three months ended September 30, 2020 and changes between the nine months ended September 30, 2021 and the nine months ended September 30, 2020.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2021		2020
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$309.7	41.2%	$259.8	39.8%	19.2%
Business Solutions	281.4	37.5	231.0	35.4	21.8
Public Sector Solutions	160.3	21.3	162.0	24.8	(1.0)
Total	$751.4	100.0%	$652.8	100.0%	15.1%
Gross Profit:
Enterprise Solutions	$45.7	14.8%	$38.4	14.8%	19.0%
Business Solutions	54.7	19.4	46.6	20.2	17.4
Public Sector Solutions	20.3	12.7	22.8	14.1	(11.0)
Total	$120.7	16.1%	$107.8	16.5%	12.0%

Net sales increased in the third quarter of 2021 compared to the third quarter of 2020, as explained below:

●	Net sales of $309.7 million for the Enterprise Solutions segment reflect an increase of $49.9 million, or 19.2%, year-over-year. We experienced increases in net sales of notebooks/mobility and displays and sound of $53.9 million and $17.0 million, respectively. Those increases were partially offset by the decreases in net sales of servers/storage, other hardware/services, and net/com products of $11.3 million, $5.8 million and $4.1 million, respectively. We believe these increases were primarily driven by the increased demand from customers in the healthcare and manufacturing industries as organizations continue to invest in technology to implement automation and data security.

●	Net sales of $281.4 million for the Business Solutions segment reflect an increase of $50.4 million, or 21.8%, year-over-year. The increase in net sales was also driven by strong growth in cloud-based and security software net sales. We experienced increases in net sales of notebooks/mobility products of $37.2 million as a result of shift to work-from-anywhere strategy. The net sales of servers/storage, displays and sound products and desktops also increased by $5.6 million, $5.2 million and $2.2 million, respectively.

●	Net sales of $160.3 million for the Public Sector Solutions segment reflect a decrease of $1.7 million, or 1.0%, compared with the same period a year ago. Sales to state and local government and educational institutions increased by 2.5%, compared to the prior year quarter, while sales to the federal government decreased by 15.8% primarily due to the timing of customer rollouts. Net sales of software products and net/com products decreased by $8.0 million and $7.2 million, respectively, compared with the same quarter of the prior year. Those decreases were partially offset by the increases in net sales of notebooks/mobility and other hardware/services of $10.4 million and $2.9 million, respectively.

Gross profit for the third quarter of 2021increased year-over-year in dollars but decreased as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment increased primarily as a result of the 19.2% increase in net sales year-over-year. The gross margin was flat in comparison to the same period of the prior year.

●	Gross profit for the Business Solutions segment increased year-over-year primarily due to a 21.8% increase in net sales. Gross margin percentage decreased by approximately 80 basis points, primarily due to changes in product mix.

●	Gross profit for the Public Sector Solutions segment decreased as a result of a 1.0% decrease in net sales. Gross margin percentage decreased by 140 basis points year-over-year due to a shift in product mix and a decrease in software sales recorded on a net basis.

Selling, general and administrative expenses increased in dollars but decreased as a percentage of net sales in the third quarter of 2021 compared to the prior year quarter. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended September 30,
	2021		2020
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$26.5	8.6%	$23.6	9.1%	12.3%
Business Solutions	41.9	14.9	37.8	16.4	10.8
Public Sector Solutions	19.7	12.3	19.6	12.1	0.5
Headquarters/Other, unallocated	5.3		5.8		(8.6)
Total	$93.4	12.4%	$86.8	13.3%	7.6%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was attributable to increased personnel costs of $1.9 million, driven primarily by higher variable compensation expense associated with higher gross profit, along with a $0.7 million increase in bad debt expense. SG&A expenses as a percentage of net sales were 8.6% for the Enterprise Solutions segment in the third quarter of 2021, which reflects a decrease of 50 basis points. This decrease is a result of higher sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was driven primarily by higher advertising costs of $1.5 million compared to the same period last year, primarily due to increased marketing activities. This year-over-year increase in SG&A expenses was also attributable to a $1.2 million increase in the use of Headquarter services as well as a $0.4 million increase in bad debt expense. Additionally, personnel costs increased by $0.8 million compared to the same period last year, primarily due to the higher variable compensation expense associated with higher gross profit. SG&A expenses as a percentage of net sales were 14.9% for the Business Solutions segment in the third quarter of 2021, which reflects a decrease of 150 basis points and is a result of higher sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars as well as a percentage of net sales. The increase is primarily driven by an increase in the use of Headquarter services of $0.6 million. The year-over-year increase was partially offset by lower personnel costs. SG&A expenses as a percentage of net sales was 12.3% for the Public Sector Solutions segment in the third quarter of 2021, which reflects an increase of 20 basis points and was due to the higher headquarter costs allocation.

●	SG&A expenses for the Headquarters/Other group decreased by $0.5 million. This decrease was primarily due to a decrease in unallocated executive oversight costs year-over-year. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Income from operations for the third quarter of 2021 increased to $27.3 million, compared to $21.1 million for the third quarter of 2020, primarily due to the increases in net sales and gross profit. Income from operations as a percentage of net sales was 3.6% for the third quarter of 2021, compared to 3.2% for the prior year quarter, primarily driven by higher net sales as well as lower SG&A expenses as a percentage of net sales.

Our provision for income taxes in the three months ended September 30, 2021 was $7.3 million, which included $0.3 million of discrete items mainly related to R&D tax credits. Our provision for income taxes in the three months ended September 30, 2020 was $4.1 million, which included $1.7 million of discrete items mainly related to R&D tax credits

Net income for the third quarter of 2021 increased to $20.0 million, compared to $16.9 million for the third quarter of 2020, primarily due to higher net sales and gross profit.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2021		2020
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$882.2	42.2%	$839.9	43.9%	5.0%
Business Solutions	795.0	38.0	700.9	36.6	13.4
Public Sector Solutions	415.2	19.8	373.8	19.5	11.1
Total	$2,092.4	100.0%	$1,914.6	100.0%	9.3%
Gross Profit:
Enterprise Solutions	$130.1	14.7%	$122.0	14.5%	6.6%
Business Solutions	153.4	19.3	136.3	19.4	12.5
Public Sector Solutions	54.0	13.0	51.6	13.8	4.7
Total	$337.5	16.1%	$309.9	16.2%	8.9%

Net sales increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as explained below:

●	Net sales of $882.2 million for the Enterprise Solutions segment reflect an increase of $42.3 million, or 5.0%, year-over-year as a result of the improvement in our ability to navigate the ongoing supply chain constrains on behalf of our customers. Net sales of notebooks/mobility, displays and sound, and desktops increased year-over-year by $71.5 million, $27.6 million, and $9.1 million, respectively. These increases were partially offset by decreases in accessories, other hardware/services, net/com products, servers/storage, and software of $32.8 million, $13.3 million, $7.8 million, $6.2 million, and $5.9 million, respectively.

●	Net sales of $795.0 million for the Business Solutions segment reflect an increase of $94.1 million, or 13.4% year-over-year. The increase in net sales was primarily driven by strong growth in cloud-based and security software net sales. We experienced increases in notebooks/mobility, other hardware/services, displays and sound, net/com products and accessories of $74.5 million, $8.8 million, $7.6 million, $6.9 million and $6.8 million, respectively. Those increases were partially offset by the decrease of net sales of $3.8 million in desktops.

●	Net sales of $415.2 million for the Public Sector Solutions segment increased by $41.4 million, or 11.1%, compared with the same period a year ago. The increase was primarily driven by the timing of a large project rollout to the federal government and an increase of sales in state, local government and educational institutions. Net sales of notebooks/mobility products and other hardware/services products increased by $50.6 million and $6.8 million, respectively, compared with the prior year, which was partially offset by the decrease of net sales in net/com products, software and servers/storage of $6.8 million, $4.6 million, and $4.4 million, respectively.

Gross profit for the nine months ended September 30, 2021 increased year-over-year in dollars as well as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment increased year-over-year, primarily as a result of the 5.0% increase in net sales year-over-year. The increase in gross margin in for the nine months ended September 30, 2021 of 20 basis points, compared to the prior year period, was primarily driven by a change of product mix.

●	Gross profit for the Business Solutions segment increased as a result of a 13.4% increase in net sales. Gross margin decreased year-over-year by 10 basis points, resulting from a change of product mix.

●	Gross profit for the Public Sector Solutions segment increased by $2.4 million year-over-year, primarily as a result of increased net sales. Gross margin decreased by 80 basis points based on changes in product mix, which included decreased sales of higher-margin products.

Selling, general and administrative expenses increased in dollars but decreased as a percentage of net sales in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Nine Months Ended September 30,
	2021		2020
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$78.0	8.8%	$76.6	9.1%	1.8%
Business Solutions	123.8	15.6	114.6	16.4	8.0
Public Sector Solutions	58.2	14.0	53.6	14.3	8.6
Headquarters/Other, unallocated	12.3		11.8		4.2
Total	$272.3	13.0%	$256.6	13.4%	6.1%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to a $2.1 million increase in the use of Headquarter services, primarily due to the higher variable compensation resulting from the higher gross profit of the nine months ended September 30, 2021. These increases were partially offset by a decrease of $0.3 million in bad debt expenses as well as a decrease of $0.2 million in depreciation and amortization expenses. SG&A expenses as a percentage of net sales were 8.8% for the Enterprise Solutions segment for the nine months ended September 30, 2021, which reflects a decrease of 30 basis points. This decrease year-over-year was due to the higher net sales for the nine months ended September 30, 2021.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by the increased Headquarter services of $6.3 million, including the higher variable compensation expenses resulting from the higher gross profit of for the nine months ended September 30, 2021. The year-over-year increase in SG&A was also attributable to the increased personnel costs and advertising costs in the amount of $3.1 million and $1.3 million respectively. Those increases were partially offset by lower bad debt expense of $2.0 million. Higher bad debt expense in the prior year was primarily due to the higher expected credit losses from customers who had been significantly impacted by the COVID-19 pandemic. SG&A expenses as a percentage of net sales were 15.6% for the Business Solutions segment for the nine months ended September 30, 2021 compared to 16.4% for the same period in 2020, which reflects a decrease of 80 basis points year-over-year, resulting from higher net sales compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars but decreased as a percentage of net sales. The increase in SG&A dollars year-over-year is attributable to an increase in the usage of Headquarter services of $3.1 million, which included an increase in variable compensation expenses associated with the higher gross profit for the nine months ended September 30, 2021. Increased personnel costs of $0.7 million as well as the increased bad debt expense of $0.2 million also contributed to the year-over-year SG&A increase. SG&A expenses as a percentage of net sales were 14.0 % for the Public Sector Solutions segment for the nine months ended September 30, 2021, which reflects a decrease of 30 basis points. This decrease year-over-year is primarily attributable to higher net sales compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group increased by $0.5 million primarily due to an increase in unallocated executive oversight costs year-over-year. This increase was primarily driven by the increased variable compensation costs resulting from the higher gross profit during the current year.

Income from operations for the nine months ended September 30, 2021 increased to $65.2 million, compared to $52.3 million for the nine months ended September 30, 2020 primarily due to the increases in net sales and gross profit. Income from operations as a percentage of net sales increased to 3.1% for the nine month ended September 30, 2021, compared to 2.7% of net sales for the prior year, primarily due to the increase in net sales and the decrease in SG&A expenses as a percentage of net sales year-over-year.

Our provision for income taxes in the nine months ended September 30, 2021 was $17.7 million, which included $0.3 million of discrete items mainly related to R&D tax credits recognized in the third quarter. Our provision for income taxes in the nine months ended September 30, 2020 was $12.9 million, which included $1.7 million of discrete items mainly related to R&D tax credits recognized in the third quarter of 2020.

Net income for the nine months ended September 30, 2021 increased to $47.5 million, compared to $39.5 million for the nine months ended September 30, 2020, primarily due to higher net sales and gross profit, combined with a lower operating expenses as a percentage of net sales in 2021, as compared to the same period of 2020.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash on Hand. At September 30, 2021, we had $89.7 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and payables to generate a positive cash flow.

●	Credit Facility. As of September 30, 2021, we had no borrowings under our $50.0 million credit facility, which is available until February 10, 2022.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$8.8	$46.4
Net cash used in investing activities	(5.5)	(9.6)
Net cash used in financing activities	(9.2)	(18.8)
(Decrease) increase in cash and cash equivalents	$(5.9)	$18.0

Cash provided by operating activities was $8.8 million in the nine months ended September 30, 2021. Cash flow provided by operations during the nine months ended September 30, 2021, resulted primarily from net income, other non-cash charges adding back and a decrease in accounts receivable, which decreased by $22.4 million for the nine months ended September 30, 2021, and was driven primarily by the timing of collections. These factors that contributed to the positive inflow of cash from operating activities were partially offset by increases in inventory of $34.5 million for the nine months ended September 30, 2021, primarily driven by the increase of inventory purchases for customer requested future rollouts. Accounts payable also decreased by $50.0 million from prior year period which led to offset the positive cash flow from operations. Operating cash flow in the nine months ended September 30, 2020 resulted primarily from net income before depreciation and amortization, a decrease in accounts receivable, an increase in accounts payable, and partially offset by increases in inventory.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

(in days)	September 30,
	2021	2020
Days of sales outstanding (DSO)(1)	66	73
Days of supply in inventory (DIO)(2)	25	22
Days of purchases outstanding (DPO)(3)	(31)	(47)
Cash conversion cycle	60	48

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

The cash conversion cycle increased to 60 days at September 30, 2021, compared to 48 days at September 30, 2020. The increase is primarily due to the 16-day decrease of DPO and the 3-day increase of DIO, and partially offset by the 7 day decrease of DSO. The lower DPO was driven by mixing vendors with shorter payment terms in comparison to the prior year. The decrease of DSO was primarily due to lower accounts receivable balance for the quarter ended September 30, 2021 compared to the same period of prior year.

Cash used in investing activities in the nine months ended September 30, 2021 represented $7.1 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. In the prior year, we made similar investments of $9.6 million in purchases of property and equipment. Cash used for capital expenditures for the nine months ended September 30, 2021 was partially offset by $1.5 million of cash proceeds from life insurance.

Cash used in financing activities in the nine months ended September 30, 2021 consisted primarily of an $8.4 million payment of a special $0.32 per share dividend. In the prior year period, financing activities primarily represented an $8.4 million payment of a special $0.32 per share dividend and $10.2 million for the purchase of treasury shares.

Debt Instruments, Contractual Agreements, and Related Covenants

Below is a summary of certain provisions of our credit facility and other contractual obligations. For more information about the restrictive covenants in our debt instruments and inventory financing agreements, see “Factors Affecting Sources of Liquidity” below. For more information about our obligations, commitments, and contingencies, see our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

Credit facility. Our credit facility extends until February 2022 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million. Amounts outstanding under the facility bear interest at the one-month London Interbank Offered Rate, or LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (3.25% at September 30, 2021). The one-month LIBOR rate at September 30, 2021 was 0.08%. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” At September 30, 2021, $50.0 million was available for borrowing under the facility.

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

Credit Facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Our credit facility does not include restrictions on future dividend payments. Any failure to comply with the covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this credit facility. This credit facility contains two financial covenants:

●	Our funded debt ratio (defined as the average outstanding advances under the credit facility for the quarter, divided by our consolidated trailing twelve months Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the three months ended September 30, 2021 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of September 30, 2021. Future decreases in our consolidated trailing twelve months Adjusted EBITDA, could limit our potential borrowings under the credit facility.

●	Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $505.6 million at September 30, 2021, whereas our consolidated stockholders’ equity at that date was $686.2 million.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently issued financial accounting standards are detailed in Note 1, “Basis of Presentation,” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020. No other material changes have occurred in our market risks since December 31, 2020.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

For information related to legal proceedings, see the discussion in Note 6 - “Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements Part I, Item 1 of this Quarterly Report on Form 10-Q , which information is incorporated by reference into this Part II, Item 1.

Item 1A – Risk Factors

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6 - Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference from the exhibits filed with the company’s registration statement (333-63272) on Form-4 filed under the security act of 1933, as amended)

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

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	November 4, 2021	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	November 4, 2021	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)