Form 10-K
period 2021-12-31
PC CONNECTION INC
filed 2022-03-14
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ___ Accelerated Filer ✔ Non-accelerated Filer ___ Smaller Reporting Company ___ Emerging Growth Company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2021, based on $46.27 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $508 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 11, 2022:

Class	Number of Shares
Common Stock, $.01 par value	26,260,139

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” “seek,” “plan,” “intend,” or similar terms, variations of such terms, or the negative of those terms. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

•we have experienced variability in sales and may not be able to maintain profitable operations;

•substantial competition could reduce our market share and may negatively affect our business;

•we face and will continue to face significant price competition, which could result in a reduction of our profit margins;

•the spread of COVID-19 and the imposition of related public health measures and restrictions have, and may in the future, further materially adversely impact our business, financial condition, results of operations and cash flows;

•instability in economic conditions and government spending may adversely affect our business and reduce our operating results;

•the loss of any of our major vendors could have a material adverse effect on our business;

•virtualization of IT resources and applications, including networks, servers, applications, and data storage may disrupt or alter our traditional distribution models;

•the methods of distributing IT products are changing, and such changes may negatively impact us and our business;

•we depend heavily on third-party shippers to deliver our products to customers and would be adversely affected by a service interruption by these shippers;

•we may experience increases in shipping and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers;

•we may experience a reduction in the incentive programs offered to us by our vendors;

•should our financial performance not meet expectations, we may be required to record a significant charge to earnings for impairment of goodwill and other intangibles;

•we are exposed to inventory obsolescence due to the rapid technological changes occurring in the IT industry;

•we are exposed to accounts receivable risk and if customers fail to timely pay amounts due to us our business, results of operations and/or cash flows could be adversely affected;

• we are dependent on key personnel and, more generally, skilled personnel in all areas of our business and the loss of key persons or the inability to attract, train and retain qualified personnel could adversely impact our business;

•cyberattacks or the failure to safeguard personal information and our information technology systems could result in liability and harm our reputation, which could adversely affect our business.

•we are exposed to risks from legal proceedings and audits, which may result in substantial costs and expenses or interruption of our normal business operations.

•the failure to comply with our public sector contracts could result in, among other things, fines or liabilities; and

•we are controlled by one principal stockholder.

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. We cannot assure investors that our assumptions and expectations will prove to have been correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors, financial condition, and results of operations, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We therefore caution you against undue reliance on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which this Annual Report on Form 10-K was first filed. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I

Item 1. Business

GENERAL

We are a Fortune 1000 Global Solutions Provider that simplifies the information technology, or IT, purchasing experience, guiding the connection between people and technology. Our dedicated Account Managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. Our Technology Solutions Group, or TSG, and state-of-the-art Technology Integration and Distribution Center, or TIDC, with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of incountry suppliers in over 150 countries.

The “Connection®” brand includes Connection Business Solutions, Connection Enterprise Solutions, and Connection Public Sector Solutions, which provide IT solutions and services to small- to medium-sized businesses, or SMBs, enterprise, and public sector markets. In September 2016, we united all of our subsidiaries into one cohesive brand, reflecting the promise of our trademark blue arc and our mission to connect people with technology that enhances growth, elevates productivity, and empowers innovation. MoreDirect, our enterprise team, became Connection Enterprise Solutions; PC Connection Sales Corp, our SMB-focused team, became Connection Business Solutions; and GovConnection, our public sector team, became Connection Public Sector Solutions. Today, these entities represent our three operating segments and their respective markets:

•Connection Enterprise Solutions (formerly MoreDirect)—serving large enterprise customers (Large Accounts)

•Connection Business Solutions (formerly PC Connection Sales Corp)—serving SMBs

•Connection Public Sector Solutions (formerly GovConnection)—serving federal, state, and local government and educational institutions.

Financial results for each of our segments are included in the financial statements attached hereto. We generate sales through (i) outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, healthcare, and government markets, (ii) our websites, and (iii) direct responses from customers responding to our advertising media. We offer a broad selection of over 460,000 products at competitive prices, including products from vendors like Apple, Cisco Systems, Dell, Dell-EMC, Hewlett-Packard Inc., Hewlett-Packard Enterprise, Lenovo, Microsoft, and VMware, and we partner with more than 2,500 suppliers. We are able to leverage our state-of-the art logistic capabilities to rapidly ship product to customers, typically the same day the order is received.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of industry-leading products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for twenty-one straight years. In recent years, we have received numerous awards, including the Microsoft Excellence in Operations, Double Gold Level Award for delivering market-leading operational excellence, Aruba Federal Public Sector Partner of the Year, HPE Federal GreenLake Partner of the Year, and HP U.S. Personal Systems National Solution Provider of the Year Award, as well as being named to the CRN Tech Elite 250 for the sixth year. Connection has also been twice named “America’s Best-in-State Employers” by Forbes. Connection’s technical experts hold more than 2,500 professional certifications, and the company has been awarded industry-leading partner authorizations, including Microsoft Azure Expert Managed Service Provider status and Google Cloud premier partner status. We believe this pursuit of excellence and our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has resulted in strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our diverse customer segments.

We strive to identify the unique needs of our corporate, government, healthcare, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, integration, deployment, and support of their IT environments. As of December 31, 2021, we employed 727 sales representatives, whose average tenure exceeded nine years. Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever. These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff through our Technology Solutions Group and Technical Sales Organization. Our Industry Solutions Group, or ISG, provides our sales team and customers with insights and guidance customized to the unique needs of our vertical markets, including healthcare, retail, finance, and manufacturing. We believe that increasing our salesforce productivity is important to our future success, and we have increased our headcount and investments in our sales and sales support teams accordingly.

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

MARKET AND COMPETITION

In the fiscal year ended December 31, 2021, we generated approximately 38.0% of our sales from small- to medium-sized customer accounts, 43.2% from medium-to-large corporate accounts (Fortune 1000), and 18.8% from government and educational institutions. The overall IT market that we serve is estimated to be approximately $200 billion.

The largest segment of this market is served by local and regional Value-Added Resellers”, or VARs, many of whom we believe are transitioning from the hardware and software products business to higher-margin IT services. We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide IT solutions supplier. We have also partnered with third-party technology and telecommunications service providers. We now offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection at generally lower prices.

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

BUSINESS STRATEGIES

We believe we become our customers’ IT provider of choice by calming the confusion of IT and solving complex business challenges with innovative IT solutions which meet their needs of increased productivity, mobility, virtualization, and security in a continually evolving IT environment. We provide enhanced value by assisting our customers in cost-effectively maximizing business opportunities provided by new technologies and advanced service solutions. The key elements of our business strategies include:

●	Providing consistent customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. Empathy for the challenges technology presenting to people is at the heart of our culture and serves as a foundation for long-lasting and rewarding partnerships with organizations of every size and industry. We have dedicated our resources to developing strong, long-term relationships with our customers by accurately assessing their IT needs, and providing scalable, high-quality solutions and services through our knowledgeable, well-trained personnel. Through operational excellence, we have efficient delivery programs that provide a quality buying experience for our customers.

●	Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, managed services, cloud solutions, and networking infrastructure, at costs that allow our customers to be more productive while maximizing their IT budgets. Our advanced solution offerings include network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

●	Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. We specialize in Internet-based solutions and provide electronic integration between our customers and suppliers.

●	Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on several key areas: Data and Automation, Workplace Transformation, Cloud, Cybersecurity, and Managed Services. Our Technology Solutions Group and Technical Sales Organization are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these focus areas to enable us to capture a greater share of the IT expenditures of our customers.

●	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last twenty-one years. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market. Through the use of creative, consistent marketing activities, our goal is to strengthen the Connection brand and reinforce our reputation as a trusted IT advisor with a history of innovation and customer-centric service.

●	Maintaining long-standing vendor relationships. Our close partnerships with leading technology manufacturers and vendors provide our team with access to the latest product offerings, training assets, and support resources. We have a history of strong relationships with vendors, and were among the first national solutions providers qualified by manufacturers to market computer systems to end users. By working closely with our vendors to provide an efficient channel for the advertising and distribution of their products and solutions, we expect to expand market share and generate opportunities for optimizing partner incentive programs. We promote communication and collaboration with our partner community at every level of our organization, from Sales and Product Management to leadership. We host a Partner Advisory Council that meets annually to share feedback and explore strategies to promote greater engagement with partners and better serve our mutual customers.

GROWTH STRATEGIES

Our growth strategies are designed to increase revenues by maximizing operational efficiencies while offering innovative products and value added service offerings, increasing penetration of our existing customers, and expanding our customer base. Our six key elements of growth are:

●	Expanding hardware and software offerings. We offer our customers an extensive range of IT hardware and software products, and in response to customer demand, we continually evaluate and add new products as they become available. We work closely with vendors to identify and source first-to-market product offerings at aggressive prices.

●	Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers. Our Converged Data Center, Networking, Mobility, Security, Cloud Solutions, Lifecycle, and Software services practice groups consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers. Our investment in these seven practice areas is anticipated to increase our share of our customers’ annual IT expenditures by broadening the range of products and services they purchase from us.

●	Targeting customer segments. Through increased targeted marketing, we seek to expand the number of our active customers and generate additional sales to existing customers by providing more value-added services and solutions. We have also developed a digital marketing capability, which includes but is not limited to digital remarketing, digital buying guides, Google shopping integration, along with social media advertising and search engine optimization. All of these aforementioned methods also help us fine tune and optimize our Internet marketing campaigns that focus on select markets, such as healthcare, retail, financial, and manufacturing.

●	Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives and providing ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating clients’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives with technical support on more complex sales opportunities through our expanding group of technical solution specialists.

●	Migrating to cloud-based solutions for our customers. Cloud computing is a key driver of new IT spending as our customers seek scalable, cost-effective solutions. We plan to expand our cloud-based solution sales and assist our customers in navigating the complex and growing field of cloud-solution offerings. This focus on cloud includes investing in the training and certification resources required to help our customers adopt and optimize cloud technologies. In 2021, we secured Microsoft Azure Expert Managed Service Provider status as well as Google Cloud premier partner status—two exclusive designations that require an intensive auditing process and a proven record of delivering exceptional customer service and in-depth technical expertise around core cloud competencies.

●	Pursuing strategic acquisitions and alliances. We seek acquisitions and alliances that add new customers, strengthen our product and solution offerings, add management talent, and produce operating results which are accretive to our core business earnings.

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

We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first. Supplementing our salesforce, our Technology Solutions Group and Technical Sales Organization offer in-depth technical support across a wide range of advanced technology solutions. These teams of engineers and solution architects design end-to-end IT solutions tailored to our customers’ unique environments and serve as technology consultants. Our TIDC ensures a superior customer experience, with seamless configuration, deployment, and support services. Product support technicians assist customers with questions concerning compatibility, installation, and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service. In-house TIDC technicians perform both warranty and non-warranty repair on most major systems and hardware products.

Using our customized information system, we transmit our customer orders either to our TIDC or to our drop-ship suppliers, depending on product availability, for processing immediately after a customer receives credit approval. At our distribution center, we also perform custom configuration services, which typically includes custom imaging, the installation and integration of additional components, and other technology enhancements. Our customers may select the method of delivery that best meets their needs and is most cost effective, ranging from expedited overnight delivery for urgently needed items to ground freight.

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

E-commerce Sales. (www.connection.com, www.connection.com/enterprise, www.connection.com/publicsector, and www.macconnection.com) We provide product descriptions and prices for generally all products online. Our Connection website also provides updated information for more than 460,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites are important sales sources and communication tools for improving customer service.

Our Enterprise Solutions Segment’s business process and operations are primarily Web-based. Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products. Our Enterprise Solution business website (www.connection.com/enterprise) aggregates the current available inventories of its largest IT suppliers into a single online source for its corporate customers. Its custom designed Internet-based system, MarkITplace®, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

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

The following table sets forth the relative distribution of net sales by business segment:

	Years Ended December 31,
	2021	2020	2019
Sales Segment
Enterprise Solutions	43%	43%	42%
Business Solutions	38	37	38
Public Sector Solutions	19	20	20
Total	100%	100%	100%

Our ISG works across all business segments to service the unique needs of healthcare, retail, finance, and manufacturing customers. Within each of these vertical markets, our ISG experts offer technology solutions and guidance backed by real-world experience. Our ISG combines extensive knowledge of the latest technologies, brands, and trends with industry experience that reassures our customers that we understand their businesses and their technology challenges. Our brand, and each of our business segments, is supported by targeted marketing campaigns across a variety of media:

Digital. We utilize a series of digital programs, in conjunction with advanced data analytics, to identify prospective customers and generate new leads within our existing customer base. These programs include website, email, blog, social media, electronic catalogs, webinars, and video/multimedia promotions.

Specialty Marketing. In addition to our digital marketing efforts, we maintain a strong presence at industry tradeshows and conventions across the country, including a number of healthcare and education IT conferences. We also host a series of Technology Summits each year, with a focus on building stronger relationships with our customers and reinforcing our reputation as a trusted source of expertise. Wherever possible we developed and hosted digital equivalents events throughout the year.

Customers. We maintain an extensive database of customers and prospects. However, no single customer accounted for more than 4% of our consolidated revenue in 2021. While no single agency of the federal government comprised more than 4% of consolidated revenue in 2021, aggregate revenue to the federal government was 3.9%, 4.6%, and 6.9% in 2021, 2020, and 2019, respectively. The loss of any single customer would not have a material adverse effect on any of our business segments. The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not have individual orders in our backlog that are material to our business, and as a result, we do not believe that backlog as of any particular dates is an indication of future results.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product and service offerings. We currently offer our customers over 460,000 information technology products designed for business applications from more than 2,500 vendors, including hardware and peripherals, accessories, networking products, and software. We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. The following table sets forth our percentage of net sales for major product categories:

	PERCENTAGE OF
	NET SALES
	Years Ended December 31,
	2021	2020	2019
Notebooks/Mobility	38%	32%	29%
Desktops	9	10	12
Software	10	11	12
Servers/Storage	7	8	8
Net/Com Product	7	8	8
Displays and sound	10	8	9
Accessories	12	14	13
Other Hardware/Services	7	9	9
Total	100%	100%	100%

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

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., TD Synnex Corporation and Dell Inc. accounted for approximately 23%, 23% and 12% respectively, of our total product purchases in 2021. Product purchases from Ingram Micro, Inc., TD Synnex Corporation and HP Inc. accounted for approximately 21%, 15% and 12% respectively, of our total product purchases in 2020. Product purchases from Ingram Micro, Inc., TD Synnex Corporation and HP Inc. accounted for approximately 21%, 14% and 8% respectively, of our total product purchases in 2019. No other singular vendor supplied more than 10% of our total product purchases in 2021, 2020 and 2019. We believe that, while we may experience some short-term disruption if products from Ingram Micro, Inc., TD Synnex Corporation, HP Inc., Dell Inc., or any of these vendors become unavailable to us, alternative sources for these products are available.

Products manufactured by HP Inc. collectively represented approximately 15% of our net sales in 2021, 18% in 2020, and 19% in 2019. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

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

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our 283,000 square foot technology TIDC in Wilmington, Ohio, we receive and ship inventory, configure and integrate technology solutions, provide depot maintenance and services, and process returned products. The TIDC features a state-of-the-art ISO 9001:2015-certified Configuration Lab that completed more than 500,000 custom configurations in 2021—including personal computing devices, servers, mobile devices, and networking hardware. Our technicians maintain extensive certifications and authorizations from all major manufacturers, with more than 90% of the team holding one or more CompTIA certifications. Through the TIDC, we are able to offer customers turnkey solutions for all of their IT needs, including hardware configuration, imaging and provisioning, asset management, remote management, white glove enrollment services, kitting, custom packaging, and depot repair services.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Order status with distributors is tracked online, and in all circumstances, a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. At the end of each financial reporting period, revenue is adjusted to reflect the anticipated receipt of products by the customers in the period. Products drop shipped by suppliers were 72%, 76%, and 80%, of net sales in 2021, 2020, and 2019, respectively. In future years, we expect that products drop shipped from suppliers may increase, both in dollars and as a percentage of net sales, as we seek to lower our overall inventory and distribution costs while maintaining excellent customer service.

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

Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality. Our successfully implemented ERP system, which was the result of a multi-year planning and implementation process, enables us to operate more effectively and efficiently.

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

Additional competition may arise if other new methods of distribution emerge in the future. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Several of our competitors are larger than we are and have substantially greater financial resources. These and other factors related to our competitive position are discussed more fully in the “Overview” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors—Substantial competition could reduce our market share and may negatively affect our business” of this Annual Report on Form 10-K.

We believe that price, product selection and availability, solutions capabilities, and service and support are the most important competitive factors in our industry.

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include, among others, Connection®, PC Connection®, GovConnection®, MacConnection®, we solve IT®, Everything Overnight®, Mobile Connection®, Cloud Connection®, Education Connection®, MoreDirect A PC Connection Company®, WebSPOC®, Softmart®, GlobalServe ®, Raccoon Character ®, and their related logos and all iterations thereof. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

REGULATORY MATTERS

Our Public Sector Solutions segment is heavily regulated and, as a result, our need for compliance awareness and business and employee support is significant. Specifically, our Public Sector Solutions segment is governed by various laws and regulations, including but not limited to laws and regulations relating to: the formation, administration, and performance of contracts; the security and control of information and information systems; international trade compliance; human trafficking; and the mandatory disclosure of “credible evidence” of a violation of certain criminal laws receipt of significant overpayments, or violations of the civil False Claims Act. In addition, U.S. government contractors are generally subject to other federal and state laws and regulations, including:

We focus on the following key areas in hiring and developing our employees:

●	The Federal Acquisition Regulation, or FAR, agency supplements to the FAR, and related regulations, which regulate the formation, administration, and performance of U.S. federal government contracts;

●	The False Claims Act, which allows the government and whistleblowers filing on behalf of the government to pursue treble damages, civil penalties and sanctions for the provision of false or fraudulent claims to the U.S. federal government;

●	The Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;

●	The Procurement Integrity Act, which regulates access to competitor bid and proposal information, as well as certain internal government procurement sensitive information, and regulates our ability to provide compensation to certain former government procurement officials;

●	Laws and regulations restricting the ability of employees of the U.S. government to accept gifts or gratuities from a contractor;

●	Post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the U.S. government and deploy former employees of the U.S. government;

●	Laws, regulations, and executive orders requiring the safeguarding of and restricting the use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information,” “covered defense information,” or “for official use only”;

●	Laws and regulations relating to the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;

●	Laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract;

●	Laws, regulations, and executive orders governing organizational conflicts of interest that may prevent us from bidding for or restrict our ability to compete for certain U.S. government contracts because of the work that we currently perform for the U.S. government;

●	Laws, regulations, and executive orders that mandate compliance with requirements to protect the government from risks related to our supply chain;

●	Laws, regulations, and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract; and

●	The Cost Accounting Standards and the Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.

Our Public Sector Solutions is also subject to oversight by the U.S. Office of Federal Contract Compliance Programs, or the OFCCP, for federal contract and affirmative action compliance, including the following areas:

●	affirmative action plans;
●	applicant tracking;
●	compliance training;
●	customized affirmative action databases and forms;
●	glass ceiling and compensation audits;
●	desk and on-site audits;
●	conciliation agreements;
●	disability accessibility for applicants and employees;
●	diversity initiatives;
●	equal employment opportunity compliance;
●	employment eligibility verification (known as “E-Verify”);
●	internal affirmative action audits;
●	internet recruiting and hiring processes;
●	OFCCP administrative enforcement actions;
●	record-keeping requirements; and
●	Sarbanes-Oxley Act of 2002 compliance.

The U.S. federal government routinely revises its procurement practices and adopts new contract statutes, rules and regulations. The U.S. federal government has a broad range of tools available to enforce its procurement law and policies. These include debarring or suspending a particular contractor, certain of its operations and/ or individual employees from future government business. Individuals, on behalf of the federal government, may also bring qui tam suits against us for any alleged fraud related to payments under a U.S. federal government contract or program.

Moreover, The U.S. federal government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based upon performance. In the event of termination of a contract for convenience, a contractor is normally able to recover costs already incurred on the contract and profit on those costs up to the amount authorized under the contract, but not the remaining profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on a related contract. A termination resulting from our default could expose us to various liabilities, including excess re-procurement costs, and could have a material effect on our ability to compete for future contracts.

HUMAN CAPITAL

Our culture is reflected through our employees, who are driven to serve our customers, our partners, our communities and all of our stakeholders. We provide our employees with diverse experiences, training, and engagement opportunities to build a stronger team. Our culture—and the employees who share that culture with our customers and communities—are essential to our success and our ability to attract and retain top talent. Our Connection Cares initiative, launched in 2021, builds on the company’s long history of inclusivity and social responsibility with working groups focused on key areas: Employee Recognition, Charitable Giving, Sustainability, and Diversity and Inclusion. Employees volunteer within these groups to share their ideas, conduct company-wide campaigns, and make a positive impact within our team and our wider community. These activities, and the formal structure to support them, help ensure we are able to offer the work environment and corporate culture that today’s workforce demands.

We focus on the following key areas in hiring and developing our employees:

●	Training and Development. We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our employees’ careers. Our leadership program provides leadership trainings to our high-potential emerging leaders.

●	Total Rewards. We provide market competitive compensation aligned with company performance. We further align our sales representatives’ compensation to their individual performance by providing excellent commission opportunities. We provide a comprehensive benefits package to our employees, including healthcare, retirement plans with Company’s match, tuition assistance, inclusive parental leave policies, adoption assistance, paid time off, paid volunteer hours and philanthropic match programs based upon eligibility and location.

●	Oversight and Management. Our Board of Directors understands the importance of our inclusive, performance-driven culture to our ongoing success and is actively engaged with our President and Chief Executive Officer and our Vice President of Human Resources across a broad range of human capital management topics.

As of December 31, 2021, we employed 2,542 persons (full-time equivalent), of whom 1,045 (including 318 management and support personnel) were engaged in sales-related activities, 497 were engaged in providing IT services and customer service and support, 674 were engaged in purchasing, marketing, and distribution-related activities, 103 were engaged in the operation and development of management information systems, and 223 were engaged in administrative and finance functions. We have good relations with our employees. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Exchange Act, and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or the SEC. The SEC maintains a website (http://www.sec.gov) that contains such reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website address is www.connection.com and our investor relations website is located at https://ir.connection.com/. We are not including the information contained in our website as part of, or incorporating by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after we electronically file these materials with, or otherwise furnish them to, the SEC.

In addition, we routinely post on the “Investor Relations” section of our website news releases, announcements, and other statements about our business, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the “Investor Relations” section of our corporate website. The contents of our corporate website are not, however, a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and our other public filings with the SEC. The risks described below are not the only risks facing our Company. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results, and financial condition to suffer materially. The risks below also include forward-looking statements, and important factors could cause our actual results to differ materially from those indicated or implied by these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Risks Related to our Business, Operations and Industry

We have experienced variability in sales and may not be able to maintain profitable operations.

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue. Causes of these fluctuations include:

●	shifts in customer demand that affect our distribution models, including demand for total solutions;

●	loss of customers to competitors;

●	industry shipments of new products or upgrades;

●	changes in overall demand and timing of product shipments related to economic markets and to government spending;

●	supply constraints;

●	changes in vendor distribution of products;

●	changes in our product offerings and in merchandise returns;

●	changes in distribution models as a result of cloud and software-as-a-service, or SaaS; and

●	adverse weather conditions that affect response, distribution, or shipping.

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

In addition, product resellers and national solutions providers are combining operations or acquiring or merging with other resellers and national solutions providers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. We may not be able to continue to compete effectively against our current or future competitors. If we encounter new competition or fail to compete effectively against our competitors, our business market share, results of operations or cash flows may be adversely impacted.

We face and will continue to face significant price competition, which could result in a reduction of our profit margins.

Generally, pricing is very aggressive in our industry, and we expect pricing pressures to escalate should economic conditions deteriorate or inflationary pressures increase in excess of the amounts our customers are willing to pay. An increase in price competition could result in a reduction of our profit margins. We may not be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions, or otherwise. Such pricing pressures could result in an erosion of our market share, reduced sales, and reduced operating margins, any of which could have a material adverse effect on our business.

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

The interruption of the flow of products from suppliers could disrupt our supply chain.

Our business depends on the timely supply of products in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters, political or social unrest, pandemics (such as the COVID-19 pandemic) or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities, could disrupt our supply chain. We could experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows

Our supply chain is also exposed to risks related to international operations. While we purchase our products primarily in the markets we serve (for example, products for US customers are sourced in the US), our vendor partners manufacture or purchase a significant portion of the products we sell outside of the US, primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the US. Other events related to international activities that could cause disruptions to our supply chain include:

●	the imposition of additional trade law provisions or regulations, the adoption or expansion of trade restrictions, including new or expanded economic sanctions in response to the ongoing conflict between Russia and Ukraine;
●	the imposition of additional duties, tariffs and other charges on imports and exports, including any resulting retaliatory tariffs or charges and any reductions in the production of products subject to such tariffs and charges;
●	foreign currency fluctuations; and
●	restrictions on the transfer of funds.

We cannot predict whether the countries in which the products we sell, or any components of those products, are purchased or manufactured will be subject to new or additional trade restrictions or sanctions imposed by the United States or foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, sanctions, safeguards and customs restrictions against the products we sell, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations or cash flows. In addition, our supply chain and our cost of goods also may be negatively impacted by unanticipated price increases due to factors such as inflation, including wage inflation, or to supply restrictions beyond our control or the control of our suppliers.

Instability in economic conditions and government spending may adversely affect our business and reduce our operating results.

Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business investment, loss of consumer confidence, and fiscal uncertainty at both federal and state government levels. An adverse change in government spending policies (such as budget cuts or limitations or temporary shutdowns of government operations), shifts in budget priorities or reductions in revenue levels, could cause our Public Sector Solutions customers to reduce or delay their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. Uncertainty also exists regarding expected economic conditions both globally and in the United States, and future delays or reductions in IT spending could have a material adverse effect on demand for our products and consequently on our financial results.

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

We acquire a majority of our products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business. We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. Although we purchase from a diverse vendor base, product purchases from Ingram Micro, Inc., TD Synnex Corporation and Dell Inc. accounted for approximately 23%, 23% and 12% respectively, of our total product purchases in 2021. No other singular vendor supplied more than 10% of our total product purchases in the year 2021. If we are unable to acquire products, or if we experienced a change in business relationship with any of these vendors, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP Inc. collectively represented approximately 15% of our net sales in 2021. We believe that in the event we experience either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the net amount outstanding at December 31, 2021 was $281.8 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

Some product manufacturers either do not permit us to sell the full line of their products or limit the number of product units available to national solutions providers such as us. An element of our business strategy is to continue increasing our participation in first-to-market purchase opportunities. The availability of certain desired products, especially in the direct marketing channel, has been constrained in the past due to these limits imposed by product manufacturers. We could experience a material adverse effect to our business if we are unable to source first-to-market purchases or similar opportunities, or if significant availability constraints reoccur.

Virtualization of IT resources and applications, including networks, servers, applications, and data storage may disrupt or alter our traditional distribution models.

Our customers can access, through a cloud-based platform, business-critical solutions without the significant initial capital investment required for dedicated infrastructure. Growing demand for the development of cloud-based solutions may reduce demand for some of our existing hardware products. If the transition to an environment characterized by cloud-based computing and software being delivered as a service progress, we will likely increase investments in this area before knowing whether our sales forecasts will accurately reflect customer demand for these products, services, and solutions. We may not be able to effectively compete using these virtual distribution models. Our inability to compete effectively with current or future virtual distribution model competitors, or adapt to a cloud-based environment, could have a material adverse effect on our business.

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

Many of our customers elect to have their purchases shipped by an interstate common carrier, such as United Parcel Service, Inc., or UPS, or FedEx Corporation. A strike or other interruption in service, including, among other things, widespread illness due to the COVID-19 pandemic and inclement weather experienced could adversely affect our ability to market or deliver products to customers on a timely basis.

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

The market for IT products is characterized by rapid technological change and the frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. By doing so, we are subject to the increased risk of inventory obsolescence. Also, in order to implement our business strategy, we intend to continue, among other things, placing larger than typical inventory stocking orders of selected products and increasing our participation in first-to-market purchase opportunities. We may also, from time to time, make large inventory purchases of certain end-of-life products, which would increase the risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. For these and other reasons, we may not be able to avoid losses related to obsolete inventory. Manufacturers have limited return rights and have taken steps to reduce their inventory exposure by supporting “configure-to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These actions reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us, which could negatively impact our business.

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

Natural disasters, terrorism, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a negative effect on the Company, its suppliers, logistics providers, manufacturing vendors, and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, or political instability in particular economies and markets, such as may result in Europe or other geographies as a result of the ongoing conflict between Russia and Ukraine, and other hostile acts, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to deliver services or products to our customers, or to receive products from our suppliers, and create delays and inefficiencies in our supply chain. In the event of a natural disaster or other business interruption, significant recovery time and substantial expenditures could be required to resume operations and our financial condition, results of operations, and cash flows could be materially adversely affected.

Risks Related to Our Technology, Data and Intellectual Property

Cyberattacks or the failure to safeguard personal information and our information technology systems could result in liability and harm our reputation, which could adversely affect our business.

Our business is heavily dependent upon information technology networks and systems. We have experienced attacks and attempted attacks that have generally been in the form of active intrusion attempts from the internet, passive vulnerability mapping from the internet, and internal malware and or phishing attempts delivered through user actions. Future internal or external attacks on our networks and systems could disrupt our normal operations centers and impede our ability to provide critical products and services to our customers and clients, subjecting us to liability under our contracts and damaging our reputation

Our business also involves the use, storage and transmission of proprietary information and sensitive or confidential data, including personal information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, the evolving nature of threats to data security, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering, and forgery make it increasingly challenging to anticipate and adequately mitigate these risks. The risk of cyber incidents could also be increased by cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, including potential proliferation of malware from the conflict into systems unrelated to the conflict.

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

Patricia Gallup, our principal stockholder, beneficially owned or controlled, in the aggregate, approximately 56% of the outstanding shares of our common stock as of December 31, 2021. Because of her beneficial stock ownership, the stockholder can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholder can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by her in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our unaffiliated public stockholders.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN”. As of March 11, 2022, there were 26,260,139 shares of our common stock outstanding, held by approximately 41 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

Dividends

In 2021, we declared a special cash dividend of $1.00 per share. The total cash payment of $26.2 million was made on December 3, 2021 to stockholders of record at the close of business on November 18, 2021. In 2020, we declared a special cash dividend of $0.32 per share. The total cash payment of $8.4 million was made on January 29, 2021 to stockholders of record at the close of business on January 12, 2021. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Share Repurchase Authorization

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs	(in thousands) (1)
10/01/21-10/31/21	—	$—	—	$12,692
11/01/21-11/30/21	—	—	—	$12,692
12/01/21-12/31/21	—	—	—	$12,692
	—	$—	—

(1) In 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. In 2014, our Board approved an amendment to the share repurchase program authorizing up to an additional $15.0 million in share repurchases, for a total authorized repurchase amount of $30.0 million. On December 17, 2018, we announced that our Board approved an amendment to the share repurchase program authorizing up to $25.0 million in additional share repurchases. There is no fixed termination date for this repurchase program. As of December 31, 2021, we have repurchased an aggregate of 2.6 million shares for $42.3 million under our Board-approved repurchase programs. At December 31, 2021, the maximum approximate dollar value of shares that may yet be purchased under Board-authorized programs was $12.7 million.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares our annual percentage change in cumulative total return on shares of our common stock over the past five years with the cumulative total return of companies comprising the NASDAQ Composite Index and the NASDAQ US Benchmark Retail TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2016, and that dividends received were immediately invested in additional shares of our common stock. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. The NASDAQ US Benchmark Retail TR Index replaces the CRSP NASDAQ Retail Trade Index in this analysis and going forward, as the CRSP Index data is no longer accessible. The CRSP index has been included with data through 2020.

	Base Period	Years Ended
Company Name / Index	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
PC Connection, Inc.	100.00	94.51	108.39	182.17	173.48	162.67
Nasdaq Stock Market-Composite	100.00	129.64	125.96	172.18	249.51	304.85
Nasdaq US Benchmark Retail TR Index	100.00	124.68	133.27	167.14	235.98	280.54
Nasdaq Retail Trade Index	100.00	106.38	106.87	128.58	152.43	-

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial conditions. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section discusses the results of operations for the year ended December 31, 2021 and year-to-year comparison between the year ended December 31, 2021 and the year ended December 31, 2020. Discussion of the year ended December 31, 2020 and the year-to-year comparison between the year ended December 31, 2020 and the year ended December 31, 2019 can be found in Part II, Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020. Our MD&A also includes the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Cautionary Note Concerning Forward-Looking Statements” and “Item 1A. Risk Factors.”

OVERVIEW

We are a Fortune 1000 Global Solutions Provider that simplifies the information technology, or IT, purchasing experience, guiding the connection between people and technology. Our dedicated Account Managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. Our Technology Solutions Group, or TSG, and state-of-the-art Technology Integration and Distribution Center, or TIDC, with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of incountry suppliers in over 150 countries.

The “Connection®” brand includes Connection Business Solutions, Connection Enterprise Solutions, and Connection Public Sector Solutions, which provide IT solutions and services to small- to medium-sized businesses, or SMBs, enterprise, and public sector markets.

Financial results for each of our segments are included in the financial statements attached hereto. We generate sales through (i)outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, healthcare, and government markets, (ii) our websites, and (iii) direct responses from customers responding to our advertising media. We offer a broad selection of over 460,000 products at competitive prices, including products from vendors like Apple, Cisco Systems, Dell, Dell-EMC, Hewlett-Packard Inc., Hewlett-Packard Enterprise, Lenovo, Microsoft, and VMware, and we partner with more than 2,500 suppliers. We are able to leverage our state-of-the art logistic capabilities to rapidly ship product to customers, typically the same day the order is received.

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

EFFECTS OF COVID-19

As the effects of the COVID-19 pandemic continue to evolve, it is difficult to predict and forecast the impact it might have on our business and results of operations in the future. However, global supply chain disruptions have limited our ability to acquire products in a timely manner and we anticipate these global supply chain challenges will persistent through the first half of 2022. In response to the delays we are experiencing in acquiring products, we increased our inventory levels during the year ended December 31, 2021 to allay some of our customers’ concerns associated with the global supply chain challenges caused by the COVID-19 pandemic. Relatedly, we also experienced an increase in our backlog as supply global supply chain challenges delayed our ability to fulfil customer orders. We continue to monitor the effects on our customers, suppliers, and the economy as a whole and will continue to adjust our business practices, as necessary, to respond to the changing demand for, and supply of, our products.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Net sales (in millions)	$2,892.6	$2,590.3	$2,820.0
Gross margin	16.1%	16.2%	16.0%
Selling, general and administrative expenses	12.7	13.3	12.0
Income from operations	3.3	2.8	4.0

Net sales of $2,892.6 million in 2021 reflected an increase of $302.3 million compared to 2020, which was driven by higher net sales across all of our business segments. The increase in net sales was primarily driven by the growing hybrid work trend resulting in higher demand for mobility products. Additionally, we saw revenue growth in our manufacturing and healthcare vertical markets compared to 2020. Gross profit increased year-over-year by $45.8 million, primarily due to the increase of net sales. SG&A expenses increased year-over-year by $22.3 million, driven primarily by increased personnel cost of $21.2 million associated with the increased variable compensation due to the higher levels of gross profit and increased employee benefit costs. Operating income increased year-over-year both in dollars and as a percentage of net sales by $24.4 million and 50 basis points, respectively, primarily as a result of the increase in net sales.

Sales Distribution

The following table sets forth our percentage of net sales by sales segment and product mix:

	Years Ended December 31,
	2021	2020	2019
Sales Segment
Enterprise Solutions	43%	43%	42%
Business Solutions	38	37	38
Public Sector Solutions	19	20	20
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	38%	32%	29%
Desktops	9	10	12
Software	10	11	12
Servers/Storage	7	8	8
Net/Com Product	7	8	8
Displays and sound	10	8	9
Accessories	12	14	13
Other Hardware/Services	7	9	9
Total	100%	100%	100%

Gross Profit Margins

The following table summarizes our overall gross profit margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2021	2020	2019
Sales Segment
Enterprise Solutions	14.5%	14.5%	14.4%
Business Solutions	19.2	19.4	19.1
Public Sector Solutions	13.3	13.8	13.6
Total Company	16.1%	16.2%	16.0%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our most significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
($ in millions)	2021	2020	2019
Personnel costs	$277.8	$256.6	$257.8
Advertising	15.8	14.0	19.4
Service contracts/subscriptions	17.3	15.0	12.9
Professional fees	16.4	19.4	10.6
Depreciation and amortization	12.2	13.6	13.3
Facilities operations	8.3	8.5	8.5
Credit card fees	7.0	6.8	6.6
Other	13.3	11.8	9.5
Total SG&A expense	$368.1	$345.7	$338.6
As a percentage of net sales	12.7%	13.3%	12.0%

Restructuring and other charges

There were no restructuring related costs incurred for the year ended December 31, 2021. In the years ended December 31 2020 and 2019, we undertook actions across the business to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and related costs of $1.0 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net sales increased by 11.7% to $2,892.6 million in 2021 from $2,590.3 million in 2020. Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2021		2020
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$1,249.5	43.2%	$1,115.6	43.1%	12.0%
Business Solutions	1,098.5	38.0	966.0	37.3	13.7
Public Sector Solutions	544.6	18.8	508.7	19.6	7.1
Total	$2,892.6	100.0%	$2,590.3	100.0%	11.7%
Gross Profit:
Enterprise Solutions	$180.6	14.5%	$161.7	14.5%	11.7%
Business Solutions	211.4	19.2	187.0	19.4	13.0
Public Sector Solutions	72.6	13.3	70.1	13.8	3.5
Total	$464.6	16.1%	$418.8	16.2%	10.9%

●	Net sales of $1,249.5 million for the Enterprise Solutions segment reflect an increase of $133.9 million, or 12.0%, year-over-year as a result of our customers’ needs for mobility products to support their work-from-anywhere initiatives. Net sales of notebooks/mobility, displays and sound, and desktops increased year-over-year by $125.4 million, $47.3 million, and $11.5 million, respectively. These increases were partially offset by decreases in accessories, other hardware/services, net/com products, and servers/storage of $22.3 million, $11.9 million, $9.8 million, and $10.1 million, respectively.

●	Net sales of $1,098.5 million for the Business Solutions segment reflect an increase of $132.5 million, or 13.7% year-over-year. The increase in net sales was primarily driven by strong growth in our customers’ needs for mobility products to support their work-from-anywhere initiatives. We experienced increases in notebooks/mobility, other hardware/services, displays and sound, net/com products and accessories of $107.0 million, $10.8 million, $13.7 million, $6.5 million and $1.6 million, respectively. Those increases were partially offset by the decrease of net sales of $4.6 million and $2.0 million in software and desktops sales, respectively.

●	Net sales of $544.6 million for the Public Sector Solutions segment increased by $35.9 million, or 7.1%, compared with the same period a year ago. The increase was primarily driven by an increase of sales in state, local government and educational institutions, partially offset by the decrease of sales to Federal Governments. Net sales of notebooks/mobility products, desktops, and displays and sounds products increased by $38.1 million, $9.2 million and $7.7 million, respectively, compared with the prior year, which was partially offset by the decrease of net sales in net/com products and servers/storage of $13.6 million, and $5.6 million, respectively.

Gross profit for 2021 increased year-over-year in dollars but gross margin slightly decreased, as explained below:

●	Gross profit for the Enterprise Solutions segment increased $18.9 million, or 11.7% year-over-year. This increase is primarily due to the 12.0% increase in net sales. The gross margin was flat compared with the prior year.

●	Gross profit for the Business Solutions segment increased $24.4 million, or 13.0% year-over-year. This increase is as a result of a 13.7% increase in net sales. However, gross margin decreased year-over-year by 20 basis points, primarily due to a change of product mix.

●	Gross profit for the Public Sector Solutions segment increased by $2.5 million, or 3.5% year-over-year, primarily as a result of higher net sales in the current period. Gross margin decreased by 50 basis points based on changes in product mix.

SG&A in 2021 increased in dollars but decreased as a percentage of net sales compared to the prior year. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2021		2020
		% of Net		% of Net	%

	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$106.0	8.5%	$102.2	9.2%	3.7%
Business Solutions	167.6	15.3	154.5	16.0	8.5
Public Sector Solutions	77.5	14.2	72.8	14.3	6.5
Headquarters/Other, unallocated	17.0		16.2		4.9
Total	$368.1	12.7%	$345.7	13.3%	6.5%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to a $2.3 million increase in the use of Headquarter services, primarily due to the higher personnel costs associated with the higher levels of gross profit and the increased employee benefit costs. This year-over-year increase is also driven by a $1.9 million increase in personnel cost. SG&A expenses as a percentage of net sales were 8.5% for the Enterprise Solutions segment for the year ended December 31, 2021, which reflects a decrease of 70 basis points. This decrease year-over-year was largely due to the higher net sales in 2021.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by the increased Headquarter services of $7.1 million, including the higher variable compensation expenses resulting from the higher gross profit for the year ended December 31, 2021. The year-over-year increase in SG&A was also attributable to increased personnel costs and advertising costs in the amount of $4.1 million and $1.7 million respectively. SG&A expenses as a percentage of net sales were 15.3% for the Business Solutions segment for the year ended December 31, 2021 compared to 16.0% for 2020, which reflects a decrease of 70 basis points year-over-year, largely resulting from higher net sales compared with the prior year.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars but decreased as a percentage of net sales. The increase in SG&A dollars year-over-year is primarily attributable to an increase in the usage of Headquarter services of $3.5 million, which included an increase in variable compensation expenses associated with the higher gross profit for the year ended December 31, 2021. Increased personnel costs of $0.2 million as well as the increased bad debt expense of $0.5 million also contributed to the year-over-year SG&A increase. SG&A expenses as a percentage of net sales were 14.2 % for the Public Sector Solutions segment for the year ended December 31, 2021, which reflects a decrease of 10 basis points. This decrease year-over-year is primarily attributable to higher net sales compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group increased by $0.8 million primarily due to an increase in unallocated executive oversight costs year-over-year. This increase was primarily driven by the increased variable compensation costs resulting from the higher gross profit during the current year.

Income from operations for the year ended December 31, 2021 increased to $96.5 million, compared to $72.1 million for the same period in the prior year, primarily due to the increases in net sales and gross profit, along with an increase in SG&A expense year-over-year. Income from operations as a percentage of net sales increased to 3.3% for the year ended December 31, 2021, compared to 2.8% of net sales for the same period in the prior year, primarily due to the increase in net sales and lower SG&A expenses as a percentage of net sales year-over-year.

Income taxes. Our effective tax rate was 27.6% for the year-ended December 31, 2021, compared to 23.8% for the year ended December 31, 2020. Our provision for income taxes for the year ended December 31, 2021 was $26.6 million, which included $0.3 million of discrete items mainly related to research and development tax credits recognized in the year ended December 31, 2021. Our provision for income taxes for the year ended December 31, 2020 was $17.4 million, which included $2.9 million of discrete items mainly related to research and development tax credits recognized in the year ended December 31, 2020. The non-taxable life insurance gain reduced our effective tax rate by 0.3% for the year ended December 31, 2020.

Net income increased by $14.1 million to $69.9 million for the year ended December 31, 2021, from $55.8 million in the prior year, which resulted from the increase in operating income in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our bank line of credit. We have historically used and expect to use in the future those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, repurchases of common stock for treasury, dividend payments, and as opportunities arise, possible acquisitions of new businesses.

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for the next twelve calendar months and beyond. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.

We expect to meet our cash requirements for 2022 and beyond through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

●	Cash on Hand. At December 31, 2021, we had $108.3 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate a positive cash flow.

●	Credit Facilities. As of December 31, 2021, no borrowings were outstanding against our $50.0 million bank line of credit, which is available until March 31, 2025. Accordingly, our entire line of credit was available for borrowing at December 31, 2021. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of December 31, 2021, we are in compliance with all of our financial covenants.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2021	2020	2019

Net cash provided by operating activities	$57.8	$36.1	$36.6
Net cash used in investing activities	(8.7)	(11.0)	(25.7)
Net cash used in financing activities	(36.4)	(19.5)	(12.5)
Increase (decrease) in cash and cash equivalents	$12.7	$5.6	$(1.6)

Cash provided by operating activities was $57.8 million for the year ended December 31, 2021. Cash flow provided by operations during the year ended December 31, 2021, resulted primarily from net income, adding back other non-cash charges and increases in accounts payable and accrued expenses, which increased by $32.5 million for the year ended December 31, 2021, and was driven primarily by the timing of payments. These factors that contributed to the positive inflow of cash from operating activities were partially offset by increases in inventory of $65.7 million for the year ended December 31, 2021, primarily driven by the increase of inventory purchases for customer requested future rollouts and concerns associated with the global supply chain challenges caused by the COVID-19 pandemic. Operating cash flow for the year ended December 31, 2020 resulted primarily from cash provided by net income prior to non-cash charges of $55.8 million and increases in account payables and accrued expenses of $43.1 million primarily due to the timing of payments. Those inflow of cash from operating activities were partially offset by increases in account receivable of $63.6 million for the year ended December 31, 2020.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2021	2020
Days of sales outstanding (DSO)(1)	65	75
Days of supply in inventory (DIO)(2)	28	23
Days of purchases outstanding (DPO)(3)	(38)	(44)

Cash conversion cycle	55	54

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

The cash conversion cycle was 55 days at December 31, 2021, which is increased in comparison to the cash conversion cycle 54 days at December 31, 2020.

Cash used in investing activities for the year ended December 31, 2021 consisted of $10.3 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. Cash used for capital expenditures for the year ended December 31, 2021 was partially offset by $1.5 million of cash proceeds from life insurance. Cash used in investing activities for the prior year consisted of $11.0 million purchases of property and equipment.

Cash used in financing activities increased for the year ended December 31, 2021 compared to the prior year and consisted primarily of $34.6 million in special dividend payments. In the prior year period, financing activities consisted primarily of a $8.4 million payment of a special $0.32 per share dividend and $10.2 million for the purchase of treasury shares.

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

Bank Line of Credit. Our bank line of credit extends until March 2025 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million at the greatest of (i) the prime rate (3.25% at December 31, 2021), (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month London Interbank Offered Rate, or LIBOR, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any borrowings under the credit facility at December 31, 2021.

In December of 2021, we entered into an amendment to our credit facility to, among other things, extend the maturity date to March 31, 2025, at which time any amounts outstanding become due. See “Part II – Item 9b. Other Information – Third Amendment to Third Amended and Restated Credit and Security Agreement” for additional information.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. At December 31, 2021, the entire $50.0 million facility was available for borrowing.

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

Bank Line of Credit. Our bank line of credit extends until March 2025 and is collateralized by our accounts receivable. As of December 31, 2021, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We don’t have any outstanding borrowings under the credit facility during the fourth quarter of 2021, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2021. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the credit facility.

●	Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016. Such amount was calculated at December 31, 2021 as $516.8 million, whereas our actual consolidated stockholders’ equity at this date was $682.5 million.

Capital Markets. Our ability to raise additional funds in the capital market depends upon, among other things, general economic conditions, the condition of the information technology industry, our financial performance and stock price, and the state of the capital markets. In addition, market volatility, inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity.

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

We believe that our accounting policies described below meet the definition of critical accounting policies and estimates.

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

Nature of Products and Services

IT products typically represent a distinct performance obligation, and revenue is recognized at the point in time when control is transferred to the customer which is generally upon delivery to the customer. We recognize revenue as the principal in the transaction with the customer (i.e., on a gross basis), as we control the product prior to delivery to the customer and derive the economic benefits from the sales transaction given our control over customer pricing.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment and software manufacturers directly to our customers and receive agency, or referral, fees for such transactions. We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer. Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $50.0 million, $47.8 million, and $51.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Critical Accounting Estimates

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

We provide our customers with a limited thirty-day right of return, which is generally limited to defective merchandise, and gives rise to variable consideration. Revenue is recognized based on the most likely amount to which we are expected to be entitled. The estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty is resolved. We make estimates of product returns based on significant historical experience. We record our sales return reserve as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses and as a reduction of cost of sales and an associated right of return asset. At December 31, 2021, we recorded sales reserves of $4.2 million and $0.2 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2020, we recorded sales reserves of $4.0 million and $0.3 million as components of accounts receivable and accrued expenses, respectively.

We regularly evaluate the adequacy of our estimates for product returns. Future market conditions and product transitions may require us to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, we would be required to increase or reduce revenue to reflect the impact.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ current creditworthiness. Our allowance for credit losses is generally computed by (1) applying specific percentage reserves on accounts that are past due, and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of certain of our customers were to deteriorate, or if we noted there was a lengthening of the timing of the settlement of receivables that was symptomatic of a general deterioration in the ability of our customers to pay, we would have to increase our allowance for credit losses. This would negatively impact our earnings. Our cash flows would be impacted to the extent that receivables could not be collected. For example, during the year ended December 31, 2021, we experienced delays in collecting amounts owed to us, and in some cases, we may be unable to collect amounts owed to us altogether. As a result of these delays and other considerations, we recorded bad debt expenses for reserve for credit losses for $3.3 million for the year ended December 31, 2021. During the year ended December 31, 2020, we recorded $3.3 million bad debt expenses for reserve for credit losses.

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

Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $3.9 million in 2021 and $0.1 million in 2020.

Considerable estimate is used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income.

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

Estimate is used to determine the quarterly inventory allowance provision. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. We recorded obsolescence charges of $2.7 million, $1.7 million, and $3.4 million for the years ended 2021, 2020 and 2019, respectively. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

Value of Goodwill and Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheet, which are all currently classified as held for use. These include property and equipment, identifiable intangibles, an internet domain name, which is an indefinite-lived intangible asset not subject to amortization, and goodwill. An impairment review is undertaken on (1) an annual basis for goodwill and an indefinite-lived intangible; and (2) on an event-driven basis for all long-lived assets when facts and circumstances suggest that cash flows from such assets may be diminished. We have historically reviewed the carrying value of all these assets based partly on our projections of cash flows. Any impairment charge that is recorded negatively impacts our earnings.

Our Enterprise Solutions and Business Solutions segments hold $66.2 million and $7.4 million of goodwill, respectively. We test goodwill for impairment each year and more frequently if potential impairment indicators arise. In 2021 and 2020, we performed a “step 0” qualitative analysis. ASC 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events. Based on the qualitative analysis, the Company determined goodwill was not impaired for the years ended December 31, 2021 and 2020. While we believe that our conclusions are reasonable, different assumptions could materially affect our valuations and result in impairment charges against the carrying values of those remaining assets in our Enterprise Solutions and Business Solutions segments. However, at December 31, 2021, a 10 percent decline in projected cash flows or 10 percent increase in the discount rate would not result in an impairment.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our bank line of credit provides for borrowings which bear interest at variable rates based on the greatest of (i) the prime rate (3.25% at December 31, 2021), (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month London Interbank Offered Rate, or LIBOR, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our bank of line credit exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Our average outstanding borrowings during 2021 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material. Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be subject to inflation in the future.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PC Connection, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 14, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 14, 2022

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

Third Amendment to Third Amended and Restated Credit and Security Agreement.

We entered into a Third Amended and Restated Credit and Security Agreement on February 24, 2012, by and among us, the guarantors party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., or Citizens, as agent for the lenders, pursuant to which we may borrow up to $50.0 million, which amount may be increased to $80.0 million at our option in certain circumstances, or the Credit Facility. The Credit Facility includes various customary financial ratios and affirmative and negative operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions.

On December 2, 2021, we, as borrower, and GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc. and GlobalServe, Inc., as guarantors, entered into the Third Amendment to Third Amended and Restated Credit and Security Agreement with Citizens, as a lender and as agent for the lenders, or the Third Amendment. The Third Amendment, among other things, (i) extended the maturity date of the Credit Agreement from February 10, 2022 to March 31, 2025, (ii) replaced the Eurodollar Rate with the LIBOR Rate, (iii) replaced the Base Rate with the Alternate Base Rate, which is defined as a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% per annum and (c) the Adjusted LIBOR Rate in effect on such day for deposits in dollars for a one month or three month interest period plus 1.00% per annum, provided that the Alternate Base Rate shall at no time be less than 0% per annum and (iv) modified the LIBOR Rate provisions to provide for a successor benchmark using the secured overnight financing rate, or SOFR. In connection with the Third Amendment, we paid a one-time facility fee to Citizens. Capitalized terms used in this Item 9B. and not otherwise defined herein shall have the respective meanings ascribed to them in the Third Amendment. The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, which is filed as Exhibit 10.49 hereto and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

In addition to the information included below, the information included under the headings “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics Policy,” “Director Candidates,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC (the “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Information about our Executive Officers

Our executive officers and their ages as of March 14, 2022 are as follows:

Name	Age	Position
Patricia Gallup	67	Chair and Chief Administrative Officer
Timothy McGrath	63	President and Chief Executive Officer
Thomas Baker	56	Senior Vice President, Chief Financial Officer and Treasurer

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

Thomas Baker has served as our Chief Financial Officer and as a member of our executive management team since he joined the Company since March 2019. Prior to joining the Company, Mr. Baker had served as Corporate Vice President and Chief Financial Officer for the New Markets and Service Group at Applied Materials, Inc., a semiconductor capital equipment company, since 2013.

Code of Business Conduct and Ethics

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information included under the headings “Certain Relationships and Related Transactions,” “Policies and Procedures for Related Person Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information included under the heading “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement is incorporated herein by reference.

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

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.1(5)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.2(10)	Amended and Restated Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
4.2 (28)	Description of Securities Registered Under Section 12 of the Exchange Act
9.1(1)*	Form of 1998 PC Connection Voting Trust Agreement among the Registrant, Patricia Gallup individually and as a trustee, and David Hall individually and as trustee.
10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2 (29)*	2020 Stock Incentive Plan.
10.3(21)*	Amended and Restated 2007 Stock Incentive Plan, as amended.
10.4(23)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.5(9)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.
10.6(9)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.
10.7(15)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.8(15)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.9(17)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.
10.10(19)*	Executive Bonus Plan, as amended.
10.11(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.12(11)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.
10.13(7)	Agreement for Inventory Financing, dated as of October 31, 2002, by and among the Registrant, Merrimack Services Corporation, GovConnection, Inc., MoreDirect, Inc., and IBM Credit Corporation.
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

10.46(30)	Incentive and Retention agreement, dated as of March 15, 2021, between the Registrant and Timothy McGrath.
10.47(30)	Incentive and Retention agreement, dated March 15, 2021, between the Registrant and Thomas Baker
10.48(29)	Form of Restricted Stock Units for 2020 Stock Incentive Plan
10.49**

Third Amendment, dated December 2, 2021, to the Third Amended and Restated Credit and Security Agreement, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH **	Inline XBRL Taxonomy Extension Schema Document.
101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	Inline XBRL Taxonomy Label Linkbase Document.
101.PER **	Inline XBRL Taxonomy Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2001.
(4)	Incorporated by reference from exhibits filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 17, 2001.
(5)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(6)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 2003.
(7)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2004.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 30, 2006.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 10, 2007.

(10)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(11)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 12, 2008.
(12)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 11, 2008.
(13)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2008.
(14)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 16, 2009.
(15)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2010.
(16)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on February 28, 2012.
(17)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 8, 2012.
(18)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 4, 2013.
(19)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on May 29, 2013.
(20)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 9, 2014.
(21)	Incorporated by reference from Appendix A filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 9, 2019.
(22)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 31, 2014.
(23)	Incorporated by reference from Appendix B filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 9, 2019.
(24)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 16, 2017.
(25)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 3, 2017.
(26)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 2, 2019.
(27)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 30, 2019.
(28)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-K, filed on February 6, 2020.
(29)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, filed on March 16, 2021.
(30)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 7, 2021.

*     Management contract or compensatory plan or arrangement.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019, (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, and (v) Notes to Consolidated Financial Statements.

Attached as Exhibit 104 to this report is the Cover Page Interactive Data File (embded within the Inline XBRL document).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 14, 2022
	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2022

/s/ THOMAS C. BAKER
Thomas C. Baker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2022

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	March 14, 2022

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	March 14, 2022

/s/ BARBARA DUCKETT
Barbara Duckett	Director	March 14, 2022

/s/ JACK FERGUSON
Jack Ferguson	Director	March 14, 2022

/s/ Gary Kinyon
Gary Kinyon	Director	March 14, 2022

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PC Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, changes in Stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Refer to Notes 1 and 2 to the financial statements

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
● Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
● Tested management's identification and treatment of contract terms.
● Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
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

March 14, 2022

We have served as the Company's auditor since 1984

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$108,310	$95,655
Accounts receivable, net	607,532	611,021
Inventories, net	206,555	140,867
Prepaid expenses and other current assets	10,016	11,437
Total current assets	932,413	858,980
Property and equipment, net	61,011	61,537
Right-of-use assets	9,579	12,821
Goodwill	73,602	73,602
Intangibles assets, net	5,868	7,088
Other assets	910	1,345
Total Assets	$1,083,383	$1,015,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$281,836	$266,846
Accrued payroll	30,966	17,828
Accrued expenses and other liabilities	61,830	57,586
Total current liabilities	374,632	342,260
Deferred income taxes	19,278	18,525
Noncurrent operating lease liabilities	6,789	9,631
Other liabilities	211	8,630
Total Liabilities	400,910	379,046
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized, 29,025 and 28,943 issued, 26,252 and 26,170 outstanding at December 31, 2021 and 2020, respectively	290	289
Additional paid-in capital	122,354	119,891
Retained earnings	605,766	562,084
Treasury stock at cost, 2,773 and 2,773 shares at December 31, 2021 and 2020, respectively	(45,937)	(45,937)
Total Stockholders’ Equity	682,473	636,327
Total Liabilities and Stockholders’ Equity	$1,083,383	$1,015,373

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$2,892,595	$2,590,290	$2,820,034
Cost of sales	2,428,016	2,171,483	2,368,724
Gross profit	464,579	418,807	451,310
Selling, general and administrative expenses	368,062	345,741	338,635
Restructuring and other charges	—	992	703
Income from operations	96,517	72,074	111,972
Other income, net	5	1,122	707
Income before taxes	96,522	73,196	112,679
Income tax provision	(26,616)	(17,431)	(30,568)
Net income	$69,906	$55,765	$82,111

Earnings per common share:
Basic	$2.67	$2.13	$3.12
Diluted	$2.65	$2.12	$3.10

Shares used in computation of earnings per common share:
Basic	26,196	26,157	26,335
Diluted	26,364	26,336	26,505

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2018	28,787	$288	$115,842	$441,010	(2,391)	$(31,237)	$525,903
Issuance of common stock under Employee Stock Purchase Plan	32	—	1,253	—	—	—	1,253
Stock-based compensation expense	—	—	1,863	—	—	—	1,863
Restricted stock units vested	51	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(913)	—	—	—	(913)
Repurchase of common stock for treasury	—	—	—	—	(135)	(4,478)	(4,478)
Dividend declaration	—	—	—	(8,427)	—	—	(8,427)
Net income	—	—	—	82,111	—	—	82,111
Balance - December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312
Issuance of common stock under Employee Stock Purchase Plan	12	—	536	—	—	—	536
Stock-based compensation expense	—	—	2,668	—	—	—	2,668
Restricted stock units vested	61	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,357)	—	—	—	(1,357)
Repurchase of common stock for treasury	—	—	—	—	(247)	(10,222)	(10,222)
Dividend declaration	—	—	—	(8,375)	—	—	(8,375)
Net income	—	—	—	55,765	—	—	55,765
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	(2,773)	$(45,937)	$636,327
Stock-based compensation expense	—	—	4,231	—	—	—	4,231
Restricted stock units vested	82	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,767)	—	—	—	(1,767)
Dividend declaration	—	—	—	(26,224)	—	—	(26,224)
Net income	—	—	—	69,906	—	—	69,906
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	(2,773)	$(45,937)	$682,473

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows provided by Operating Activities:
Net income	$69,906	$55,765	$82,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,202	13,603	13,314
Adjustments to credit losses reserve	3,307	3,316	25
Stock-based compensation expense	4,231	2,668	1,863
Deferred income taxes	753	(1,645)	2,986
Gain from life insurance	—	(1,061)	—
(Gain) loss on disposal of fixed assets	(36)	28	213
Changes in assets and liabilities:
Accounts receivable	(1,318)	(63,650)	(101,953)
Inventories	(65,688)	(16,201)	(5,471)
Prepaid expenses and other current assets	1,421	622	(1,476)
Other non-current assets	435	(398)	264
Accounts payable	14,814	32,515	34,960
Accrued expenses and other liabilities	17,727	10,536	9,767
Net cash provided by operating activities	57,754	36,098	36,603
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(10,302)	(11,033)	(25,656)
Proceeds from sale of equipment	69	—	—
Proceeds from life insurance	1,500	—	—
Net cash used in investing activities	(8,733)	(11,033)	(25,656)
Cash Flows used in Financing Activities:
Purchase of treasury shares	—	(10,222)	(4,478)
Dividend payments	(34,599)	(8,427)	(8,452)
Issuance of stock under Employee Stock Purchase Plan	—	536	1,253
Payment of payroll taxes on stock-based compensation through shares withheld	(1,767)	(1,357)	(913)
Net cash used in financing activities	(36,366)	(19,470)	(12,590)
Increase (decrease) in cash and cash equivalents	12,655	5,595	(1,643)
Cash and cash equivalents, beginning of year	95,655	90,060	91,703
Cash and cash equivalents, end of year	$108,310	$95,655	$90,060

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$334	$442	$1,463
Dividend declarations	—	8,375	8,427
Life insurance recorded as receivable	—	1,500	—
Supplemental Cash Flow Information:
Income taxes paid	$21,465	$19,441	$28,460

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a Fortune 1000 Global Solutions Provider that simplifies the information technology, or IT, purchasing experience, guiding the connection between people and technology. The Company’s dedicated Account Managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. The Company provides a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that the Company purchases from manufacturers, distributors, and other suppliers. The Company also offers comprehensive portfolio of managed services and professional services. These services are performed by the Company’s personnel and by third-party providers. The Company’s GlobalServe offering ensures worldwide coverage for the Company’s multinational customers, delivering global procurement solutions through the Company’s network of incountry suppliers in over 150 countries.

The Company operates through three sales segments:

•Connection Enterprise Solutions (formerly MoreDirect)—serving large enterprise customers (Large Accounts)

•Connection Business Solutions (formerly PC Connection Sales Corp)—serving SMBs

•Connection Public Sector Solutions (formerly GovConnection)—serving federal, state, and local government and educational institutions

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of our cash equivalents approximates fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance includes a fair value hierarchy that priorities the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as as follows:

●	Level 1: Quoted prices for identical assets or liabilities in active markets.;

●	Level 2: Observable inputs other than those described as Level 1;

●	Level 3: Unobservable inputs that are supportable by little or no market activities and are based on significant assumptions and estimates.;

The company’s money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. It is included as cash equivalents within the Company’s consolidated balance sheet and is categorized as a level 1 measurement.

The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $4,748 and $3,776 at December 31, 2021 and 2020, respectively.

Accounts Receivable

Account receivable are recorded at the invoice amount, net of allowances. Customers are evaluated for their credit worthiness at the time of contract inception and, the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and customer creditworthiness. Based on the results of the credit assessments, the Company will extend credit under its standard payment terms or may request alternative early payment actions. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur. We assess collectability by reviewing account receivable on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with collectability issues, and if necessary, records a reserve against those receivables it determines may not be collectable. Trade receivables are written off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received.

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

Advertising Costs and Vendor Consideration

Vendors have the ability to fund advertising activities for which the Company receives advertising consideration. This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against selling, general and administrative expenses (“SG&A”) expenses. Advertising consideration that cannot be associated with a specific program or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales. The Company’s vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, the Company classifies substantially all vendor consideration as a reduction of cost of sales rather than a reduction of advertising expense. Other advertising costs are expensed as incurred. Advertising expense, which is classified as a component of SG&A expenses, totaled $15,827, $14,021, and $19,407 for the years ended December 31, 2021, 2020, and 2019, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The estimated useful lives of the assets range from three to seven years. Computer software, including licenses and internally developed software, is capitalized and amortized over lives generally ranging from three to ten years. Depreciation is recorded using the straight-line method. Leasehold improvements and facilities under capital leases are amortized over the terms of the related leases or their useful lives, whichever is shorter, whereas for income tax reporting purposes, they are amortized over the applicable tax lives.

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

When events or circumstances indicate a potential impairment, the Company evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. The Company recognizes impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. No property and equipment impairment was recognized for each of the years ended December 31, 2021, 2020 and 2019.

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

Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles, are written down to their respective fair values. No intangible assets impairment was recognized for each of the years ended December 31, 2021, 2020 and 2019.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for more than 4% of total net sales in 2021, 2020, and 2019.

Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 23%, 23% and 12% respectively, of our total product purchases in 2021. Product purchases from Ingram Micro, Inc., TD Synnex Corporation and HP Inc. accounted for approximately 21%, 15% and 12% respectively, of the Company’s total product purchases in 2020. Product purchases from Ingram Micro, Inc., TD Synnex Corporation and HP Inc. accounted for approximately 21%, 14% and 8% respectively, of the Company’s total product purchases in 2019. No other singular vendor supplied more than 10% of the Company’s total product purchases in 2021, 2020 and 2019. We believe that, while the Company may experience some short-term disruption if products from Ingram Micro, Inc., TD Synnex Corporation, Dell Inc., and HP Inc., or any of these vendors become unavailable to us, alternative sources for these products are available.

Products manufactured by HP Inc. collectively represented approximately 15% of the Company’s net sales in 2021, 18% in 2020 and 19% in 2019. In the event the Company experiences either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on the Company’s results of operations and cash flows.

Restructuring and other charges

Restructuring and other charges are presented separately from SG&A expenses. In the years ended December 31 2020 and 2019, we undertook actions across the business to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and related costs of $1.0 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. There were no restructuring related costs incurred for the year ended December 31, 2021.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	2021	2020	2019
Numerator:
Net income	$69,906	$55,765	$82,111
Denominator:
Denominator for basic earnings per share	26,196	26,157	26,335
Dilutive effect of employee stock awards	168	179	170
Denominator for diluted earnings per share	26,364	26,336	26,505
Earnings per share:
Basic	$2.67	$2.13	$3.12
Diluted	$2.65	$2.12	$3.10

For the years ended December 31, 2021, 2020, and 2019, the Company did not exclude any outstanding nonvested stock units or stock options from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

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

The Company uses its own engineering personnel to assist in projects involving the design and installation of systems and networks, and also engages third-party service providers to perform warranty maintenance, implementations, asset disposal, and other services. Service revenue is recognized in general over time as the Company performs the underlying services and satisfies its performance obligations. The Company evaluates such engagements to determine whether it is the principal or the agent in each transaction. For those transactions in which the Company does not control the service, the Company acts as an agent and recognizes the transaction revenue on a net basis at a point in time when the vendor and customer accept the terms and conditions in the sales arrangement.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the year ended December 31, 2021, 2020 and 2019, along with the reportable segment for each category.

	For the Year Ended December 31, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$426,022	$428,868	$241,146	$1,096,036
Desktops	87,822	140,468	45,989	274,279
Software	120,104	119,423	39,611	279,138
Servers/Storage	92,922	66,027	37,081	196,030
Net/Com Products	81,681	86,454	34,336	202,471
Displays and Sound	99,474	125,610	59,153	284,237
Accessories	115,048	179,249	44,104	338,401
Other Hardware/Services	75,423	103,360	43,220	222,003
Total net sales	$1,098,496	$1,249,459	$544,640	$2,892,595

	For the Year Ended December 31, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$319,046	$303,471	$203,090	$825,607
Desktops	89,828	129,011	36,744	255,583
Software	124,681	115,596	42,793	283,070
Servers/Storage	93,535	76,107	42,694	212,336
Net/Com Products	75,141	96,203	47,930	219,274
Displays and Sound	85,769	78,312	51,502	215,583
Accessories	113,402	201,562	47,504	362,468
Other Hardware/Services	64,630	115,307	36,432	216,369
Total net sales	$966,032	$1,115,569	$508,689	$2,590,290

	For the Year Ended December 31, 2019
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$317,282	$322,530	166,132	$805,944
Desktops	127,373	154,602	63,949	345,924
Software	146,287	133,584	54,956	334,827
Servers/Storage	105,617	72,445	60,334	238,396
Net/Com Products	94,340	72,185	52,776	219,301
Displays and Sound	88,667	105,172	56,183	250,022
Accessories	98,890	211,772	46,647	357,309
Other Hardware/Services	81,593	121,530	65,188	268,311
Total net sales	$1,060,049	$1,193,820	$566,165	$2,820,034

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$8,628	$3,509

Changes in the contract liability balances during the years ended December 31, 2021 and 2020 are as follows (in thousands):

2021
Balances at December 31, 2020	$3,509
Cash received in advance and not recognized as revenue	28,114
Amounts recognized as revenue as performance obligations satisfied	(22,995)
Balances at December 31, 2021	$8,628

2020
Balances at December 31, 2019	$5,942
Cash received in advance and not recognized as revenue	10,800
Amounts recognized as revenue as performance obligations satisfied	(13,233)
Balances at December 31, 2020	$3,509

k

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is held by the Company’s Large Account and SMB segments. Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of November 30 and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value.

In 2021 and 2020, the Company performed a qualitative “step 0”analysis. ASC 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events.

Based on the above qualitative analysis, the Company determined goodwill was not impaired for the years ended December 31, 2021 and 2020.

The carrying amount of goodwill for the periods presented is detailed below:

Balance at December 31, 2021	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Balance at December 31, 2020	SMB	Large Account	Public Sector	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Intangible Assets

At December 31, 2021, the Company’s intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization. In addition, in 2016 the Company acquired customer relationships from its Softmart and GlobalServe acquisitions, which are amortized on a straight-line basis over their estimated useful lives of 10 years. The Company’s remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets. Intangible assets and related accumulated amortization are detailed below:

		December 31, 2021			December 31, 2020
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	8	$3,400	$3,400	$—	$3,400	$3,400	$—
Tradename	5	1,190	1,190	—	1,190	1,190	—
Customer relationships	10	12,200	6,782	5,418	12,200	5,562	6,638
Total intangible assets		$16,790	$11,372	$5,418	$16,790	$10,152	$6,638

In 2021, 2020, and 2019, the Company recorded amortization expense of $1,220, $1,220, and $1,257, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows:

For the Years Ended December 31,
2022	$1,220
2023	1,220
2024	1,220
2025	1,220
2026	538
$5,418

.

4.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2021	2020
Trade	$568,964	$553,823
Vendor consideration, returns and other	47,506	66,461
Due from employees	105	159
Total gross accounts receivable	616,575	620,443
Allowances for:
Sales returns	(4,218)	(4,014)
Credit losses	(4,825)	(5,408)
Accounts receivable, net	$607,532	$611,021

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2021	2020
Computer software, including licenses and internally-developed software	$96,264	$100,285
Furniture and equipment	37,040	35,788
Leasehold improvements	8,668	8,683
Total	141,972	144,756
Accumulated depreciation and amortization	(80,961)	(83,219)
Property and equipment, net	$61,011	$61,537

We recorded depreciation and amortization expense for property and equipment of $10,982, $12,383, and $12,057 in 2021, 2020, and 2019, respectively.

6. LEASES

The Company leases certain facilities from a related party, which is affiliated with the Company through common ownership. Included in the right-of-use asset as of December 31, 2021 was $2,318 and a corresponding lease liability of $2,318 associated with related party leases.

As of December 31, 2021, the Company had no leases that were classified as financing leases and there were no additional operating or financing leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the year ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$1,253	$3,021	$4,274
Short-term lease cost	426	92	518
Total lease cost	$1,679	$3,113	$4,792

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,253	$3,128	$4,381

Weighted-average remaining lease term (in years):
Capitalized operating leases	1.92	4.46	3.89

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.92%	3.92%

	Year Ended December 31, 2020
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$1,385	$3,170	$4,555
Short-term lease cost	295	14	309
Total lease cost	$1,680	$3,184	$4,864

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,385	$3,272	$4,657

Weighted-average remaining lease term (in years):
Capitalized operating leases	2.92	5.57	4.89

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.92%	3.92%

As of December 31, 2021, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2022	$1,253	$2,471	$3,724
2023	1,149	1,948	3,097
2024	—	1,644	1,644
2025	—	1,577	1,577
2026	—	888	888
Thereafter	—	1	1
	$2,402	$8,529	$10,931

Imputed interest			(720)
Lease liability balance at December 31, 2021			$10,211

As of December 31, 2021, the ROU asset had a balance of $9,579. The long-term lease liability was $6,789 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,422.

As of December 31, 2020, the ROU asset had a balance of $12,821 The long-term lease liability was $9,631 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,928.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2021	2020
Customer and vendor deposits	$33,429	$28,438
Sales tax	10,471	8,400
Dividend Payable	—	8,375
Short term lease liability	3,422	3,928
Other	14,508	8,445
Accrued expenses and other liabilities	$61,830	$57,586

8.   GAIN ON LIFE INSURANCE

The Company owns and is the beneficiary of one life insurance policy on Patricia Gallup, the Company’s Chair and Chief Administrative Officer. This policy had a total cash value recorded as “Other assets” on the Company’s balance sheet of approximately $200 as of December 31, 2021 and December 31, 2020 respectively.

On November 14, 2020, David Hall, one of the Company co-founders and a member of the Company’s Board of Directors passed away. The Company owned and was the beneficiary of two life insurance policies on Mr. Hall. These policies had a total cash value of approximately $400 recorded as “Other assets” on the Company’s balance sheet as of December 31, 2019. After the death of Mr. Hall, $1,500 was recorded as receivable on the Company’s balance sheet in 2020. The difference between the total insurance proceeds and the cash surrender value of the policies was $1,061, which was recorded as non-operating income for the year ended December 31, 2020. The life insurance proceeds were received in 2021, which are not subject to federal or state income taxes.

9.   BANK BORROWINGS

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at greatest of (i) the prime rate (3.25% at December 31, 2021), (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month London Interbank Offered Rate (“LIBOR”), plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges (Adjusted EBITDA). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. The Company had no outstanding bank borrowings at December 31, 2021 or 2020, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility. As of December 31, 2021, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

In December of 2021, we entered into an amendment to our credit facility to, among other things, extend the maturity date to March 31, 2025, at which time any amounts outstanding shall become due. See “Part II – Item 9b. Other Information – Third Amendment to Third Amended and Restated Credit and Security Agreement” for additional information.

10.   STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding at December 31, 2021 or 2020.

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

There was no shares repurchases during the year ended December 31, 2021. The Company repurchased 247 and 135 shares for $10.2 million and $4.5 million during the years ended December 31, 2020 and 2019, respectively, under Board-authorized repurchase programs. As of December 31, 2021, the Company has repurchased an aggregate of 2,599 shares for $42.3 million under Board-authorized repurchase programs, and the maximum approximate dollar value of shares that may yet be purchased under the Company’s existing Board-authorized program is $12.7 million.

Dividend Payments

The following table summarizes the Company’s special cash dividends declared in the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Dividend per share	$1.00	$0.32	$0.32
Stockholder record date	11/18/2021	1/12/2021	12/27/2019
Total dividend	$26,224	$8,375	$8,427
Payment date	12/03/2021	1/29/2021	1/10/2020

The dividends paid in January 2020 and 2019 were included in accrued expenses and other liabilities at December 31, 2020 and 2019, respectively. Declaration of any future cash dividends will depend upon the Company’s financial position, strategic plans, and general business conditions.

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

In 2020, the Board adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan (the “2020 plan”), which replaces the Amended and Restated 2007 Stock Incentive Plan. The 2020 plan extended the term of the Restated 2007 plan and authorized the issuance of 350 shares of common stock plus any shares that remain available for grant under the Restated 2007 plan. As of December 31, 2021, there were 188 shares eligible for future grants under the 2020 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the Company’s stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, employees are eligible to purchase Company stock at 95% of the purchase price as of the last business day of each six-month offering period. An aggregate of 1,203 shares of common stock has been reserved for issuance under the Purchase Plan, of which 1,200 shares have been purchased. The Purchase Plan was suspended by the Board since June, 2020. No decision has been made whether to resume the Purchase Plan as of December 31, 2021.

Accounting for Share-Based Compensation

The Company measures the grant date fair value of equity awards given to employees and recognize that cost, adjusted for forfeitures, over the period that services are performed. The Company values grants with multiple vesting periods as a single award, estimates expected forfeitures based upon historical patterns of employee turnover, and records share-based compensation as a component of SG&A expenses.

The following table summarizes the share-based compensation expenses included in the consolidated statements of net income (dollars in thousands):

	2021	2020	2019
Pre-tax expense for nonvested units	$4,231	$2,668	$1,863
Tax benefit	(1,167)	(635)	(505)
Net effect on net income	$3,064	$2,033	$1,358

In 2021, 2020, and 2019, the Company issued nonvested stock units that settle in stock and vest over periods up to six years. Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of our common stock on the grant date. The following table summarizes our nonvested stock unit activity in 2021:

	Nonvested Stock Units
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2021	460	$32.17
Granted	180	46.02
Vested	(120)	31.37
Canceled	(11)	44.66
Nonvested at December 31, 2021	509	36.98

The weighted-average grant-date fair value of nonvested stock units granted in 2021, 2020 and 2019 was $46.02, $44.31 and $42.06, respectively. The total fair value of nonvested stock units that vested in 2021, 2020, and 2019 was $5,529, $4,044, and $3,476, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $17,366 as of December 31, 2021, and is expected to be recognized over a weighted-average period of approximately 3.6 years. The aggregate intrinsic value of the nonvested stock units at December 31, 2021, which is calculated based on the positive difference between the fair value of the Company’s stock on December 31, 2021 and the grant price of the underlying awards, was $21,934.

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

	2021	2020	2019
Units issued	—	—	—
Compensation expense	$425	$840	$1,802

11.   INCOME TAXES

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$18,450	$13,350	$20,481
State	7,413	5,726	7,101
Total current	25,863	19,076	27,582
Deferred:
Federal	655	(1,108)	2,186
State	98	(537)	800
Total deferred	753	(1,645)	2,986
Provision for income taxes	$26,616	$17,431	$30,568

The components of the deferred taxes at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Allowance for credit losses	$1,266	$1,418
Inventory costs capitalized for tax purposes	254	165
Inventory valuation reserves	402	271
Sales return reserves	164	158
Deductible expenses, primarily employee-benefit related	18	661
Accrued compensation	2,792	3,295
Operating lease liability	2,668	3,559
Other	1,399	1,475
Compensation under non-statutory stock option agreements	866	393
State tax loss carryforwards	1,411	1,079
Total gross deferred tax assets	11,240	12,474
Less: Valuation allowance	(1,174)	(942)
Net deferred tax assets	10,066	11,532

Deferred tax liabilities:
Goodwill and other intangibles	(14,243)	(13,625)
Property and equipment	(12,552)	(12,976)
Right-of-use assets	(2,503)	(3,366)
Prepaid expenses	(46)	(90)
Total gross deferred tax liabilities	(29,344)	(30,057)
Net deferred tax liability	$(19,278)	$(18,525)

Current deferred tax assets	$—	$—
Noncurrent deferred tax liability	(19,278)	(18,525)
Net deferred tax liability	$(19,278)	$(18,525)

The Company has deferred tax assets from state net operating loss carryforwards aggregating $1,786 at December 31, 2021 representing state tax benefits, net of federal taxes, of approximately $1,411. These loss carryforwards are subject to five, fifteen, or twenty-year carryforward periods, with $3 expiring in 2022, $3 expiring in 2023, $4 expiring in 2024, $4 expiring in 2025, $3 expiring in 2026, $1,516 expiring beyond 2026, and $253 with no expiration. The Company has provided valuation allowances of $1,174 and $942 at December 31, 2021 and 2020, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that the Company believes are not likely to be realized. The net change in the total valuation allowance reflects a $232 increase in 2021, and a $50 decrease in 2020, respectively.

A reconciliation of the Company’s 2021, 2020, and 2019 income tax provision to total income taxes at the statutory federal tax rate is as follows:

	2021	2020	2019
Federal income taxes, at statutory tax rate	$20,270	$15,378	$23,663
State income taxes, net of federal benefit	5,954	3,987	6,977
Nondeductible expenses	645	365	651
Tax credits	—	(2,093)	—
Other, net	(253)	(206)	(723)
Income tax provision	$26,616	$17,431	$30,568

The Company files one consolidated U.S. Federal income tax return that includes all of its subsidiaries as well as several consolidated, combined, and separate Company returns in many U.S. state tax jurisdictions. The tax years 2017-

2020 remain open to examination by the major state taxing jurisdictions in which the Company files. The tax years 2018-2020 remain open to examination by the Internal Revenue Service.

A reconciliation of unrecognized tax benefits for 2021, 2020, and 2019, is as follows:

	2021	2020	2019
Balance at January 1,	$—	$—	$368
Additions on tax positions of prior years	—	—	—
Lapses of applicable statute of limitations	—	—	(368)
Settlements	—	—	—
Balance at December 31,	$—	$—	$—

For the year ended December 31, 2019, the unrecognized tax benefits decreased by $368 related to the expiration of various state statute of limitation periods.

Previously, the Company recognized interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual was included as a component of our liability for unrecognized income tax benefits. The Company did not recognize any interest and penalties for the years ended December 31, 2021, 2020 or 2019.

12.   EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2021, 2020, and 2019. The Company made matching contributions to the employee savings element of such plan of $5,951, $5,656, and $2,778 in 2021, 2020, and 2019, respectively.

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s reportable operating segments for the years ended December 31, 2021, 2020, and 2019 is shown below:

	Years Ended December 31,

	2021	2020	2019
Net sales:
Business Solutions	$1,098,496	$966,032	$1,060,049
Enterprise Solutions	1,249,459	1,115,569	1,193,820
Public Sector Solutions	544,640	508,689	566,165
Total net sales	$2,892,595	$2,590,290	$2,820,034
Operating income (loss):
Business Solutions	$43,783	$32,351	$52,557
Enterprise Solutions	74,653	59,382	67,837
Public Sector Solutions	(4,928)	(2,763)	7,319
Headquarters/Other	(16,991)	(16,896)	(15,741)
Total operating income	96,517	72,074	111,972
Other (expenses) income, net	5	1,122	707
Income before taxes	$96,522	$73,196	$112,679
Selected operating expense:
Depreciation and amortization:
Business Solutions	$655	$636	$596
Enterprise Solutions	2,408	2,771	2,474
Public Sector Solutions	62	60	89
Headquarters/Other	9,077	10,136	10,155
Total depreciation and amortization	$12,202	$13,603	$13,314
Total assets:
Business Solutions	$401,624	$365,366
Enterprise Solutions	645,938	588,264
Public Sector Solutions	84,787	96,233
Headquarters/Other	(48,966)	(34,490)
Total assets	$1,083,383	$1,015,373

The assets of the Company’s operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Goodwill of $66,236 and $7,366 is held by the Enterprise Solutions and Business Solutions segments, respectively, as of December 31, 2021. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment and intercompany balance, net. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $39,390 and $43,388 for the years ended December 31, 2021 and 2020, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These systems serve all of the Company’s subsidiaries, to varying degrees, and as a result, the CODM does not evaluate capital expenditures on a segment basis.

Substantially all of the Company’s sales in 2021, 2020, and 2019 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 2% of total net sales in 2021, 2020, and 2019. All of the Company’s assets at December 31, 2021 and 2020 were located in the United States. The Company’s primary target customers are SMBs, medium-to-large corporate accounts, and federal, state, and local government agencies, educational institutions, and medium-to-large corporate accounts.

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2019	$3,397	27,943	(27,874)	$3,466
Year Ended December 31, 2020	$3,466	29,435	(28,887)	$4,014
Year Ended December 31, 2021	$4,014	32,635	(32,431)	$4,218

Allowance for Credit Losses
Year Ended December 31, 2019	$3,102	25	(925)	$2,202
Year Ended December 31, 2020	$2,202	3,316	(110)	$5,408
Year Ended December 31, 2021	$5,408	3,307	(3,890)	$4,825

S-1