Form 10-Q
period 2022-03-31
PC CONNECTION INC
filed 2022-05-05
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2022

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of April 29, 2022 was 26,267,049.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$67,409	$108,310
Accounts receivable, net	634,142	607,532
Inventories, net	234,601	206,555
Prepaid expenses and other current assets	14,588	10,016
Total current assets	950,740	932,413
Property and equipment, net	60,835	61,011
Right-of-use assets	9,201	9,579
Goodwill	73,602	73,602
Intangibles, net	5,563	5,868
Other assets	878	910
Total Assets	$1,100,819	$1,083,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$271,411	$281,836
Accrued payroll	26,839	30,966
Accrued expenses and other liabilities	71,553	61,830
Total current liabilities	369,803	374,632
Deferred income taxes	19,278	19,278
Noncurrent operating lease liabilities	6,077	6,789
Other liabilities	179	211
Total Liabilities	395,337	400,910
Stockholders’ Equity:
Common Stock	290	290
Additional paid-in capital	123,571	122,354
Retained earnings	627,558	605,766
Treasury stock, at cost	(45,937)	(45,937)
Total Stockholders’ Equity	705,482	682,473
Total Liabilities and Stockholders’ Equity	$1,100,819	$1,083,383

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$788,344	$636,892
Cost of sales	660,038	536,372
Gross profit	128,306	100,520
Selling, general and administrative expenses	98,172	86,400
Income from operations	30,134	14,120
Other expenses, net	(3)	(7)
Income before taxes	30,131	14,113
Income tax provision	(8,339)	(3,929)
Net income	$21,792	$10,184
Earnings per common share:
Basic	$0.83	$0.39
Diluted	$0.83	$0.39
Shares used in computation of earnings per common share:
Basic	26,255	26,172
Diluted	26,405	26,360

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	(2,773)	$(45,937)	$682,473
Stock-based compensation expense	—	—	1,382	—	—	—	1,382
Restricted stock units vested	9	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(165)	—	—	—	(165)
Net income	—	—	—	21,792	—	—	21,792
Balance - March 31, 2022	29,034	$290	$123,571	$627,558	(2,773)	$(45,937)	$705,482

	Three Months Ended March 31, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	(2,773)	$(45,937)	$636,327
Stock-based compensation expense	—	—	1,066	—	—	—	1,066
Restricted stock units vested	5	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(82)	—	—	—	(82)
Net income	—	—	—	10,184	—	—	10,184
Balance - March 31, 2021	28,948	$289	$120,875	$572,268	(2,773)	$(45,937)	$647,495

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows (used in) provided by Operating Activities:
Net income	$21,792	$10,184
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,991	3,165
Adjustments to credit losses reserve	567	(70)
Stock-based compensation expense	1,382	1,066
Loss on disposal of fixed assets	10	—
Changes in assets and liabilities:
Accounts receivable	(27,177)	54,895
Inventories	(28,046)	333
Prepaid expenses and other current assets	(4,572)	(3,927)
Other non-current assets	32	(356)
Accounts payable	(10,494)	(60,862)
Accrued expenses and other liabilities	5,230	1,534
Net cash (used in) provided by operating activities	(38,285)	5,962
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(2,451)	(2,403)
Proceeds from life insurance	—	1,500
Net cash used in investing activities	(2,451)	(903)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	1,385	—
Repayment of short-term borrowings	(1,385)	—
Dividend payments	—	(8,375)
Payment of payroll taxes on stock-based compensation through shares withheld	(165)	(82)
Net cash used in financing activities	(165)	(8,457)
Decrease in cash and cash equivalents	(40,901)	(3,398)
Cash and cash equivalents, beginning of year	108,310	95,655
Cash and cash equivalents, end of year	$67,409	$92,257

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$266	$714
Supplemental Cash Flow Information:
Income taxes paid	$287	$261

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2022 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2022.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts and disclosures of assets and liabilities and the reported amounts and disclosures of revenue and expenses during the period. Management bases its estimates and judgments on the information available at the time and various other assumptions believed to be reasonable under the circumstances. By nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates and assumptions.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2022 and 2021, along with the reportable segment for each category.

	Three Months Ended March 31, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$130,434	$121,339	$56,850	$308,623
Desktops	23,559	44,864	17,988	86,411
Software	34,908	21,010	5,269	61,187
Servers/Storage	22,164	15,371	9,630	47,165
Net/Com Products	22,627	22,191	8,027	52,845
Displays and Sound	32,824	37,079	13,423	83,326
Accessories	32,241	48,007	12,932	93,180
Other Hardware/Services	21,687	25,535	8,385	55,607
Total net sales	$320,444	$335,396	$132,504	$788,344

	Three Months Ended March 31, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$94,435	$82,191	$56,974	$233,600
Desktops	21,159	30,351	7,850	59,360
Software	27,162	22,505	7,209	56,876
Servers/Storage	20,573	17,156	6,647	44,376
Net/Com Products	18,404	19,826	10,361	48,591
Displays and Sound	19,774	23,405	13,993	57,172
Accessories	25,847	43,876	10,821	80,544
Other Hardware/Services	18,980	25,975	11,418	56,373
Total net sales	$246,334	$265,285	$125,273	$636,892

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$7,043	$8,628

Changes in the contract liability balances during the three months ended March 31, 2022 and 2021 are as follows:

2022
Balance at December 31, 2021	$8,628
Cash received in advance and not recognized as revenue	3,870
Amounts recognized as revenue as performance obligations satisfied	(5,455)
Balance at March 31, 2022	$7,043

2021
Balance at December 31, 2020	$3,509
Cash received in advance and not recognized as revenue	5,259
Amounts recognized as revenue as performance obligations satisfied	(2,500)
Balance at March 31, 2021	$6,268

Note 3-Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31 ,
	2022	2021
Numerator:
Net income	$21,792	$10,184
Denominator:
Denominator for basic earnings per share	26,255	26,172
Dilutive effect of employee stock awards	150	188
Denominator for diluted earnings per share	26,405	26,360
Earnings per share:
Basic	$0.83	$0.39
Diluted	$0.83	$0.39

For the three months ended March 31, 2022 and 2021, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4-Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset (“ROU asset”) as of March 31, 2022 was $2,025 and a corresponding lease liability of $2,025 associated with related party leases.

As of March 31, 2022, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$709	$1,022	$313	$777	$1,090
Short-term lease cost	107	21	128	107	23	130
Total lease cost	$420	$730	$1,150	$420	$800	$1,220

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$687	$1,000	$313	$770	$1,083

Weighted-average remaining lease term (in years):
Capitalized operating leases	1.67	4.34	3.79	2.67	5.32	4.65

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.91%	3.92%	3.92%	3.92%	3.92%

As of March 31, 2022, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2022, excluding the three months ended March 31, 2022	$940	$2,159	$3,099
2023	1,149	2,136	3,285
2024	—	1,644	1,644
2025	—	1,577	1,577
2026	—	888	888
Thereafter	—	1	1
	$2,089	$8,405	$10,494

Imputed interest			(640)
Lease liability balance at March 31, 2022			$9,854

As of March 31, 2022, the ROU asset had a balance of $9,201. The long-term lease liability was $6,077 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,777. As of March 31, 2021, the ROU asset had a balance of $11,857. The long-term lease liability was $8,792 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,812.

Note 5–Segment Information

The internal reporting structure used by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources determines the basis for the Company’s reportable operating segments. The Company’s CODM is its Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of operating income.

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

Segment information applicable to the Company’s reportable operating segments for the three months ended March 31, 2022 and 2021 is shown below:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net sales:
Business Solutions	$320,444	$246,334
Enterprise Solutions	335,396	265,285
Public Sector Solutions	132,504	125,273
Total net sales	$788,344	$636,892
Operating income (loss):
Business Solutions	$20,673	$8,420
Enterprise Solutions	14,314	12,543
Public Sector Solutions	(1,126)	(2,753)
Headquarters/Other	(3,727)	(4,090)
Total operating income	30,134	14,120
Other expenses, net	(3)	(7)
Income before taxes	$30,131	$14,113
Selected operating expense:
Depreciation and amortization:
Business Solutions	$167	$159
Enterprise Solutions	534	716
Public Sector Solutions	20	14
Headquarters/Other	2,270	2,276
Total depreciation and amortization	$2,991	$3,165
Total assets:
Business Solutions	$426,103	$362,694
Enterprise Solutions	651,905	568,221
Public Sector Solutions	94,540	94,103
Headquarters/Other	(71,729)	(66,632)
Total assets	$1,100,819	$958,386

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment, ROU assets, and intercompany balance, net. As of March 31, 2022 and 2021, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $50,234, and $48,026, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

Note 6–Commitments and Contingencies

The Company is subject to various legal proceedings and claims, including patent infringement claims, which have arisen during the ordinary course of business. The outcome of such matters is not expected to have a material, adverse effect on the Company’s financial position, results of operations, and/or cash flows.

The Company is subject to audits by states on sales and income taxes, employment matters, and other assessments. Additional liabilities for these and other audits could be assessed, but such outcomes are not expected to have a material, adverse impact on the Company’s financial position, results of operations, and/or cash flows.

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at greatest of (i) the prime rate (3.50% on March 31, 2022), (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month London Interbank Offered Rate, plus 1.00% per annum, provided that the Alternate Base Rate shall at no time be less than 0% per annum. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges (Adjusted EBITDA). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated trailing twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of March 31, 2022, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

On February 3, 2022, the Company borrowed $1,385 under the credit facility, which was fully repaid on February 4, 2022. The Company had no outstanding bank borrowings for the quarter ended March 31, 2022 or 2021, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility on such date.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” “seek,” “plan,” “intend,” or similar terms, variations of such terms, or the negative of those terms. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

●	we have experienced variability in sales and may not be able to maintain profitable operations;
●	substantial competition could reduce our market share and may negatively affect our business;
●	we face and will continue to face significant price competition, which could result in a reduction of our profit margins;
●	the spread of COVID-19 and the imposition of related public health measures and restrictions have, and may in the future, further materially adversely impact our business, financial condition, results of operations and cash flows;
●	instability in economic conditions and government spending may adversely affect our business and reduce our operating results;
●	disruptions impacting the global supply chain, including those attributable to the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine;
●	the loss of any of our major vendors could have a material adverse effect on our business;
●	virtualization of IT resources and applications, including networks, servers, applications, and data storage may disrupt or alter our traditional distribution models;
●	the methods of distributing IT products are changing, and such changes may negatively impact us and our business;
●	we depend heavily on third-party shippers to deliver our products to customers and would be adversely affected by a service interruption by these shippers;
●	we may experience increases in shipping and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers;
●	we may experience a reduction in the incentive programs offered to us by our vendors;
●	should our financial performance not meet expectations, we may be required to record a significant charge to earnings for impairment of goodwill and other intangibles;
●	we are exposed to inventory obsolescence due to the rapid technological changes occurring in the IT industry;

●	we are exposed to accounts receivable risk and if customers fail to timely pay amounts due to us our business, results of operations and/or cash flows could be adversely affected;
●	we are dependent on key personnel and, more generally, skilled personnel in all areas of our business and the loss of key persons or the inability to attract, train and retain qualified personnel could adversely impact our business;
●	cyberattacks or the failure to safeguard personal information and our information technology systems could result in liability and harm our reputation, which could adversely affect our business.
●	we are exposed to risks from legal proceedings and audits, which may result in substantial costs and expenses or interruption of our normal business operations.
●	the failure to comply with our public sector contracts could result in, among other things, fines or liabilities; and
●	we are controlled by one principal stockholder

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. We cannot assure investors that our assumptions and expectations will prove to have been correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors, financial condition, and results of operations, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We therefore caution you against undue reliance on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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

Financial results for each of our segments are included in the financial statements attached hereto. We generate sales through (i)outbound telemarketing and field sales contacts by sales representatives focused on the business, educational, healthcare, and government markets, (ii) our websites, and (iii) direct responses from customers responding to our advertising media. We offer a broad selection of over 460,000 products at competitive prices, including products from vendors like Apple, Cisco Systems, Dell, Dell-EMC, Hewlett-Packard Inc., Hewlett-Packard Enterprise, Lenovo, Microsoft, and VMware, and we partner with more than 2,500 suppliers. We are able to leverage our state-of-the art logistic capabilities to rapidly ship product to customers.

As a value-added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have, on multiple occasions, sold or attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to and, in some cases, eliminate our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customer needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our TSG, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

To support future growth, we continue to expand our IT solutions business, which requires highly skilled service engineers. Although we expect to realize the ultimate benefit of higher-margin service revenues under this multi-year initiative, we believe that our cost of services will increase as we add service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may be negatively impacted.

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

EFFECTS OF COVID-19

As the effects of the COVID-19 pandemic continue to evolve, it is difficult to predict and forecast the impact it might have on our business and results of operations in the future. However, global supply chain disruptions have limited our ability to acquire products in a timely manner, and we anticipate these global supply chain challenges will persist through the foreseeable future. In response to the delays we are experiencing in acquiring products, we increased our inventory levels during the quarter ended March 31, 2022 to allay some of our customers’ concerns associated with the global supply chain challenges caused by the COVID-19 pandemic. We also experienced an increase in our backlog as global supply chain challenges delayed our ability to fill customer orders. We continue to monitor the effects on our customers, suppliers, and the economy as a whole and will continue to adjust our business practices, as necessary, to respond to the changing demand for, and supply of, our products.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net sales (in millions)	$788.3	$636.9
Gross margin	16.3%	15.8%
Selling, general and administrative expenses	12.5%	13.6%
Income from operations	3.8%	2.2%

Net sales of $788.3 million for the first quarter of 2022 reflected an increase of $151.5 million compared to the first quarter of 2021, which was driven by higher net sales across all three of our business segments. The increase in net sales was primarily driven by our ability to meet the continued demand from our customers. In addition, we saw revenue growth across all our vertical markets. Gross profit increased year-over-year by $27.8 million, primarily due to the changes in product mix and increases in total net sales. SG&A expenses increased year-over-year by $11.8 million, driven primarily by increased personnel cost of $9.3 million associated with higher variable compensation due to the higher gross profit. The higher SG&A expenses were also attributable to an increase in marketing expenses of $1.2 million. Operating income in the first quarter of 2022 increased year-over-year both in dollars and as a percentage of net sales by $16.0 million and 160 basis points, respectively, primarily as a result of the increase in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended March 31,
	2022	2021
Sales Segment
Enterprise Solutions	42%	41%
Business Solutions	41	39
Public Sector Solutions	17	20
Total	100%	100%

Product Mix
Notebooks/Mobility	39%	37%
Desktops	11	9
Software	8	9
Servers/Storage	6	7
Net/Com Product	7	8
Displays and sound	11	9
Accessories	12	13
Other Hardware/Services	6	8
Total	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended March 31,
	2022	2021
Sales Segment
Enterprise Solutions	14.6%	14.1%
Business Solutions	19.4	19.2
Public Sector Solutions	13.1	12.5
Total Company	16.3%	15.8%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Personnel costs	$74.1	$64.8
Advertising	4.6	3.4
Service contracts/subscriptions	4.9	4.6
Professional fees	3.9	4.7
Depreciation and amortization	3.0	3.2
Facilities operations	2.1	2.2
Credit card fees	1.7	1.4
Other	3.9	2.1
Total SG&A expense	$98.2	$86.4
As a percentage of net sales	12.5%	13.6%

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended March 31, 2022 and the three months ended March 31, 2021.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2022		2021
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$335.4	42.5%	$265.3	41.4%	26.4%
Business Solutions	320.4	40.6	246.3	38.8	30.1
Public Sector Solutions	132.5	16.9	125.3	19.8	5.8
Total	$788.3	100.0%	$636.9	100.0%	23.8%
Gross Profit:
Enterprise Solutions	$48.9	14.6%	$37.5	14.1%	30.3%
Business Solutions	62.1	19.4	47.4	19.2	31.2
Public Sector Solutions	17.3	13.1	15.6	12.5	10.5
Total	$128.3	16.3%	$100.5	15.8%	27.6%

Net sales increased in the first quarter of 2022 compared to the first quarter of 2021, as explained below:

●	Net sales of $335.4 million for the Enterprise Solutions segment reflect an increase of $70.1 million, or 26.4%, year-over-year. Our mobility and desktop products experienced increases in net sales of $39.1 million and $14.5 million, respectively, associated with our customers’ hybrid work initiatives. We also saw increases in net sales of displays and sound and accessories of $13.7 million and $4.1 million, respectively. Those increases were driven by the increased demand from customers in the finance, healthcare and manufacturing industries as organizations continue to invest in technology to implement automation and data security.

●	Net sales of $320.4 million for the Business Solutions segment reflect an increase of $74.1 million, or 30.1%, year-over-year. The increase in net sales was primarily driven by strong demand for work-from-anywhere solutions. We experienced increases in net sales of notebooks/mobility products of $36.0 million as a result of the shift to the hybrid work environment. The net sales of displays and sound products, software, and accessories also increased by $13.1 million, $7.7 million, and $6.4 million, respectively.

●	Net sales of $132.5 million for the Public Sector Solutions segment reflect an increase of $7.2 million, or 5.8%, compared with the same period a year ago. Sales to state and local government and educational institutions increased by 14.4%, compared to the prior year quarter, while sales to the federal government decreased by 15.4%. Net sales of desktops products and servers/storage products increased by $10.1 million and $3.0 million, respectively, compared with the same quarter of the prior year. Those increases were partially offset by the decreases in net sales of other hardware/services and net/com products of $3.0 million and $2.3 million, respectively.

Gross profit for the first quarter of 2022 increased year-over-year in dollars and also as a percentage of net sales (gross margin), as explained below:

●	Gross profit for the Enterprise Solutions segment increased primarily as a result of the 26.4% increase in net sales year-over-year. The gross margin increased by 44 basis points due to changes in product mix as compared to the prior year.

●	Gross profit for the Business Solutions segment increased year-over-year primarily due to a 30.1% increase in net sales. Gross margin percentage increased by 16 basis points, primarily due to changes in product mix as compared to the prior year.

●	Gross profit for the Public Sector Solutions segment increased as a result of a 5.8% increase in net sales. Gross margin percentage increased by 56 basis points year-over-year due to a shift in both customer and product mix as compared to the prior year.

Selling, general and administrative expenses in the first quarter of 2022 increased in dollars but decreased as a percentage of net sales compared to the first quarter of 2021. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended March 31,
	2022		2021
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$34.6	10.3%	$25.0	9.4%	38.5%
Business Solutions	41.5	13.0	38.9	15.8	6.4
Public Sector Solutions	18.4	13.9	18.4	14.7	0.1
Headquarters/Other, unallocated	3.7		4.1		(8.9)
Total	$98.2	12.5%	$86.4	13.6%	13.6%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars as well as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to the higher allocation use of Headquarter services. SG&A expenses as a percentage of net sales were 10.3% for the Enterprise Solutions segment in the first quarter of 2022, which reflects an increase of 90 basis points.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was driven primarily by a $2.1 million increase in personnel cost, primarily due to an increase in variable compensation expense associated with higher gross profit. This year-over-year increase in SG&A expenses was also attributable to higher advertising costs of $1.2 million compared to the same period last year. Those increases were partially offset by a $1.7 million decrease in the allocation use of Headquarter services. SG&A expenses as a percentage of net sales were 13.0% for the Business Solutions segment in the first quarter of 2022, which reflects a decrease of 280 basis points and was primarily due to higher sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment was the same amount in dollars but decreased as a percentage of net sales. SG&A expenses as a percentage of net sales was 13.9% for the Public Sector Solutions segment in the first quarter of 2022, which reflects a decrease of 80 basis points and was primarily due to higher sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group decreased by $0.4 million. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Income from operations for the first quarter of 2022 increased to $30.1 million, compared to $14.1 million for the first quarter of 2021, primarily due to the increases in net sales and gross profit. Income from operations as a percentage of net sales was 3.8% for the first quarter of 2022, compared to 2.2% for the prior year quarter, primarily driven by higher net sales as well as lower SG&A expenses as a percentage of net sales.

Income taxes. Our provision for income taxes in the first quarter of 2022 was $8.3 million, compared to $3.9 million for the first quarter of 2021, primarily due to the increases of operating income. Our effective tax rate was 27.7% for the quarter ended March 31, 2022, compared to 27.8% for the quarter ended March 31, 2021.

Net income for the first quarter of 2022 increased to $21.8 million, compared to $10.2 million for the first quarter of 2021, primarily due to higher net sales and gross profit.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash and Cash Equivalents. At March 31, 2022, we had $67.4 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and payables to generate a positive cash flow.

●	Credit Facilities. As of March 31, 2022, we had no borrowings were outstanding against our $50.0 million credit facility, which is available until March 31, 2025. The credit facility can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the administrative agent. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of March 31, 2022, we were in compliance with all covenants under the credit facility.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While we do not anticipate needing any additional sources of financing to fund our operations at this time, if demand for IT products declines, or our customers are materially adversely impacted by the developing macroeconomic trends characterized by inflation and increased interest rates, our cash flows from operations may be substantially affected.

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(38.3)	$6.0
Net cash used in investing activities	(2.5)	(0.9)
Net cash used in financing activities	(0.2)	(8.5)
Decrease in cash and cash equivalents	$(41.0)	$(3.4)

Cash used in operating activities was $38.3 million in the three months ended March 31, 2022. Cash used in operations during the three months ended March 31, 2022, resulted primarily from (i) a $28.0 million increase in inventory, primarily driven by an increase in advanced inventory purchases for anticipated future customer rollouts; (ii) a $27.2 million increase in accounts receivable, primarily driven by higher levels of business activity in the quarter compared to the prior year; and (iii) a $10.5 million decrease in accounts payable compared to the prior period. Those cash outflow factors were partially offset by (i) net income $21.8 million; (ii) other non-cash charges adding back in the amount of $5.0 million; and (iii) an increase in accrued expenses and other liabilities of $5.3 million. Cash provided by operating activities of $6.0 million for the three months ended March 31, 2021 was primarily due to net income before depreciation and amortization, a $54.9 million decrease in accounts receivable, and a $60.9 million decreases in accounts payable.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2022	2021
Days of sales outstanding (DSO)(1)	69	74
Days of supply in inventory (DIO)(2)	32	24
Days of purchases outstanding (DPO)(3)	(37)	(35)
Cash conversion cycle	64	63

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

The cash conversion cycle increased slightly to 64 days at March 31, 2022, compared to 63 days at March 31, 2021. The increase is primarily due to the 8-day increase of DIO, and partially offset by the 5-day decrease of DSO. The higher DIO was driven by the increased in advanced inventory purchases due to anticipated future customer rollouts. The decrease of DSO was primarily due to the higher levels of business activity in the first quarter of 2022.

Cash used in investing activities for the three months ended March 31, 2022 represented $2.5 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year, we made similar investments of $2.4 million in purchases of property and equipment.

Cash used in financing activities for the three months ended March 31, 2022 consisted of $0.2 million payment of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily represented an $8.4 million payment of a special $0.32 per share dividend.

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

Credit facility. Our credit facility extends until March 31, 2025 and is collateralized by our accounts receivable. As of March 31, 2022, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under the credit facility accrue interest at the greatest of (i) the prime rate (3.50% at March 31, 2022), (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month London Interbank Offered Rate, or LIBOR, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. We have the option to increase our borrowing capacity under the credit facility by an additional $30.0 million, provided we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any amounts outstanding under the credit facility at March 31, 2022.

Factors Affecting Sources of Liquidity

Cash Generated from Operations. The key factors affecting our cash generated from operations are our ability to minimize costs, fully achieve our operating efficiencies, timely collect our customer receivables, and manage of our inventory levels.

Credit Facility. Our credit facility extends until March 31, 2025 and is collateralized by our accounts receivable. As of March 31, 2022, we did not have any borrowings outstanding under the credit facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this credit facility. This credit facility contains two financial tests:

●	Our funded debt ratio (defined as the average outstanding advances under the credit facility for the quarter, divided by our consolidated trailing twelve months Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility during the three months ended March 31, 2022 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2022. Future decreases in our consolidated trailing twelve months Adjusted EBITDA, could limit our potential borrowings under the credit facility.

●	Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $527.7 million at March 31, 2022, whereas our consolidated stockholders’ equity at that date was $705.5 million.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. No other material changes have occurred in our market risks since December 31, 2021.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

For information related to legal proceedings, see the discussion in Note 6 - “Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A – Risk Factors

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our other public filings with the SEC, and those contained in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, incorporated by reference herein.

Item 6 - Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form-4 filed under the Security Act of 1933, as amended)

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008).
10.1	*	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Timothy McGrath, as amended.
10.2	*	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Thomas Baker, as amended.
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	May 5, 2022	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	May 5, 2022	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)