Form 10-Q
period 2022-06-30
PC CONNECTION INC
filed 2022-08-04
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2022

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of July 29, 2022 was 26,273,602.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$94,896	$108,310
Accounts receivable, net	643,953	607,532
Inventories, net	223,158	206,555
Prepaid expenses and other current assets	13,368	10,016
Total current assets	975,375	932,413
Property and equipment, net	60,248	61,011
Right-of-use assets	8,267	9,579
Goodwill	73,602	73,602
Intangibles, net	5,258	5,868
Other assets	883	910
Total Assets	$1,123,633	$1,083,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$278,446	$281,836
Accrued payroll	31,357	30,966
Accrued expenses and other liabilities	57,080	61,830
Total current liabilities	366,883	374,632
Deferred income taxes	19,278	19,278
Noncurrent operating lease liabilities	5,242	6,789
Other liabilities	231	211
Total Liabilities	391,634	400,910
Stockholders’ Equity:
Common Stock	290	290
Additional paid-in capital	124,690	122,354
Retained earnings	652,956	605,766
Treasury stock, at cost	(45,937)	(45,937)
Total Stockholders’ Equity	731,999	682,473
Total Liabilities and Stockholders’ Equity	$1,123,633	$1,083,383

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$828,509	$704,161	$1,616,853	$1,341,053
Cost of sales	691,608	587,834	1,351,646	1,124,206
Gross profit	136,901	116,327	265,207	216,847
Selling, general and administrative expenses	102,131	92,563	200,302	178,963
Income from operations	34,770	23,764	64,905	37,884
Other income, net	15	14	11	7
Income before taxes	34,785	23,778	64,916	37,891
Income tax provision	(9,387)	(6,486)	(17,726)	(10,415)
Net income	$25,398	$17,292	$47,190	$27,476

Earnings per common share:
Basic	$0.97	$0.66	$1.80	$1.05
Diluted	$0.96	$0.66	$1.79	$1.04

Shares used in computation of earnings per common share:
Basic	26,268	26,187	26,262	26,180
Diluted	26,429	26,359	26,417	26,361

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - March 31, 2022	29,034	$290	$123,571	$627,558	(2,773)	$(45,937)	$705,482
Stock-based compensation expense	—	—	1,408	—	—	—	1,408
Restricted stock units vested	11	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(289)	—	—	—	(289)
Net income	—	—	—	25,398	—	—	25,398
Balance - June 30, 2022	29,045	$290	$124,690	$652,956	(2,773)	$(45,937)	$731,999

	Six Months Ended June 30, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	(2,773)	$(45,937)	$682,473
Stock-based compensation expense	—	—	2,790	—	—	—	2,790
Restricted stock units vested	20	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(454)	—	—	—	(454)
Net income	—	—	—	47,190	—	—	47,190
Balance - June 30, 2022	29,045	$290	$124,690	$652,956	(2,773)	$(45,937)	$731,999

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended June 30, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - March 31, 2021	28,948	$289	$120,875	$572,268	(2,773)	$(45,937)	$647,495
Stock-based compensation expense	—	—	1,026	—	—	—	1,026
Restricted stock units vested	12	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(242)	—	—	—	(242)
Net income	—	—	—	17,292	—	—	17,292
Balance - June 30, 2021	28,960	$289	$121,659	$589,560	(2,773)	$(45,937)	$665,571

	Six Months Ended June 30, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	(2,773)	$(45,937)	$636,327
Stock-based compensation expense	—	—	2,092	—	—	—	2,092
Restricted stock units vested	17	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(324)	—	—	—	(324)
Net income	—	—	—	27,476	—	—	27,476
Balance - June 30, 2021	28,960	$289	$121,659	$589,560	(2,773)	$(45,937)	$665,571

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows (used in) provided by Operating Activities:
Net income	$47,190	$27,476
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,980	6,218
Adjustments to credit losses reserve	1,642	1,059
Stock-based compensation expense	2,790	2,092
Loss on disposal of fixed assets	13	—
Changes in assets and liabilities:
Accounts receivable	(38,063)	26,806
Inventories	(16,603)	(26,212)
Prepaid expenses and other current assets	(3,352)	(2,151)
Other non-current assets	27	317
Accounts payable	(3,445)	(9,134)
Accrued expenses and other liabilities	(4,574)	5,349
Net cash (used in) provided by operating activities	(8,395)	31,820
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(4,565)	(4,611)
Proceeds from life insurance	—	1,500
Net cash used in investing activities	(4,565)	(3,111)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	26,054	—
Repayment of short-term borrowings	(26,054)	—
Dividend payments	—	(8,375)
Payment of payroll taxes on stock-based compensation through shares withheld	(454)	(324)
Net cash used in financing activities	(454)	(8,699)
(Decrease) increase in cash and cash equivalents	(13,414)	20,010
Cash and cash equivalents, beginning of year	108,310	95,655
Cash and cash equivalents, end of period	$94,896	$115,665

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$390	$609
Supplemental Cash Flow Information:
Income taxes paid	$21,509	$13,141
Interest paid	$3	$—

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2022 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2022.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended June 30, 2022 and 2021, along with the reportable segment for each category.

	Three Months Ended June 30, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$123,176	$117,407	$67,211	$307,794
Desktops	23,749	52,632	13,267	89,648
Software	39,567	21,572	10,508	71,647
Servers/Storage	29,698	11,857	9,598	51,153
Net/Com Products	24,430	24,244	6,640	55,314
Displays and Sound	30,969	37,732	19,207	87,908
Accessories	35,656	57,728	15,683	109,067
Other Hardware/Services	21,106	25,782	9,090	55,978
Total net sales	$328,351	$348,954	$151,204	$828,509

	Three Months Ended June 30, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$97,401	$94,472	$62,501	$254,374
Desktops	20,607	38,916	8,527	68,050
Software	33,102	26,162	11,858	71,122
Servers/Storage	21,086	27,106	7,635	55,827
Net/Com Products	22,360	20,691	7,211	50,262
Displays and Sound	25,825	29,343	12,743	67,911
Accessories	27,480	44,311	9,109	80,900
Other Hardware/Services	19,397	26,160	10,158	55,715
Total net sales	$267,258	$307,161	$129,742	$704,161

The following table represents a disaggregation of revenue from arrangements with customers for the six months ended June 30, 2022 and 2021, along with the reportable segment for each category.

	Six Months Ended June 30, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$253,609	$238,747	$124,061	$616,417
Desktops	47,308	97,496	31,255	176,059
Software	74,475	42,582	15,777	132,834
Servers/Storage	51,862	27,228	19,228	98,318
Net/Com Products	47,057	46,435	14,667	108,159
Displays and Sound	63,793	74,811	32,630	171,234
Accessories	67,897	105,735	28,615	202,247
Other Hardware/Services	42,793	51,317	17,475	111,585
Total net sales	$648,794	$684,351	$283,708	$1,616,853

	Six Months Ended June 30, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$191,836	$176,663	$119,475	$487,974
Desktops	41,766	69,267	16,377	127,410
Software	60,264	48,667	19,067	127,998
Servers/Storage	41,659	44,262	14,282	100,203
Net/Com Products	40,764	40,517	17,572	98,853
Displays and Sound	45,599	52,748	26,736	125,083
Accessories	53,327	88,187	19,930	161,444
Other Hardware/Services	38,377	52,135	21,576	112,088
Total net sales	$513,592	$572,446	$255,015	$1,341,053

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$6,037	$8,628

Changes in the contract liability balances during the six months ended June 30, 2022 and 2021 are as follows:

2022
Balance at December 31, 2021	$8,628
Cash received in advance and not recognized as revenue	16,316
Amounts recognized as revenue as performance obligations satisfied	(18,907)
Balance at June 30, 2022	$6,037

2021
Balance at December 31, 2020	$3,509
Cash received in advance and not recognized as revenue	6,969
Amounts recognized as revenue as performance obligations satisfied	(5,566)
Balance at June 30, 2021	$4,912

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$25,398	$17,292	$47,190	$27,476
Denominator:
Denominator for basic earnings per share	26,268	26,187	26,262	26,180
Dilutive effect of employee stock awards	161	172	155	181
Denominator for diluted earnings per share	26,429	26,359	26,417	26,361
Earnings per share:
Basic	$0.97	$0.66	$1.80	$1.05
Diluted	$0.96	$0.66	$1.79	$1.04

For the three and six months ended June 30, 2022 and 2021, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4–Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset (“ROU asset”) as of June 30, 2022 was $1,730 and a corresponding lease liability of $1,730 associated with related party leases.

As of June 30, 2022, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$711	$1,024	$627	$1,419	$2,046
Short-term lease cost	107	21	128	214	42	256
Total lease cost	$420	$732	$1,152	$841	$1,461	$2,302

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$747	$1,060	$627	$1,434	$2,061

Weighted-average remaining lease term (in years):
Capitalized operating leases	1.42	4.10	3.58	1.42	4.10	3.58

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.91%	3.92%	3.92%	3.91%	3.92%

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$775	$1,088	$627	$1,552	$2,179
Short-term lease cost	107	21	128	213	42	255
Total lease cost	$420	$796	$1,216	$840	$1,594	$2,434

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$830	$1,143	$627	$1,599	$2,226

Weighted-average remaining lease term (in years):
Capitalized operating leases				2.42	4.90	4.30

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

As of June 30, 2022, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2022, excluding the six months ended June 30, 2022	$627	$1,411	$2,038
2023	1,149	2,136	3,285
2024	—	1,644	1,644
2025	—	1,577	1,577
2026	—	888	888
Thereafter	—	1	1
	$1,776	$7,657	$9,433

Imputed interest			(550)
Lease liability balance at June 30, 2022			$8,883

As of June 30, 2022, the ROU asset had a balance of $8,267. The long-term lease liability was $5,242 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,641. As of June 30, 2021, the ROU asset had a balance of $11,174. The long-term lease liability was $8,124 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,742.

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

Segment information applicable to the Company’s reportable operating segments for the three and six months ended June 30, 2022 and 2021 is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net sales:
Business Solutions	$328,351	$267,258	$648,794	$513,592
Enterprise Solutions	348,954	307,161	684,351	572,446
Public Sector Solutions	151,204	129,742	283,708	255,015
Total net sales	$828,509	$704,161	$1,616,853	$1,341,053
Operating income (loss):
Business Solutions	$22,279	$8,365	$42,952	$16,785
Enterprise Solutions	15,389	20,509	29,703	33,052
Public Sector Solutions	1,071	(2,116)	(55)	(4,869)
Headquarters/Other	(3,969)	(2,994)	(7,695)	(7,084)
Total operating income	34,770	23,764	64,905	37,884
Other expenses, net	15	14	11	7
Income before taxes	$34,785	$23,778	$64,916	$37,891
Selected operating expense:
Depreciation and amortization:
Business Solutions	$168	$159	$335	$318
Enterprise Solutions	501	612	1,035	1,328
Public Sector Solutions	20	10	39	24
Headquarters/Other	2,300	2,272	4,571	4,548
Total depreciation and amortization	$2,989	$3,053	$5,980	$6,218
Total assets:
Business Solutions			$430,763	$370,608
Enterprise Solutions			663,837	603,960
Public Sector Solutions			86,743	84,301
Headquarters/Other			(57,710)	(27,597)
Total assets			$1,123,633	$1,031,272

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, inventories, property and equipment, ROU assets, and intercompany balance, net. As of June 30, 2022 and 2021, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $41,439, and $37,457, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.75% at June 30, 2022). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges (Adjusted EBITDA). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated trailing twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of June 30, 2022, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

During the first half of 2022, the Company borrowed $26,054 under the credit facility, which was fully repaid prior to the quarter ended June 30, 2022. The Company had no outstanding borrowings under the credit facility as of June 30, 2022 or 2021, and accordingly, the entire $50,000 credit facility was available for borrowings on such date.

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

EFFECTS OF COVID-19

As the effects of the COVID-19 pandemic continue to evolve, it is difficult to predict and forecast the impact it might have on our business and results of operations in the future. During the quarter, we saw pockets of improvement in the supply chain which resulted in a slight decrease in our backlog sequentially although still higher than a year ago. The overall supply chain remains challenged, and we expect this to continue through at least the balance of the year. In response to the delays in acquiring products, we increased our inventory levels during the six months ended June 30, 2022 to alleviate some of our customers’ concerns associated with the global supply chain challenges caused by the COVID-19 pandemic. We continue to monitor the effects on our customers, suppliers, and the economy as a whole and will continue to adjust our business practices, as necessary, to respond to the changing demand for, and supply of, our products.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales (in millions)	$828.5	$704.2	$1,616.9	$1,341.1
Gross margin	16.5%	16.5%	16.4%	16.2%
Selling, general and administrative expenses	12.3%	13.1%	12.4%	13.3%
Income from operations	4.2%	3.4%	4.0%	2.8%

Net sales of $828.5 million for the second quarter of 2022 reflected an increase of $124.3 million, or 17.7% compared to the second quarter of 2021, which was driven by higher net sales across all three of our business segments. The increase in net sales was primarily due to continued strong demand for workplace solutions driven by a hybrid return to office. This trend is also driving growth in datacenter and cloud transformation. Gross profit increased year-over-year by $20.6 million, or 17.7%, to $136.9 million, primarily due to the changes in product mix and increases in total net sales. Selling, general and administrative expenses (“SG&A expenses”) increased year-over-year by $9.6 million, or 10.3%, to $102.1 million. The increase in SG&A was primarily due to an increase in personnel cost of $6.5 million associated with an investment in incremental headcount focused on building stronger marketing and technical organizations and an increase in variable compensation due to higher levels of gross profit. The higher SG&A expenses were also attributable to an increase in marketing expenses of $2.4 million. Operating income in the second quarter of 2022 increased year-over-year both in dollars and as a percentage of net sales by $11.0 million and 80 basis points, respectively, primarily as a result of the increase in net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales Segment
Enterprise Solutions	42%	44%	42%	43%
Business Solutions	40	38	40	38
Public Sector Solutions	18	18	18	19
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	37%	36%	38%	36%
Desktops	11	10	11	10
Software	9	10	8	10
Servers/Storage	6	8	6	7
Net/Com Product	7	7	7	7
Displays and sound	11	10	11	9
Accessories	13	11	12	12
Other Hardware/Services	6	8	7	9
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales Segment
Enterprise Solutions	14.5%	15.3%	14.5%	14.8%
Business Solutions	19.9	19.2	19.7	19.2
Public Sector Solutions	13.8	13.9	13.4	13.2
Total Company	16.5%	16.5%	16.4%	16.2%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Personnel costs	$76.8	$70.3	$150.9	$135.1
Advertising	5.6	3.2	10.2	6.6
Service contracts/subscriptions	4.9	4.1	9.8	8.8
Professional fees	3.8	4.5	7.8	9.2
Depreciation and amortization	3.0	3.1	6.0	6.2
Facilities operations	2.2	2.1	4.3	4.3
Credit card fees	1.8	1.6	3.5	3.1
Other	4.0	3.7	7.8	5.7
Total SG&A expense	$102.1	$92.6	$200.3	$179.0
As a percentage of net sales	12.3%	13.1	12.4%	13.3%

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended June 30, 2022 and the three months ended June 30, 2021; and changes between the six months ended June 30, 2022 and the six months ended June 30, 2021.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2022		2021
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$348.9	42.1%	$307.2	43.6%	13.6%
Business Solutions	328.4	39.6	267.3	38.0	22.9
Public Sector Solutions	151.2	18.3	129.7	18.4	16.5
Total	$828.5	100.0%	$704.2	100.0%	17.7%
Gross Profit:
Enterprise Solutions	$50.6	14.5%	$47.0	15.3%	7.6%
Business Solutions	65.5	19.9	51.3	19.2	27.7
Public Sector Solutions	20.8	13.8	18.0	13.9	15.5
Total	$136.9	16.5%	$116.3	16.5%	17.7%

Net sales increased in the second quarter of 2022 compared to the second quarter of 2021, as explained by the year-over-year changes discussed below:

●	Net sales of $348.9 million for the Enterprise Solutions segment reflect an increase of $41.7 million, or 13.6%. Our mobility and desktop products experienced increases in net sales of $22.9 million and $13.7 million, respectively, associated with our customers’ hybrid work initiatives. We also saw increases in net sales of accessories and displays and sound of $13.4 million and $8.4 million, respectively. Those increases were offset by the decreases in net sales of servers/storage of $15.2 million.

●	Net sales of $328.4 million for the Business Solutions segment reflect an increase of $61.1 million, or 22.9%. The increase in net sales was primarily driven by strong demand for work-from-anywhere solutions of notebooks/mobility and desktop products resulting in increased net sales of $28.1 million as a result of the shift to the hybrid work environment. The net sales of servers/storage, accessories, software, and displays and sound products also increased by $8.6 million, $8.2 million, $6.5 million, and $5.1 million, respectively.

●	Net sales of $151.2 million for the Public Sector Solutions segment reflect an increase of $21.5 million, or 16.5%. The increase in net sales was primarily driven by strong demand in the K-12 vertical market due to the ECF (Emergency Connectivity Fund). The increase in net sales is also attributable to the infrastructure stimulus bill allocating funds for technology purchases. Sales to state and local government and educational institutions increased by 24.8%, compared to the prior year quarter, while sales to the federal government decreased by 18.6%. Net sales of accessories, displays and sound, desktops products and notebooks/mobility products increased by $6.6 million, $6.5 million, $4.7 million, and $4.7 million, respectively.

Gross profit for the second quarter of 2022 increased year-over-year in dollars while remaining flat as a percentage of net sales (gross margin), as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased primarily as a result of the 13.6% increase in net sales. Gross margin decreased by 80 basis points primarily due to changes in product mix as compared to the prior year.

●	Gross profit for the Business Solutions segment increased primarily due to a 22.9% increase in net sales. Gross margin percentage increased by 75 basis points primarily due to changes in product mix as compared to the prior year.

●	Gross profit for the Public Sector Solutions segment increased as a result of a 16.5% increase in net sales. Gross margin percentage decreased by 12 basis points primarily due to a shift in both customer and product mix as compared to the prior year.

Selling, general and administrative expenses in the second quarter of 2022 increased in dollars but decreased as a percentage of net sales compared to the second quarter of 2021. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended June 30,
	2022		2021
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$35.2	10.1%	$26.5	8.6%	32.9%
Business Solutions	43.2	13.2	42.9	16.0	0.7
Public Sector Solutions	19.7	13.0	20.1	15.5	(2.0)
Headquarters/Other, unallocated	4.0		3.1		32.6
Total	$102.1	12.3%	$92.6	13.1%	10.3%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars as well as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to the higher allocation use of Headquarter services due to increased use of shared Headquarter services. SG&A expenses as a percentage of net sales were 10.1% for the Enterprise Solutions segment in the second quarter of 2022, which reflects an increase of 150 basis points and is a result of net sales growing at a lower rate than operating expenses when compared with the same period a year ago.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales year-over-year. The year-over-year change in SG&A dollars was driven primarily by a $0.9 million increase in personnel cost, primarily due to an increase in variable compensation expense associated with higher gross profit. This year-over-year increase in SG&A expenses was also attributable to higher advertising costs of $1.7 million compared to the same period last year. Those increases were partially offset by a $2.2 million decreased use of shared Headquarter services. SG&A expenses as a percentage of net sales were 13.2% for the Business Solutions segment in the second quarter of 2022, which reflects a decrease of 280 basis points and was primarily due to higher sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment decreased in dollars as well as a percentage of net sales. The decrease of $0.4 million in SG&A dollars was primarily due to the decreased use of shared Headquarter service of $0.9 million, which was partially offset by the increased advertising costs of $0.6 million. SG&A expenses as a percentage of net sales was 13.0% for the Public Sector Solutions segment in the second quarter of 2022, which reflects a decrease of 250 basis points and was primarily due to higher sales in the quarter compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group increased by $0.9 million. primarily due to an increase in unallocated executive oversight costs year-over-year. This increase was primarily driven by the increased variable compensation costs resulting from the higher gross profit during the current year. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services. The amounts shown in the table above represent the remaining unallocated costs.

Income from operations for the second quarter of 2022 increased to $34.8 million, compared to $23.8 million for the second quarter of 2021, primarily due to the increases in net sales and gross profit. Income from operations as a percentage of net sales was 4.2% for the second quarter of 2022, compared to 3.4% for the prior year quarter, primarily driven by higher net sales as well as lower SG&A expenses as a percentage of net sales.

Income taxes. Our provision for income taxes in the second quarter of 2022 was $9.4 million, compared to $6.5 million for the second quarter of 2021, primarily due to the increases of operating income. Our effective tax rate was 27.0% for the quarter ended June 30, 2022, compared to 27.3% for the quarter ended June 30, 2021.

Net income for the second quarter of 2022 increased to $25.4 million, compared to $17.3 million for the second quarter of 2021, primarily due to higher net sales and gross profit.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2022		2021
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$684.4	42.3%	$572.5	42.7%	19.5%
Business Solutions	648.8	40.1	513.6	38.3	26.3
Public Sector Solutions	283.7	17.6	255.0	19.0	11.3
Total	$1,616.9	100.0%	$1,341.1	100.0%	20.6%
Gross Profit:
Enterprise Solutions	$99.5	14.5%	$84.5	14.8%	17.7%
Business Solutions	127.6	19.7	98.7	19.2	29.3
Public Sector Solutions	38.1	13.4	33.6	13.2	13.2
Total	$265.2	16.4%	$216.8	16.2%	22.3%

Net sales increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, as explained by the year-over-year changes discussed below:

●	Net sales of $684.4 million for the Enterprise Solutions segment reflect an increase of $111.9 million, or 19.5%. Our mobility and desktop products experienced increases in net sales of $62.1 million and $28.2 million, respectively, associated with our customers’ hybrid work initiatives. We also saw increases in net sales of displays and sound and accessories of $22.1 million and $17.5 million, respectively. Those increases were offset by the decreases in net sales of servers/storage of $17.0 million.

●	Net sales of $648.8 million for the Business Solutions segment reflect an increase of $135.2 million, or 26.3%. The increase in net sales was primarily driven by strong demand for work-from-anywhere solutions. We experienced increases in net sales of notebooks/mobility products of $61.8 million as a result of the shift to the hybrid work environment. The net sales of displays and sound products, accessories, software, servers/storage, net/com products, and desktops also increased by $18.2 million, $14.6 million, $14.2 million, $10.2 million, $6.3 million, and $5.5 million, respectively.

●	Net sales of $283.7 million for the Public Sector Solutions segment reflect an increase of $28.7 million, or 11.3%. The increase in net sales was primarily driven by strong demand in the K-12 vertical market due to the ECF (Emergency Connectivity Fund). The increase in net sales is also attributable to the infrastructure stimulus bill allocating funds for technology purchases. Sales to state and local government and educational institutions increased by 20.0%, compared to the prior year quarter, while sales to the federal government decreased by 16.7%. Net sales of desktops products, accessories, and displays and sound products increased by $14.9 million, $8.7 million, and $5.9 million, respectively.

Gross profit for the six months ended June 30, 2022 increased year-over-year in dollars as well as a percentage of net sales (gross margin), as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased primarily as a result of the 19.5% increase in net sales. The gross margin decreased by 30 basis points primarily due to changes in product mix as compared to the prior year.

●	Gross profit for the Business Solutions segment increased primarily due to a 26.3% increase in net sales. Gross margin percentage increased by 50 basis points, primarily due to changes in product mix.

●	Gross profit for the Public Sector Solutions segment increased as a result of a 11.3% increase in net sales. Gross margin percentage increased by 20 basis points primarily due to a shift in both customer and product mix.

Selling, general and administrative expenses increased in dollars but decreased as a percentage of net sales in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2022		2021
		% of		% of
		Segment Net		Segment Net	%
	Amount	Sales	Amount	Sales	Change
Enterprise Solutions	$69.8	10.2%	$51.5	9.0%	35.6%
Business Solutions	84.7	13.1	81.9	15.9	3.4
Public Sector Solutions	38.1	13.4	38.5	15.1	(1.0)
Headquarters/Other, unallocated	7.7		7.1		8.6
Total	$200.3	12.4%	$179.0	13.3%	11.9%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars as well as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to the higher allocation use of Headquarter services, primarily due to the increased use of shared Headquarter services. SG&A expenses as a percentage of net sales were 10.2% for the Enterprise Solutions segment in the first half of 2022, which reflects an increase of 120 basis points and is a result of net sales growing at a lower rate than operating expenses when compared with the same period a year ago .

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales year-over-year. The year-over-year change in SG&A dollars was driven primarily by (i) a $3.1 million increase in personnel cost, primarily due to an increase in variable compensation expense associated with higher gross profit and (ii) higher advertising costs of $2.8 million. Those increases were partially offset by a $3.9 million decrease in the allocation use of Headquarter services. SG&A expenses as a percentage of net sales were 13.1% for the Business Solutions segment in the first half of 2022, which reflects a decrease of 280 basis points and was primarily due to higher sales in the first half of 2022 compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment decreased in dollars as well as a percentage of net sales. The decrease of $0.4 million in SG&A dollars was primarily due to the decreased use of shared Headquarter service of $1.6 million, which was partially offset by the increased personnel costs of $1.0 million. SG&A expenses as a percentage of net sales was 13.4% for the Public Sector Solutions segment in the first half of 2022, which reflects a decrease of 170 basis points and was primarily due to higher sales in the first half of 2022 compared with the same period a year ago.

●	SG&A expenses for the Headquarters/Other group increased by $0.6 million year-over-year primarily due to an increase in unallocated executive oversight costs year-over-year. This increase was primarily driven by the increased variable compensation costs resulting from the higher gross profit during the current year.

Income from operations for the six months ended June 30, 2022 increased to $64.9 million, compared to $37.9 million for the six months ended June 30, 2021 primarily due to the increases in net sales and gross profit. Income from operations as a percentage of net sales increased to 4.0% for the six months ended June 30, 2022, compared to 2.8% of net sales for the prior year, primarily due to the increase in net sales and the decrease in SG&A expenses as a percentage of net sales year-over-year.

Income taxes. Our provision for income taxes for the six months ended June 30, 2022 was $17.7 million, compared to $10.4 million for the same period of 2021, primarily due to the increases of operating income. Our effective tax rate was 27.3% for the six months ended June 30, 2022, compared to 27.5% for the same period of 2021.

Net income for the six months ended June 30, 2022 increased to $47.2 million, compared to $27.5 million for the six months ended June 30, 2021, primarily due to higher net sales and gross profit, combined with lower operating expenses as a percentage of net sales, as compared to the same period of 2021.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash and Cash Equivalents. At June 30, 2022, we had $94.9 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and payables to generate a positive cash flow.

●	Credit Facility. As of June 30, 2022, we had no borrowings outstanding under our $50.0 million credit facility, which is available until March 31, 2025. The credit facility can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the administrative agent. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of June 30, 2022, we were in compliance with all covenants under the credit facility.

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

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(8.4)	$31.8
Net cash used in investing activities	(4.6)	(3.1)
Net cash used in financing activities	(0.4)	(8.7)
(Decrease) increase in cash and cash equivalents	$(13.4)	$20.0

Cash used in operating activities was $8.4 million in the six months ended June 30, 2022. Cash used in operations during the six months ended June 30, 2022, resulted primarily from (i) a $16.6 million increase in inventory, primarily driven by an increase in advanced inventory purchases for anticipated future customer rollouts; (ii) a $38.1 million increase in accounts receivable, primarily driven by increased level of sales in the first six months of 2022 compared to the prior period; and (iii) a $8.0 million decrease in accounts payable and accrued expenses and other liabilities compared to the prior year period. Those cash outflow factors were partially offset by net income $47.2 million; other non-cash charges adding back $10.4 million. Cash provided by operating activities of $31.8 million for the six months ended June 30, 2021 was primarily due to (i) net income $27.5 million; (ii) a $26.8 million decrease in accounts receivable; and (iii) other non-cash charges adding back $9.4 million. Those cash inflow factors were partially offset by a $26.2 million increase in inventory.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2022	2021
Days of sales outstanding (DSO)(1)	66	70
Days of supply in inventory (DIO)(2)	29	26
Days of purchases outstanding (DPO)(3)	(37)	(40)
Cash conversion cycle	58	56

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

The cash conversion cycle increased slightly to 58 days at June 30, 2022, compared to 56 days at June 30, 2021. The increase is primarily due to the 3-day increase of DIO, and partially offset by the 4-day decrease of DSO. The increase of DIO was driven by the increased in advanced inventory purchases due to anticipated future customer rollouts. The decrease of DSO was primarily due to the improved collections in the second quarter of 2022.

Cash used in investing activities for the six months ended June 30, 2022 represents $4.6 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year, we made similar investments of $4.6 million in purchases of property and equipment.

Cash used in financing activities for the six months ended June 30, 2022 consisted of $0.4 million payment of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily represented an $8.4 million payment of a special $0.32 per share dividend.

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

Credit facility. Our credit facility extends until March 31, 2025 and is collateralized by our accounts receivable. As of June 30, 2022, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under this facility bear interest at the one-month LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (4.75% at June 30, 2022). We have the option to increase our borrowing capacity under the credit facility by an additional $30.0 million, provided we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any amounts outstanding under the credit facility at June 30, 2022.

Factors Affecting Sources of Liquidity

Cash Generated from Operations. The key factors affecting our cash generated from operations are our ability to minimize costs, fully achieve our operating efficiencies, timely collect our customer receivables, and manage of our inventory levels.

Credit Facility. Our credit facility extends until March 31, 2025 and is collateralized by our accounts receivable. As of June 30, 2022, we did not have any borrowings outstanding under the credit facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this credit facility. This credit facility contains two financial tests:

●	Our funded debt ratio (defined as the average outstanding advances under the credit facility for the quarter, divided by our consolidated trailing twelve months Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility as of June 30, 2022 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of June 30, 2022. Future decreases in our consolidated trailing twelve months Adjusted EBITDA, could limit our potential borrowings under the credit facility.

●	Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $540.4 million at June 30, 2022, whereas our consolidated stockholders’ equity at that date was $732.0 million.

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

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. No material changes related to our market risks have occurred since December 31, 2021.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II ―OTHER INFORMATION

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

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008).
10.1		Amended 2020 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement pursuant to Section 14(a), filed on April 22, 2022).
10.2

Amended and Restated 1997 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Appendix B to the Registrant’s proxy statement pursuant to Section 14(a), filed on April 22, 2022).

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

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	August 4, 2022	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	August 4, 2022	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)