Form 10-Q
period 2022-09-30
PC CONNECTION INC
filed 2022-11-04
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2022

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

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

C
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CNXN	Nasdaq Global Select Market

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of October 28, 2022 was 26,288,356.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$116,190	$108,310
Accounts receivable, net	646,656	607,532
Inventories, net	213,316	206,555
Prepaid expenses and other current assets	10,095	10,016
Total current assets	986,257	932,413
Property and equipment, net	59,913	61,011
Right-of-use assets	8,495	9,579
Goodwill	73,602	73,602
Intangibles, net	4,953	5,868
Other assets	905	910
Total Assets	$1,134,125	$1,083,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$258,596	$281,836
Accrued payroll	31,478	30,966
Accrued expenses and other liabilities	62,846	61,830
Total current liabilities	352,920	374,632
Deferred income taxes	19,278	19,278
Noncurrent operating lease liabilities	5,620	6,789
Other liabilities	200	211
Total Liabilities	378,018	400,910
Stockholders’ Equity:
Common Stock	291	290
Additional paid-in capital	125,591	122,354
Retained earnings	676,162	605,766
Treasury stock, at cost	(45,937)	(45,937)
Total Stockholders’ Equity	756,107	682,473
Total Liabilities and Stockholders’ Equity	$1,134,125	$1,083,383

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$775,692	$751,368	$2,392,545	$2,092,421
Cost of sales	639,066	630,671	1,990,712	1,754,877
Gross profit	136,626	120,697	401,833	337,544
Selling, general and administrative expenses	104,887	93,369	305,189	272,332
Income from operations	31,739	27,328	96,644	65,212
Other income, net	308	—	319	7
Income before taxes	32,047	27,328	96,963	65,219
Income tax provision	(8,841)	(7,283)	(26,567)	(17,698)
Net income	$23,206	$20,045	$70,396	$47,521

Earnings per common share:
Basic	$0.88	$0.77	$2.68	$1.81
Diluted	$0.88	$0.76	$2.66	$1.80

Shares used in computation of earnings per common share:
Basic	26,279	26,197	26,267	26,186
Diluted	26,455	26,368	26,432	26,362

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - June 30, 2022	29,045	$290	$124,690	$652,956	(2,773)	$(45,937)	$731,999
Stock-based compensation expense	—	—	1,282	—	—	—	1,282
Restricted stock units vested	16	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(380)	—	—	—	(380)
Net income	—	—	—	23,206	—	—	23,206
Balance - September 30, 2022	29,061	$291	$125,591	$676,162	(2,773)	$(45,937)	$756,107

	Nine Months Ended September 30, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	(2,773)	$(45,937)	$682,473
Stock-based compensation expense	—	—	4,072	—	—	—	4,072
Restricted stock units vested	36	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(834)	—	—	—	(834)
Net income	—	—	—	70,396	—	—	70,396
Balance - September 30, 2022	29,061	$291	$125,591	$676,162	(2,773)	$(45,937)	$756,107

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended September 30, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - June 30, 2021	28,960	$289	$121,659	$589,560	(2,773)	$(45,937)	$665,571
Stock-based compensation expense	—	—	1,026	—	—	—	1,026
Restricted stock units vested	18	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(470)	—	—	—	(470)
Net income	—	—	—	20,045	—	—	20,045
Balance - September 30, 2021	28,978	$290	$122,214	$609,605	(2,773)	$(45,937)	$686,172

	Nine Months Ended September 30, 2021
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	(2,773)	$(45,937)	$636,327
Stock-based compensation expense	—	—	3,118	—	—	—	3,118
Restricted stock units vested	35	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(794)	—	—	—	(794)
Net income	—	—	—	47,521	—	—	47,521
Balance - September 30, 2021	28,978	$290	$122,214	$609,605	(2,773)	$(45,937)	$686,172

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows provided by Operating Activities:
Net income	$70,396	$47,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,000	9,165
Adjustments to credit losses reserve	2,658	1,704
Stock-based compensation expense	4,072	3,118
Loss on disposal of fixed assets	16	2
Changes in assets and liabilities:
Accounts receivable	(41,782)	22,437
Inventories	(6,761)	(34,507)
Prepaid expenses and other current assets	(79)	(360)
Other non-current assets	5	314
Accounts payable	(23,268)	(49,997)
Accrued expenses and other liabilities	1,432	9,437
Net cash provided by operating activities	15,689	8,834
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(6,975)	(7,092)
Proceeds from life insurance	—	1,500
Net cash used in investing activities	(6,975)	(5,592)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	36,463	—
Repayment of short-term borrowings	(36,463)	—
Dividend payments	—	(8,375)
Payment of payroll taxes on stock-based compensation through shares withheld	(834)	(794)
Net cash used in financing activities	(834)	(9,169)
Increase (decrease) in cash and cash equivalents	7,880	(5,927)
Cash and cash equivalents, beginning of year	108,310	95,655
Cash and cash equivalents, end of period	$116,190	$89,728

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$362	$394
Supplemental Cash Flow Information:
Income taxes paid	$30,759	$20,600
Interest paid	$4	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2022 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2022.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended September 30, 2022 and 2021, along with the reportable segment for each category.

	Three Months Ended September 30, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$120,689	$95,017	$60,960	$276,666
Desktops	21,151	37,045	13,113	71,309
Software	36,965	36,996	12,186	86,147
Servers/Storage	27,016	15,857	12,213	55,086
Net/Com Products	27,732	19,625	8,189	55,546
Displays and Sound	28,377	30,011	20,633	79,021
Accessories	33,007	46,051	17,808	96,866
Other Hardware/Services	20,879	24,908	9,264	55,051
Total net sales	$315,816	$305,510	$154,366	$775,692

	Three Months Ended September 30, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$109,910	$117,017	$77,192	$304,119
Desktops	22,329	34,473	11,319	68,121
Software	28,761	22,829	9,678	61,268
Servers/Storage	25,775	12,560	13,407	51,742
Net/Com Products	21,091	23,887	8,259	53,237
Displays and Sound	26,321	33,490	15,287	75,098
Accessories	28,865	43,207	14,320	86,392
Other Hardware/Services	18,373	22,259	10,759	51,391
Total net sales	$281,425	$309,722	$160,221	$751,368

The following table represents a disaggregation of revenue from arrangements with customers for the nine months ended September 30, 2022 and 2021, along with the reportable segment for each category.

	Nine Months Ended September 30, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$374,298	$333,764	$185,021	$893,083
Desktops	68,459	134,541	44,368	247,368
Software	111,440	79,578	27,963	218,981
Servers/Storage	78,878	43,085	31,441	153,404
Net/Com Products	74,789	66,060	22,856	163,705
Displays and Sound	92,170	104,822	53,263	250,255
Accessories	100,904	151,786	46,423	299,113
Other Hardware/Services	63,672	76,225	26,739	166,636
Total net sales	$964,610	$989,861	$438,074	$2,392,545

	Nine Months Ended September 30, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$301,746	$293,680	$196,667	$792,093
Desktops	64,095	103,740	27,696	195,531
Software	89,025	71,496	28,745	189,266
Servers/Storage	67,434	56,822	27,689	151,945
Net/Com Products	61,855	64,404	25,831	152,090
Displays and Sound	71,920	86,238	42,023	200,181
Accessories	82,192	131,394	34,250	247,836
Other Hardware/Services	56,750	74,394	32,335	163,479
Total net sales	$795,017	$882,168	$415,236	$2,092,421

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$5,027	$8,628

Changes in the contract liability balances during the nine months ended September 30, 2022 and 2021 are as follows:

2022
Balance at December 31, 2021	$8,628
Cash received in advance and not recognized as revenue	18,943
Amounts recognized as revenue as performance obligations satisfied	(22,544)
Balance at September 30, 2022	$5,027

2021
Balance at December 31, 2020	$3,509
Cash received in advance and not recognized as revenue	19,838
Amounts recognized as revenue as performance obligations satisfied	(15,524)
Balance at September 30, 2021	$7,823

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$23,206	$20,045	$70,396	$47,521
Denominator:
Denominator for basic earnings per share	26,279	26,197	26,267	26,186
Dilutive effect of employee stock awards	176	171	165	176
Denominator for diluted earnings per share	26,455	26,368	26,432	26,362
Earnings per share:
Basic	$0.88	$0.77	$2.68	$1.81
Diluted	$0.88	$0.76	$2.66	$1.80

For the three and nine months ended September 30, 2022 and 2021, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4–Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use asset (“ROU asset”) as of September 30, 2022 was $1,432 and a corresponding lease liability of $1,432 associated with related party leases.

As of September 30, 2022, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$693	$1,006	$940	$2,112	$3,052
Short-term lease cost	107	58	165	321	100	421
Total lease cost	$420	$751	$1,171	$1,261	$2,212	$3,473

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$713	$1,026	$940	$2,147	$3,087

Weighted-average remaining lease term (in years):
Capitalized operating leases				1.17	4.26	3.78

Weighted-average discount rate:
Capitalized operating leases				3.92%	4.03%	4.02%

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$753	$1,066	$940	$2,304	$3,244
Short-term lease cost	107	21	128	320	63	383
Total lease cost	$420	$774	$1,194	$1,260	$2,367	$3,627

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$807	$1,120	$940	$2,404	$3,344

Weighted-average remaining lease term (in years):
Capitalized operating leases				2.17	4.66	4.06

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.92%	3.92%

As of September 30, 2022, future lease payments over the remaining term of capitalized operating leases were as follows:

For the Years Ended December 31,	Related Parties	Others	Total
2022, excluding the nine months ended September 30, 2022	$313	$699	$1,012
2023	1,149	2,260	3,409
2024	—	1,860	1,860
2025	—	1,798	1,798
2026	—	1,115	1,115
Thereafter	—	575	575
	$1,462	$8,307	$9,769

Imputed interest			(678)
Lease liability balance at September 30, 2022			$9,091

As of September 30, 2022, the ROU asset had a balance of $8,495. The long-term lease liability was $5,620 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,471. As of September 30, 2021, the ROU asset had a balance of $10,218. The long-term lease liability was $7,353 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,502.

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

Segment information applicable to the Company’s reportable operating segments for the three and nine months ended September 30, 2022 and 2021 is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net sales:
Business Solutions	$315,816	$281,425	$964,610	$795,017
Enterprise Solutions	305,510	309,722	989,861	882,168
Public Sector Solutions	154,366	160,221	438,074	415,236
Total net sales	$775,692	$751,368	$2,392,545	$2,092,421
Operating income (loss):
Business Solutions	$19,278	$12,774	$62,230	$29,559
Enterprise Solutions	12,401	19,151	42,103	52,203
Public Sector Solutions	4,211	619	4,156	(4,250)
Headquarters/Other	(4,151)	(5,216)	(11,845)	(12,300)
Total operating income	31,739	27,328	96,644	65,212
Other expenses, net	308	—	319	7
Income before taxes	$32,047	$27,328	$96,963	$65,219
Selected operating expense:
Depreciation and amortization:
Business Solutions	$167	$169	$502	$487
Enterprise Solutions	482	560	1,517	1,888
Public Sector Solutions	20	19	59	43
Headquarters/Other	2,351	2,199	6,922	6,747
Total depreciation and amortization	$3,020	$2,947	$9,000	$9,165
Total assets:
Business Solutions			$451,872	$375,557
Enterprise Solutions			647,592	603,173
Public Sector Solutions			113,820	91,227
Headquarters/Other			(79,159)	(56,031)
Total assets			$1,134,125	$1,013,926

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, inventories, property and equipment, ROU assets, and intercompany balance, net. As of September 30, 2022 and 2021, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $62,154, and $39,209, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade our management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

Note 6–Commitments and Contingencies

The Company is subject to various legal proceedings and claims, which have arisen during the ordinary course of business. The outcome of such matters is not expected to have a material, adverse effect on the Company’s financial position, results of operations, and/or cash flows.

The Company is subject to audits by states on sales and income taxes, employment matters, and other assessments. Additional liabilities for these and other audits could be assessed, but such outcomes are not expected to have a material, adverse impact on the Company’s financial position, results of operations, and/or cash flows.

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (6.25% at September 30, 2022). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges (“Adjusted EBITDA”). The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated trailing twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of September 30, 2022, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

During the nine months ended September 30, 2022, the Company borrowed $36,463 under the credit facility, which was fully repaid prior to September 30, 2022. The Company had no outstanding borrowings under the credit facility as of September 30, 2022 or 2021, and accordingly, the entire $50,000 credit facility was available for borrowings on such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of management including, without limitation, our expectations with regard to the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks, and the overall level of economic activity and the level of business investment in information technology products. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” “seek,” “plan,” “intend,” or similar terms, variations of such terms, or the negative of those terms. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

●	we have experienced variability in sales and may not be able to maintain profitable operations;
●	our results of operations depend in part on worldwide economic and geopolitical conditions, which are currently characterized by, among other things, persistent inflation and rising interest rates;
●	substantial competition could reduce our market share and may negatively affect our business;
●	we face and will continue to face significant price competition, which could result in a reduction of our profit margins;
●	the spread of COVID-19 and the imposition of related public health measures and restrictions have, and may in the future, further materially adversely impact our business, financial condition, results of operations and cash flows;
●	instability in economic conditions and government spending may adversely affect our business and reduce our operating results;
●	disruptions impacting the global supply chain, including those attributable to the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine;
●	the loss of any of our major vendors could have a material adverse effect on our business;
●	virtualization of IT resources and applications, including networks, servers, applications, and data storage may disrupt or alter our traditional distribution models;
●	the methods of distributing IT products are changing, and such changes may negatively impact us and our business;
●	we depend heavily on third-party shippers to deliver our products to customers and would be adversely affected by a service interruption by these shippers;
●	we may experience increases in shipping and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers;
●	we may experience a reduction in the incentive programs offered to us by our vendors;
●	should our financial performance not meet expectations, we may be required to record a significant charge to earnings for impairment of goodwill and other intangibles;
●	we are exposed to inventory obsolescence due to the rapid technological changes occurring in the IT industry;

●	we are exposed to accounts receivable risk and if customers fail to timely pay amounts due to us our business, results of operations and/or cash flows could be adversely affected;
●	we are dependent on key personnel and, more generally, skilled personnel in all areas of our business and the loss of key persons or the inability to attract, train and retain qualified personnel could adversely impact our business;
●	cyberattacks or the failure to safeguard personal information and our information technology systems could result in liability and harm our reputation, which could adversely affect our business.
●	we are exposed to risks from legal proceedings and audits, which may result in substantial costs and expenses or interruption of our normal business operations.
●	the failure to comply with our public sector contracts could result in, among other things, fines or liabilities; and
●	we are controlled by one principal stockholder

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of COVID-19 and its variants. We cannot assure investors that our assumptions and expectations will prove to have been correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors, financial condition, and results of operations, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We therefore caution you against undue reliance on any of these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements include those discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

OVERVIEW

We are a Fortune 1000 Global Solutions Provider that simplifies the information technology, or IT, purchasing experience, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. Our Technology Solutions Group, or TSG, and state-of-the-art Technology Integration and Distribution Center, or TIDC, with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

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

As a value-added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have, on multiple occasions, sold or attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to and, in some cases successfully, eliminating our role. We believe that the success of these direct sales efforts by suppliers will depend on their ability to meet our customers’ ongoing demands and provide objective, unbiased solutions to meet their needs. We believe more of our customers are seeking comprehensive IT solutions, rather than simply the acquisition of specific IT products. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customers’ individual needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our TSG, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and improve gross margins in this competitive environment.

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

COVID-19 Update / Recent Developments

The effects of the COVID-19 and its variants as well as the current economic and geopolitical conditions, such as persistent inflation and rising interest rates continue to evolve, it is difficult to predict and forecast the impact it might have on our business and results of operations in the future. As expected, cost inflation has been more significant in 2022 than in 2021, however, the impact of cost inflation has been effectively managed by pricing actions in the current year. As we were able to successfully manage our inflation, on a consolidated basis our gross profit increased by $64.3 million, or 19.0% for the nine months ended September 30, 2022 compared to the same period a year ago. However, there is no certainty that we will be able to do so in future periods. During the quarter, we saw improvement in the supply chain which resulted in a decrease in our backlog compared to the second quarter of 2022, although our backlog remains elevated compared to 2021. We continue to expect some supply chain challenges, will persist through at least the balance of the year into the first quarter of 2023. We continue to monitor the effects these issues are having on our customers, suppliers, and the economy as a whole and will continue to adjust our business practices, as necessary, to respond to the changing demand for, and supply of, our products.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales (dollars in millions)	$775.7	$751.4	$2,392.5	$2,092.4
Gross margin	17.6%	16.1%	16.8%	16.1%
Selling, general and administrative expenses	13.5%	12.4%	12.8%	13.0%
Income from operations	4.1%	3.6%	4.0%	3.1%

Net sales of $775.7 million for the third quarter of 2022 reflected an increase of $24.3 million, or 3.2% compared to the third quarter of 2021, which was primarily driven by a $24.9 million increase in software sales, recognized on a net basis. As shown in the table in Note 2, the $27.5 million decrease in notebooks/mobility products were offset by general increases in all other product categories excluding software when compared to the same quarter in 2021 resulting in the net increases in software as the primary driver for the increase in net sales. Gross profit increased year-over-year by $15.9 million, or 13.2%, to $136.6 million as illustrated in the table and discussion on page 17 in this Form 10-Q. Gross margin increased to 17.6% from 16.1%. This increase in gross margin is primarily driven by increased net sales of higher margin software and services which are recognized as revenue on a net basis. In addition, increased net sales in servers/storage and net/com products also contributed to the increase in gross margin. Selling, general and administrative expenses (“SG&A expenses”) increased year-over-year by $11.5 million, or 12.3%, to $104.9 million. The increase in SG&A was primarily driven by $9.8 million increase in personnel cost. The increased personnel cost was due to an increase in variable compensation as a result of higher levels of gross profit and an investment in incremental headcount focused on building our technical and sales organizations. SG&A as a percentage of net sales increased to 13.5% compared to 12.4% a year ago. The increase in SG&A as a percentage of net sales is primarily due to the shift in product mix toward software and services recognized on a net basis. Operating income in the third quarter of 2022 increased year-over-year both in dollars and as a percentage of net sales by $4.4 million and 50 basis points, respectively, primarily as a result of the increase in gross profit.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales Segment
Enterprise Solutions	39%	41%	42%	42%
Business Solutions	41	38	40	38
Public Sector Solutions	20	21	18	20
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	36%	40%	37%	38%
Desktops	9	9	10	9
Software	11	8	9	9
Servers/Storage	7	7	7	7
Net/Com Product	7	7	7	7
Displays and sound	10	10	10	10
Accessories	13	12	13	12
Other Hardware/Services	7	7	7	8
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales Segment
Enterprise Solutions	15.8%	14.7%	14.9%	14.8%
Business Solutions	20.0	19.4	19.8	19.3
Public Sector Solutions	16.3	12.7	14.4	13.0
Total Company	17.6%	16.1%	16.8%	16.1%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Personnel costs	$80.4	$70.5	$231.3	$205.6
Advertising	5.4	4.2	15.6	10.7
Service contracts/subscriptions	4.7	4.2	14.5	13.0
Professional fees	3.7	3.8	11.5	13.0
Depreciation and amortization	3.0	2.9	9.0	9.2
Facilities operations	2.3	2.1	6.6	6.4
Credit card fees	2.0	2.2	5.4	5.3
Other	3.4	3.5	11.3	9.1
Total SG&A expense	$104.9	$93.4	$305.2	$272.3
As a percentage of net sales	13.5%	12.4	12.8%	13.0%

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended September 30, 2022 and the three months ended September 30, 2021; and changes between the nine months ended September 30, 2022 and the nine months ended September 30, 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2022		2021
		% of		% of	Change of
	Amount	Net Sales	Amount	Net Sales	$	%
Net Sales:
Enterprise Solutions	$305.5	39.4%	$309.7	41.2%	$(4.2)	(1.4)%
Business Solutions	315.8	40.7	281.4	37.5	34.4	12.2
Public Sector Solutions	154.4	19.9	160.3	21.3	(5.9)	(3.7)
Total	$775.7	100.0%	$751.4	100.0%	$24.3	3.2%
Gross Profit:
Enterprise Solutions	$48.2	15.8%	$45.7	14.7%	$2.5	5.7%
Business Solutions	63.3	20.0	54.7	19.4	8.6	15.7
Public Sector Solutions	25.1	16.3	20.3	12.7	4.8	23.3
Total	$136.6	17.6%	$120.7	16.1%	$15.9	13.2%

Net sales increased in the third quarter of 2022 compared to the third quarter of 2021, as explained by the year-over-year changes discussed below:

●	Net sales of $305.5 million for the Enterprise Solutions segment reflect a decrease of $4.2 million, or 1.4%. The decrease in net sales is primarily due to the shift in product mix to software and services as recognized as revenue on a net basis. The decrease of net sales is also attributable to a decrease of net sales in notebooks/mobility products of $22.0 million partially offset by increases in net sales of software, servers/storage and other hardware/services products of $14.2 million $3.3 million and $2.6 million, respectively.

●	Net sales of $315.8 million for the Business Solutions segment reflect an increase of $34.4 million, or 12.2%. This increase is primarily driven by the increased demand in advanced technologies including software, net/com products and other hardware/services. Additionally, we also saw strong demand in notebooks/mobility products. Net sales of notebooks/mobility, software, net/com, and other hardware/services products increased by $10.8 million, $8.2 million, $6.6 million, and $2.5 million, respectively.

●	Net sales of $154.4 million for the Public Sector Solutions segment reflect a decrease of $5.9 million, or 3.7%. Sales to state and local government and educational institutions decreased by $3.4 million, or 2.6%, compared to the prior year quarter, while sales to the federal government decreased by $2.4 million, or 9.1%. The decrease in net sales is primarily due to the shift in product mix along with a decreased in demand for notebooks/mobility products. Net sales of other hardware/services products also decreased by $1.5 million as services revenue recognized on a net basis. Net sales of notebooks/mobility products decreased by $16.2 million compared to the same period of a year ago. These decreases were partially offset by increases in net sales of displays and sound, accessories, and software products of $5.3 million, $3.5 million, and $2.5 million, respectively.

Gross profit for the third quarter of 2022 increased year-over-year in dollars as well as a percentage of net sales (gross margin), as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased despite lower net sales as referenced in the table on

Page 17. Gross margin increased by 110 basis points primarily due to an increase in sales of higher margin software and services products recognized as revenue on a net basis. Additionally, gross margin benefited from increased sales of higher margin datacenter solutions including $3.3 million increase in net sales of servers/storage products compared to the same quarter of the prior year.

●	Gross profit for the Business Solutions segment increased primarily due to a 12.2% increase in net sales as referenced in the table on page 17. Gross margin increased by 60 basis points primarily due to an increase in sales of higher margin software and services products recognized as revenue on a net basis, including an $8.2 million and $2.5 million increase in net sales of software and other hardware/services, respectively.

●	Gross profit for the Public Sector Solutions segment increased despite lower net sales as referenced in the table on page 17. Gross margin percentage increased by 360 basis points primarily due to the shift in product mix from lower margin notebooks/mobility products to higher margin software and services products recognized as revenue on a net basis, including a $2.5 million increase in net sales of software, partially offset by a $16.2 million decrease in notebooks/mobility products compared to the same quarter of prior year.

Selling, general and administrative expenses in the third quarter of 2022 increased in dollars as well as a percentage of net sales compared to the third quarter of 2021. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended September 30,
	2022		2021
		% of		% of
		Segment Net		Segment Net	Change of
	Amount	Sales	Amount	Sales	$	%
Enterprise Solutions	$35.9	11.7%	$26.5	8.6%	$9.4	35.3%
Business Solutions	44.0	13.9	41.9	14.9	2.1	4.9
Public Sector Solutions	20.9	13.5	19.7	12.3	1.2	5.9
Headquarters/Other, unallocated	4.1		5.3		(1.2)	(20.4)
Total	$104.9	13.5%	$93.4	12.4%	$11.5	12.3%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars as well as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to the higher allocation use of Headquarter services of $8.4 million. The higher allocation use is mainly due to increased use of shared Headquarter services such as marketing and other overhead costs. SG&A expenses as a percentage of net sales were 11.7% for the Enterprise Solutions segment in the third quarter of 2022, which reflects an increase of 310 basis points and is primarily due to the increased use of shared Headquarter services along with the shift in product mix toward software and services recognized on a net basis.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales year-over-year. The year-over-year change in SG&A dollars was driven primarily by a $2.4 million increase in personnel cost, primarily due to an increase in variable compensation expense associated with higher gross profit and an incremental headcount. This year-over-year increase in SG&A expenses was also attributable to higher advertising costs of $0.7 million compared to the same period last year. Those increases were partially offset by a $1.4 million decreased use of shared Headquarter services.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars as well as a percentage of net sales. The increase of $1.2 million in SG&A dollars was primarily driven by an $1.7 million increase in personnel cost which was attributable to higher variable compensation associated with higher levels of gross profit and an incremental increase in headcount. This increase was partially offset by the decreased use of shared Headquarter service of $0.5 million.

●	SG&A expenses for the Headquarters/Other group decreased by $1.2 million primarily due to a decrease in unallocated Headquarter overhead costs year-over-year of $6.6 million. This decrease is partially offset by the increased personnel cost of $5.3 million which was attributable to higher variable compensation associated with higher levels of gross profit and an incremental headcount. The Headquarters/Other group provides services to the three segments in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Income from operations for the third quarter of 2022 increased to $31.7 million, compared to $27.3 million for the third quarter of 2021, primarily related to higher sales of software and service products recognized as revenue on a net basis. Income from operations as a percentage of net sales was 4.1% for the third quarter of 2022, compared to 3.6% for the prior year quarter, primarily driven by $15.9 million, or 13.2% increase in gross profit.

Income taxes. Our provision for income taxes in the third quarter of 2022 was $8.8 million, compared to $7.3 million for the third quarter of 2021, primarily due to the increases of operating income. Our effective tax rate was 27.6% for the quarter ended September 30, 2022, compared to 26.6% for the quarter ended September 30, 2021. The increase in our effective tax rate is attributable to $0.3 million R&D tax credits recognized in the prior year quarter.

Net income for the third quarter of 2022 increased to $23.2 million, compared to $20.0 million for the third quarter of 2021, primarily due to the $4.4 million, or 16.1% increase in operating income.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2022		2021
		% of		% of	Change of
	Amount	Net Sales	Amount	Net Sales	$	%
Net Sales:
Enterprise Solutions	$989.8	41.4%	$882.2	42.2%	$107.6	12.2%
Business Solutions	964.6	40.3	795.0	38.0	169.6	21.3
Public Sector Solutions	438.1	18.3	415.2	19.8	22.9	5.5
Total	$2,392.5	100.0%	$2,092.4	100.0%	$300.1	14.3%
Gross Profit:
Enterprise Solutions	$147.7	14.9%	$130.1	14.7%	$17.6	13.5%
Business Solutions	190.9	19.8	153.4	19.3	37.5	24.5
Public Sector Solutions	63.2	14.4	54.0	13.0	9.2	17.0
Total	$401.8	16.8%	$337.5	16.1%	$64.3	19.0%

Net sales increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, as explained by the year-over-year changes discussed below:

●	Net sales of $989.8 million for the Enterprise Solutions segment reflect an increase of $107.6 million, or 12.2%. Our notebooks/mobility and desktop products experienced increases in net sales of $40.1 million and $30.8 million, respectively, associated with our customers’ hybrid work initiatives. We also saw increases in net sales of displays and sound and accessories of $18.6 million and $20.4 million, respectively. Those increases were offset by the decreases in net sales of servers/storage of $13.7 million.

●	Net sales of $964.6 million for the Business Solutions segment reflect an increase of $169.6 million, or 21.3%. The increase in net sales was primarily driven by strong demand for work-from-anywhere solutions, including increases in net sales of notebooks/mobility products of $72.6 million. Net sales of software, displays and sound products, accessories, net/com products, and servers/storage products also increased by $22.4 million, $20.3 million, $18.7 million, $12.9 million, and $11.4 million, respectively.

●	Net sales of $438.1 million for the Public Sector Solutions segment reflect an increase of $22.8 million, or 5.5%. The increase in net sales was primarily driven by strong demand in the K-12 vertical market due to the ECF (Emergency Connectivity Fund). The increase in net sales is also attributable to the infrastructure stimulus bill allocating funds for technology purchases. Sales to state and local government and educational institutions increased by $35.4 million, or 10.8%, compared to the prior year quarter, while sales to the federal government decreased by $12.6 million, or 14.4%. Net sales of desktops products, accessories, and displays and sound products increased by $16.7 million, $12.2 million, and $11.2 million, respectively. These increases were partially offset by the decreases in net sales of notebooks/mobility and other hardware/services products of $11.6 million and $5.6 million, respectively.

Gross profit for the nine months ended September 30, 2022 increased year-over-year in dollars as well as a percentage of net sales (gross margin), as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased primarily as a result of the 12.2% increase in net sales as referenced in the table on page 19. Gross margin is 14.9% as compared to 14.7% for the prior year, which is relatively flat year-over-year.

●	Gross profit for the Business Solutions segment increased primarily due to a 21.3% increase in net sales as referenced in the table on page 19. Gross margin is 19.8% as compared to 19.3% for the prior year, which reflects an increase of 50 basis points. This increase is primarily due to the increased sales in higher margin software, net/com and servers/storage products, including an $22.4 million, $12.9 million, and $11.4 million increase in net sales of software, net/com and servers/storage products, respectively

●	Gross profit for the Public Sector Solutions segment increased as a result of a 5.5% increase in net sales as referenced in the table on page 20. Gross margin percentage increased by 140 basis points compared to the prior year period. This increase of gross margin is primarily due to the decreased net sales of $11.6 million in lower margin notebooks/mobility products.

Selling, general and administrative expenses increased in dollars but decreased as a percentage of net sales in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Nine Months Ended September 30,
	2022		2021
		% of		% of
		Segment Net		Segment Net	Change of
	Amount	Sales	Amount	Sales	$	%
Enterprise Solutions	$105.6	10.7%	$78.0	8.8%	$27.6	35.5%
Business Solutions	128.7	13.3	123.8	15.6	4.9	3.9
Public Sector Solutions	59.0	13.5	58.2	14.0	0.8	1.3
Headquarters/Other, unallocated	11.9		12.3		(0.4)	(3.7)
Total	$305.2	12.8%	$272.3	13.0%	$32.9	12.1%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars as well as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to the higher allocation use of Headquarter services, primarily due to the increased use of shared Headquarter services of $24.4 million. SG&A expenses as a percentage of net sales were 10.7% for the Enterprise Solutions segment for the nine months ended September 30, 2022, which reflects an increase of 190 basis points and is a result of the increased use of shared Headquarter services when compared with the same period a year ago.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales year-over-year. The year-over-year change in SG&A dollars was driven primarily by (i) a $5.5 million increase in personnel cost, primarily due to an increase in variable compensation expense associated with higher gross profit and an incremental headcount and (ii) higher advertising costs of $3.6 million. Those increases were partially offset by a $5.3 million decrease in the allocation use of Headquarter services. SG&A expenses as a percentage of net sales were 13.3% for the Business Solutions segment for the nine months ended September 30, 2022, which reflects a decrease of 230 basis points and was primarily due to higher sales for the nine months ended September 30, 2022 of 2022 compared with the same period a year ago.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars but decreased as a percentage of net sales. The increase of $0.8 million in SG&A dollars was primarily due to the increased personnel costs of $2.8 million, which was partially offset by the decreased use of shared Headquarter service of $2.1 million. SG&A expenses as a percentage of net sales were 13.5% for the Public Sector Solutions segment for the nine months ended September 30, 2022 of 2022, which was relatively flat compared 14.0% for the same period a year ago.

●	SG&A expenses for the Headquarters/Other group decreased by $0.4 million year-over-year primarily due to a decrease in unallocated Headquarter overhead costs year-over-year.

Income from operations for the nine months ended September 30, 2022 increased to $96.6 million, compared to $65.2 million for the nine months ended September 30, 2021 primarily due to the increases in net sales and gross profit. Income from operations as a percentage of net sales increased to 4.0% for the nine months ended September 30, 2022, compared to 3.1% of net sales for the prior year, primarily due to the increase in net sales of $300.1 million and the decrease of 20 basis points in SG&A expenses as a percentage of net sales year-over-year.

Income taxes. Our provision for income taxes for the nine months ended September 30, 2022 was $26.6 million, compared to $17.7 million for the same period of 2021, primarily due to the increases of operating income. Our effective tax rate was 27.4% for the nine months ended September 30, 2022, which is relatively flat to 27.1% for the same period of 2021.

Net income for the nine months ended September 30, 2022 increased to $70.4 million, compared to $47.5 million for the nine months ended September 30, 2021, primarily due to higher net sales and gross profit, combined with lower operating expenses as a percentage of net sales, as compared to the same period of 2021.

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

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash and Cash Equivalents. At September 30, 2022, we had $116.2 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and payables to generate a positive cash flow.

●	Credit Facility. As of September 30, 2022, we had no borrowings outstanding under our $50.0 million credit facility, which is available until March 31, 2025. The credit facility can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the administrative agent. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of September 30, 2022, we were in compliance with all covenants under the credit facility.

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

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$15.7	$8.8
Net cash used in investing activities	(7.0)	(5.5)
Net cash used in financing activities	(0.8)	(9.2)
Increase (decrease) in cash and cash equivalents	$7.9	$(5.9)

Cash provided by operating activities are summarized as follows (dollars in millions):

	Nine Months Ended September 30,
	2022	2021	Change
Net income	$70.4	$47.5	$22.9
Adjustments for the impact of non-cash items	15.7	14.0	1.7
Net income adjusted for the impact of non-cash items	86.1	61.5	24.6
Changes in assets and liabilities:
Accounts receivable	(41.8)	22.4	(64.2)
Inventories	(6.8)	(34.5)	27.7
Accounts payable	(23.3)	(50.0)	26.7
Other	1.5	9.4	(7.9)
Net cash provided by operating activities	$15.7	$8.8	$6.9

Net cash provided by operating activities increased by $6.9 million to $15.7 million for the nine months ended September 30, 2022 from $8.8 million during the same period in 2021. Net income adjusted for non-cash charges accounted for $24.6 million of the increase in operating cash flow offset by $17.8 million related to the changes in current assets and current liabilities. For the nine-months ended September 30, 2022, our trade accounts receivable grew $50 million from September 30, 2021. This increase was the result of improved collections partially offset by increased customer billings. For the comparative nine months period ended September 30, 2021, trade accounts receivable decreased $11.8 million from December 31, 2020 as a result of collections from those customers offered extended payments terms due to the COVID-19 pandemic. Customer billings increased $400.0 million to $3.2 billion during the trailing 12-month period ended September 30, 2022 compared to $2.8 billion for the trailing 12-month ended September 30, 2021. While billings increased during these comparative periods, trade accounts receivable as a percentage of net sales fell 1.1% to 18.5% from 19.6% for the trailing 12-months ended on September 30, 2022 and September 30, 2021, respectively, due to improved collections over the comparable 12-month periods.

Additional drivers that impacted cash from operating activities were related to the timing of payments to vendors and inventory purchases. Inventory also grew $6.8 million during the nine months ended September 30, 2022 as a result of purchases in advance of large project rollouts. Accounts payable disbursements are dependent on the timing of inventory receipts which were more heavily weighted in the fourth quarter of 2021 than experienced during the nine months ended September 30, 2022.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2022	2021
Days of sales outstanding (DSO)(1)	70	66
Days of supply in inventory (DIO)(2)	30	25
Days of purchases outstanding (DPO)(3)	(37)	(31)
Cash conversion cycle	63	60

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2) Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3) Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle increased slightly to 63 days at September 30, 2022, compared to 60 days at September 30, 2021. The higher software net sales for the quarter ended September 30, 2022 have an unfavorable impact to DSO and a favorable impact to DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis. As such, DSO increased 4 days and DPO increased 6 days as shown in the table above. The increase of DIO was driven by the increased in advanced inventory purchases due to anticipated future customer rollouts.

Cash used in investing activities for the nine months ended September 30, 2022 represents $7.0 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year, we made similar investments of $7.1 million in purchases of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2022 consisted of $0.8 million payment of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily represented an $8.4 million payment of a special $0.32 per share dividend.

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

Credit facility. Our credit facility extends until March 31, 2025 and is collateralized by our accounts receivable. As of September 30, 2022, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under this facility bear interest at the one-month LIBOR, plus a spread based on our funded debt ratio, or in the absence of LIBOR, the prime rate (6.25% at September 30, 2022). We have the option to increase our borrowing capacity under the credit facility by an additional $30.0 million, provided we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity.” We did not have any amounts outstanding under the credit facility at September 30, 2022.

Factors Affecting Sources of Liquidity

Cash Generated from Operations. The key factors affecting our cash generated from operations are our ability to minimize costs, fully achieve our operating efficiencies, timely collect our customer receivables, and manage of our inventory levels.

Credit Facility. Our credit facility extends until March 31, 2025 and is collateralized by our accounts receivable. As of September 30, 2022, we did not have any borrowings outstanding under the credit facility. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants and other restrictions would constitute a default and could prevent us from borrowing funds under this credit facility. This credit facility contains two financial tests:

●	Our funded debt ratio (defined as the average outstanding advances under the credit facility for the quarter, divided by our consolidated trailing twelve months Adjusted EBITDA—earnings before interest expense, taxes, depreciation, amortization, and special charges—for the trailing four quarters) must not be more than 2.0 to 1.0. Our outstanding borrowings under the credit facility as of September 30, 2022 were zero, and accordingly, the funded debt ratio did not limit potential borrowings as of September 30, 2022. Future decreases in our consolidated trailing twelve months Adjusted EBITDA, could limit our potential borrowings under the credit facility.

●	Our minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $552.0 million at September 30, 2022, whereas our consolidated stockholders’ equity at that date was $756.1 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. No material changes related to our market risks have occurred since December 31, 2021.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II ―OTHER INFORMATION

Item 1. Legal Proceedings

For information related to legal proceedings, see the discussion in Note 6 - “Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

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

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-4 (333-63272) filed on June 19, 2001).

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 9, 2008).
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	November 4, 2022	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	November 4, 2022	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)