Form 10-K
period 2022-12-31
PC CONNECTION INC
filed 2023-03-06
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large Accelerated Filer ___ Accelerated Filer ✔ Non-accelerated Filer ___ Smaller Reporting Company ___ Emerging Growth Company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2022, based on $44.05 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $495 million.

The number of shares of the registrant’s Common Stock outstanding as of February 24, 2023 was 26,312,862.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results, business plans (including statements regarding new products and services we may offer and future expenditures, costs and investments), future liabilities, impairments, competition, and the impact of current macroeconomic conditions on our businesses and results of operations. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “anticipates,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

Such differences may result from actions taken by us, including expense reduction or strategic initiatives (including reductions in force, capital investments and new or expanded product offerings or services), our execution of our business plans (including our inventory management, our cost structure and our management and other personnel decisions) or other business decisions, as well as from developments beyond our control, including

●substantial competition reducing our market share;

●significant price competition reducing our profit margins;

●the loss of any of our major vendors adversely affecting the number of type of products we may offer;

●virtualization of information technology, or IT, resources and applications, including networks, servers, applications, and data storage disrupting or altering our traditional distribution models;

●service interruptions at third-party shippers negatively impacting our ability to deliver the products we offer to our customers;

●increases in shipping and postage costs reducing our margins and adversely affecting our results of operations;

●loss of key persons or the inability to attract, train and retain qualified personnel adversely affecting our ability to operate our business;

●cyberattacks or the failure to safeguard personal information and our IT systems resulting in liability and harm to our reputation; and

●macroeconomic factors facing the global economy, including disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation and changing interest rates reducing the level of investment our customers are willing to make in IT products.

Additional factors include those described in this Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. You should not place undue reliance on the forward-looking statements. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made.

Unless the context otherwise requires, we use the terms “Connection”, the “Company”, “we”, “us”, and “our” in this Annual Report on Form 10-K to refer to PC Connection, Inc. and its subsidiaries.

PART I

Item 1. Business

GENERAL

We are a Fortune 1000 Global Solutions Provider that simplifies the IT customer experience, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. Our Technology Solutions Group, or TSG, and state-of-the-art Technology Integration and Distribution Center, or TIDC, with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 170 countries.

The “Connection®” brand includes Connection Business Solutions, Connection Enterprise Solutions, and Connection Public Sector Solutions, which provide IT solutions and services to small to medium-sized businesses, or SMBs, enterprise, and public sector markets. We united all of our subsidiaries into one cohesive brand, reflecting the promise of our blue arc and our mission to connect people with technology that enhances growth, elevates productivity, and empowers innovation. These entities represent our three operating segments and their respective markets:

●	Connection Enterprise Solutions – serving large enterprise customers

●	Connection Business Solutions – serving SMBs

●	Connection Public Sector Solutions – serving federal, state, and local government and educational institutions

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

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of industry-leading products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for twenty-two straight years. In recent years, we have received numerous awards, including the Microsoft Excellence in Operations, Double Gold Level Award for delivering market-leading operational excellence, Aruba Federal Public Sector Partner of the Year, HPE Federal GreenLake Partner of the Year, and HP U.S. Personal Systems National Solution Provider of the Year Award, as well as being named to the CRN Tech Elite 250 for the seventh year. Connection has also been twice named “America’s Best-in-State Employers” by Forbes. Our technical experts hold more than 2,500 professional certifications, and we have been awarded industry-leading partner authorizations, including Microsoft Azure Expert Managed Service Provider status and Google Cloud premier partner status. We believe this pursuit of excellence and our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has earned us strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our diverse customer base.

We strive to identify the unique needs of our corporate, government, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, integration, deployment, and support of their IT environments. As of December 31, 2022, we employed 752 sales representatives. Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever. These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff through our TSG and Technical Sales Organization, or TSO. Our Industry Solutions Group, or ISG, provides our sales team and customers with insights and guidance customized to the unique needs of our vertical markets, including healthcare, retail, finance, and manufacturing. We believe that increasing our salesforce productivity is important to our future success, and we have increased our headcount and investments in our sales and sales support teams accordingly.

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

MARKET AND COMPETITION

In the fiscal year ended December 31, 2022, we generated approximately 39.8% of our sales from SMBs, 42.4% from medium-to-large businesses (Fortune 1000), and 17.8% from government and educational institutions. The United States IT market that we serve is estimated to be approximately $200 billion.

The largest segment of this market is served by local and regional Value-Added Resellers, or VARs, many of whom we believe are transitioning from the hardware and software products business to higher-margin IT services. We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide IT solutions supplier. We have also partnered with third-party technology and telecommunications service providers to offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection at generally lower prices.

Intense competition for customers has led manufacturers of our IT products to use all available channels, including solutions providers, to distribute their products. Certain of these manufacturers who have traditionally used resellers to distribute their products have, from time to time, established their own direct marketing operations, including sales through the Internet.

We believe new entrants to the IT solutions channel must overcome a number of obstacles, including:

●	substantial time and resources required to build a customer base of meaningful size and profitability for cost-effective operation;

●	significant upfront costs of developing the information systems and operating infrastructure required to successfully compete as a national solutions provider;

●	purchasing and operating efficiencies enjoyed by larger and more established competitors;

●	difficulty building relationships with vendors needed to gain favorable product allocations and attractive pricing terms; and

●	difficulty identifying and recruiting management personnel with significant direct marketing experience in the industry.

BUSINESS STRATEGIES

We believe that we have become our customers’ IT provider of choice by calming the confusion surrounding IT procurement and solving complex business challenges with innovative IT solutions designed to meet their increased productivity, mobility, virtualization, and security needs in a continuously evolving IT environment. We provide enhanced value by assisting our customers in cost-effectively maximizing business opportunities provided by new technologies and advanced service solutions. The key elements of our business strategies include:

●	Providing consistent customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. Empathy for the challenges technology procurement presents to people is at the heart of our culture and serves as a foundation for long-lasting and rewarding partnerships we create with organizations of every size and industry. We have dedicated our resources to developing strong, long-term relationships with our customers by accurately assessing their IT needs, and providing scalable, high-quality solutions and services through our knowledgeable, well-trained personnel. Through operational excellence, we believe we have created efficient delivery programs that provide a quality buying experience for our customers.

●	Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, managed services, cloud solutions, and networking infrastructure, at costs that allow our customers to be more productive while maximizing their IT budgets. Our advanced solution offerings include network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

●	Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. We specialize in Internet-based solutions and provide electronic integration between our customers and suppliers.

●	Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on several key areas: data and automation, workplace transformation, cloud, cybersecurity, and managed services. Our TSG and TSO are responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these focus areas to enable us to capture a greater share of our customers’ IT expenditures.

●	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last twenty-two years. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market. Through the use of creative, consistent marketing activities, our goal is to strengthen the Connection brand and reinforce our reputation as a trusted IT advisor with a history of innovation and customer-centric service.

●	Maintaining long-standing vendor relationships. Our close partnerships with leading technology manufacturers and vendors provide our team with access to the latest product offerings, training assets, and support resources. We have a history of strong relationships with vendors, and were among the first national solutions providers qualified by manufacturers to market computer systems to end users. By working closely with our vendors to provide an efficient channel for the advertising and distribution of their products and solutions, we expect to expand market share and generate opportunities for optimizing partner incentive programs. We promote communication and collaboration with our partner community at every level of our organization, from sales and product management to leadership. We meet regularly with our partners to share feedback and explore strategies to promote greater engagement and better serve our mutual customers.

GROWTH STRATEGIES

Our growth strategies are designed to increase revenues by maximizing operational efficiencies while offering innovative products and value-added service offerings, increasing penetration of our existing customers, and expanding our customer base. Our six key elements of growth are:

●	Expanding hardware and software offerings. We offer our customers an extensive range of IT hardware and software products, and in response to customer demand, we continually evaluate and add new products to our offerings as they become available. We also work closely with vendors to identify and source first-to-market product offerings at aggressive prices.

●	Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers. Our converged data center, networking, mobility, security, cloud solutions, lifecycle, and software services practice groups consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers. We believe our investment in these seven practice areas may increase our share of our customers’ annual IT expenditures by broadening the range of products and services they purchase from us.

●	Targeting customer segments. Through increased targeted marketing, we seek to expand the number of our active customers and generate additional sales to existing customers by providing more value-added services and solutions. We have also developed digital marketing capabilities, which include but are not limited to digital remarketing, digital buying guides, Google shopping integration, along with social media advertising and search engine optimization. All of these aforementioned methods also help us fine tune and optimize our Internet marketing campaigns that focus on select markets, such as healthcare, retail, financial, and manufacturing.

●	Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives and providing ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating our customers’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives with technical support on more complex sales opportunities through our group of technical solution specialists.

●	Migrating to cloud-based solutions for our customers. Cloud computing is a key driver of new IT spending as our customers seek scalable, cost-effective solutions. We plan to expand our cloud-based solution sales and assist our customers in navigating the complex and growing field of cloud-solution offerings. This focus on cloud includes investing in the training and certification resources required to help our customers adopt and optimize cloud technologies. In 2022, we maintained Microsoft Azure Expert Managed Service Provider status as well as Google Cloud premier partner status—two exclusive designations that require an intensive auditing process and a proven record of delivering exceptional customer service and in-depth technical expertise around core cloud competencies.

●	Pursuing strategic acquisitions and alliances. We seek acquisitions and alliances that add new customers, strengthen our product and solution offerings, add management talent, and produce operating results which are accretive to our core business earnings.

SERVICE AND SUPPORT

Since our founding in 1982, our primary objective has been to provide products and services that meet the demands and needs of our customers and to supplement those products with up-to-date product information and excellent customer service and support. We believe that offering our customers superior value, through a combination of product knowledge, consistent and reliable service and support, and leading products at competitive prices, differentiates us from other national solutions providers and serves as the foundation for developing a broad and loyal customer base.

We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first. Supplementing our salesforce, our TSG and TSO offer in-depth technical support across a wide range of advanced technology solutions. These teams of engineers and solution architects design end-to-end IT solutions tailored to our customers’ unique environments and serve as technology consultants. Our TIDC ensures a superior customer experience, with seamless configuration, deployment, and support services. Product support technicians assist customers with questions concerning compatibility, installation, and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service. In-house TIDC technicians perform both warranty and non-warranty repair on most of the major systems and hardware products.

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

MARKETING AND SALES

We sell our products through our direct marketing channels to (i) SMBs including small office/home office customers, (ii) government and educational institutions, and (iii) medium-to-large businesses. We strive to be the primary supplier of IT products and solutions to our existing and prospective customers by providing exemplary customer service. We use multiple marketing approaches to reach existing and prospective customers, including:

●	outbound telemarketing and field sales;

●	digital, web, and print media advertising; and

●	targeted marketing programs to specific customer populations.

All of our marketing approaches emphasize our broad product offerings, fast delivery, customer support, competitive pricing, and our wide range of service solutions.

Sales Channels. We believe that our ability to establish and maintain long-term customer relationships and to encourage repeat purchases is largely dependent on the strength of our sales personnel and programs. Because our customers’ primary contact with us is through our sales representatives, we are committed to maintaining a qualified, knowledgeable, and motivated sales staff with a principal focus on customer service.

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

E-commerce Sales. We generally provide product descriptions and prices for all of the products we offer through the e-commerce websites we maintain and operate. Our Connection website also provides updated information for more than 460,000 items. We offer, and continuously update, selected product offerings and other special buys. We believe our websites are an important source of sales and a communication tool for improving customer service.

For example, our Enterprise Solutions Segment’s business process and operations are primarily Web-based. Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products. Our Enterprise Solution business website aggregates the current available inventories of its largest IT suppliers into a single online source for its corporate customers. Its custom designed Internet-based system, MarkITplace®, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

The Internet supports three key business initiatives for us:

●	Customer choice — We have built our business on the premise that our customers should be able to choose how they interact with us - be it by telephone, or by means of their desktop or mobile device via email or the Internet.

●	Lowering transactions costs — Our website tools include robust product search features and Internet Business Accounts (customized Web pages), which allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call our account managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not visited our websites first.

●	Leveraging the time of experienced sales representatives — Our investments in technology-based sales and service programs allow our sales representatives more time to build and maintain relationships with our customers and to help them to solve their business problems.

Operating Segments. We conduct our business operations through three operating segments: Business Solutions, Enterprise Solutions, and Public Sector Solutions.

Business Solutions Segment. Our principal target markets in this segment are small to medium-sized business customers. We use a combination of outbound telemarketing, including some on-site sales solicitation by business development managers, and Internet sales through customized Internet Business Accounts, to reach these customers.

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

The following table sets forth the relative distribution of net sales by operating segment:

	Years Ended December 31,
	2022	2021	2020
Operating Segment
Enterprise Solutions	42%	43%	43%
Business Solutions	40	38	37
Public Sector Solutions	18	19	20
Total	100%	100%	100%

Our ISG works across all operating segments to service the unique needs of healthcare, retail, finance, and manufacturing customers. Within each of these vertical markets, our ISG experts offer technology solutions and guidance backed by real-world experience. Our ISG combines extensive knowledge of the latest technologies, brands, and trends with industry experience that reassures our customers that we understand their businesses and their technology challenges. Our brand, and each of our operating segments, is supported by targeted marketing campaigns across a variety of media:

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

Customers. We maintain an extensive database of customers and prospects. However, no single customer accounted for more than 4% of our consolidated revenue in 2022, 2021, and 2020. While no single agency of the federal government comprised more than 4% of consolidated revenue in 2022, 2021, and 2020, aggregate revenue to the federal government was 3.6%, 3.9%, and 4.6% in 2022, 2021, and 2020, respectively. The federal government (and the other government entities we service) generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based upon performance. The loss of any single customer would not have a material adverse effect on any of our operating segments. The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not have individual orders in our backlog that are material to our business, and as a result, we do not believe that backlog as of any particular dates is an indication of future results.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product and service offerings. We currently offer our customers over 460,000 IT products designed for business applications from more than 2,500 vendors. These products consist of hardware, including devices, peripherals, accessories, servers, and networking products, along with software and services. We select the products we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. The following table sets forth our percentage of net sales for major product categories:

	PERCENTAGE OF
	NET SALES
	Years Ended December 31,
	2022	2021	2020
Notebooks/Mobility	37%	38%	32%
Desktops	10	9	10
Software	9	10	11
Servers/Storage	7	7	8
Net/Com Product	7	7	8
Displays and sound	10	10	8
Accessories	13	12	14
Other Hardware/Services	7	7	9
Total	100%	100%	100%

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

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., TD Synnex Corporation and Dell Inc. accounted for approximately 23%, 22% and 15% respectively, of our total product purchases in 2022. Product purchases from Ingram Micro, Inc., TD Synnex Corporation and Dell Inc. accounted for approximately 23%, 23% and 12% respectively, of our total product purchases in 2021. Product purchases from Ingram Micro, Inc., TD Synnex Corporation and HP Inc. accounted for approximately 21%, 15% and 12% respectively, of our total product purchases in 2020. No other singular vendor supplied more than 10% of our total product purchases in 2022, 2021 and 2020. We believe that, while we may experience some short-term disruption if products from Ingram Micro, Inc., TD Synnex Corporation, HP Inc., Dell Inc., or any of these vendors become unavailable to us, alternative sources are available.

Products manufactured by HP Inc. collectively represented approximately 14%, 15% and 18% of our net sales in 2022, 2021 and 2020, respectively. We believe that in the event we experience either a short-term or permanent disruption of supply of HP Inc. products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Throughout the year, we have seen continued improvement in the supply chain, although pockets of constraints still exist with a few suppliers, most notably with HPE and Cisco.

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

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our 268,000 square foot technology TIDC in Wilmington, Ohio, we receive and ship inventory, configure and integrate technology solutions, provide depot maintenance and services, and process returned products. The TIDC features a state-of-the-art ISO 9001:2015-certified Configuration Lab that completed more than 500,000 custom configurations in 2022—including personal computing devices, servers, mobile devices, and networking hardware. Our technicians maintain extensive certifications and authorizations from all major manufacturers, with more than 90% of the TIDC team holding one or more CompTIA certifications. Through the TIDC, we are able to offer customers turnkey solutions for all of their IT needs, including hardware configuration, imaging and provisioning, asset management, remote management, white glove enrollment services, kitting, custom packaging, and depot repair services.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Order status with distributors is tracked online and a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. Products drop shipped by suppliers were 71%, 72%, and 76%, of net sales in 2022, 2021, and 2020, respectively. Electronic delivery for software licenses were approximately 9%, 10%, and 11% of total net sales in 2022, 2021, and 2020, respectively.

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

COMPETITION

The direct marketing and sale of IT-related products is highly competitive. We compete with other national solutions providers of IT products, including CDW Corporation, SHI, and Insight Enterprises, Inc., who are the current leaders in the space. We also compete with:

●	certain product manufacturers that sell directly to customers as well as some of our own suppliers, such as Apple, Dell, HP, and Lenovo;

●	software publishers, such as Microsoft, VMware, Adobe, and Symantec;

●	distributors that sell directly to certain customers, such as Apple, Dell, Lenovo, and HP;

●	local and regional VARs;

●	cloud providers, such as Amazon Web Services, Google and Microsoft;

●	large service providers and system integrators, such as Accenture, Dell EMC, Hewlett Packard Enterprise and IBM;

●	communications service providers, such as AT&T, CenturyLink and Verizon;

●	various franchisers, office supply superstores, and national computer retailers, such as Office Depot and Staples; and

●	e-tailers, such as Amazon, with more extensive commercial online networks.

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include, among others, Connection®, PC Connection®, GovConnection®, MacConnection®, we solve IT®, Everything Overnight®, Mobile Connection®, Cloud Connection®, Education Connection®, MoreDirect A PC Connection Company®, WebSPOC®, Softmart®, GlobalServe®, Raccoon Character®, and their related logos and all iterations thereof. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use.

REGULATORY MATTERS

Government Contracting

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

Our Public Sector Solutions is also subject to oversight by the U.S. Office of Federal Contract Compliance Programs, or OFCCP, for federal contract and affirmative action compliance, including the following areas:

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

Unfair and Deceptive Trade Practices

Under applicable federal and state laws, we are required to comply with a number of requirements when sending commercial email or making telephone calls to consumers. For example, under applicable federal and state unfair competition laws, including the California Consumer Legal Remedies Act, and U.S. Federal Trade Commission, regulations, we must accurately identify product offerings, not make misleading claims on our platforms, and use qualifying disclosures where and when appropriate when distributing commercial emails to consumers. We are also subject to the Federal Telecommunications Commission’s Telemarketing Sales Rule, the Telephone Consumer Protection Act, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which generally limit the consumers and types of communications we can make via telephone, text, automatic telephone dialing systems, and artificial and prerecorded voices.

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of personal information could apply to our operations or the operations of our partners. In addition, certain state and non-US laws, such as the California Consumer Privacy Act and the California Privacy Rights Act govern the privacy and security of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

As of December 31, 2022, we employed 2,685 persons (full-time equivalent), of whom 1,088 (including 336 management and support personnel) were engaged in sales-related activities, 500 were engaged in providing IT services and customer service and support, 767 were engaged in purchasing, marketing, and distribution-related activities, 118 were engaged in the operation and development of management information systems, and 212 were engaged in administrative and finance functions. We believe we have good relations with our employees. Our employees are not represented by a labor union, and, to date, we have never experienced a labor related work stoppage.

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

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue. Causes of these fluctuations include:

●	shifts in customer demand that affect our distribution models, including demand for total solutions;

●	loss of customers to competitors;

●	rising interest rates;

●	inflation;

●	industry shipments of new products or upgrades;

●	changes in overall demand and timing of product shipments related to economic markets and to government spending;

●	supply constraints;

●	changes in vendor distribution of products;

●	changes in our product offerings and in merchandise returns;

●	changes in distribution models as a result of the growing adoption of cloud and software-as-a-service, or SaaS, offerings; and

●	adverse weather conditions that affect response, distribution, or shipping.

Our results also may vary based on our ability to manage personnel levels in response to fluctuations in revenue. We base personnel levels and other operating expenditures on sales forecasts. If our revenues do not meet anticipated levels in the future, we may not be able to reduce our staffing levels and operating expenses in a timely manner to avoid significant losses from operations.

Our sales are dependent on continued innovations in hardware, software and services by our vendor partners and the competitiveness of their offerings, and our ability to partner with new and emerging technology providers.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services, such as cloud-based solutions and other virtual services, including SaaS, infrastructure as a service, or IaaS, platform as a service, or PaaS, device as a service, or DaaS, the internet of things, or IoT, and artificial intelligence, or AI. We have been and will continue to be dependent on innovations in hardware, software and services, as well as the acceptance of those innovations by customers. Also, customers may delay spending while they evaluate new technologies. A decrease in the rate of innovation, a lack of acceptance of innovations by our customers or delays in technology spending by our customers, could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to anticipate and expand our capabilities to keep pace with changes in technology and new hardware, software and services, for example by providing the appropriate training to our account managers, technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.

We also are dependent upon our vendor partners for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. To the extent that a vendor’s offering that is in high demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, our business, results of operations or cash flows could be adversely impacted.

Substantial competition could reduce our market share and may negatively affect our business.

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with other national solutions providers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are the current leaders in the space. Certain hardware and software vendors, such as Apple, Dell, Lenovo, and HP, who provide products to us, also sell their products directly to end users through their own direct salesforce, catalogs, stores, and via the Internet. We also compete with computer retail stores and websites, who are increasingly selling to business customers and may become a significant competitor, including e-tailers, such as Amazon, with more extensive commercial online networks. We compete not only for customers, but also for advertising support from IT product manufacturers. Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and solution providers who have not traditionally sold computers and related products enter the industry.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases, including COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility. As discussed in our prior Form 10-K and Form 10-Q filings, our operations have been impacted by the COVID-19 pandemic and its related economic challenges. However, we have worked hard to address and mitigate adverse impacts attributable to COVID-19, and we do not currently anticipate significant additional direct impacts from the pandemic itself on our operations. Nonetheless, we cannot predict the future course of events.

If, for example, the COVID-19 pandemic worsens, due to spread, new or additional variants, or if a new health epidemic or outbreak were to occur, we likely would experience broad and varied impacts, including potentially to our workforce and supply chain, with inflationary pressures and increased costs (which may or may not be fully recoverable), schedule or production delays, market volatility and other financial impacts. If any or all of these items were to occur, we could experience adverse impacts on our overall performance, operations and financial results. Given the tremendous uncertainties and variables, we cannot at this time predict the impact of the global COVID-19 pandemic, or any future health epidemics, pandemics or similar outbreaks, but any one could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Inflation may adversely impact our business, financial condition and results of operations.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, including cost of products and selling, general and administrative, or SG&A, expenses. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, which would reduce our profit margins and cash flows. Other inflationary pressures could affect wages, and other inputs and our ability to meet our customer demand. Inflation may further exacerbate other risk factors, including supply chain disruptions, the recruitment and retention of qualified employees.

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

General economic and political conditions, including unfavorable conditions in a business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services.

Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business investment, loss of consumer confidence, and fiscal uncertainty. Weak economic conditions generally or any broad-based reduction in IT spending would further adversely affect our business, operating results and financial condition. A prolonged slowdown in the global economy, including the possibility of recession or financial market instability or similar crisis, or in a business or industry sector, or the tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). Such events could have a material adverse effect on our business, financial condition and results of operations. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our bank line of credit.

Moreover, an adverse change in government spending policies (such as budget cuts or limitations or temporary shutdowns of government operations), shifts in budget priorities or reductions in revenue levels, could cause our Public Sector Solutions customers to reduce or delay their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. These possible actions or the adoption of new or modified procurement regulations or practices could have a material adverse effect on our business, financial position and results of operations.

Worldwide economic conditions and market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including continuing increases in inflation and interest rates, the possibility of recession, or financial market instability, may impact future business activities. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide in financial markets and in the economy, as well as other adverse impacts. For example, on February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region remains ongoing. Potential impacts related to the conflict include further market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating domestic and geopolitical tensions, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, all of which could adversely impact our business.

We acquire a majority of our products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business.

We acquire a majority of our products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business. We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. Although we purchase from a diverse vendor base, product purchases from Ingram Micro, Inc., TD Synnex Corporation and Dell Inc. accounted for approximately 23%, 22% and 15% respectively, of our total product purchases in 2022. No other singular vendor supplied more than 10% of our total product purchases in the year 2022. If we are unable to acquire products, or if we experienced a change in business relationship with any of these vendors, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by HP Inc. collectively represented approximately 14% of our net sales in 2022. We believe that in the event we experience either a short-term or permanent disruption of supply of HP Inc. products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Substantially all of our contracts and arrangements with our vendors that supply significant quantities of products are terminable by such vendors or us without notice or upon short notice. Most of our product vendors provide us with trade credit, of which the amount outstanding at December 31, 2022 was $232.6 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Our customers can access, through a cloud-based platform, business-critical solutions without the significant initial capital investment required for dedicated infrastructure. Growing demand for the development of cloud-based and other virtual services including SaaS, IaaS, PaaS, DaaS, and other emerging technologies, including IoT and AI, may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. We have invested a significant amount of capital in our strategy to provide certain products and services, and this strategy may adversely impact our financial position due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, our results of operations may be adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our results of operations.

The methods of distributing IT products are changing, and such changes may negatively impact us and our business.

The manner in which IT hardware and software is distributed and sold is changing, and new methods of distribution and sale have emerged, including distribution through cloud-based and other virtual solutions. In addition, hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, Dell, HP, and Lenovo, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs, or our inability to effectively adapt our business to increased electronic distribution of products and services to end users could have a material adverse effect on our results of operations.

We depend heavily on third-party shippers to deliver our products to customers and would be adversely affected by a service interruption by these shippers.

Many of our customers elect to have their purchases shipped by an interstate common carrier, such as United Parcel Service, Inc., or UPS, or FedEx Corporation. A strike or other interruption in service, including, among other things, inclement weather experienced could adversely affect our ability to market or deliver products to customers on a timely basis.

We may experience increases in shipping and postage costs, which may adversely affect our business if we are not able to pass such increases on to our customers.

Shipping costs are a significant expense in the operation of our business. Increases in postal or shipping rates could significantly impact the cost of shipping customer orders and mailing our catalogs. Postage prices and shipping rates increase periodically, and we have no control over future increases. We have a long-term contract with UPS and believe that we have negotiated favorable shipping rates with our carriers. While we generally invoice customers for shipping and handling charges, we may not be able to pass on to our customers the full cost, including any future increases in the cost, of commercial delivery services, which would adversely affect our business.

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

We test goodwill for impairment each year and more frequently if potential impairment indicators arise. Although the fair value of our Business Solutions and Enterprise Solutions reporting units exceeded their carrying value at our annual impairment test, should the financial performance of a reporting unit not meet expectations due to the economy or otherwise, we would likely adjust downward expected future operating results and cash flows. Such adjustment may result in a determination that the carrying value of goodwill and other intangibles for a reporting unit exceeds its fair value. This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $73.6 million aggregate carrying amount of goodwill held by our Business Solutions and Enterprise Solutions reporting units, resulting in a negative effect on our results of operations.

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

We are exposed to accounts receivable risk and if customers fail to timely pay amounts due to us, our results of operations and/or cash flows could be adversely affected.

We extend credit to our customers for a significant portion of our net sales, typically on 30-day payment terms. We are subject to the risk that our customers may not pay for the products they have purchased or may pay at a slower rate than we have historically experienced. This risk is heightened during periods of global or industry-specific economic downturn or uncertainty, during periods of rising interest rates or, in the case of public sector customers, during periods of budget constraints. Any significant deterioration in our customers’ credit quality could, therefore, have a material adverse effect on our business, results of operations and financial condition.

Customer default risk is influenced by a number of factors outside of our control, including our customers’ financial strength, overall demand for our customers’ products and general macroeconomic conditions. Customers may also initiate payment disputes, including as a result of dissatisfaction with the product, IT solution or service they have purchased from us. We have established provisions for losses of receivables. However, actual losses on customer receivables could differ from those that we currently anticipate and, as a result, we may have to increase our provisions which may have a material adverse effect on our results of operations and financial condition.

We are dependent on key personnel and, more generally, skilled personnel in all areas of our business and the loss of key persons or the inability to attract, train and retain qualified personnel could adversely impact our business.

Our future performance will depend to a significant extent upon the efforts and abilities of our senior executives and other key management personnel. The current environment for qualified management personnel in the computer products industry is very competitive, and the loss of service of one or more of these persons could have an adverse effect on our business. Our success and plans for future growth will also depend on our ability to hire, train, and retain skilled personnel in all areas of our business, especially sales representatives and technical support personnel. Our inability to hire, retain, train and redeploy our professionals to successfully drive our business and keep up with ever-changing technologies, could limit our ability to meet our customers’ needs and attract new customers and jeopardize our competitive position. In addition, we may face wage inflation in the future, in particular due to the strong competition for qualified personnel in our sector. Failure to pass on these cost increases to our customers or mitigate the increase in wages by increasing our operational efficiency could have a material adverse effect on our profitability and results of operations.

Risks Related to Our Technology, Data and Intellectual Property

Cyberattacks or the failure to safeguard personal information and our IT systems could result in liability and harm our reputation, which could adversely affect our business.

Our business is heavily dependent upon IT networks and systems. We have experienced attacks and attempted attacks that have generally been in the form of active intrusion attempts from the internet, passive vulnerability mapping from the internet, and internal malware and or phishing attempts delivered through user actions. Future internal or external attacks on our networks and systems could disrupt our normal operations centers and impede our ability to provide critical products and services to our customers and clients, subjecting us to liability under our contracts and damaging our reputation

Our business also involves the use, storage and transmission of proprietary information and sensitive or confidential data, including personal information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, the evolving nature of threats to data security, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering, and forgery make it increasingly challenging to anticipate and adequately mitigate these risks. The risk of cyber incidents could also be increased by cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, including potential proliferation of malware from the conflict into systems unrelated to the conflict.

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

Our business could be materially adversely affected by system failures, interruption, integration issues, or security lapses of our IT systems or those of our third-party providers.

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

We are reliant on the continued development of electronic commerce and Internet infrastructure development to grow our overall sales.

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

We depend on the accuracy and proper use of our management information systems, including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:

●	our ability to purchase, sell, and ship products efficiently and on a timely basis;

●	our ability to manage inventory and accounts receivable collection; and

●	our ability to maintain operations.

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

We are subject to intellectual property infringement claims against us from time to time in the ordinary course of our business, either because of the products and services we sell or the business systems and processes we use to sell such products and services, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. In our industry, such intellectual property claims have become more frequent as the complexity of technological products and the intensity of competition in our industry have increased. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue, but we may also be subject to demands from inventors, competitors or other patent holders who may seek licensing revenue, lost profits and/or an injunction preventing us from engaging in certain activities, including selling certain products or services.

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

The market price for our common stock may be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased such shares, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including the risk factors described in this Annual Report on Form 10-K and the following:

●	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of securities analysts to maintain coverage of our common stock;

●	downgrades by any securities analysts who follow our common stock;

●	future sales of our common stock by our officers, directors and significant stockholders;

●	market conditions or trends in our industry or the economy as a whole;

●	investors’ perceptions of our prospects;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

●	changes in key personnel.

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

Patricia Gallup, our principal stockholder, beneficially owned or controlled, in the aggregate, approximately 55% of the outstanding shares of our common stock as of December 31, 2022. Because of her beneficial stock ownership, the stockholder can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholder can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by her in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our unaffiliated public stockholders.

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

We also lease an office facility adjacent to our corporate headquarters from the same affiliated company, G&H Post. This facility is used by our Public Sector Solutions Segment. The lease requires us to pay our proportionate share of real estate taxes and common area maintenance charges as either additional rent or directly to third parties and also to pay insurance premiums for the leased property. The lease has been recorded as a right-of-use asset in the financial statements.

We lease a facility in Wilmington, Ohio, which houses our distribution and order fulfillment operations and services all three of our operating segments. We also operate sales and support offices throughout the United States and lease facilities at these locations. These leased facilities are utilized by all three of our operating segments. Leasehold improvements associated with these properties are amortized over the terms of the leases or their useful lives, whichever is shorter. We believe that our physical properties will be sufficient to support our anticipated needs through the next twelve months and beyond.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims, which have arisen from time to time during the ordinary course of business. The outcome of such matters is not expected to have a material effect on our business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN”. As of February 24, 2023, there were 26,312,862 shares of our common stock outstanding, held by approximately 40 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

Dividends

In 2022, we declared a special cash dividend of $0.34 per share. The total cash payment of $8.9 million was made on December 23, 2022 to stockholders of record at the close of business on December 5, 2022.

On February 9, 2023, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.08 per share. The dividend will be paid on March 10, 2023 to all stockholders of record as of the close of business on February 21, 2023. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares our annual percentage change in cumulative total return on shares of our common stock over the past five years with the cumulative total return of companies comprising the NASDAQ Composite Index and the NASDAQ US Benchmark Retail TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2017, and that dividends received were immediately invested in additional shares of our common stock. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

	Base Period	Years Ended
Company Name / Index	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22
PC Connection, Inc.	100.00	114.67	192.71	183.49	172.03	188.20
Nasdaq Stock Market-Composite	100.00	97.16	132.81	192.47	235.15	158.65
Nasdaq US Benchmark Retail TR Index	100.00	106.89	134.05	189.26	225.00	152.98

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial conditions. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section discusses the results of operations for the year ended December 31, 2022 and year-to-year comparison between the year ended December 31, 2022 and the year ended December 31, 2021. Discussion of the year ended December 31, 2021 and the year-to-year comparison between the year ended December 31, 2021 and the year ended December 31, 2020 can be found in Part II, Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021. Our MD&A also includes the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Cautionary Note Concerning Forward-Looking Statements” and “Item 1A. Risk Factors.”

OVERVIEW

We are a Fortune 1000 Global Solutions Provider that simplifies the IT customer experience, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. Our TSG and state-of-the-art TIDC, with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

The “Connection®” brand includes Connection Business Solutions, Connection Enterprise Solutions, and Connection Public Sector Solutions, which provide IT solutions and services to SMBs, enterprise, and public sector markets.

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

As a value-added reseller in the IT supply chain, we do not manufacture IT hardware or software products. We are dependent on our suppliers—manufacturers and distributors that historically have only sold to resellers rather than directly to end users. However, manufacturers have, on multiple occasions, sold or attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to eliminate our role. We believe that the success of these direct sales efforts by manufacturers will depend on their ability to meet our customers’ ongoing demands and provide solutions to meet their needs. We believe many of our customers seek out comprehensive and integrated IT solutions, rather than the ability to acquire specific IT products on a one-off basis. Our advantage is our ability to be product-neutral and to provide a broader combination of products, services, and advice tailored to our customers’ needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our TSG, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and gross margin improvements in this competitive environment.

The primary challenges we continue to face in effectively managing our business are (1) increasing our product and service revenues while at the same time improving our gross margin in all three segments, (2) recruiting, retaining, and improving the productivity of our sales and technical support personnel, and (3) effectively controlling our SG&A expenses while making major investments in our IT systems and solution selling personnel, especially in relation to changing revenue levels.

To support future growth, we are investing in our IT solutions business, which requires the addition of highly skilled service engineers. Although we expect to realize the ultimate benefit of higher-margin service revenues under this multi-year initiative, we believe that our cost of services will increase as we add additional service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may be negatively impacted.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest on an ongoing basis in our own IT development to meet these new demands.

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality.

Trends and Key Factors Affecting our Financial Performance

●	As the effects of COVID-19 and its variants continue to evolve, it is difficult to predict and forecast the impact it might have on our business and results of operations in the future. The COVID-19 pandemic has, and may continue to cause supply chain disruptions. Although we saw some improvement in the supply chain during the second half of 2022, we continue to have some supply chain challenges that may continue in the foreseeable future.

●	Inflation due to, among other things, the continuing impacts of the COVID-19 pandemic and uncertain economic environment impacts product costs and wages. The increased product costs and wages due to inflation may adversely affect our business, financial condition and results of operations. If inflation on products and wages increases beyond our ability to control, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting customer demand.

●	The Federal Reserve recently increased interest rates, and it is anticipated that interest rates will continue to rise. Although we don’t have any borrowing under our credit facility, should we need to borrow in the future, we may be exposed to high interest rates.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Net sales (in millions)	$3,125.0	$2,892.6	$2,590.3
Gross margin	16.8%	16.1%	16.2%
Selling, general and administrative expenses	13.0	12.7	13.3
Income from operations	3.9	3.3	2.8

Net sales of $3,125.0 million in 2022 reflected an increase of $232.4 million compared to 2021, which was driven by higher net sales across all of our operating segments as shown in the table on page 32 of this Form 10-K. The increase in net sales was primarily driven by the growing hybrid work trend resulting in higher demand for notebooks/mobility, desktops, and accessories products. Sales of all of our other product categories also increased year-over-year, as shown in Note 2 of the Consolidated Financial Statements. The increase in software sales was primarily due to higher volume of security software and software as a service, which are recognized on a net basis. The continued trend toward higher sales of security software and software as a service has put downward pressure on net sales, while improving gross margins. This trend is expected to continue in 2023. Gross profit increased year-over-year by $61.6 million as shown in the table on page 32 of this Form 10-K, primarily due to the increase of net sales. Gross margin increased year-over-year by 70 basis points as shown in the above table primarily due to an increase in sales of data center products including networking and servers during 2022, as well as an increase in the amount of software sold recognized on a net basis. SG&A expenses increased year-over-year by $37.5 million, driven primarily by increased personnel cost of $30.6 million and increased advertising costs of $4.4 million. The majority of the personnel cost increase is due to the increased cost of labor, higher variable compensation due to the higher levels of gross profit, and increased employee benefit costs. Operating income increased year-over-year both in dollars and as a percentage of net sales by $24.0 million and 60 basis points, respectively, primarily as a result of the increase in net sales.

Sales Distribution

The following table sets forth our percentage of net sales by operating segment and product mix:

	Years Ended December 31,
	2022	2021	2020
Operating Segment
Enterprise Solutions	42%	43%	43%
Business Solutions	40	38	37
Public Sector Solutions	18	19	20
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	37%	38%	32%
Desktops	10	9	10
Software	9	10	11
Servers/Storage	7	7	8
Net/Com Product	7	7	8
Displays and sound	10	10	8
Accessories	13	12	14
Other Hardware/Services	7	7	9
Total	100%	100%	100%

Gross Margins

The following table summarizes our overall gross margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2022	2021	2020
Operating Segment
Enterprise Solutions	14.7%	14.5%	14.5%
Business Solutions	20.1	19.2	19.4
Public Sector Solutions	14.4	13.3	13.8
Total Company	16.8%	16.1%	16.2%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third-party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our most significant operating expenses for the last three years (in millions of dollars):

	Years Ended December 31,
($ in millions)	2022	2021	2020
Personnel costs	$308.4	$277.8	$256.6
Advertising	20.2	15.8	14.0
Service contracts/subscriptions	19.7	17.3	15.0
Professional fees	15.3	16.4	19.4
Depreciation and amortization	12.0	12.2	13.6
Facilities operations	8.6	8.3	8.5
Credit card fees	6.9	7.0	6.8
Other	14.5	13.3	11.8
Total SG&A expense	$405.6	$368.1	$345.7
As a percentage of net sales	13.0%	12.7%	13.3%

Restructuring and other charges

There were no restructuring related costs incurred for the years ended December 31, 2022 and 2021. In the year ended December 31, 2020, we undertook actions across the business to lower our cost structure and align our business in an effort to improve our ability to execute our strategy. In connection with these restructuring initiatives, we incurred restructuring and related costs of $1.0 million for the year ended December 31, 2020.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2022		2021
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Net Sales:
Enterprise Solutions	$1,324.4	42.4%	$1,249.5	43.2%	6.0%
Business Solutions	1,245.3	39.8	1,098.5	38.0	13.4
Public Sector Solutions	555.3	17.8	544.6	18.8	2.0
Total	$3,125.0	100.0%	$2,892.6	100.0%	8.0%
Gross Profit:
Enterprise Solutions	$195.1	14.7%	$180.6	14.5%	8.0%
Business Solutions	250.9	20.1	211.4	19.2	18.7
Public Sector Solutions	80.2	14.4	72.6	13.3	10.5
Total	$526.2	16.8%	$464.6	16.1%	13.3%

Net sales increased by 8.0% to $3,125.0 million in 2022 from $2,892.6 million in 2021, as explained below:

●	Net sales of $1,324.4 million for the Enterprise Solutions segment reflect an increase of $74.9 million, or 6.0%, year-over-year as a result of our customers’ needs for notebooks/mobility products to support their work-from-anywhere initiatives. Net sales of notebooks/mobility, desktops, accessories, and displays and sound increased year-over-year by $33.3 million, $25.0 million, $23.2 million, and $6.7 million, respectively. These increases were partially offset by decreases in software and servers/storage of $11.2 million and $1.4 million, respectively. The decrease in software sales was primarily due to an increase in the amount of software sold recognized on a net basis.

●	Net sales of $1,245.3 million for the Business Solutions segment reflect an increase of $146.8 million, or 13.4% year-over-year. The increase in net sales was primarily driven by strong growth in our customers’ needs for notebooks/mobility products to support their work-from-anywhere initiatives. We experienced increases across all products, most notably in notebooks/mobility, software, displays and sound, accessories, and net/com products of $47.4 million, $27.7 million, $19.3 million, $18.0 million, and $17.0 million, respectively.

●	Net sales of $555.3 million for the Public Sector Solutions segment increased by $10.7 million, or 2.0%, compared with the same period a year ago. The increase was primarily driven by an increase of sales to state and local government and educational institutions, partially offset by the decrease of sales to federal governments. Net sales of accessories, desktops, displays and sound, and servers/storage increased by $14.3 million, $10.8 million, $8.7 million, and $7.5 million, respectively, compared with the prior year. Those increases were partially offset by decreases in notebooks/mobility, other hardware/services, software, and net/com products of $19.8 million, $5.5 million, $3.5 million, and $1.8 million, respectively.

Gross profit increased by 13.3% to $526.2 million in 2022 and gross margin increased by 70 basis points to 16.8% in 2022, as explained below:

●	Gross profit for the Enterprise Solutions segment increased $14.5 million, or 8.0% year-over-year as referenced in the above table. This increase is primarily due to the 6.0% increase in net sales. Gross margin increased 20 basis points compared to the prior year primarily due to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Business Solutions segment increased $39.5 million, or 18.7% year-over-year as referenced in the above table. This increase is primarily a result of a 13.4% increase in net sales. Gross margin increased year-

over-year by 90 basis points, primarily due to an increase in sales of higher-margin networking and servers/storage products, along with an increase in sales of cloud and security software, which are recognized as revenue on a net basis.

●	Gross profit for the Public Sector Solutions segment increased by $7.6 million, or 10.5% year-over-year as referenced in the above table, primarily as a result of higher net sales in the current period. Gross margin increased by 110 basis points primarily due to an increase in higher-margin servers/storage sales, along with an increase in sales of cloud and security software, which are recognized as revenue on a net basis.

SG&A expense in 2022 increased in dollars and as a percentage of net sales compared to the prior year. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2022		2021
		% of		% of	%
	Amount	Net Sales	Amount	Net Sales	Change
Enterprise Solutions	$141.5	10.7%	$106.0	8.5%	33.5%
Business Solutions	171.5	13.8	167.6	15.3	2.3
Public Sector Solutions	79.1	14.2	77.5	14.2	2.1
Headquarters/Other, unallocated	13.5		17.0		(20.6)
Total	$405.6	13.0%	$368.1	12.7%	10.2%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to a $33.5 million increase in the use of Headquarter services, which include finance, distribution center, human resources, IT, marketing, and product management. This year-over-year increase was also driven by a $2.3 million increase in personnel costs. SG&A expenses as a percentage of net sales were 10.7% for the Enterprise Solutions segment for the year ended December 31, 2022, which reflects an increase of 220 basis points. This increase year-over-year was largely due to the increase in Headquarter services in 2022.

●	SG&A expenses for the Business Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily driven by increases in personnel costs and advertising costs of $6.5 million and $3.0 million, respectively. This increase was partially offset by a decrease in the use of Headquarter services of $6.3 million, primarily due to an increase in services utilized by the Enterprise Solutions segment. SG&A expenses as a percentage of net sales were 13.8% for the Business Solutions segment for the year ended December 31, 2022 compared to 15.3% for 2021, which reflects a decrease of 150 basis points year-over-year, primarily due to higher net sales in the current year.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars but remained consistent as a percentage of net sales. The increase in SG&A dollars year-over-year is primarily attributable to increases in personnel costs and advertising costs of $3.6 million and $1.1 million, respectively. This increase was partially offset by a decrease in the use of Headquarter services of $2.4 million, primarily due to an increase in services utilized by the Enterprise Solutions segment. SG&A expenses as a percentage of net sales were 14.2% for the Public Sector Solutions segment for the year ended December 31, 2022, which is consistent with the prior year.

●	SG&A expenses for the Headquarters/Other group decreased by $3.5 million primarily due to an increase in Headquarter services utilized by the Enterprise Solutions segment, as discussed above.

Income from operations for the year ended December 31, 2022 increased to $120.6 million, compared to $96.5 million for the same period in the prior year, primarily due to the increases in net sales and gross profit explained above. These increases were partially offset by an increase in SG&A expense year-over-year as explained above. Income from operations as a percentage of net sales increased to 3.9% for the year ended December 31, 2022, compared to 3.3% of net sales for the same period in the prior year, primarily due to the increases in net sales and gross profit, partially offset by an increase in SG&A expenses as a percentage of net sales year-over-year.

Income taxes. Our effective tax rate was 26.7% for the year-ended December 31, 2022, compared to 27.6% for the year ended December 31, 2021. The decrease year over year is primarily due to a reduction in state income tax expense resulting from changes in state apportionment factors. Our provision for income taxes for the year ended December 31, 2022 was $32.4 million. Our provision for income taxes for the year ended December 31, 2021 was $26.6 million, which included $0.3 million of discrete items mainly related to research and development tax credits recognized in the year ended December 31, 2021.

Net income increased by $19.3 million to $89.2 million for the year ended December 31, 2022, from $69.9 million in the prior year, primarily due to the increase in net sales and gross profit, partially offset by an increase in SG&A expenses in the current year, as explained above.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months and beyond such twelve calendar month period. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.

We expect to meet our cash requirements for 2023 and beyond through a combination of cash on hand, cash generated from operations, and borrowings on our bank line of credit, as follows:

●	Cash on Hand. As of December 31, 2022, we had $122.9 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

●	Bank Line of Credit. As of December 31, 2022, no borrowings were outstanding under our $50.0 million bank line of credit, which is available until March 2025. Accordingly, our entire line of credit was available for borrowing as of December 31, 2022. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of December 31, 2022, we were in compliance with all of our covenants.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions of dollars):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$34.9	$57.8	$36.1
Net cash used in investing activities	(9.1)	(8.7)	(11.0)
Net cash used in financing activities	(11.2)	(36.4)	(19.5)
Increase in cash and cash equivalents	$14.6	$12.7	$5.6

Cash provided by operating activities was $34.9 million for the year ended December 31, 2022. Cash flow provided by operations during the year ended December 31, 2022 resulted primarily from $89.2 million of net income and $19.6 million of other non-cash charges added back to net income, including $12.0 million of depreciation and amortization, for the year ended December 31, 2022. These factors that contributed to the positive inflow of cash from operating activities were partially offset by an increase in accounts receivable of $6.0 million primarily due to an increase in vendor receivables, as well as decreases in accounts payable and accrued expenses and other liabilities of $49.1 million and $14.7 million, respectively. The five-day increase in DSO is primarily a function of netted products recorded in accounts receivable on a gross basis, while the revenue is recorded on a net basis. The decreases in accounts payable and accrued expenses and other liabilities were primarily driven by the timing of payments. Operating cash flow for the year ended December 31, 2021 resulted primarily from cash provided by net income prior to non-cash charges of $69.9 million and increases in account payables and accrued expenses of $32.5 million, primarily due to the timing of payments. Those inflows of cash from operating activities were partially offset by increases in inventory of $65.7 million for the year ended December 31, 2021.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2022	2021
Days of sales outstanding (DSO)(1)	70	65
Days of supply in inventory (DIO)(2)	31	28
Days of purchases outstanding (DPO)(3)	(35)	(38)
Cash conversion cycle	66	55

(1) Represents the trade receivable at the end of the period divided by average daily net sales for the same three-month period.

(2) Represents the merchandise inventory balance at the end of the period divided by average daily cost of sales for the same three-month period.

(3) Represents the accounts payable balance at the end of the period divided by average daily cost of sales for the same three-month period.

The cash conversion cycle was 66 days for the quarter ended December 31, 2022, an increase compared to the cash conversion cycle of 55 days for the quarter ended December 31, 2021, as evidenced in the above cash conversion table.

Cash used in investing activities for the year ended December 31, 2022 consisted of $9.1 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. Cash used in investing activities for the prior year consisted of $10.3 million of purchases of property and equipment, partially offset by $1.5 million of cash proceeds from life insurance.

Cash used in financing activities decreased for the year ended December 31, 2022 compared to the prior year and consisted primarily of $8.9 million in special dividend payments. In the prior year period, financing activities consisted primarily of $34.6 million in special dividend payments.

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

Bank Line of Credit. Our bank line of credit extends until March 2025 and is collateralized by our accounts receivable. Our borrowing capacity is up to $50.0 million at the greatest of (i) the prime rate (7.50% at December 31, 2022), (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month London Interbank Offered Rate, or LIBOR, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. In addition, we have the option to increase the facility by an additional $30.0 million to meet additional borrowing requirements. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity”. We did not have any borrowings outstanding under the credit facility as of December 31, 2022.

In December of 2021, we entered into an amendment to our credit facility to, among other things, extend the maturity date to March 31, 2025, at which time any amounts outstanding become due. See “Part II – Item 9b. Other Information – Third Amendment to Third Amended and Restated Credit and Security Agreement” for additional information.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. As of December 31, 2022, the entire $50.0 million facility was available for borrowing.

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

Bank Line of Credit. Our bank line of credit extends until March 2025 and is collateralized by our accounts receivable. As of December 31, 2022, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We didn’t have any outstanding borrowings under the credit facility during the fourth quarter of 2022, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2022. Future decreases in our consolidated Adjusted EBITDA, however, could limit our potential borrowings under the line of credit.

●	Minimum Consolidated Net Worth must be at least $346.7 million, plus 50% of consolidated net income for each quarter. Such amount was calculated at December 31, 2022 as $561.4 million, whereas our actual consolidated stockholders’ equity on such date was $766.2 million.

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

Similarly, we recognize revenue from agency sales transactions on a net sales basis. In agency sales transactions, we facilitate product sales by equipment and software manufacturers directly to our customers and receive agency, or referral, fees for such transactions. We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer. Amounts recognized on a net basis included in net sales for such third-party services and agency sales transactions were $56.2 million, $50.0 million, and $47.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Certain of our larger customers are offered the opportunity by vendors to purchase software licenses and maintenance under enterprise agreements, or EAs. Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and bill the customer directly, paying resellers, such as us, an agency fee or commission on these sales. We record these agency fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, we invoice the customer directly under an EA and accounts for the individual items sold based on the nature of each item. Our vendors typically dictate how the EA will be sold to the customer.

We also offer extended service plans, or ESPs, on IT products, both as part of the initial arrangement and separately from the IT products. We recognize revenue related to ESPs as the agent in the transaction because we do not have control over the on-going ESPs service and do not provide any service after the sale. Revenue allocated to ESPs is recognized at the point in time when our vendor and customer accept the terms and conditions in the sales arrangement.

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

We estimate the standalone selling price, or SSP, for each distinct performance obligation when a single arrangement contains multiple performance obligations and the fulfillment occurs at different points of times. We maximize the use of observable inputs in the determination of the estimate for SSP for the items that we do not sell separately, including on-premise licenses sold with software maintenance, and IT products sold with ESPs. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

We provide our customers with a limited thirty-day right of return, which is generally limited to defective merchandise, and gives rise to variable consideration. Revenue is recognized based on the most likely amount to which we are expected to be entitled. The estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty is resolved. We make estimates of product returns based on significant historical experience. We record our sales return reserve as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses and as a reduction of cost of sales and an associated right of return asset. At December 31, 2022, we recorded sales reserves of $3.8 million and $0.1 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2021, we recorded sales reserves of $4.2 million and $0.2 million as components of accounts receivable and accrued expenses, respectively.

We regularly evaluate the adequacy of our estimates for product returns. Future market conditions and product transitions may require us to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, we would be required to increase or reduce revenue to reflect the impact.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ current creditworthiness. Our allowance for credit losses is generally computed by (1) applying specific percentage reserves on accounts that are past due, and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial conditions of certain customers were to deteriorate, or if we noted there was a lengthening of the timing of the settlement of receivables that was symptomatic of a general deterioration in the ability of our customers to pay, we would have to increase our allowance for credit losses. This would negatively impact our earnings. Our cash flows would be impacted to the extent that receivables could not be collected.

As of December 31, 2022, our accounts receivable aging improved from December 31, 2021, reflecting the general improvement in the economic environment from the COVID-19 pandemic in the calendar years ended on December 31, 2021 and 2020, respectively. We collected a significant amount of these older at-risk invoices during the calendar year ended December 31, 2022. Though our bad debt expense was $3.3 million for both the twelve months ended December 31, 2022 and 2021, respectively, the related risk on collections is different as of December 31, 2022. The collection risk assessments as of December 31, 2022 were consistent with the volume of invoices associated with the increased revenue recognized during the twelve months then ended.

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

Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $2.8 million in 2022 and $3.9 million in 2021.

Considerable estimates are used in assessing the ultimate realization of customer receivables and vendor/supplier receivables, including reviewing the financial stability of a customer, vendor information, and gauging current market conditions. If our evaluations are incorrect, we may incur additional charges in the future on our consolidated statements of income.

Inventories

Inventories (all finished goods) are stated at cost (which approximates the first-in, first-out method) or net realizable value, whichever is lower. Inventory quantities on hand are reviewed regularly, and provisions are made for obsolete, slow moving, and non-saleable inventory, based primarily on management’s forecast of customer demand for those products in inventory.

Estimates are used to determine the quarterly inventory allowance provision. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. We recorded obsolescence charges of $3.1 million, $2.7 million, and $1.7 million for the years ended 2022, 2021 and 2020, respectively. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

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

Our Enterprise Solutions and Business Solutions segments hold $66.2 million and $7.4 million of goodwill, respectively. We test goodwill for impairment each year and more frequently if potential impairment indicators arise. In 2022 and 2021, we performed a “step 0” qualitative analysis. ASC 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events. Based on the qualitative analysis, the Company determined goodwill was not impaired as of December 31, 2022 and 2021. While we believe that our conclusions are reasonable, different assumptions could materially affect our valuations and result in impairment charges against the carrying values of those remaining assets in our Enterprise Solutions and Business Solutions segments. However, at December 31, 2022, a 10 percent decline in projected cash flows or 10 percent increase in the discount rate would not result in an impairment.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our bank line of credit provides for borrowings which bear interest at variable rates based on the greatest of (i) the prime rate (7.50% at December 31, 2022), (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month LIBOR, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our bank of line credit exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Our average outstanding borrowings during 2022 was minimal. Accordingly, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material. Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be subject to inflation in the future.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PC Connection, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 6, 2023, expressed an unqualified opinion on those financial statements.

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

March 6, 2023

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

In addition to the information included below, the information required by this item, which is included under the headings “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics Policy,” “Director Candidates,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC (the “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Annual Report on Form 10-K, the Proxy Statement is not being filed as a part hereof.

Information about our Executive Officers

Our executive officers and their ages as of March 6, 2023 are as follows:

Name	Age	Position
Patricia Gallup	68	Chair and Chief Administrative Officer
Timothy McGrath	64	President and Chief Executive Officer
Thomas Baker	57	Senior Vice President, Chief Financial Officer and Treasurer

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

Thomas Baker has served as our Chief Financial Officer and as a member of our executive management team since he joined the Company in March 2019. Prior to joining the Company, Mr. Baker had served as Corporate Vice President and Chief Financial Officer for the New Markets and Service Group at Applied Materials, Inc., a semiconductor capital equipment company, since 2013.

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

Item 11. Executive Compensation

The information required by this item, which is included under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, which is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item, which is included under the headings “Certain Relationships and Related Transactions,” “Policies and Procedures for Related Person Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item, which is included under the heading “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement is incorporated herein by reference.

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

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.1(3)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.2(5)	Amended and Restated Bylaws of Registrant.
4.1(1)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
4.2(19)	Description of Securities Registered Under Section 12 of the Exchange Act
10.1(1)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2**	2020 Stock Incentive Plan, as amended.
10.3(13)*	Amended and Restated 2007 Stock Incentive Plan, as amended.
10.4**	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.5(4)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.
10.6(4)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.
10.7(9)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.8(9)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.9(11)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.
10.10**	Executive Bonus Plan, as amended.
10.11(1)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.12(6)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.
10.13(10)

Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.14(16)

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

10.15(15)

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

10.16(1)	Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1997, for property located at Route 101A, Merrimack, New Hampshire.
10.17(2)	Amendment No. 1 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.18(8)	Amendment No. 2 to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.19(12)	Amendment No. 3, dated May 9, 2014, to Amended and Restated Lease between the Registrant and G&H Post, LLC, dated December 29, 1998, for property located at Route 101A, Merrimack, New Hampshire.
10.20(7)	Lease between the Merrimack Services Corporation and G&H Post LLC, dated August 11, 2008, for property located at Merrimack, New Hampshire.
10.21(14)	Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3188 Progress Way, Building 11, Wilmington, Ohio.
10.22(17)*	Employment Agreement, dated March 1, 2019, between the Registrant and Thomas Baker
10.23(18)

Amendment No. 1, dated April 16, 2015, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH

10.24(20)	Form of Restricted Stock Units for 2020 Stock Incentive Plan

10.25(21)

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

10.26(22)	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Timothy McGrath, as amended.
10.27(22)	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Thomas Baker, as amended.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH ***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL ***	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF ***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	Inline XBRL Taxonomy Label Linkbase Document.
101.PER ***	Inline XBRL Taxonomy Presentation Linkbase Document.
104 ***	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 31, 1999.
(3)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(4)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 10, 2007.
(5)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(6)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 12, 2008.
(7)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 11, 2008.
(8)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on March 16, 2009.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2010.
(10)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on February 28, 2012.
(11)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 8, 2012.
(12)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 9, 2014.

(13)	Incorporated by reference from Appendix A filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 9, 2019.
(14)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 31, 2014.
(15)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 16, 2017.
(16)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 3, 2017.
(17)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 2, 2019.
(18)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 30, 2019.
(19)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-K, filed on February 6, 2020.
(20)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, filed on March 16, 2021.
(21)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, filed on March 14, 2022.
(22)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 5, 2022.

*     Management contract or compensatory plan or arrangement.

**   Management contract or compensatory plan or arrangement and submitted electronically herewith.

*** Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020, (iii)  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (v) Notes to Consolidated Financial Statements.

Attached as Exhibit 104 to this report is the Cover Page Interactive Data File (embedded within the Inline XBRL document).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC CONNECTION, INC.
Date: March 6, 2023
	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2023

/s/ THOMAS C. BAKER
Thomas C. Baker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2023

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	March 6, 2023

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	March 6, 2023

/s/ JAY BOTHWICK
Jay Bothwick	Director	March 6, 2023

/s/ BARBARA DUCKETT
Barbara Duckett	Director	March 6, 2023

/s/ JACK FERGUSON
Jack Ferguson	Director	March 6, 2023

/s/ GARY KINYON
Gary Kinyon	Director	March 6, 2023

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PC Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2023,  expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for customer agreements, and includes the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as hardware, software and maintenance products as well as services related to the installation or implementation of products.
●	As a reseller, the determination if the Company is the principal or the agent for each performance obligation, which impacts whether the related revenue for each performance obligations is recognized on a gross or net basis.

●	The timing of transfer of control for each distinct performance obligation and the identification of contract terms that may impact the timing and amount of revenue recognized.

Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

●	We evaluated management's significant accounting policies related to these customer agreements.
●	We selected a sample of customer contracts and performed the following procedures:
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
●	We selected a sample of orders shipped at year end and evaluated whether revenue has been properly recognized by comparing the products shipped to the respective contract or customer purchase order if applicable and evidence of transfer of control.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 6, 2023

We have served as the Company's auditor since 1984

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$122,930	$108,310
Accounts receivable, net	610,280	607,532
Inventories, net	208,682	206,555
Prepaid expenses and other current assets	11,900	10,016
Total current assets	953,792	932,413
Property and equipment, net	59,171	61,011
Right-of-use assets	7,558	9,579
Goodwill	73,602	73,602
Intangibles, net	4,648	5,868
Other assets	1,055	910
Total Assets	$1,099,826	$1,083,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$232,638	$281,836
Accrued payroll	24,071	30,966
Accrued expenses and other liabilities	53,808	61,830
Total current liabilities	310,517	374,632
Deferred income taxes	17,970	19,278
Noncurrent operating lease liabilities	4,994	6,789
Other liabilities	170	211
Total Liabilities	333,651	400,910
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized, 29,123 and 29,025 issued, 26,350 and 26,252 outstanding at December 31, 2022 and 2021, respectively	291	290
Additional paid-in capital	125,784	122,354
Retained earnings	686,037	605,766
Treasury stock at cost, 2,773 and 2,773 shares at December 31, 2022 and 2021, respectively	(45,937)	(45,937)
Total Stockholders’ Equity	766,175	682,473
Total Liabilities and Stockholders’ Equity	$1,099,826	$1,083,383

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales	$3,124,996	$2,892,595	$2,590,290
Cost of sales	2,598,819	2,428,016	2,171,483
Gross profit	526,177	464,579	418,807
Selling, general and administrative expenses	405,625	368,062	345,741
Restructuring and other charges	—	—	992
Income from operations	120,552	96,517	72,074
Other income, net	1,083	5	1,122
Income before taxes	121,635	96,522	73,196
Income tax provision	(32,416)	(26,616)	(17,431)
Net income	$89,219	$69,906	$55,765

Earnings per common share:
Basic	$3.40	$2.67	$2.13
Diluted	$3.37	$2.65	$2.12

Shares used in computation of earnings per common share:
Basic	26,279	26,196	26,157
Diluted	26,443	26,364	26,336

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2019	28,870	$288	$118,045	$514,694	(2,526)	$(35,715)	$597,312
Issuance of common stock under Employee Stock Purchase Plan	12	—	536	—	—	—	536
Stock-based compensation expense	—	—	2,668	—	—	—	2,668
Restricted stock units vested	61	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,357)	—	—	—	(1,357)
Repurchase of common stock for treasury	—	—	—	—	(247)	(10,222)	(10,222)
Dividend declaration	—	—	—	(8,375)	—	—	(8,375)
Net income	—	—	—	55,765	—	—	55,765
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	(2,773)	$(45,937)	$636,327
Stock-based compensation expense	—	—	4,231	—	—	—	4,231
Restricted stock units vested	82	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,767)	—	—	—	(1,767)
Dividend declaration	—	—	—	(26,224)	—	—	(26,224)
Net income	—	—	—	69,906	—	—	69,906
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	(2,773)	$(45,937)	$682,473
Stock-based compensation expense	—	—	5,675	—	—	—	5,675
Restricted stock units vested	98	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(2,244)	—	—	—	(2,244)
Dividend declaration	—	—	—	(8,948)	—	—	(8,948)
Net income	—	—	—	89,219	—	—	89,219
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	(2,773)	$(45,937)	$766,175

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows provided by Operating Activities:
Net income	$89,219	$69,906	$55,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,978	12,202	13,603
Adjustments to credit losses reserve	3,252	3,307	3,316
Stock-based compensation expense	5,675	4,231	2,668
Deferred income taxes	(1,308)	753	(1,645)
Gain from life insurance	—	—	(1,061)
Loss (gain) on disposal of fixed assets	17	(36)	28
Changes in assets and liabilities:
Accounts receivable	(6,000)	(1,318)	(63,650)
Inventories	(2,127)	(65,688)	(16,201)
Prepaid expenses and other current assets	(1,884)	1,421	622
Other non-current assets	(145)	435	(398)
Accounts payable	(49,056)	14,814	32,515
Accrued expenses and other liabilities	(14,732)	17,727	10,536
Net cash provided by operating activities	34,889	57,754	36,098
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(9,077)	(10,302)	(11,033)
Proceeds from sale of equipment	—	69	—
Proceeds from life insurance	—	1,500	—
Net cash used in investing activities	(9,077)	(8,733)	(11,033)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	36,463	—	—
Repayment of short-term borrowings	(36,463)	—	—
Purchase of treasury shares	—	—	(10,222)
Dividend payments	(8,948)	(34,599)	(8,427)
Issuance of stock under Employee Stock Purchase Plan	—	—	536
Payment of payroll taxes on stock-based compensation through shares withheld	(2,244)	(1,767)	(1,357)
Net cash used in financing activities	(11,192)	(36,366)	(19,470)
Increase in cash and cash equivalents	14,620	12,655	5,595
Cash and cash equivalents, beginning of year	108,310	95,655	90,060
Cash and cash equivalents, end of period	$122,930	$108,310	$95,655

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$192	$334	$442
Dividend declarations	—	—	8,375
Life insurance recorded as receivable	—	—	1,500
Supplemental Cash Flow Information:
Income taxes paid	$33,687	$21,465	$19,441
Interest paid	4	—	—

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a Fortune 1000 Global Solutions Provider that simplifies the IT customer experience, guiding the connection between people and technology. The Company’s dedicated Account Managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. The Company provides a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that the Company purchases from manufacturers, distributors, and other suppliers. The Company also offers comprehensive portfolio of managed services and professional services. These services are performed by the Company’s personnel and by third-party providers. The Company’s GlobalServe offering ensures worldwide coverage for the Company’s multinational customers, delivering global procurement solutions through the Company’s network of in-country suppliers in over 150 countries.

The Company operates through three operating segments:

●	Connection Enterprise Solutions – serving large enterprise customers

●	Connection Business Solutions – serving SMBs

●	Connection Public Sector Solutions – serving federal, state, and local government and educational institutions

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

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In most instances, when several performance obligations are aggregated into one single transaction, these performance obligations are fulfilled at the same point in time. The Company accounts for an arrangement when it has approval and commitment from both parties, the rights are identified, the contract has commercial substance, and collectability of consideration is probable. The Company generally obtains oral or written purchase authorizations from its customers for a specified amount of product at a specified price, which constitutes an arrangement. Revenue is recognized at the amount expected to be collected, net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company generally invoices for its products at the time of shipping, and accordingly there is not a significant financing component included in its arrangements.

Cost of Sales and Certain Other Costs

Cost of sales includes the invoice cost of the product, direct employee and third-party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company’s cash equivalents approximates fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance includes a fair value hierarchy that priorities the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

●	Level 1: Quoted prices for identical assets or liabilities in active markets;

●	Level 2: Observable inputs other than those described as Level 1; and

●	Level 3: Unobservable inputs that are supportable by little or no market activities and are based on significant assumptions and estimates.

The Company’s money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. It is included as cash equivalents within the Company’s consolidated balance sheet and is categorized as a level 1 measurement.

The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $6,862 and $4,748 at December 31, 2022 and 2021, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoice amount, net of allowances. Customers are evaluated for their credit worthiness at the time of contract inception and the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and customer creditworthiness. Based on the results of the credit assessments, the Company will extend credit under its standard payment terms or may request alternative early payment actions. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur. The Company assesses collectability by reviewing account receivable on an aggregated basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with collectability issues, and if necessary, records a reserve against those receivables it determines may not be collectable. Trade receivables are written off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received.

Inventories

Inventories (all finished goods) are stated at cost (which approximates the first-in, first-out method) or net realizable value, whichever is lower. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

Advertising Costs and Vendor Consideration

Vendors have the ability to fund advertising activities for which the Company receives advertising consideration. This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against SG&A expenses. Advertising consideration that cannot be associated with a specific program or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales. The Company’s vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, the Company classifies substantially all vendor consideration as a reduction of cost of sales rather than a reduction of advertising expense. Other advertising costs are expensed as incurred. Advertising expense, which is classified as a component of SG&A expenses, totaled $20,155, $15,827, and $14,021 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

When events or circumstances indicate a potential impairment, the Company evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. The Company recognizes impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. No property and equipment impairment was recognized for each of the years ended December 31, 2022, 2021 and 2020.

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

The Company elects to apply the short-team lease exception to any leases with contractual obligations of one year or less. These leases will not have right-of-use, or ROU, assets and associated lease liabilities on the balance sheet. Instead, rent will be recognized on a straight-line basis.

Goodwill and Other Intangible Assets

The Company’s intangible assets consist of (1) goodwill, which is not subject to amortization; (2) an internet domain name, which is an indefinite-lived intangible asset not subject to amortization; and (3) amortizing intangibles, which consist of customer lists, trade names, and customer relationships, which are being amortized over their useful lives.

Note 3 describes the annual impairment methodology that the Company uses each year in calculating the recoverability of goodwill and non-amortizing intangibles. This same impairment test is performed at other times during the course of a year should an event occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles, are written down to their respective fair values. No intangible assets impairment was recognized for each of the years ended December 31, 2022, 2021 and 2020.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for more than 4% of total net sales in 2022, 2021, and 2020.

Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 23%, 22% and 15% respectively, of the Company’s total product purchases in 2022. Product purchases from Ingram Micro, Inc., TD Synnex Corporation and Dell Inc. accounted for approximately 23%, 23% and 12% respectively, of the Company’s total product purchases in 2021. Product purchases from Ingram Micro, Inc., TD Synnex Corporation and HP Inc. accounted for approximately 21%, 15% and 12% respectively, of the Company’s total product purchases in 2020. No other singular vendor supplied more than 10% of the Company’s total product purchases in 2022, 2021 and 2020. The Company believes that, while it may experience some short-term disruption if products from Ingram Micro, Inc., TD Synnex Corporation, Dell Inc., and HP Inc., or any of these vendors become unavailable to it, alternative sources are available.

Products manufactured by HP Inc. collectively represented approximately 14%, 15% and 18% of the Company’s net sales in 2022, 2021 and 2020, respectively. In the event the Company experiences either a short-term or permanent disruption of supply of HP products, such disruption would likely have a material adverse effect on the Company’s results of operations and cash flows.

Restructuring and Other charges

Restructuring and other charges are presented separately from SG&A expenses. In the year ended December 31, 2020, the Company undertook actions across the business to lower its cost structure and align its business in an effort to improve its ability to execute its strategy. In connection with these restructuring initiatives, the Company incurred restructuring and related costs of $1.0 million for the year ended December 31, 2020. There were no restructuring related costs incurred for the years ended December 31, 2022 or 2021.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2022	2021	2020
Numerator:
Net income	$89,219	$69,906	$55,765
Denominator:
Denominator for basic earnings per share	26,279	26,196	26,157
Dilutive effect of employee stock awards	164	168	179
Denominator for diluted earnings per share	26,443	26,364	26,336
Earnings per share:
Basic	$3.40	$2.67	$2.13
Diluted	$3.37	$2.65	$2.12

For the years ended December 31, 2022, 2021, and 2020, the Company did not exclude any outstanding nonvested stock units or stock options from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR, and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate, or SOFR. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022; however, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 has extended the effective date through December 31, 2024. The Company is currently evaluating the effect of the adoption of this standard on the Company, but does not believe the adoption will have a material effect on its consolidated financial statements.

2. REVENUE

Nature of Products and Services

IT products typically represent a distinct performance obligation, and revenue is recognized at the point in time when control is transferred to the customer which is generally upon delivery to the customer. The Company recognizes revenue as the principal in the transaction with the customer (i.e., on a gross basis), as it controls the product prior to delivery to the customer and derives the economic benefits from the sales transaction given the Company’s control over customer pricing.

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

Certain of the Company’s larger customers are offered the opportunity by vendors to purchase software licenses and maintenance under EAs. Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, the Company’s vendors will transfer the license and bill the customer directly, paying resellers, such as the Company, an agency fee or commission on these sales. The Company records these agency fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, the Company invoices the customer directly under an EA and accounts for the individual items sold based on the nature of each item. The Company’s vendors typically dictate how the EA will be sold to the customer.

The Company also offers ESPs on IT products, both as part of the initial arrangement and separately from the IT products. The Company recognizes revenue related to ESPs as the agent in the transaction because it does not have control over the on-going ESPs service and does not provide any service after the sale. Revenue allocated to ESPs is recognized at the point in time when the Company’s vendor and customer accept the terms and conditions in the sales arrangement.

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

The Company estimates the SSP for each distinct performance obligation when a single arrangement contains multiple performance obligations and the fulfillment occurs at different points of times. The Company maximizes the use of observable inputs in the determination of the estimate for SSP for the items that it does not sell separately, including on-premise licenses sold with software maintenance, and IT products sold with ESPs. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the years ended December 31, 2022, 2021 and 2020, along with the segment for each category (in thousands).

	For the Year Ended December 31, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$473,375	$462,152	$221,363	$1,156,890
Desktops	88,127	165,509	56,804	310,440
Software	147,792	108,243	36,071	292,106
Servers/Storage	103,711	64,622	44,588	212,921
Net/Com Products	98,672	85,611	32,548	216,831
Displays and Sound	118,753	132,269	67,860	318,882
Accessories	133,017	202,452	58,413	393,882
Other Hardware/Services	81,863	103,504	37,677	223,044
Total net sales	$1,245,310	$1,324,362	$555,324	$3,124,996

	For the Year Ended December 31, 2021
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$426,022	$428,868	$241,146	$1,096,036
Desktops	87,822	140,468	45,989	274,279
Software	120,104	119,423	39,611	279,138
Servers/Storage	92,922	66,027	37,081	196,030
Net/Com Products	81,681	86,454	34,336	202,471
Displays and Sound	99,474	125,610	59,153	284,237
Accessories	115,048	179,249	44,104	338,401
Other Hardware/Services	75,423	103,360	43,220	222,003
Total net sales	$1,098,496	$1,249,459	$544,640	$2,892,595

	For the Year Ended December 31, 2020
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$319,046	$303,471	$203,090	$825,607
Desktops	89,828	129,011	36,744	255,583
Software	124,681	115,596	42,793	283,070
Servers/Storage	93,535	76,107	42,694	212,336
Net/Com Products	75,141	96,203	47,930	219,274
Displays and Sound	85,769	78,312	51,502	215,583
Accessories	113,402	201,562	47,504	362,468
Other Hardware/Services	64,630	115,307	36,432	216,369
Total net sales	$966,032	$1,115,569	$508,689	$2,590,290

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$4,266	$8,628

Changes in the contract liability balances during the years ended December 31, 2022 and 2021 are as follows (in thousands):

2022
Balance at December 31, 2021	$8,628
Cash received in advance and not recognized as revenue	20,626
Amounts recognized as revenue as performance obligations satisfied	(24,988)
Balance at December 31, 2022	$4,266

2021
Balance at December 31, 2020	$3,509
Cash received in advance and not recognized as revenue	28,114
Amounts recognized as revenue as performance obligations satisfied	(22,995)
Balance at December 31, 2021	$8,628

k

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is held by the Company’s Business Solutions and Enterprise Solutions segments. Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of November 30 and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value.

In 2022 and 2021, the Company performed a qualitative “step 0” analysis. ASC 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events.

Based on the above qualitative analysis, the Company determined goodwill was not impaired as of December 31, 2022 and 2021.

The carrying amount of goodwill for the periods presented is detailed below (in thousands):

Balance at December 31, 2022	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Balance at December 31, 2021	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Goodwill, gross	$8,539	$66,236	$7,634	$82,409
Accumulated impairment losses	(1,173)	─	(7,634)	(8,807)
Net balance	$7,366	$66,236	$—	$73,602

Intangible Assets

At December 31, 2022, the Company’s intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization. In addition, in 2016 the Company acquired customer relationships from its Softmart and GlobalServe acquisitions, which are amortized on a straight-line basis over their estimated useful lives of 10 years. The Company’s remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets. Intangible assets and related accumulated amortization are detailed below (in thousands):

		December 31, 2022			December 31, 2021
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	8	$3,400	$3,400	$—	$3,400	$3,400	$—
Tradename	5	1,190	1,190	—	1,190	1,190	—
Customer relationships	10	12,200	8,002	4,198	12,200	6,782	5,418
Total intangible assets		$16,790	$12,592	$4,198	$16,790	$11,372	$5,418

In 2022, 2021, and 2020, the Company recorded amortization expense of $1,220, $1,220, and $1,220, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows (in thousands):

For the Years Ended December 31,
2023	$1,220
2024	1,220
2025	1,220
2026	538
2027 and thereafter	—
$4,198

.

4.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	December 31,
	2022	2021
Trade	$561,857	$568,964
Vendor consideration, returns and other	57,388	47,506
Due from employees	108	105
Total gross accounts receivable	619,353	616,575
Allowances for:
Sales returns	(3,806)	(4,218)
Credit losses	(5,267)	(4,825)
Accounts receivable, net	$610,280	$607,532

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Computer software, including licenses and internally-developed software	$87,645	$96,264
Furniture and equipment	39,316	37,040
Leasehold improvements	8,964	8,668
Total	135,925	141,972
Accumulated depreciation and amortization	(76,754)	(80,961)
Property and equipment, net	$59,171	$61,011

The Company recorded depreciation and amortization expense for property and equipment of $10,758, $10,982, and $12,383 in 2022, 2021, and 2020, respectively.

6. LEASES

The Company leases certain facilities from a related party, which is affiliated with the Company through common ownership. Included in the right-of-use assets as of December 31, 2022 was $1,130 and a corresponding lease liability of $1,130 associated with related party leases.

As of December 31, 2022, the Company had no leases that were classified as financing leases and there were no additional operating or financing leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the year ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31, 2022
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$1,253	$2,821	$4,074
Short-term lease cost	428	121	549
Total lease cost	$1,681	$2,942	$4,623

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,253	$2,846	$4,099

Weighted-average remaining lease term (in years):
Capitalized operating leases	0.92	4.03	3.60

Weighted-average discount rate:
Capitalized operating leases	3.92%	4.05%	4.03%

	Year Ended December 31, 2021
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$1,253	$3,021	$4,274
Short-term lease cost	426	92	518
Total lease cost	$1,679	$3,113	$4,792

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,253	$3,128	$4,381

Weighted-average remaining lease term (in years):
Capitalized operating leases	1.92	4.46	3.89

Weighted-average discount rate:
Capitalized operating leases	3.92%	3.92%	3.92%

As of December 31, 2022, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,	Related Parties	Others	Total
2023	$1,312	$2,097	$3,409
2024	163	1,697	1,860
2025	163	1,635	1,798
2026	163	952	1,115
2027	1	232	233
Thereafter	—	342	342
	$1,802	$6,955	$8,757

Imputed interest			(593)
Lease liability balance at December 31, 2022			$8,164

As of December 31, 2022, the ROU asset had a balance of $7,558. The long-term lease liability was $4,994 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,170.

As of December 31, 2021, the ROU asset had a balance of $9,579. The long-term lease liability was $6,789 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,422.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Customer and vendor deposits	$32,594	$33,429
Sales tax	2,816	10,471
Short term lease liability	3,170	3,422
Other	15,228	14,508
Accrued expenses and other liabilities	$53,808	$61,830

8.   GAIN ON LIFE INSURANCE

The Company owns and is the beneficiary of one life insurance policy on Patricia Gallup, the Company’s Chair and Chief Administrative Officer. This policy had a total cash value recorded as “Other assets” on the Company’s balance sheet of approximately $274 and $200 as of December 31, 2022 and December 31, 2021 respectively.

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

9.   BANK BORROWINGS

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month LIBOR, plus a spread based on the Company’s funded debt ratio, or in the absence of LIBOR, the prime rate (7.50% at December 31, 2022). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. During 2022, the Company borrowed an aggregate of $36,463 under the credit facility during the year ended December 31, 2022, which was fully repaid prior to December 31, 2022. The Company had no outstanding bank borrowings as of December 31, 2022 or 2021, and accordingly, the entire $50,000 facility was available for borrowings under the credit facility. As of December 31, 2022, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

10.   STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding as of December 31, 2022 or 2021.

Share Repurchase Authorization

As of December 31, 2017, there was $30.0 million authorized for share repurchase. In 2018, the Company’s Board approved a share repurchase program authorizing up to $25.0 million in additional share repurchases. In November 2022, the Company’s Board approved a $25.0 million increase to the Company’s existing share repurchase authorization, bringing the aggregate size of the share repurchase program to $80.0 million as of December 31, 2022. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

There were no share repurchases during the years ended December 31, 2022 and 2021. The Company repurchased 247 shares for $10.2 million during the year ended December 31, 2020 under Board-authorized repurchase programs. As of December 31, 2022, the Company has repurchased an aggregate of 2,599 shares for $42.3 million under Board-authorized repurchase programs, and the maximum approximate dollar value of shares that may yet be purchased under the Company’s existing Board-authorized program is $37.7 million.

Dividend Payments

The following table summarizes the Company’s special cash dividends declared in the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	2022	2021	2020
Dividend per share	$0.34	$1.00	$0.32
Stockholder record date	12/05/2022	11/18/2021	1/12/2021
Total dividend	$8,948	$26,224	$8,375
Payment date	12/23/2022	12/03/2021	1/29/2021

Declaration of any future cash dividends will depend upon the Company’s financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In 2007, the Board adopted and the Company’s stockholders approved the 2007 Stock Incentive Plan. In 2010, the Board adopted and the stockholders approved the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”), which, among other things, extended the term of the 2007 Plan to 2020. In May 2019, the Company’s stockholders approved an amendment to the 2007 Plan, which authorized the issuance of up to 1,900 shares of common stock. Under the terms of the 2007 Plan, the Company is authorized, for a ten-year period, to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants.

In 2020, the Board adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan (the “2020 plan”), which replaces the Amended and Restated 2007 Stock Incentive Plan. In May 2022, the Company’s stockholders approved an amendment to the 2020 Plan, which authorized the issuance of 1,003 shares of common stock. As of December 31, 2022, there were 119 shares eligible for future grants under the 2020 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the Company’s stockholders approved the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorizes the issuance of common stock to participating employees. Under the Purchase Plan, as amended, employees are eligible to purchase Company stock at 95% of the purchase price as of the last business day of each six-month offering period. In May 2022, the Board adopted and the Company’s stockholders approved an amendment to the Purchase Plan, which reserved an aggregate of 1,303 shares of common stock for issuance under the Purchase Plan, of which 1,200 shares have been purchased as of December 31, 2022.

Accounting for Share-Based Compensation

The Company measures the grant date fair value of equity awards given to employees and recognizes that cost, adjusted for forfeitures, over the period that services are performed. The Company values grants with multiple vesting periods as a single award, estimates expected forfeitures based upon historical patterns of employee turnover, and records share-based compensation as a component of SG&A expenses.

The following table summarizes the share-based compensation expenses included in the consolidated statements of net income (in thousands):

	2022	2021	2020
Pre-tax expense for nonvested units	$5,675	$4,231	$2,668
Tax benefit	(1,512)	(1,167)	(635)
Net effect on net income	$4,163	$3,064	$2,033

In 2022, 2021, and 2020, the Company issued nonvested stock units that settle in stock and vest over periods of up to four years. Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of the Company’s common stock on the grant date. The following table summarizes the Company’s nonvested stock unit activity in 2022 (shares in thousands):

	Nonvested Stock Units
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2022	509	$36.98
Granted	184	53.50
Vested	(142)	37.28
Canceled	(16)	41.99
Nonvested at December 31, 2022	535	42.44

The weighted-average grant-date fair value of nonvested stock units granted in 2022, 2021 and 2020 was $53.50, $46.02 and $44.31, respectively. The total fair value of nonvested stock units that vested in 2022, 2021, and 2020 was $7,202, $5,529, and $4,044, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $20,914 as of December 31, 2022, and is expected to be recognized over a weighted-average period of approximately 3.3 years. The aggregate intrinsic value of the nonvested stock units at December 31, 2022, which is calculated based on the positive difference between the fair value of the Company’s stock on December 31, 2022 and the grant price of the underlying awards, was $25,093.

Stock Equivalent Units

The Company has also previously issued stock equivalent units, or SEUs, which settle in cash and vest ratably over four years, to non-executive employees. The fair value of these liability awards is based on the closing market price of the Company’s common stock and is remeasured at the end of each reporting period until the SEUs vest. The Company reports the compensation as a component of SG&A expense and the related liability as accrued payroll on the consolidated balance sheets.

	2022	2021	2020
Units issued	—	—	—
Compensation expense	$—	$425	$840

11.   INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$25,483	$18,450	$13,350
State	8,200	7,413	5,726
Total current	33,683	25,863	19,076
Deferred:
Federal	(743)	655	(1,108)
State	(524)	98	(537)
Total deferred	(1,267)	753	(1,645)
Provision for income taxes	$32,416	$26,616	$17,431

The components of the deferred taxes as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Allowance for credit losses	$1,349	$1,266
Inventory costs capitalized for tax purposes	227	254
Inventory valuation reserves	57	402
Sales return reserves	140	164
Deductible expenses, primarily employee-benefit related	79	18
Accrued compensation	2,249	2,792
Operating lease liability	2,084	2,668
Other	632	1,399
Qualified research expenses	598	—
Compensation under non-statutory stock option agreements	1,281	866
State tax loss carryforwards	1,151	1,411
Total gross deferred tax assets	9,847	11,240
Less: Valuation allowance	(1,064)	(1,174)
Net deferred tax assets	8,783	10,066

Deferred tax liabilities:
Goodwill and other intangibles	(13,990)	(14,243)
Property and equipment	(10,572)	(12,552)
Right-of-use assets	(1,930)	(2,503)
Prepaid expenses	(261)	(46)
Total gross deferred tax liabilities	(26,753)	(29,344)
Net deferred tax liability	$(17,970)	$(19,278)

Current deferred tax assets	$—	$—
Noncurrent deferred tax liability	(17,970)	(19,278)
Net deferred tax liability	$(17,970)	$(19,278)

The Company has deferred tax assets from state net operating loss carryforwards aggregating $1,457 as of December 31, 2022 representing state tax benefits, net of federal taxes, of approximately $1,151. These loss carryforwards are subject to five, fifteen, or twenty-year carryforward periods, with $2 expiring in 2023, $4 expiring in 2024, $4 expiring in 2025, $33 expiring in 2026, $7 expiring in 2027, $1,210 expiring beyond 2027, and $197 with no expiration. The Company has provided valuation allowances of $1,064 and $1,174 as of December 31, 2022 and 2021, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that the Company believes are not likely to be realized. The net change in the total valuation allowance reflects a $110 decrease and a $232 increase in 2022 and 2021, respectively.

A reconciliation of the Company’s 2022, 2021, and 2020 income tax provision to total income taxes at the statutory federal tax rate is as follows (in thousands):

	2022	2021	2020
Federal income taxes, at statutory tax rate	$25,543	$20,270	$15,378
State income taxes, net of federal benefit	5,954	5,954	3,987
Nondeductible expenses	928	645	365
Tax credits	—	—	(2,093)
Other, net	(9)	(253)	(206)
Income tax provision	$32,416	$26,616	$17,431

The Company files one consolidated U.S. Federal income tax return that includes all of its subsidiaries as well as several consolidated, combined, and separate Company returns in many U.S. state tax jurisdictions. The tax years 2018-2021 remain open to examination by the major state taxing jurisdictions in which the Company files. The tax years 2019-2021 remain open to examination by the Internal Revenue Service.

Previously, the Company recognized interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual was included as a component of the Company’s liability for unrecognized income tax benefits. The Company did not recognize any interest and penalties for the years ended December 31, 2022, 2021 or 2020.

12.   EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2022, 2021, and 2020. The Company made matching contributions to the employee savings element of such plan of $6,517, $5,951, and $5,656 in 2022, 2021, and 2020, respectively.

13.   COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is subject to various legal proceedings and claims, which have arisen during the ordinary course of business. In the opinion of the Company’s management, the outcome of such matters is not expected to have a material effect on the Company’s business, financial position, results of operations, or cash flows.

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

The Company is subject to audits by states on sales and income taxes, employment matters, and other assessments. Additional liabilities for these and other audits could be assessed, and such outcomes could have a material negative impact on the Company’s financial position, results of operations, and cash flows.

14.   SEGMENT AND RELATED DISCLOSURES

The internal reporting structure used by the Company’s chief operating decision maker, or CODM, to assess performance and allocate resources determines the basis for the Company’s operating segments. The Company’s CODM is its Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of operating income.

The Company’s operations are organized under three reporting segments—the Business Solutions segment, which serves primarily SMBs; the Enterprise Solutions segment, which serves primarily medium-to-large corporations; and the Public Sector Solutions segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. The Company reports these charges to the operating segments as “Allocations.” Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s operating segments for the years ended December 31, 2022, 2021, and 2020 is shown below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net sales:
Business Solutions	$1,245,311	$1,098,496	$966,032
Enterprise Solutions	1,324,361	1,249,459	1,115,569
Public Sector Solutions	555,324	544,640	508,689
Total net sales	$3,124,996	$2,892,595	$2,590,290
Operating income (loss):
Business Solutions	$79,475	$43,783	$32,351
Enterprise Solutions	53,477	74,653	59,382
Public Sector Solutions	1,105	(4,928)	(2,763)
Headquarters/Other	(13,505)	(16,991)	(16,896)
Total operating income	120,552	96,517	72,074
Other income, net	1,083	5	1,122
Income before taxes	$121,635	$96,522	$73,196
Selected operating expense:
Depreciation and amortization:
Business Solutions	$661	$655	$636
Enterprise Solutions	1,992	2,408	2,771
Public Sector Solutions	78	62	60
Headquarters/Other	9,247	9,077	10,136
Total depreciation and amortization	$11,978	$12,202	$13,603
Total assets:
Business Solutions	$445,698	$401,624
Enterprise Solutions	660,374	645,938
Public Sector Solutions	84,939	84,787
Headquarters/Other	(91,185)	(48,966)
Total assets	$1,099,826	$1,083,383

The assets of the Company’s operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Goodwill of $66,236 and $7,366 is held by the Enterprise Solutions and Business Solutions segments, respectively, as of December 31, 2022. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment and intercompany balance, net. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $43,679 and $39,390 for the years ended December 31, 2022 and 2021, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These systems serve all of the Company’s subsidiaries, to varying degrees, and as a result, the CODM does not evaluate capital expenditures on a segment basis.

Substantially all of the Company’s sales in 2022, 2021, and 2020 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 2% of total net sales in 2022, 2021, and 2020. All of the Company’s assets as of December 31, 2022 and 2021 were located in the United States. The Company’s primary target customers are SMBs, medium-to-large businesses, and federal, state, and local government agencies and educational institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2020	$3,466	29,435	(28,887)	$4,014
Year Ended December 31, 2021	$4,014	32,635	(32,431)	$4,218
Year Ended December 31, 2022	$4,218	35,161	(35,573)	$3,806

Allowance for Credit Losses
Year Ended December 31, 2020	$2,202	3,316	(110)	$5,408
Year Ended December 31, 2021	$5,408	3,307	(3,890)	$4,825
Year Ended December 31, 2022	$4,825	3,252	(2,810)	$5,267

S-1