Form 10-Q
period 2023-03-31
PC CONNECTION INC
filed 2023-05-04
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2023

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of April 27, 2023 was 26,277,597.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$134,810	$122,930
Accounts receivable, net	621,844	610,280
Inventories, net	199,317	208,682
Prepaid expenses and other current assets	18,145	11,900
Total current assets	974,116	953,792
Property and equipment, net	58,372	59,171
Right-of-use assets	6,611	7,558
Goodwill	73,602	73,602
Intangibles, net	4,343	4,648
Other assets	1,013	1,055
Total Assets	$1,118,057	$1,099,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$239,058	$232,638
Accrued payroll	24,304	24,071
Accrued expenses and other liabilities	54,947	53,808
Total current liabilities	318,309	310,517
Deferred income taxes	17,970	17,970
Noncurrent operating lease liabilities	4,623	4,994
Other liabilities	672	170
Total Liabilities	341,574	333,651
Stockholders’ Equity:
Common Stock	291	291
Additional paid-in capital	127,424	125,784
Retained earnings	698,128	686,037
Treasury stock, at cost	(49,360)	(45,937)
Total Stockholders’ Equity	776,483	766,175
Total Liabilities and Stockholders’ Equity	$1,118,057	$1,099,826

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$727,545	$788,344
Cost of sales	605,249	660,038
Gross profit	122,296	128,306
Selling, general and administrative expenses	103,282	98,172
Restructuring and other charges	897	—
Income from operations	18,117	30,134
Other income (expense), net	1,286	(3)
Income before taxes	19,403	30,131
Income tax provision	(5,205)	(8,339)
Net income	$14,198	$21,792

Earnings per common share:
Basic	$0.54	$0.83
Diluted	$0.54	$0.83

Shares used in computation of earnings per common share:
Basic	26,325	26,255
Diluted	26,436	26,405

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	(2,773)	$(45,937)	$766,175
Stock-based compensation expense	—	—	1,853	—	—	—	1,853
Restricted stock units vested	10	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(213)	—	—	—	(213)
Repurchase of common stock for treasury	—	—	—	—	(79)	(3,423)	(3,423)
Dividend declaration ($0.08 per share)	—	—	—	(2,107)	—	—	(2,107)
Net income	—	—	—	14,198	—	—	14,198
Balance - March 31, 2023	29,133	$291	$127,424	$698,128	(2,852)	$(49,360)	$776,483

	Three Months Ended March 31, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	(2,773)	$(45,937)	$682,473
Stock-based compensation expense	—	—	1,382	—	—	—	1,382
Restricted stock units vested	9	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(165)	—	—	—	(165)
Net income	—	—	—	21,792	—	—	21,792
Balance - March 31, 2022	29,034	$290	$123,571	$627,558	(2,773)	$(45,937)	$705,482

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows provided by (used in) Operating Activities:
Net income	$14,198	$21,792
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,073	2,991
Adjustments to credit losses reserve	(99)	567
Stock-based compensation expense	1,853	1,382
Loss on disposal of fixed assets	474	10
Changes in assets and liabilities:
Accounts receivable	(11,465)	(27,177)
Inventories	9,365	(28,046)
Prepaid expenses and other current assets	(6,245)	(4,572)
Other non-current assets	42	32
Accounts payable	5,859	(10,494)
Accrued expenses and other liabilities	2,450	5,230
Net cash provided by (used in) operating activities	19,505	(38,285)
Cash Flows used in Investing Activities:
Purchases of equipment and capitalized software	(1,882)	(2,451)
Net cash used in investing activities	(1,882)	(2,451)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	59,310	1,385
Repayment of short-term borrowings	(59,310)	(1,385)
Purchase of common stock for treasury shares	(3,423)	—
Dividend payments	(2,107)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(213)	(165)
Net cash used in financing activities	(5,743)	(165)
Increase (decrease) in cash and cash equivalents	11,880	(40,901)
Cash and cash equivalents, beginning of year	122,930	108,310
Cash and cash equivalents, end of period	$134,810	$67,409

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$753	$266
Supplemental Cash Flow Information:
Income taxes paid	$7,279	$287
Interest paid	$17	$—

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries, or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2023 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2023.

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

Restructuring and Other Charges

The restructuring and other charges recorded in the first quarter of 2023 were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses as of March 31, 2023.

Restructuring and other charges are presented separately from selling, general and administrative expenses. Costs incurred were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Employee separations	$698	$—
Other charges	199	—
Total restructuring and other charges	$897	$—

Included in accrued expenses and other liabilities as of March 31, 2023 was $308 related to unpaid termination benefits.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022; however, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 has extended the effective date through December 31, 2024. The Company is currently evaluating the effect of the adoption of this standard on the Company, but does not believe the adoption will have a material effect on its consolidated financial statements.

Note 2–Revenue

The Company disaggregates revenue from its arrangements with customers by type of products and services, as it believes this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2023 and 2022, along with the segment for each category (in thousands).

	Three Months Ended March 31, 2023
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$94,919	$114,318	$51,774	$261,011
Desktops	18,762	30,142	14,417	63,321
Software	34,576	39,234	9,917	83,727
Servers/Storage	24,291	12,507	9,987	46,785
Net/Com Products	28,304	20,532	13,320	62,156
Displays and Sound	22,813	26,720	13,202	62,735
Accessories	28,735	47,594	13,473	89,802
Other Hardware/Services	20,714	22,896	14,398	58,008
Total net sales	$273,114	$313,943	$140,488	$727,545

	Three Months Ended March 31, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$130,434	$121,339	$56,850	$308,623
Desktops	23,559	44,864	17,988	86,411
Software	34,908	21,010	5,269	61,187
Servers/Storage	22,164	15,371	9,630	47,165
Net/Com Products	22,627	22,191	8,027	52,845
Displays and Sound	32,824	37,079	13,423	83,326
Accessories	32,241	48,007	12,932	93,180
Other Hardware/Services	21,687	25,535	8,385	55,607
Total net sales	$320,444	$335,396	$132,504	$788,344

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of March 31, 2023 and December 31, 2022 (in thousands).

	March 31, 2023	December 31, 2022
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$7,534	$4,266

Changes in the contract liability balances during the three months ended March 31, 2023 and 2022 are as follows (in thousands):

2023
Balance at December 31, 2022	$4,266
Cash received in advance and not recognized as revenue	7,656
Amounts recognized as revenue as performance obligations satisfied	(4,388)
Balance at March 31, 2023	$7,534

2022
Balance at December 31, 2021	$8,628
Cash received in advance and not recognized as revenue	3,870
Amounts recognized as revenue as performance obligations satisfied	(5,455)
Balance at March 31, 2022	$7,043

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$14,198	$21,792
Denominator:
Denominator for basic earnings per share	26,325	26,255
Dilutive effect of employee stock awards	111	150
Denominator for diluted earnings per share	26,436	26,405
Earnings per share:
Basic	$0.54	$0.83
Diluted	$0.54	$0.83

For the three months ended March 31, 2023 and 2022, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4–Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use, or ROU, asset as of March 31, 2023 was $826 and a corresponding lease liability of $826 associated with related party leases.

As of March 31, 2023, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$709	$1,022	$313	$709	$1,022
Short-term lease cost	107	21	128	107	21	128
Total lease cost	$420	$730	$1,150	$420	$730	$1,150

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$643	$956	$313	$687	$1,000

Weighted-average remaining lease term (in years):
Capitalized operating leases	0.67	3.81	3.45	1.67	4.34	3.79

Weighted-average discount rate:
Capitalized operating leases	3.92%	4.06%	4.04%	3.92%	3.91%	3.92%

As of March 31, 2023, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,	Related Parties	Others	Total
2023, excluding the three months ended March 31, 2023	$958	$1,495	$2,453
2024	163	1,697	1,860
2025	163	1,635	1,798
2026	163	952	1,115
2027	1	232	233
Thereafter	—	340	340
	$1,448	$6,351	$7,799

Imputed interest			(516)
Lease liability balance at March 31, 2023			$7,283

As of March 31, 2023, the ROU asset had a balance of $6,611. The long-term lease liability was $4,623 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $2,660. As of March 31, 2022, the ROU asset had a balance of $9,201. The long-term lease liability was $6,077 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,777.

Note 5–Segment Information

The internal reporting structure used by the Company’s chief operating decision maker, or CODM, to assess performance and allocate resources determines the basis for the Company’s operating segments. The Company’s CODM is its Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of operating income.

The Company’s operations are organized under three segments—the Business Solutions segment, which serves primarily small- to medium-sized businesses; the Enterprise Solutions segment, which serves primarily medium-to-large corporations; and the Public Sector Solutions segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, or IT, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. The Company reports these charges to the operating segments as “Allocations”. Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s operating segments for the three months ended March 31, 2023 and 2022 is shown below (in thousands):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net sales:
Business Solutions	$273,114	$320,444
Enterprise Solutions	313,943	335,396
Public Sector Solutions	140,488	132,504
Total net sales	$727,545	$788,344
Operating income (loss):
Business Solutions	$16,553	$20,673
Enterprise Solutions	6,522	14,314
Public Sector Solutions	29	(1,126)
Headquarters/Other	(4,987)	(3,727)
Total operating income	18,117	30,134
Other income (expense), net	1,286	(3)
Income before taxes	$19,403	$30,131
Selected operating expense:
Depreciation and amortization:
Business Solutions	$159	$167
Enterprise Solutions	424	534
Public Sector Solutions	19	20
Headquarters/Other	2,471	2,270
Total depreciation and amortization	$3,073	$2,991
Total assets:
Business Solutions	$467,444	$426,103
Enterprise Solutions	661,670	651,905
Public Sector Solutions	104,880	94,540
Headquarters/Other	(115,937)	(71,729)
Total assets	$1,118,057	$1,100,819

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, inventories, property and equipment, ROU assets, and intercompany balance, net. As of March 31, 2023 and 2022, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $60,176 and $50,234, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the one-month LIBOR, plus a spread based on the Company’s funded debt ratio, or in the absence of LIBOR, the prime rate (8.00% at March 31, 2023). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated trailing twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of March 31, 2023, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

During the three months ended March 31, 2023, the Company borrowed $59,310 under the credit facility, which was fully repaid prior to March 31, 2023. The Company had no outstanding borrowings under the credit facility as of March 31, 2023 or 2022, and accordingly, the entire $50,000 credit facility was available for borrowings on such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results, business plans (including statements regarding new products and services we may offer and future expenditures, costs and investments), future liabilities, impairments, competition, and the impact of current macroeconomic conditions on our businesses and results of operations. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “anticipates,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

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

●	substantial competition reducing our market share;
●	significant price competition reducing our profit margins;
●	the loss of any of our major vendors adversely affecting the number of type of products we may offer;
●	virtualization of information technology, or IT, resources and applications, including networks, servers, applications, and data storage disrupting or altering our traditional distribution models;
●	service interruptions at third-party shippers negatively impacting our ability to deliver the products we offer to our customers;
●	increases in shipping and postage costs reducing our margins and adversely affecting our results of operations;
●	loss of key persons or the inability to attract, train and retain qualified personnel adversely affecting our ability to operate our business;
●	cyberattacks or the failure to safeguard personal information and our IT systems resulting in liability and harm to our reputation; and
●	macroeconomic factors facing the global economy, including disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation and changing interest rates reducing the level of investment our customers are willing to make in IT products.

Additional factors include those described in this Annual Report on Form 10-K for the year ended December 31, 2022, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. You should not place undue reliance on the forward-looking statements. Unless required by law, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made.

Unless the context otherwise requires, we use the terms “Connection”, the “Company”, “we”, “us”, and “our” in this Quarterly Report on Form 10-Q to refer to PC Connection, Inc. and its subsidiaries.

OVERVIEW

We are a Fortune 1000 Global Solutions Provider that simplifies the IT customer experience, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. Our Technology Solutions Group, or TSG, and state-of-the-art Technology Integration and Distribution Center with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

The “Connection®” brand includes Connection Business Solutions, Connection Enterprise Solutions, and Connection Public Sector Solutions, which provide IT solutions and services to small- to medium-sized businesses, enterprise, and public sector markets.

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

As a value-added reseller in the IT supply chain, we do not manufacture IT hardware or software. We are dependent on our suppliers—manufacturers and distributors that historically have sold only to resellers rather than directly to end users. However, certain manufacturers have, on multiple occasions, sold or attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to and, in some case successfully, eliminate our role. We believe that the success of these direct sales efforts by manufacturers will depend on their ability to meet our customers’ ongoing demands and provide solutions to meet their needs. We believe more of our customers are seeking out comprehensive and integrated IT solutions, rather than the ability to acquire specific IT products on a one-off basis. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to customers’ individual needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our TSG, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and gross margin improvements in this competitive environment.

The primary challenges we continue to face in effectively managing our business are (1) increasing our product and service revenues while at the same time improving our gross margin in all three segments, (2) recruiting, retaining, and improving the productivity of our sales and technical support personnel, and (3) effectively controlling our selling, general and administrative, or SG&A, expenses while making investments in our IT systems and solution selling personnel, especially in relation to changing revenue levels.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net sales (dollars in millions)	$727.5	$788.3
Gross margin	16.8%	16.3%
Selling, general and administrative expenses	14.2%	12.5%
Income from operations	2.5%	3.8%

Net sales of $727.5 million for the first quarter of 2023 reflected a decrease of $60.8 million, or 7.7% compared to the first quarter of 2022. The decrease was primarily driven by decreases in sales of notebooks/mobility, desktops, and displays and sound of $47.6 million, $23.1 million, and $20.6 million, respectively, as shown in the table in Note 2. These decreases were partially offset by increases in sales of software and net/com products of $22.5 million and $9.3 million, respectively. Gross profit decreased year-over-year by $6.0 million, or 4.7%, to $122.3 million as illustrated in the table and discussion beginning on page 15 of this Form 10-Q. Gross margin increased to 16.8% from 16.3% a year ago. The increase in gross margin was primarily driven by increased net sales of higher margin software, security, and networking solutions. SG&A expenses increased year-over-year by $5.1 million, or 5.2%, to $103.3 million. The increase in SG&A expenses was primarily driven by a $5.1 million increase in personnel cost related to investments in resources to strengthen our sales, technical sales, IT, and services organizations. SG&A expenses as a percentage of net sales increased to 14.2% compared to 12.5% a year ago. The increase in SG&A expenses as a percentage of net sales is primarily due to the decrease in net sales, as discussed above. Operating income in the first quarter of 2023 decreased year-over-year both in dollars and as a percentage of net sales by $12.0 million and 130 basis points, respectively, primarily as a result of the decrease in gross profit combined with the increase in SG&A expenses.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended March 31,
	2023	2022
Operating Segment
Enterprise Solutions	43%	42%
Business Solutions	38	41
Public Sector Solutions	19	17
Total	100%	100%

Product Mix
Notebooks/Mobility	36%	39%
Desktops	9	11
Software	12	8
Servers/Storage	6	6
Net/Com Products	9	7
Displays and Sound	9	11
Accessories	12	12
Other Hardware/Services	7	6
Total	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended March 31,
	2023	2022
Operating Segment
Enterprise Solutions	13.4%	14.6%
Business Solutions	21.9	19.4
Public Sector Solutions	14.5	13.1
Total Company	16.8%	16.3%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Personnel costs	$79.2	$74.1
Advertising	6.6	4.6
Service contracts/subscriptions	5.2	4.9
Professional fees	3.8	3.9
Depreciation and amortization	3.1	3.0
Facilities operations	2.2	2.1
Credit card fees	1.5	1.7
Other	1.7	3.9
Total SG&A expense	$103.3	$98.2
As a percentage of net sales	14.2%	12.5%

Restructuring and Other Charges

In the first quarter of 2023, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred restructuring and other charges of $0.9 million in the first quarter of 2023, which were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses and other liabilities as of March 31, 2023. There were no restructuring and other charges recorded in the first quarter of 2022. The Company is currently evaluating additional restructuring activities for the second quarter of 2023 and beyond.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended March 31, 2023 and the three months ended March 31, 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2023		2022
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$313.9	43.2%	$335.4	42.5%	$(21.5)	(6.4)%
Business Solutions	273.1	37.5	320.4	40.6	(47.3)	(14.8)
Public Sector Solutions	140.5	19.3	132.5	16.9	8.0	6.0
Total	$727.5	100.0%	$788.3	100.0%	$(60.8)	(7.7)%
Gross Profit:
Enterprise Solutions	$42.1	13.4%	$48.9	14.6%	$(6.8)	(13.9)%
Business Solutions	59.9	21.9	62.1	19.4	(2.2)	(3.6)
Public Sector Solutions	20.3	14.5	17.3	13.1	3.0	17.5
Total	$122.3	16.8%	$128.3	16.3%	$(6.0)	(4.7)%

Net sales decreased in the first quarter of 2023 compared to the first quarter of 2022, as explained by the year-over-year changes discussed below:

●	Net sales of $313.9 million for the Enterprise Solutions segment reflect a decrease of $21.5 million, or 6.4%. The decrease in net sales is primarily due to decreases in net sales of desktops, displays and sound, notebooks/mobility, servers/storage, other hardware/services, and net/com products of $14.7 million, $10.4 million, $7.0 million, $2.9 million, $2.6 million, and $1.7 million, respectively. These decreases were partially offset by an increase in net sales of software of $18.2 million.

●	Net sales of $273.1 million for the Business Solutions segment reflect a decrease of $47.3 million, or 14.8%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, displays and sound, desktops, and accessories of $35.5 million, $10.0 million, $4.8 million, and $3.5 million, respectively. These decreases were partially offset by increases in net sales of net/com products and servers/storage of $5.7 million and $2.1 million, respectively.

●	Net sales of $140.5 million for the Public Sector Solutions segment reflect an increase of $8.0 million, or 6.0%. Sales to state and local government and educational institutions decreased by $18.4 million, or 18.1%, compared to the prior year quarter, while sales to the federal government increased by $26.4 million, or 86.0%. The overall increase in net sales is primarily due to increases in net sales of other hardware/services, net/com products, and software of $6.0 million, $5.3 million, and $4.6 million, respectively, partially offset by decreases in notebooks/mobility and desktops of $5.1 million and $3.6 million, respectively.

Gross profit for the first quarter of 2023 decreased year-over-year, while gross margin for the first quarter of 2023 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment decreased primarily due to the decrease in net sales as referenced in the above table. Gross margin decreased by 120 basis points primarily due to a shift in product mix as shown in the table in Note 2 and the product mix table on page 14. The changes in the product mix show that the increase in software sales did not offset the sales declines in higher-margin net/com and servers/storage product categories. The decrease in gross margin is also attributable to the timing of a few low-margin customer projects during the first quarter of 2023.

●	Gross profit for the Business Solutions segment decreased primarily due to the decrease in net sales as referenced in the above table. Gross margin increased by 250 basis points primarily due to a shift in product mix to higher-margin sales of datacenter products including software, networking, and servers as shown in the table in Note 2 and the product mix table on page 14 during the first quarter of 2023.

●	Gross profit for the Public Sector Solutions segment increased primarily due to the increase in net sales as referenced in the above table. Gross margin increased by 140 basis points primarily due to an increase in sales of higher-margin software, security, services, and networking solutions as shown in the table in Note 2 and the product mix table on page 14.

Selling, general and administrative expenses in the first quarter of 2023 increased in dollars as well as a percentage of net sales compared to the first quarter of 2022. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended March 31,
	2023		2022
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$35.5	11.3%	$34.6	10.3%	$0.9	2.9%
Business Solutions	43.4	15.9	41.5	13.0	1.9	4.6
Public Sector Solutions	20.3	14.4	18.4	13.9	1.9	10.1
Headquarters/Other, unallocated	4.1		3.7		0.4	9.8
Total	$103.3	14.2%	$98.2	12.5%	$5.1	5.2%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars as well as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increased advertising costs. SG&A expenses as a percentage of net sales were 11.3% for the Enterprise Solutions segment in the first quarter of 2023, which reflects an increase of 100 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars as well as a percentage of net sales. The year-over-year change in SG&A dollars was driven primarily by a $1.4 million increase in personnel cost related to investments in resources to strengthen our sales organization. The year-over-year increase in SG&A expenses was also attributable to increased advertising costs of $0.5 million and increased use of shared Headquarter services of $0.6 million.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year in dollars as well as a percentage of net sales. The increase of $1.9 million in SG&A dollars was primarily driven by a $1.3 million increase in personnel cost related to investments in resources to strengthen our sales organization. The year-over-year increase in SG&A expenses was also attributable to increased advertising costs of $0.3 million and increased use of shared Headquarter services of $0.3 million.

●	SG&A expenses for the Headquarters/Other group increased year-over-year by $0.4 million primarily due to a $2.2 million increase in personnel cost related to investments in resources to strengthen our IT, technical sales, and product management organizations. This increase was partially offset by a decrease in unallocated Headquarter overhead costs year-over-year of $1.4 million. The Headquarters/Other group provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Restructuring and other charges incurred in the first quarter of 2023 were $0.9 million, which were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. There were no such charges incurred in the first quarter of 2022.

Income from operations for the first quarter of 2023 decreased to $18.1 million, compared to $30.1 million for the first quarter of 2022, primarily due to a decrease in gross profit combined with an increase in SG&A expenses. Income from operations as a percentage of net sales was 2.5% for the first quarter of 2023, compared to 3.8% for the prior year quarter, primarily due to a 4.7% decrease in gross profit combined with a 5.2% increase in SG&A expenses.

Income taxes. Our provision for income taxes in the first quarter of 2023 was $5.2 million, compared to $8.3 million for the first quarter of 2022, primarily due to the decrease in operating income. Our effective tax rate was 26.8% for the quarter ended March 31, 2023, compared to 27.7% for the quarter ended March 31, 2022. The decrease in our effective tax rate is primarily attributable to changes in state apportionment factors.

Net income for the first quarter of 2023 decreased to $14.2 million, compared to $21.8 million for the first quarter of 2022, primarily due to the $12.0 million, or 39.9%, decrease in operating income.

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

We believe that funds generated from operations, together with available credit under our bank line of credit, will be sufficient to finance our working capital, capital expenditures, and other requirements for the next twelve calendar months. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.

We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations, and borrowings under our bank line of credit, as follows:

●	Cash and Cash Equivalents. At March 31, 2023, we had $134.8 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

●	Bank Line of Credit. As of March 31, 2023, no borrowings were outstanding under our $50.0 million bank line of credit, which is available until March 31, 2025. Accordingly, our entire line of credit was available for borrowing as of March 31, 2023. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of March 31, 2023, we were in compliance with all of the covenants under our bank line of credit.

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

Dividends

A summary of 2023 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.08	February 9, 2023	February 21, 2023	March 10, 2023

On May 4, 2023, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.08 per share. The dividend will be paid on June 2, 2023 to all stockholders of record as of the close of business on May 16, 2023. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$19.5	$(38.3)
Net cash used in investing activities	(1.9)	(2.5)
Net cash used in financing activities	(5.7)	(0.2)
Increase (decrease) in cash and cash equivalents	$11.9	$(41.0)

Cash provided by operating activities was $19.5 million for the three months ended March 31, 2023. Cash provided by operating activities resulted primarily from $14.2 million of net income and $5.3 million of other non-cash items added back to net income, including $3.1 million of depreciation and amortization and $1.9 million of stock-based compensation expense. A decrease in inventory of $9.4 million and increases in accounts payable and accrued expenses and other liabilities of $5.9 million and $2.5 million, respectively, also contributed to the positive inflow of cash. These inflows were partially offset by increases in accounts receivable and prepaid expenses and other current assets of $11.5 million and $6.2 million, respectively. The decrease in inventory was primarily due to a decrease in the amount of inventory we purchased during the first quarter of 2023. The increases in accounts payable and accounts receivable were primarily driven by the timing of payments and receipts, respectively. For the three months ended March 31, 2022, cash used in operating activities resulted primarily from a $28.0 million increase in inventory, a $27.2 million increase in accounts receivable, and a $10.5 million decrease in accounts payable. These cash outflows were partially offset by net income of $21.8 million, non-cash items added back to net income of $5.0 million, and an increase in accrued expenses and other liabilities of $5.3 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2023	2022
Days of sales outstanding (DSO)(1)	71	69
Days of supply in inventory (DIO)(2)	30	32
Days of purchases outstanding (DPO)(3)	(36)	(37)
Cash conversion cycle	65	64

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle increased slightly to 65 days at March 31, 2023, compared to 64 days at March 31, 2022. The increase in DSO is primarily a function of netted products recorded in accounts receivable on a gross basis, while the revenue is recorded on a net basis. The decrease in DIO is consistent with the decrease in inventory for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022. The decrease in DPO is consistent with the decrease in accounts payable for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022.

Cash used in investing activities for the three months ended March 31, 2023 represents $1.9 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, we made similar investments of $2.5 million in purchases of property and equipment.

Cash used in financing activities for the three months ended March 31, 2023 consisted of $59.3 million of borrowings and repayments, $3.4 million of treasury purchases, a $2.1 million payment of a special $0.08 per share dividend, and $0.2 million payment of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily consisted of $0.2 million payment of payroll taxes on stock-based compensation through shares withheld.

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

Bank Line of Credit. Our bank line of credit extends until March 2025 and is collateralized by our accounts receivable. As of March 31, 2023, our borrowing capacity under the bank line of credit was up to $50.0 million. Amounts outstanding under this facility bear interest at the greatest of (i) the prime rate (8.00% at March 31, 2023), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the one-month London Interbank Offered Rate, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. In addition, we have the ability to increase our borrowing capacity under the bank line of credit by an additional $30.0 million provided that we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity”. We did not have any borrowings outstanding under the credit facility as of March 31, 2023.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current. As of March 31, 2023, the entire $50.0 million facility was available for borrowing.

Operating Leases. We lease facilities from a related party, which is a company affiliated with us through common ownership, and facilities from third parties under non-cancelable operating leases. Certain leases require us to pay real estate taxes, insurance, and common area maintenance charges.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to manage costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Bank line of Credit. Our bank line of credit extends until March 2025 and is collateralized by our accounts receivable. As of March 31, 2023, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply.

Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This line of credit contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA, for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under our line of credit as of March 31, 2023, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2023. Future decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowings under the line of credit.

●	Minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $568.5 million at March 31, 2023, whereas our actual consolidated stockholders’ equity at that date was $776.5 million.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently issued financial accounting standards are detailed in Note 1, “Basis of Presentation,” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. No material changes related to our market risks have occurred since December 31, 2022.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II ―OTHER INFORMATION

Item 1. Legal Proceedings

For information related to legal proceedings, see the discussion in Note 6 - “Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our other public filings with the SEC, and those contained in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended March 31, 2023 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in thousands) (1)(2)
01/01/23-01/31/23	—	$—	—	$37,692
02/01/23-02/28/23	52,902	43.02	52,902	$35,416
03/01/23-03/31/23	26,295	43.63	26,295	$34,269
	79,197	$43.22	79,197

(1)	We have repurchased in aggregate approximately 2.7 million shares of our common stock for approximately $45.7 million pursuant to the repurchase program approved by the Board of Directors.

(2)	On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, and November 22, 2022, our Board of Directors approved increases of $15.0 million, $25.0 million, and $25.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $80.0 million. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

Item 6 - Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-4 (333-63272) filed on June 19, 2001).

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 9, 2008).
10.1	*	Director Compensation and Executive Bonus Plan, as amended.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*      Filed herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	May 4, 2023	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	May 4, 2023	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)