Form 10-Q
period 2023-06-30
PC CONNECTION INC
filed 2023-08-02
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2023

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of July 26, 2023 was 26,256,784.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$243,983	$122,930
Accounts receivable, net	592,663	610,280
Inventories, net	159,734	208,682
Income taxes receivable	9,016	—
Prepaid expenses and other current assets	16,537	11,900
Total current assets	1,021,933	953,792
Property and equipment, net	58,012	59,171
Right-of-use assets	5,775	7,558
Goodwill	73,602	73,602
Intangibles, net	4,038	4,648
Other assets	915	1,055
Total Assets	$1,164,275	$1,099,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$277,235	$232,638
Accrued payroll	20,257	24,071
Accrued expenses and other liabilities	49,813	53,808
Total current liabilities	347,305	310,517
Deferred income taxes	17,970	17,970
Noncurrent operating lease liabilities	4,196	4,994
Other liabilities	684	170
Total Liabilities	370,155	333,651
Stockholders’ Equity:
Common Stock	291	291
Additional paid-in capital	129,486	125,784
Retained earnings	715,726	686,037
Treasury stock, at cost	(51,383)	(45,937)
Total Stockholders’ Equity	794,120	766,175
Total Liabilities and Stockholders’ Equity	$1,164,275	$1,099,826

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$733,547	$828,509	$1,461,092	$1,616,853
Cost of sales	605,770	691,608	1,211,019	1,351,646
Gross profit	127,777	136,901	250,073	265,207
Selling, general and administrative expenses	100,960	102,131	204,242	200,302
Restructuring and other charges	1,746	—	2,643	—
Income from operations	25,071	34,770	43,188	64,905
Other income, net	1,874	15	3,160	11
Income before taxes	26,945	34,785	46,348	64,916
Income tax provision	(7,248)	(9,387)	(12,453)	(17,726)
Net income	$19,697	$25,398	$33,895	$47,190

Earnings per common share:
Basic	$0.75	$0.97	$1.29	$1.80
Diluted	$0.75	$0.96	$1.28	$1.79

Shares used in computation of earnings per common share:
Basic	26,256	26,268	26,291	26,262
Diluted	26,365	26,429	26,400	26,417

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - March 31, 2023	29,133	$291	$127,424	$698,128	(2,852)	$(49,360)	$776,483
Stock-based compensation expense	—	—	1,783	—	—	—	1,783
Restricted stock units vested	12	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(258)	—	—	—	(258)
Repurchase of common stock for treasury	—	—	—	—	(50)	(1,969)	(1,969)
Excise tax on stock repurchases	—	—	—	—	—	(54)	(54)
Issuance of common stock under Employee Stock Purchase Plan	13	—	537	—	—	—	537
Dividend declaration ($0.08 per share)	—	—	—	(2,099)	—	—	(2,099)
Net income	—	—	—	19,697	—	—	19,697
Balance - June 30, 2023	29,158	$291	$129,486	$715,726	(2,902)	$(51,383)	$794,120

	Six Months Ended June 30, 2023
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	(2,773)	$(45,937)	$766,175
Stock-based compensation expense	—	—	3,636	—	—	—	3,636
Restricted stock units vested	22	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(471)	—	—	—	(471)
Repurchase of common stock for treasury	—	—	—	—	(129)	(5,392)	(5,392)
Excise tax on stock repurchases	—	—	—	—	—	(54)	(54)
Issuance of common stock under Employee Stock Purchase Plan	13	—	537	—	—	—	537
Dividend declaration ($0.08 per share)	—	—	—	(4,206)	—	—	(4,206)
Net income	—	—	—	33,895	—	—	33,895
Balance - June 30, 2023	29,158	$291	$129,486	$715,726	(2,902)	$(51,383)	$794,120

	Three Months Ended June 30, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - March 31, 2022	29,034	$290	$123,571	$627,558	(2,773)	$(45,937)	$705,482
Stock-based compensation expense	—	—	1,408	—	—	—	1,408
Restricted stock units vested	11	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(289)	—	—	—	(289)
Net income	—	—	—	25,398	—	—	25,398
Balance - June 30, 2022	29,045	$290	$124,690	$652,956	(2,773)	$(45,937)	$731,999

	Six Months Ended June 30, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	(2,773)	$(45,937)	$682,473
Stock-based compensation expense	—	—	2,790	—	—	—	2,790
Restricted stock units vested	20	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(454)	—	—	—	(454)
Net income	—	—	—	47,190	—	—	47,190
Balance - June 30, 2022	29,045	$290	$124,690	$652,956	(2,773)	$(45,937)	$731,999

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows provided by (used in) Operating Activities:
Net income	$33,895	$47,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,167	5,980
Adjustments to credit losses reserve	1,247	1,642
Stock-based compensation expense	3,636	2,790
Loss on disposal of fixed assets	475	13
Changes in assets and liabilities:
Accounts receivable	16,370	(38,063)
Inventories	48,948	(16,603)
Prepaid expenses, income tax receivable, and other current assets	(13,653)	(3,352)
Other non-current assets	140	27
Accounts payable	44,584	(3,445)
Accrued expenses and other liabilities	(6,364)	(4,574)
Net cash provided by (used in) operating activities	135,445	(8,395)
Cash Flows used in Investing Activities:
Purchases of property and equipment	(4,860)	(4,565)
Net cash used in investing activities	(4,860)	(4,565)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	67,895	26,054
Repayment of short-term borrowings	(67,895)	(26,054)
Purchase of common stock for treasury shares	(5,392)	—
Dividend payments	(4,206)	—
Issuance of stock under Employee Stock Purchase Plan	537	—
Payment of payroll taxes on stock-based compensation through shares withheld	(471)	(454)
Net cash used in financing activities	(9,532)	(454)
Increase (decrease) in cash and cash equivalents	121,053	(13,414)
Cash and cash equivalents, beginning of year	122,930	108,310
Cash and cash equivalents, end of period	$243,983	$94,896

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$205	$390
Accrued excise tax on treasury purchases	$54	$—
Supplemental Cash Flow Information:
Income taxes paid	$27,410	$21,509
Interest paid	$18	$3

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2023 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2023.

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

Treasury Stock, at Cost

The total repurchases for the six months ended June 30, 2023 were recorded as treasury stock of $5,446. Such cost reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

Restructuring and Other Charges

The restructuring and other charges recorded for the three and six months ended June 30, 2023 were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses as of June 30, 2023. The Company is currently evaluating additional restructuring activities for the third quarter of 2023 and beyond.

Restructuring and other charges are presented separately from selling, general and administrative expenses. Costs incurred were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee separations	$1,701	$—	$2,399	$—
Other charges	45	—	244	—
Total restructuring and other charges	$1,746	$—	$2,643	$—

Included in accrued expenses and other liabilities as of June 30, 2023 was $1,381 related to unpaid termination benefits.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022; however, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 has extended the effective date through December 31, 2024. The Company adopted this standard in the current quarter. The adoption of this ASU along with the related expedients did not have an impact to the Company’s condensed consolidated financial statements.

Note 2–Revenue

The Company disaggregates revenue from its arrangements with customers by type of products and services, as it believes this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended June 30, 2023 and 2022, along with the segment for each category (in thousands).

	Three Months Ended June 30, 2023
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$88,081	$87,590	$74,231	$249,902
Desktops	19,011	33,572	17,971	70,554
Software	33,828	17,561	13,059	64,448
Servers/Storage	22,605	18,705	11,959	53,269
Net/Com Products	28,584	28,727	22,233	79,544
Displays and Sound	23,654	27,322	16,785	67,761
Accessories	26,506	41,095	16,488	84,089
Other Hardware/Services	18,758	32,581	12,641	63,980
Total net sales	$261,027	$287,153	$185,367	$733,547

	Three Months Ended June 30, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$123,176	$117,407	$67,211	$307,794
Desktops	23,749	52,632	13,267	89,648
Software	39,567	21,572	10,508	71,647
Servers/Storage	29,698	11,857	9,598	51,153
Net/Com Products	24,430	24,244	6,640	55,314
Displays and Sound	30,969	37,732	19,207	87,908
Accessories	35,656	57,728	15,683	109,067
Other Hardware/Services	21,106	25,782	9,090	55,978
Total net sales	$328,351	$348,954	$151,204	$828,509

The following tables represent a disaggregation of revenue from arrangements with customers for the six months ended June 30, 2023 and 2022, along with the segment for each category (in thousands).

	Six Months Ended June 30, 2023
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$183,000	$201,908	$126,005	$510,913
Desktops	37,773	63,714	32,388	133,875
Software	68,404	56,795	22,976	148,175
Servers/Storage	46,896	31,212	21,946	100,054
Net/Com Products	56,888	49,259	35,553	141,700
Displays and Sound	46,467	54,042	29,987	130,496
Accessories	55,241	88,689	29,961	173,891
Other Hardware/Services	39,472	55,477	27,039	121,988
Total net sales	$534,141	$601,096	$325,855	$1,461,092

	Six Months Ended June 30, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$253,609	$238,747	$124,061	$616,417
Desktops	47,308	97,496	31,255	176,059
Software	74,475	42,582	15,777	132,834
Servers/Storage	51,862	27,228	19,228	98,318
Net/Com Products	47,057	46,435	14,667	108,159
Displays and Sound	63,793	74,811	32,630	171,234
Accessories	67,897	105,735	28,615	202,247
Other Hardware/Services	42,793	51,317	17,475	111,585
Total net sales	$648,794	$684,351	$283,708	$1,616,853

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of June 30, 2023 and December 31, 2022 (in thousands).

	June 30, 2023	December 31, 2022
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$6,563	$4,266

Changes in the contract liability balances during the six months ended June 30, 2023 and 2022 are as follows (in thousands):

2023
Balance at December 31, 2022	$4,266
Cash received in advance and not recognized as revenue	11,980
Amounts recognized as revenue as performance obligations satisfied	(9,683)
Balance at June 30, 2023	$6,563

2022
Balance at December 31, 2021	$8,628
Cash received in advance and not recognized as revenue	16,316
Amounts recognized as revenue as performance obligations satisfied	(18,907)
Balance at June 30, 2022	$6,037

Note 3–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$19,697	$25,398	$33,895	$47,190
Denominator:
Denominator for basic earnings per share	26,256	26,268	26,291	26,262
Dilutive effect of employee stock awards	109	161	109	155
Denominator for diluted earnings per share	26,365	26,429	26,400	26,417
Earnings per share:
Basic	$0.75	$0.97	$1.29	$1.80
Diluted	$0.75	$0.96	$1.28	$1.79

For the three and six months ended June 30, 2023 and 2022, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

k

Note 4–Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use, or ROU, asset as of June 30, 2023 was $519 and a corresponding lease liability of $519 associated with related party leases.

As of June 30, 2023, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$314	$590	$904	$627	$1,299	$1,926
Short-term lease cost	107	115	222	214	136	350
Total lease cost	$421	$705	$1,126	$841	$1,435	$2,276

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$314	$602	$916	$627	$1,245	$1,872

Weighted-average remaining lease term (in years):
Capitalized operating leases				0.42	3.59	3.33

Weighted-average discount rate:
Capitalized operating leases				3.92%	4.06%	4.04%

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$711	$1,024	$627	$1,419	$2,046
Short-term lease cost	107	21	128	214	42	256
Total lease cost	$420	$732	$1,152	$841	$1,461	$2,302

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$747	$1,060	$627	$1,434	$2,061

Weighted-average remaining lease term (in years):
Capitalized operating leases				1.42	4.10	3.58

Weighted-average discount rate:
Capitalized operating leases				3.92%	3.91%	3.92%

As of June 30, 2023, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,	Related Parties	Others	Total
2023, excluding the six months ended June 30, 2023	$735	$802	$1,537
2024	163	1,697	1,860
2025	163	1,635	1,798
2026	163	952	1,115
2027	1	232	233
Thereafter	—	340	340
	$1,225	$5,658	$6,883

Imputed interest			(448)
Lease liability balance at June 30, 2023			$6,435

As of June 30, 2023, the ROU asset had a balance of $5,775. The long-term lease liability was $4,196 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $2,239. As of June 30, 2022, the ROU asset had a balance of $8,267. The long-term lease liability was $5,242 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,641.

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s operating segments for the three and six months ended June 30, 2023 and 2022 is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net sales:
Business Solutions	$261,027	$328,351	$534,141	$648,794
Enterprise Solutions	287,153	348,954	601,096	684,351
Public Sector Solutions	185,367	151,204	325,855	283,708
Total net sales	$733,547	$828,509	$1,461,092	$1,616,853
Operating income (loss):
Business Solutions	$18,831	$22,279	$35,384	$42,952
Enterprise Solutions	7,511	15,389	14,033	29,703
Public Sector Solutions	1,650	1,071	1,679	(55)
Headquarters/Other	(2,921)	(3,969)	(7,908)	(7,695)
Total operating income	25,071	34,770	43,188	64,905
Other income, net	1,874	15	3,160	11
Income before taxes	$26,945	$34,785	$46,348	$64,916
Selected operating expense:
Depreciation and amortization:
Business Solutions	$158	$168	$317	$335
Enterprise Solutions	423	501	847	1,035
Public Sector Solutions	20	20	39	39
Headquarters/Other	2,493	2,300	4,964	4,571
Total depreciation and amortization	$3,094	$2,989	$6,167	$5,980
Total assets:
Business Solutions			$472,566	$430,763
Enterprise Solutions			678,104	663,837
Public Sector Solutions			102,652	86,743
Headquarters/Other			(89,047)	(57,710)
Total assets			$1,164,275	$1,123,633

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, inventories, property and equipment, ROU assets, and intercompany balance, net. As of June 30, 2023 and 2022, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $55,432 and $41,439, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

Note 6–Commitments and Contingencies

The Company is subject to various legal proceedings and claims, which have arisen during the ordinary course of business. The outcomes of such matters are not expected to have a material, adverse effect on the Company’s financial position, results of operations, and/or cash flows.

The Company is subject to audits by states on sales and income taxes, employment matters, and other assessments. Additional liabilities for these and other audits could be assessed, but such outcomes are not expected to have a material, adverse impact on the Company’s financial position, results of operations, and/or cash flows.

Note 7–Bank Borrowings

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the daily Bloomberg Short-Term Bank Yield Index, or BSBY Rate, plus a spread based on the Company’s funded debt ratio, or in the absence of BSBY Rate, the prime rate (8.25% at June 30, 2023). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated trailing twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of June 30, 2023, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

Cash receipts are automatically applied against any outstanding borrowings. During the six months ended June 30, 2023, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the six months ended June 30, 2023 totaled $67,895; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility as of June 30, 2023 or 2022, and accordingly, the entire $50,000 credit facility was available for borrowings on such date.

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

●	substantial competition reducing our market share;
●	significant price competition reducing our profit margins;
●	the loss of any of our major vendors adversely affecting the number of type of products we may offer;
●	virtualization of information technology, or IT, resources and applications, including networks, servers, applications, and data storage disrupting or altering our traditional distribution models;
●	service interruptions at third-party shippers negatively impacting our ability to deliver the products we offer to our customers;
●	increases in shipping and postage costs reducing our margins and adversely affecting our results of operations;
●	loss of key persons or the inability to attract, train and retain qualified personnel adversely affecting our ability to operate our business;
●	cyberattacks or the failure to safeguard personal information and our IT systems resulting in liability and harm to our reputation; and
●	the rate of innovations in the hardware, software and services we offer as well as macroeconomic factors facing the global economy, including disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation and changing interest rates have impacted and are expected to continue to impact the level of investment our customers are willing to make in IT products.

Additional factors include those described in our Annual Report on Form 10-K for the year ended December 31, 2022, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$733.5	$828.5	$1,461.1	$1,616.9
Gross margin	17.4%	16.5%	17.1%	16.4%
Selling, general and administrative expenses	13.8%	12.3%	14.0%	12.4%
Income from operations	3.4%	4.2%	3.0%	4.0%

Net sales of $733.5 million for the second quarter of 2023 reflected a decrease of $95.0 million, or 11.5% compared to the second quarter of 2022. The decrease was primarily driven by decreases in sales of notebooks/mobility, accessories, displays and sound, desktops, and software of $57.9 million, $25.0 million, $20.1 million, $19.1 million, and $7.2 million, respectively, as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements. These decreases were partially offset by increases in sales of net/com products and other hardware/services of $24.2 million and $8.0 million, respectively. Gross profit for the second quarter of 2023 decreased year-over-year by $9.1 million, or 6.7%, to $127.8 million as illustrated in the table and discussion beginning on page 17 of this Quarterly Report on Form 10-Q. Gross margin increased to 17.4% from 16.5% a year ago. The increase in gross margin was primarily driven by increased net sales of higher margin products, such as software and networking solutions, relative to lower margin products, such as notebooks/mobility and desktops. SG&A expenses decreased year-over-year by $1.1 million, or 1.1%, to $101.0 million. The decrease in SG&A expenses was primarily driven by a $0.9 million decrease in professional fees. SG&A expenses as a percentage of net sales increased to 13.8% compared to 12.3% a year ago. The increase in SG&A expenses as a percentage of net sales is primarily due to the decrease in net sales, as discussed above. Operating income in the second quarter of 2023 decreased year-over-year both in dollars and as a percentage of net sales by $9.7 million and 80 basis points, respectively, primarily as a result of the decrease in gross profit.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Segment
Enterprise Solutions	39%	42%	41%	42%
Business Solutions	36	40	37	40
Public Sector Solutions	25	18	22	18
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	34%	37%	35%	38%
Desktops	10	11	9	11
Software	9	9	10	8
Servers/Storage	7	6	7	6
Net/Com Products	11	7	10	7
Displays and Sound	9	11	9	11
Accessories	11	13	12	12
Other Hardware/Services	9	6	8	7
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Segment
Enterprise Solutions	15.0%	14.5%	14.1%	14.5%
Business Solutions	23.5	19.9	22.7	19.7
Public Sector Solutions	12.7	13.8	13.4	13.4
Total Company	17.4%	16.5%	17.1%	16.4%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personnel costs	$76.8	$76.8	$156.0	$150.9
Advertising	5.2	5.6	11.8	10.2
Service contracts/subscriptions	5.3	4.9	10.4	9.8
Professional fees	2.9	3.8	6.7	7.8
Depreciation and amortization	3.1	3.0	6.2	6.0
Facilities operations	2.0	2.2	4.2	4.3
Credit card fees	1.7	1.8	3.2	3.5
Other	4.0	4.0	5.7	7.8
Total SG&A expense	$101.0	$102.1	$204.2	$200.3
As a percentage of net sales	13.8%	12.3%	14.0%	12.4%

Restructuring and Other Charges

In the first and second quarters of 2023, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred restructuring and other charges for the three and six months ended June 30, 2023 of $1.7 million and $2.6 million, respectively. These restructuring charges were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses and other liabilities as of June 30, 2023. There were no restructuring and other charges recorded in the first or second quarter of 2022. The Company is currently evaluating additional restructuring activities for the third quarter of 2023 and beyond.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended June 30, 2023 and the three months ended June 30, 2022; and changes between the six months ended June 30, 2023 and the six months ended June 30, 2022.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2023		2022
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$287.1	39.1%	$348.9	42.1%	$(61.8)	(17.7)%
Business Solutions	261.0	35.6	328.4	39.6	(67.4)	(20.5)
Public Sector Solutions	185.4	25.3	151.2	18.3	34.2	22.6
Total	$733.5	100.0%	$828.5	100.0%	$(95.0)	(11.5)%
Gross Profit:
Enterprise Solutions	$42.9	15.0%	$50.6	14.5%	$(7.7)	(15.1)%
Business Solutions	61.4	23.5	65.5	19.9	(4.1)	(6.3)
Public Sector Solutions	23.5	12.7	20.8	13.8	2.7	12.8
Total	$127.8	17.4%	$136.9	16.5%	$(9.1)	(6.7)%

Net sales decreased in the second quarter of 2023 compared to the second quarter of 2022, as explained by the year-over-year changes discussed below:

●	Net sales of $287.1 million for the Enterprise Solutions segment reflect a decrease of $61.8 million, or 17.7%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, desktops, accessories, and displays and sound of $29.8 million, $19.1 million, $16.6 million, and $10.4 million, respectively. These decreases were partially offset by increases in net sales of servers/storage and other hardware/services of $6.8 million and $6.8 million, respectively.

●	Net sales of $261.0 million for the Business Solutions segment reflect a decrease of $67.4 million, or 20.5%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, accessories, displays and sound, servers/storage, software, and desktops of $35.1 million, $9.2 million, $7.3 million, $7.1 million, $5.7 million, and $4.7 million, respectively. These decreases were partially offset by an increase in net sales of net/com products of $4.2 million.

●	Net sales of $185.4 million for the Public Sector Solutions segment reflect an increase of $34.2 million, or 22.6%. Sales to state and local government and educational institutions increased by $20.6 million, or 15.7%, compared to the prior year quarter, while sales to the federal government increased by $13.6 million, or 67.8%. The increase in net sales is primarily due to increases in net sales of net/com products, notebooks/mobility, desktops, other hardware/services, software, and servers/storage of $15.6 million, $7.0 million, $4.7 million, $3.6 million, $2.6 million, and $2.4 million, respectively, partially offset by a decrease in net sales of displays and sound of $2.4 million.

Gross profit for the second quarter of 2023 decreased year-over-year, while gross margin for the second quarter of 2023 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment decreased primarily due to the decrease in net sales as discussed in the preceding paragraph. Gross margin increased by 50 basis points primarily due to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Business Solutions segment decreased primarily due to the decrease in net sales as discussed in the preceding paragraph. Gross margin increased by 360 basis points primarily due to a shift in product mix to higher-margin sales of datacenter products including software, networking, and servers as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements and the product mix table on page 16 during the second quarter of 2023. The increase is also attributable to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Public Sector Solutions segment increased primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin decreased by 110 basis points primarily due to an increase in sales of lower-margin notebooks/mobility and desktops as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements and the product mix table on page 16.

Selling, general and administrative expenses in the second quarter of 2023 decreased in dollars but increased as a percentage of net sales compared to the second quarter of 2022. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended June 30,
	2023		2022
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$34.4	12.0%	$35.2	10.1%	$(0.8)	(2.5)%
Business Solutions	42.5	16.3	43.2	13.2	(0.7)	(1.7)
Public Sector Solutions	21.8	11.7	19.7	13.0	2.1	10.3
Headquarters/Other, unallocated	2.3		4.0		(1.7)	(40.3)
Total	$101.0	13.8%	$102.1	12.3%	$(1.1)	(1.1)%

●	SG&A expenses for the Enterprise Solutions segment decreased year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to decreased personnel costs. SG&A expenses as a percentage of net sales were 12.0% for the Enterprise Solutions segment in the second quarter of 2023, which reflects an increase of 190 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Business Solutions segment decreased year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily driven by a $1.2 million decrease in advertising costs. SG&A expenses as a percentage of net sales were 16.3% for the Business Solutions segment in the second quarter of 2023, which reflects an increase of 310 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The increase in SG&A dollars was primarily driven by a $1.8 million increase in personnel costs related to investments in resources to strengthen our sales organization. SG&A expenses as a percentage of net sales were 11.7% for the Public Sector Solutions segment in the second quarter of 2023, which reflects a decrease of 130 basis points and is primarily due to the increase in net sales, as discussed above.

●	SG&A expenses for the Headquarters/Other group decreased year-over-year by $1.7 million primarily due to decreases in personnel costs, professional fees, and other expenses of $1.5 million, $1.0 million, and $0.8 million, respectively. These decreases were partially offset by an increase in unallocated Headquarter overhead costs year-over-year of $1.1 million. The Headquarters/Other group provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Restructuring and other charges for the second quarter of 2023 were $1.7 million, which were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. There were no such charges incurred in the second quarter of 2022.

Income from operations for the second quarter of 2023 decreased to $25.1 million, compared to $34.8 million for the second quarter of 2022, primarily due to a decrease in gross profit. Income from operations as a percentage of net sales was 3.4% for the second quarter of 2023, compared to 4.2% for the prior year quarter, primarily due to a 6.7% decrease in gross profit.

Income taxes. Our provision for income taxes in the second quarter of 2023 was $7.2 million, compared to $9.4 million for the second quarter of 2022, primarily due to the decrease in operating income. Our effective tax rate was 26.9% for the quarter ended June 30, 2023, compared to 27.0% for the quarter ended June 30, 2022.

Net income for the second quarter of 2023 decreased to $19.7 million, compared to $25.4 million for the second quarter of 2022, primarily due to the $9.7 million, or 27.9%, decrease in operating income.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2023		2022
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$601.1	41.1%	$684.4	42.3%	$(83.3)	(12.2)%
Business Solutions	534.1	36.6	648.8	40.1	(114.7)	(17.7)
Public Sector Solutions	325.9	22.3	283.7	17.6	42.2	14.9
Total	$1,461.1	100.0%	$1,616.9	100.0%	$(155.8)	(9.6)%
Gross Profit:
Enterprise Solutions	$85.0	14.1%	$99.5	14.5%	$(14.5)	(14.5)%
Business Solutions	121.3	22.7	127.6	19.7	(6.3)	(5.0)
Public Sector Solutions	43.8	13.4	38.1	13.4	5.7	14.9
Total	$250.1	17.1%	$265.2	16.4%	$(15.1)	(5.7)%

Net sales decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, as explained by the year-over-year changes discussed below:

●	Net sales of $601.1 million for the Enterprise Solutions segment reflect a decrease of $83.3 million, or 12.2%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, desktops, displays and sound, and accessories of $36.8 million, $33.8 million, $20.8 million, and $17.0 million, respectively. These decreases were partially offset by increases in net sales of software, other hardware/services, and servers/storage of $14.2 million, $4.2 million, and $4.0 million, respectively.

●	Net sales of $534.1 million for the Business Solutions segment reflect a decrease of $114.7 million, or 17.7%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, displays and sound, accessories, desktops, software, and servers/storage of $70.1 million, $17.3 million, $12.7 million, $9.5 million, $6.1 million, and $5.0 million, respectively. These decreases were partially offset by an increase in net sales of net/com products of $9.8 million.

●	Net sales of $325.9 million for the Public Sector Solutions segment reflect an increase of $42.2 million, or 14.9%. Sales to state and local government and educational institutions increased by $2.1 million, or 0.9%, while sales to the federal government increased by $40.0 million, or 78.8%. The increase in net sales is primarily due to increases in net sales of net/com products, other hardware/services, software, servers/storage, and notebooks/mobility of $20.9 million, $9.6 million, $7.2 million, $2.7 million, and $1.9 million, respectively, partially offset by a decrease in displays and sound of $2.6 million.

Gross profit for the six months ended June 30, 2023 decreased year-over-year, while gross margin for the six months ended June 30, 2023 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment decreased primarily due to the decrease in net sales as discussed in the preceding paragraph. Gross margin decreased by 40 basis points primarily due to a few low-margin customer contracts, which was partially offset by an increase in the amount of software sales recognized on a net basis, as well as increases in sales of higher-margin net/com products and servers/storage during the six months ended June 30, 2023 as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements and the product mix table on page 16.

●	Gross profit for the Business Solutions segment decreased primarily due to the decrease in net sales as discussed in the preceding paragraph. Gross margin increased by 300 basis points primarily due to a shift in product mix to higher-margin sales of datacenter products including software, networking, and services as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements and the product mix table on page 16 for the six months ended June 30, 2023. The increase is also attributable to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Public Sector Solutions segment increased primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin remained consistent year-over-year.

Selling, general and administrative expenses for the six months ended June 30, 2023 increased in dollars as well as a percentage of net sales compared to the six months ended June 30, 2022. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2023		2022
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$69.9	11.6%	$69.8	10.2%	$0.1	0.2%
Business Solutions	85.8	16.1	84.7	13.1	1.1	1.4
Public Sector Solutions	42.0	12.9	38.1	13.4	3.9	10.2
Headquarters/Other, unallocated	6.5		7.7		(1.2)	(16.0)
Total	$204.2	14.0%	$200.3	12.4%	$3.9	2.0%

●	SG&A expenses for the Enterprise Solutions segment remained consistent year-over-year in dollars and increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in advertising costs of $1.8 million, partially offset by decreases in bad debt expense, personnel costs, and depreciation and amortization, and other expenses of $0.8 million, $0.7 million, and $0.2 million, respectively. SG&A expenses as a percentage of net sales were 11.6% for the Enterprise Solutions segment for the six months ended June 30, 2023, which reflects an increase of 140 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars as well as a percentage of net sales. The year-over-year change in SG&A dollars was primarily driven by a $1.9 million increase in personnel costs related to investments in resources to strengthen our sales organization. This increase was partially offset by a $0.8 million decrease in advertising costs. SG&A expenses as a percentage of net sales were 16.1% for the Business Solutions segment for the six months ended June 30, 2023, which reflects an increase of 300 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The increase in SG&A dollars was primarily driven by a $3.1 million increase in personnel costs related to investments in resources to strengthen our sales organization. The increase in SG&A dollars is also attributable to an increase in bad debt expense of $0.4 million. SG&A expenses as a percentage of net sales were 12.9% for the Public Sector Solutions segment for the six months ended June 30, 2023, which reflects a decrease of 50 basis points and is primarily due to the increase in net sales, as discussed above.

●	SG&A expenses for the Headquarters/Other group decreased year-over-year by $1.2 million primarily due to decreases in other expenses and professional fees of $1.7 million and $1.1 million, respectively. These decreases were partially offset by increases in service contracts/subscriptions, personnel costs, and depreciation and amortization of $0.7 million, $0.7 million, and $0.4 million, respectively.

Restructuring and other charges for the six months ended June 30, 2023 were $2.6 million, which were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. There were no such charges incurred for the six months ended June 30, 2022.

Income from operations for the six months ended June 30, 2023 decreased to $43.2 million, compared to $64.9 million for the six months ended June 30, 2022, primarily due to a decrease in gross profit combined with an increase in SG&A expenses. Income from operations as a percentage of net sales was 3.0% for the six months ended June 30, 2023, compared to 4.0% for the six months ended June 30, 2022, primarily due to a 5.7% decrease in gross profit combined with a 2.0% increase in SG&A expenses.

Income taxes. Our provision for income taxes six months ended June 30, 2023 was $12.5 million, compared to $17.7 million for the six months ended June 30, 2022, primarily due to the decrease in operating income. Our effective tax rate was 26.9% for the six months ended June 30, 2023, compared to 27.3% for the six months ended June 30, 2022.

Net income for the six months ended June 30, 2023 decreased to $33.9 million, compared to $47.2 million for the six months ended June 30, 2022, primarily due to the $21.7 million, or 33.5%, decrease in operating income.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been internally generated funds from operations and borrowings under our credit facility. We have historically used and expect to use in the future those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, repurchases of our common stock for treasury, dividend payments, and as opportunities arise, possible acquisitions of new businesses.

We believe that funds generated from operations, together with the available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash and Cash Equivalents. At June 30, 2023, we had $244.0 million in cash and cash equivalents.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

●	Credit Facility. As of June 30, 2023, no borrowings were outstanding under our $50.0 million credit facility, which is available until March 31, 2025. Accordingly, our entire line of credit was available for borrowing as of June 30, 2023. This maximum borrowing capacity under our credit facility can be increased, at our option, to up to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of June 30, 2023, we were in compliance with all of the covenants under our credit facility.

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

Dividends

A summary of 2023 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.08	February 9, 2023	February 21, 2023	March 10, 2023
$0.08	May 4, 2023	May 16, 2023	June 2, 2023

On August 2, 2023, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.08 per share. The dividend will be paid on September 1, 2023 to all stockholders of record as of the close of business on August 15, 2023. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (dollars in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$135.4	$(8.4)
Net cash used in investing activities	(4.8)	(4.6)
Net cash used in financing activities	(9.5)	(0.4)
Increase (decrease) in cash and cash equivalents	$121.1	$(13.4)

Cash provided by operating activities was $135.4 million for the six months ended June 30, 2023. Cash provided by operating activities resulted primarily from $33.9 million of net income, as well as a decrease in inventory and an increase in accounts payable of $48.9 million and $44.6 million, respectively. A decrease in accounts receivable of $16.4 million and other non-cash activities added back to income of $11.5 million, including $6.2 million of depreciation and amortization and $3.6 million of stock-based compensation expense, also contributed to the positive inflow of cash for the six months ended June 30, 2023. These inflows were partially offset by an increase in prepaid expenses, income tax receivable, and other current assets of $13.7 million, as well as a decrease in accrued expenses and other liabilities of $6.4 million. The decrease in inventory was primarily due to a decrease in the amount of inventory we purchased, combined with the delivery of inventory held associated with the continued fulfillment of orders in backlog during the first six months of 2023. The increase in accounts payable was primarily driven by the timing of payments and is consistent with the increase in days of purchases outstanding shown below. For the six months ended June 30, 2022, cash used in operating activities resulted primarily from a $16.6 million increase in inventory, a $38.1 million increase in accounts receivable, and a $8.0 million decrease in accounts payable and accrued expenses and other liabilities. These cash outflows were partially offset by net income of $47.2 million and non-cash items added back to net income of $10.4 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2023	2022
Days of sales outstanding (DSO)(1)	68	66
Days of supply in inventory (DIO)(2)	24	29
Days of purchases outstanding (DPO)(3)	(42)	(37)
Cash conversion cycle	50	58

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle decreased to 50 days at June 30, 2023, compared to 58 days at June 30, 2022. The increase in DSO is primarily a function of netted products recorded in accounts receivable on a gross basis, while the revenue is recorded on a net basis. The decrease in DIO is consistent with the decrease in inventory for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in DPO is consistent with the decrease in cost of sales for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022.

Cash used in investing activities for the six months ended June 30, 2023 represents $4.8 million of purchases of property and equipment. These expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, we made similar investments of $4.6 million in purchases of property and equipment.

Cash used in financing activities for the six months ended June 30, 2023 consisted of $67.9 million of aggregate borrowings and repayments, $5.4 million of treasury purchases, $4.2 million of $0.08 per share dividend payments, $0.5 million of issuances of stock under the Employee Stock Purchase Plan, and $0.5 million payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily consisted of $0.4 million payments of payroll taxes on stock-based compensation through shares withheld.

Debt Instruments, Contractual Agreements, and Related Covenants

Below is a summary of certain provisions of our credit facility and other contractual obligations. For more information about the restrictive covenants in our credit facility, see “Factors Affecting Sources of Liquidity” below. For more information about our obligations, commitments, and contingencies, see our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of June 30, 2023, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under this facility bear interest at the greatest of (i) the prime rate (8.25% at June 30, 2023), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily BSBY Rate, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. In addition, we have the ability to increase our borrowing capacity under the credit facility by up to an additional $30.0 million provided that we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity”. We did not have any borrowings outstanding under the credit facility as of June 30, 2023.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-

term qualified investments. Borrowings under the credit facility are classified as current in our condensed consolidated balance sheet. As of June 30, 2023, the entire $50.0 million facility was available for borrowing.

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

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of June 30, 2023, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This line of credit contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated trailing twelve months Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under our line of credit as of June 30, 2023, and accordingly, the funded debt ratio did not limit potential borrowings as of June 30, 2023. Future decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowings under the line of credit.

●	Minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $578.4 million at June 30, 2023, whereas our actual consolidated stockholders’ equity at that date was $794.1 million.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II ―OTHER INFORMATION

Item 1. Legal Proceedings

For information related to legal proceedings, see the discussion in Note 6 - “Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We may face risks associated with our use of certain artificial intelligence and machine learning models

Our business utilizes artificial intelligence and machine learning technologies, which are offered by third parties, to add AI-based applications to our offerings and to drive efficiencies in our business. As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Our offerings utilize machine learning algorithms, predictive analytics, and other artificial intelligence technologies. If these artificial intelligence or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party.

Additionally, we are making, and plan to make in the future, investments in adopting artificial intelligence and machine learning technologies across our business. Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology, and also may increase our estimated costs in this area. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended June 30, 2023 (dollars in millions, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in millions) (1)(2)
04/01/23-04/30/23	19,625	$40.10	19,625	$33.5
05/01/23-05/31/23	29,913	39.52	29,913	$32.3
06/01/23-06/30/23	—	—	—	$32.3
	49,538	$39.75	49,538

(1)	We have repurchased in aggregate approximately 2.7 million shares of our common stock for approximately $47.7 million pursuant to the repurchase program approved by the Board of Directors.

(2)	On March 28, 2001, our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, and November 22, 2022, our Board of Directors approved increases of $15.0 million, $25.0 million, and $25.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $80.0 million. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors. As of June 30, 2023, the Company has $32.3 million available for repurchases under the Company’s existing Board-authorized program.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2023.

Item 6 - Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-4 (333-63272) filed on June 19, 2001).

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 9, 2008).
10.1	*	2020 Stock Incentive Plan, as amended.

10.2	*

Fourth Amendment to the Third Amended and Restated Credit and Security Agreement, dated as of June 13, 2023, by and among PC Connection, Inc., as Borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc. and GlobalServe, Inc., as Guarantors, and Citizens Bank, N.A., as Lender and Agent.

31.1	**	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*      Management contract or compensatory plan or arrangement and submitted electronically herewith.

**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	August 2, 2023	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	August 2, 2023	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)