Form 10-Q
period 2023-09-30
PC CONNECTION INC
filed 2023-11-01
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2023

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of October 25, 2023 was 26,271,521.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$240,509	$122,930
Short-term investments	48,894	—
Accounts receivable, net	587,597	610,280
Inventories, net	142,243	208,682
Income taxes receivable	7,388	—
Prepaid expenses and other current assets	14,068	11,900
Total current assets	1,040,699	953,792
Property and equipment, net	57,638	59,171
Right-of-use assets	4,934	7,558
Goodwill	73,602	73,602
Intangibles, net	3,733	4,648
Other assets	821	1,055
Total Assets	$1,181,427	$1,099,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$264,502	$232,638
Accrued payroll	26,363	24,071
Accrued expenses and other liabilities	49,098	53,808
Total current liabilities	339,963	310,517
Deferred income taxes	18,011	17,970
Noncurrent operating lease liabilities	3,638	4,994
Other liabilities	654	170
Total Liabilities	362,266	333,651
Stockholders’ Equity:
Common Stock	292	291
Additional paid-in capital	130,875	125,784
Retained earnings	739,223	686,037
Accumulated other comprehensive income	154	—
Treasury stock, at cost	(51,383)	(45,937)
Total Stockholders’ Equity	819,161	766,175
Total Liabilities and Stockholders’ Equity	$1,181,427	$1,099,826

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$693,086	$775,692	$2,154,178	$2,392,545
Cost of sales	561,198	639,066	1,772,217	1,990,712
Gross profit	131,888	136,626	381,961	401,833
Selling, general and administrative expenses	99,822	104,887	304,064	305,189
Restructuring and other charges	44	—	2,687	—
Income from operations	32,022	31,739	75,210	96,644
Other income, net	2,688	308	5,848	319
Income before taxes	34,710	32,047	81,058	96,963
Income tax provision	(9,112)	(8,841)	(21,565)	(26,567)
Net income	$25,598	$23,206	$59,493	$70,396

Earnings per common share:
Basic	$0.97	$0.88	$2.26	$2.68
Diluted	$0.97	$0.88	$2.25	$2.66

Shares used in computation of earnings per common share:
Basic	26,262	26,279	26,281	26,267
Diluted	26,434	26,455	26,406	26,432

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$25,598	$23,206	$59,493	$70,396
Other comprehensive income:
Unrealized gains on available-for-sale investments, net of tax of $(41)	154	—	154	—
Comprehensive income	$25,752	$23,206	$59,647	$70,396

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30, 2023
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income	Shares	Amount	Total
Balance - June 30, 2023	29,158	$291	$129,486	$715,726	$—	(2,902)	$(51,383)	$794,120
Stock-based compensation expense	—	—	1,789	—	—	—	—	1,789
Restricted stock units vested	16	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(399)	—	—	—	—	(399)
Dividend declaration ($0.08 per share)	—	—	—	(2,101)	—	—	—	(2,101)
Net income	—	—	—	25,598	—	—	—	25,598
Other comprehensive income, net of tax	—	—	—	—	154	—	—	154
Balance - September 30, 2023	29,174	$292	$130,875	$739,223	$154	(2,902)	$(51,383)	$819,161

	Nine Months Ended September 30, 2023
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income	Shares	Amount	Total
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	$—	(2,773)	$(45,937)	$766,175
Stock-based compensation expense	—	—	5,425	—	—	—	—	5,425
Restricted stock units vested	38	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(870)	—	—	—	—	(870)
Repurchase of common stock for treasury	—	—	—	—	—	(129)	(5,446)	(5,446)
Issuance of common stock under Employee Stock Purchase Plan	13	—	537	—	—	—	—	537
Dividend declaration ($0.08 per share)	—	—	—	(6,307)	—	—	—	(6,307)
Net income	—	—	—	59,493	—	—	—	59,493
Other comprehensive income, net of tax	—	—	—	—	154	—	—	154
Balance - September 30, 2023	29,174	$292	$130,875	$739,223	$154	(2,902)	$(51,383)	$819,161

	Three Months Ended September 30, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - June 30, 2022	29,045	$290	$124,690	$652,956	(2,773)	$(45,937)	$731,999
Stock-based compensation expense	—	—	1,282	—	—	—	1,282
Restricted stock units vested	16	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(380)	—	—	—	(380)
Net income	—	—	—	23,206	—	—	23,206
Balance - September 30, 2022	29,061	$291	$125,591	$676,162	(2,773)	$(45,937)	$756,107

	Nine Months Ended September 30, 2022
	Common Stock		Additional	Retained	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	(2,773)	$(45,937)	$682,473
Stock-based compensation expense	—	—	4,072	—	—	—	4,072
Restricted stock units vested	36	1	(1)	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(834)	—	—	—	(834)
Net income	—	—	—	70,396	—	—	70,396
Balance - September 30, 2022	29,061	$291	$125,591	$676,162	(2,773)	$(45,937)	$756,107

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows provided by Operating Activities:
Net income	$59,493	$70,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,456	9,000
Adjustments to credit losses reserve	1,814	2,658
Stock-based compensation expense	5,425	4,072
Loss on disposal of fixed assets	563	16
Changes in assets and liabilities:
Accounts receivable	20,869	(41,782)
Inventories	66,439	(6,761)
Prepaid expenses, income tax receivable, and other current assets	(9,556)	(79)
Other non-current assets	234	5
Accounts payable	31,648	(23,268)
Accrued expenses and other liabilities	(720)	1,432
Net cash provided by operating activities	185,665	15,689
Cash Flows used in Investing Activities:
Purchases of short-term investments	(48,699)	—
Purchases of property and equipment	(7,355)	(6,975)
Net cash used in investing activities	(56,054)	(6,975)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	70,877	36,463
Repayment of short-term borrowings	(70,877)	(36,463)
Purchase of common stock for treasury shares	(5,392)	—
Dividend payments	(6,307)	—
Issuance of stock under Employee Stock Purchase Plan	537	—
Payment of payroll taxes on stock-based compensation through shares withheld	(870)	(834)
Net cash used in financing activities	(12,032)	(834)
Increase in cash and cash equivalents	117,579	7,880
Cash and cash equivalents, beginning of year	122,930	108,310
Cash and cash equivalents, end of period	$240,509	$116,190

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$408	$362
Accrued excise tax on treasury purchases	$54	$—
Supplemental Cash Flow Information:
Income taxes paid	$34,251	$30,759
Interest paid	$19	$4

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries, or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2023 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2023.

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

Investments

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. All of the Company’s investments are classified as available-for-sale. The Company classifies investments as short-term when their remaining contractual maturities are one year or less from the balance sheet date, and as long-term when the investment has a remaining contractual maturity of more than one year from the balance sheet date. The Company records investments at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Treasury Stock, at Cost

The total repurchases for the nine months ended September 30, 2023 were recorded as treasury stock of $5,446. Such cost reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

Restructuring and Other Charges

The restructuring and other charges recorded for the three and nine months ended September 30, 2023 were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses and other liabilities in the consolidated balance sheets as of September 30, 2023. The Company is currently evaluating additional restructuring activities for the fourth quarter of 2023 and beyond.

Restructuring and other charges are presented separately from selling, general and administrative expenses. Costs incurred were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee separations	$17	$—	$2,416	$—
Other charges	27	—	271	—
Total restructuring and other charges	$44	$—	$2,687	$—

Included in accrued expenses and other liabilities as of September 30, 2023 was $772 related to unpaid termination benefits.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022; however, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 has extended the effective date through December 31, 2024. The Company adopted this standard in the second quarter of 2023. The adoption of this ASU along with the related expedients did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2–Revenue

The Company disaggregates revenue from its arrangements with customers by type of products and services, as it believes this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended September 30, 2023 and 2022, along with the segment for each category (in thousands).

	Three Months Ended September 30, 2023
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$82,777	$91,643	$46,898	$221,318
Desktops	17,695	32,822	16,281	66,798
Software	34,863	29,158	13,287	77,308
Servers/Storage	25,863	13,153	11,307	50,323
Net/Com Products	38,672	25,699	17,964	82,335
Displays and Sound	24,299	26,175	20,367	70,841
Accessories	26,335	32,501	12,590	71,426
Other Hardware/Services	18,517	25,415	8,805	52,737
Total net sales	$269,021	$276,566	$147,499	$693,086

	Three Months Ended September 30, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$120,689	$95,017	$60,960	$276,666
Desktops	21,151	37,045	13,113	71,309
Software	36,965	36,996	12,186	86,147
Servers/Storage	27,016	15,857	12,213	55,086
Net/Com Products	27,732	19,625	8,189	55,546
Displays and Sound	28,377	30,011	20,633	79,021
Accessories	33,007	46,051	17,808	96,866
Other Hardware/Services	20,879	24,908	9,264	55,051
Total net sales	$315,816	$305,510	$154,366	$775,692

The following tables represent a disaggregation of revenue from arrangements with customers for the nine months ended September 30, 2023 and 2022, along with the segment for each category (in thousands).

	Nine Months Ended September 30, 2023
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$265,777	$293,551	$172,903	$732,231
Desktops	55,468	96,536	48,669	200,673
Software	103,267	85,953	36,263	225,483
Servers/Storage	72,759	44,365	33,253	150,377
Net/Com Products	95,560	74,958	53,517	224,035
Displays and Sound	70,766	80,217	50,354	201,337
Accessories	81,576	121,190	42,551	245,317
Other Hardware/Services	57,989	80,892	35,844	174,725
Total net sales	$803,162	$877,662	$473,354	$2,154,178

	Nine Months Ended September 30, 2022
	Business Solutions	Enterprise Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$374,298	$333,764	$185,021	$893,083
Desktops	68,459	134,541	44,368	247,368
Software	111,440	79,578	27,963	218,981
Servers/Storage	78,878	43,085	31,441	153,404
Net/Com Products	74,789	66,060	22,856	163,705
Displays and Sound	92,170	104,822	53,263	250,255
Accessories	100,904	151,786	46,423	299,113
Other Hardware/Services	63,672	76,225	26,739	166,636
Total net sales	$964,610	$989,861	$438,074	$2,392,545

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of September 30, 2023 and December 31, 2022 (in thousands).

	September 30, 2023	December 31, 2022
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$3,826	$4,266

Changes in the contract liability balances during the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

2023
Balance at December 31, 2022	$4,266
Cash received in advance and not recognized as revenue	15,207
Amounts recognized as revenue as performance obligations satisfied	(15,647)
Balance at September 30, 2023	$3,826

2022
Balance at December 31, 2021	$8,628
Cash received in advance and not recognized as revenue	18,943
Amounts recognized as revenue as performance obligations satisfied	(22,544)
Balance at September 30, 2022	$5,027

Note 3–Fair Value Measurements

Cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$167,852	$—	$—	$167,852
U.S. Government treasury securities	49,368	—	—	49,368
Short-term investments:
U.S. Government treasury securities	48,699	195	—	48,894
Total	$265,919	$195	$—	$266,114

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$96,386	$—	$—	$96,386
Total	$96,386	$—	$—	$96,386

Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of one year or greater from the date of purchase are generally classified as long-term investments. All short-term investments had stated maturity dates of less than one year. The Company has recorded the securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income. The amount of realized gains and losses reclassified into earnings and the related adjustments to deferred taxes are based on the specific identification of the securities sold or securities that reached maturity date.

Fair Value

The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques are classified based on a three-level hierarchy, as follows:

●	Level 1 inputs: Quoted prices for identical assets or liabilities in active markets;

●	Level 2 inputs: Observable inputs other than those described as Level 1; and

●	Level 3 inputs: Unobservable inputs that are supported by little or no market activities and are based on significant assumptions and estimates.

As of September 30, 2023 and December 31, 2022, the fair value of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$25,598	$23,206	$59,493	$70,396
Denominator:
Denominator for basic earnings per share	26,262	26,279	26,281	26,267
Dilutive effect of employee stock awards	172	176	125	165
Denominator for diluted earnings per share	26,434	26,455	26,406	26,432
Earnings per share:
Basic	$0.97	$0.88	$2.26	$2.68
Diluted	$0.97	$0.88	$2.25	$2.66

For the three and nine months ended September 30, 2023 and 2022, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership. Included in the right-of-use, or ROU, asset as of September 30, 2023 was $209 and a corresponding lease liability of $209 associated with related party leases.

As of September 30, 2023, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$500	$813	$940	$1,799	$2,739
Short-term lease cost	107	161	268	321	297	618
Total lease cost	$420	$661	$1,081	$1,261	$2,096	$3,357

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$542	$855	$940	$1,787	$2,727

Weighted-average remaining lease term (in years):
Capitalized operating leases				0.17	3.15	3.04

Weighted-average discount rate:
Capitalized operating leases				3.92%	4.07%	4.05%

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$693	$1,006	$940	$2,112	$3,052
Short-term lease cost	107	58	165	321	100	421
Total lease cost	$420	$751	$1,171	$1,261	$2,212	$3,473

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$713	$1,026	$940	$2,147	$3,087

Weighted-average remaining lease term (in years):
Capitalized operating leases				1.17	4.26	3.78

Weighted-average discount rate:
Capitalized operating leases				3.92%	4.03%	4.02%

As of September 30, 2023, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,	Related Parties	Others	Total
2023, excluding the nine months ended September 30, 2023	$315	$373	$688
2024	163	1,723	1,886
2025	163	1,650	1,813
2026	163	957	1,120
2027	1	236	237
Thereafter	—	161	161
	$805	$5,100	$5,905

Imputed interest			(355)
Lease liability balance at September 30, 2023			$5,550

As of September 30, 2023, the ROU asset had a balance of $4,934. The long-term lease liability was $3,638 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $1,912. As of September 30, 2022, the ROU asset had a balance of $8,495. The long-term lease liability was $5,620 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,471.

Note 6–Segment Information

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s operating segments for the three and nine months ended September 30, 2023 and 2022 is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net sales:
Business Solutions	$269,021	$315,816	$803,162	$964,610
Enterprise Solutions	276,566	305,510	877,662	989,861
Public Sector Solutions	147,499	154,366	473,354	438,074
Total net sales	$693,086	$775,692	$2,154,178	$2,392,545
Operating income (loss):
Business Solutions	$21,040	$19,278	$56,424	$62,230
Enterprise Solutions	11,230	12,401	25,263	42,103
Public Sector Solutions	4,117	4,211	5,796	4,156
Headquarters/Other	(4,365)	(4,151)	(12,273)	(11,845)
Total operating income	32,022	31,739	75,210	96,644
Other income, net	2,688	308	5,848	319
Income before taxes	$34,710	$32,047	$81,058	$96,963
Selected operating expense:
Depreciation and amortization:
Business Solutions	$156	$167	$473	$502
Enterprise Solutions	391	482	1,238	1,517
Public Sector Solutions	22	20	61	59
Headquarters/Other	2,720	2,351	7,684	6,922
Total depreciation and amortization	$3,289	$3,020	$9,456	$9,000
Total assets:
Business Solutions			$481,483	$451,872
Enterprise Solutions			676,694	647,592
Public Sector Solutions			110,919	113,820
Headquarters/Other			(87,669)	(79,159)
Total assets			$1,181,427	$1,134,125

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, inventories, property and equipment, ROU assets, and intercompany balance, net. As of September 30, 2023 and 2022, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $58,864 and $62,154, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

Note 7–Commitments and Contingencies

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

Note 8–Bank Borrowings

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the daily Bloomberg Short-Term Bank Yield Index, or BSBY Rate, plus a spread based on the Company’s funded debt ratio, or in the absence of BSBY Rate, the prime rate (8.50% at September 30, 2023). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated trailing twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of September 30, 2023, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

Cash receipts are automatically applied against any outstanding borrowings. During the nine months ended September 30, 2023, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the nine months ended September 30, 2023 totaled $70,877; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility as of September 30, 2023 or 2022, and accordingly, the entire $50,000 credit facility was available for borrowings on such date.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$693.1	$775.7	$2,154.2	$2,392.5
Gross margin	19.0%	17.6%	17.7%	16.8%
Selling, general and administrative expenses	14.4%	13.5%	14.1%	12.8%
Income from operations	4.6%	4.1%	3.5%	4.0%

Net sales of $693.1 million for the third quarter of 2023 reflected a decrease of $82.6 million, or 10.6% compared to the third quarter of 2022. The decrease was primarily driven by decreases in sales of notebooks/mobility, accessories, software, displays and sound, servers/storage, and desktops of $55.3 million, $25.4 million, $8.8 million, $8.2 million, $4.8 million, and $4.5 million, respectively, as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements. These decreases were partially offset by an increase in sales of net/com products of $26.8 million. Gross profit for the third quarter of 2023 decreased year-over-year by $4.7 million, or 3.5%, to $131.9 million as illustrated in the table and discussion beginning on page 19 of this Quarterly Report on Form 10-Q. Gross margin increased to 19.0% from 17.6% a year ago. The increase in gross margin was primarily driven by increased net sales of higher margin products, such as software and net/com products, relative to lower margin products, such as notebooks/mobility and desktops. SG&A expenses decreased year-over-year by $5.1 million, or 4.8%, to $99.8 million. The decrease in SG&A expenses was primarily driven by decreases in personnel costs, professional fees, and advertising of $2.9 million, $1.1 million, and $0.8 million, respectively. SG&A expenses as a percentage of net sales increased to 14.4% compared to 13.5% a year ago. The increase in SG&A expenses as a percentage of net sales is primarily due to the decrease in net sales, as discussed above. Operating income for the third quarter of 2023 increased year-over-year both in dollars and as a percentage of net sales by $0.3 million and 50 basis points, respectively, primarily as a result of the decrease in SG&A expenses discussed above.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Segment
Enterprise Solutions	40%	39%	41%	42%
Business Solutions	39	41	37	40
Public Sector Solutions	21	20	22	18
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	32%	36%	34%	37%
Desktops	10	9	9	10
Software	11	11	11	9
Servers/Storage	7	7	7	7
Net/Com Products	12	7	11	7
Displays and Sound	10	10	9	10
Accessories	10	13	11	13
Other Hardware/Services	8	7	8	7
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Segment
Enterprise Solutions	16.0%	15.8%	14.7%	14.9%
Business Solutions	23.3	20.0	22.9	19.8
Public Sector Solutions	16.9	16.3	14.5	14.4
Total Company	19.0%	17.6%	17.7%	16.8%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personnel costs	$77.5	$80.4	$233.5	$231.3
Advertising	4.6	5.4	16.5	15.6
Service contracts/subscriptions	5.1	4.7	15.5	14.5
Professional fees	2.6	3.7	9.3	11.5
Depreciation and amortization	3.3	3.0	9.5	9.0
Facilities operations	2.0	2.3	6.2	6.6
Credit card fees	2.1	2.0	5.3	5.4
Other	2.6	3.4	8.3	11.3
Total SG&A expense	$99.8	$104.9	$304.1	$305.2
As a percentage of net sales	14.4%	13.5%	14.1%	12.8%

Restructuring and Other Charges

In the first nine months of 2023, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred restructuring and other charges for the three and nine months ended September 30, 2023 of less than $0.1 million and $2.7 million, respectively. These restructuring charges were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses and other liabilities as of September 30, 2023. There were no restructuring and other charges recorded for the three and nine months ended September 30, 2022. The Company is currently evaluating additional restructuring activities for the fourth quarter of 2023 and beyond.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended September 30, 2023 and the three months ended September 30, 2022; and changes between the nine months ended September 30, 2023 and the nine months ended September 30, 2022.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2023		2022
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$276.6	39.9%	$305.5	39.4%	$(28.9)	(9.5)%
Business Solutions	269.0	38.8	315.8	40.7	(46.8)	(14.8)
Public Sector Solutions	147.5	21.3	154.4	19.9	(6.9)	(4.4)
Total	$693.1	100.0%	$775.7	100.0%	$(82.6)	(10.6)%
Gross Profit:
Enterprise Solutions	$44.2	16.0%	$48.2	15.8%	$(4.0)	(8.3)%
Business Solutions	62.7	23.3	63.3	20.0	(0.6)	(1.0)
Public Sector Solutions	25.0	16.9	25.1	16.3	(0.1)	(0.5)
Total	$131.9	19.0%	$136.6	17.6%	$(4.7)	(3.5)%

Net sales decreased for the third quarter of 2023 compared to the third quarter of 2022, as explained by the year-over-year changes discussed below:

●	Net sales of $276.6 million for the Enterprise Solutions segment reflect a decrease of $28.9 million, or 9.5%. The decrease in net sales is primarily due to decreases in net sales of accessories, software, desktops, displays and sound, notebooks/mobility, and servers/storage of $13.6 million, $7.8 million, $4.2 million, $3.8 million, $3.4 million, and $2.7 million, respectively. These decreases were partially offset by an increase in net sales of net/com products of $6.1 million.

●	Net sales of $269.0 million for the Business Solutions segment reflect a decrease of $46.8 million, or 14.8%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, accessories, displays and sound, desktops, other hardware/services, and software of $37.9 million, $6.7 million, $4.1 million, $3.5 million, $2.4 million, and $2.1 million, respectively. These decreases were partially offset by an increase in net sales of net/com products of $10.9 million.

●	Net sales of $147.5 million for the Public Sector Solutions segment reflect a decrease of $6.9 million, or 4.4%. Sales to state and local government and educational institutions decreased by $9.2 million, or 7.0%, compared to the prior year quarter, while sales to the federal government increased by $2.3 million, or 9.5%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility and accessories of $14.1 million and $5.2 million, respectively, partially offset by increases in net sales of net/com products and desktops of $9.8 million and $3.2 million, respectively.

Gross profit for the third quarter of 2023 decreased year-over-year, while gross margin for the third quarter of 2023 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment decreased primarily due to the decrease in net sales as discussed in the preceding paragraph. Gross margin increased by 20 basis points primarily due to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Business Solutions segment remained substantially the same year-over-year. Gross margin increased by 330 basis points primarily due to a shift in product mix to higher-margin sales of software, net/com products, and services within other hardware/services as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements and the product mix table on page 18 of this Quarterly Report on Form 10-Q. The increase is also attributable to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Public Sector Solutions segment remained substantially the same year-over-year. Gross margin increased by 60 basis points primarily due to a shift in product mix to higher-margin sales of net/com products, software, servers within servers/storage, and services within other hardware/services as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements and the product mix table on page 18 of this Quarterly Report on Form 10-Q.

Selling, general and administrative expenses for the third quarter of 2023 decreased in dollars but increased as a percentage of net sales compared to the third quarter of 2022. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended September 30,
	2023		2022
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$33.0	11.9%	$35.9	11.7%	$(2.9)	(7.9)%
Business Solutions	41.6	15.5	44.0	13.9	(2.4)	(5.4)
Public Sector Solutions	20.9	14.1	20.9	13.5	—	—
Headquarters/Other, unallocated	4.3		4.1		0.2	4.1
Total	$99.8	14.4%	$104.9	13.5%	$(5.1)	(4.8)%

●	SG&A expenses for the Enterprise Solutions segment decreased year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to decreases in personnel costs and use of shared Headquarter services of $1.8 million and $1.1 million, respectively. SG&A expenses as a percentage of net sales were 11.9% for the Enterprise Solutions segment for the third quarter of 2023, which reflects an increase of 20 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Business Solutions segment decreased year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily driven by decreases in use of shared Headquarter services and advertising costs of $1.4 million and $0.9, respectively. SG&A expenses as a percentage of net sales were 15.5% for the Business Solutions segment for the third quarter of 2023, which reflects an increase of 160 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Public Sector Solutions segment remained substantially the same year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily driven by a $0.7 million decrease in use of shared Headquarter services, partially offset by a $0.6 million increase in personnel costs related to investments in resources to strengthen our sales organization. SG&A expenses as a percentage of net sales were 14.1% for the Public Sector Solutions segment for the third quarter of 2023, which reflects an increase of 60 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Headquarters/Other group increased year-over-year by $0.2 million primarily due to increases in unallocated Headquarter overhead costs and service contracts/subscriptions of $3.1 million and $0.4 million, respectively. These increases were partially offset by decreases in personnel costs and professional fees of $2.2 million, and $1.0 million, respectively. The Headquarters/Other group provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Restructuring and other charges for the third quarter of 2023 were less than $0.1 million, which were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. There were no such charges incurred for the third quarter of 2022.

Income from operations for the third quarter of 2023 increased to $32.0 million, compared to $31.7 million for the third quarter of 2022, primarily due to a decrease in SG&A expenses. Income from operations as a percentage of net sales was 4.6% for the third quarter of 2023, compared to 4.1% for the prior year quarter, primarily due to a 4.8% decrease in SG&A expenses.

Other income, net for the third quarter of 2023 increased to $2.7 million, compared to $0.3 million for the third quarter of 2022, primarily due to an increase in interest income resulting from higher cash balances and interest rates.

Income taxes. Our provision for income taxes for the third quarter of 2023 was $9.1 million, compared to $8.8 million for the third quarter of 2022, primarily due to the increase in other income, net. Our effective tax rate was 26.3% for the quarter ended September 30, 2023, compared to 27.6% for the quarter ended September 30, 2022.

Net income for the third quarter of 2023 increased to $25.6 million, compared to $23.2 million for the third quarter of 2022, primarily due to the $2.4 million increase in other income, net.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2023		2022
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$877.7	40.7%	$989.8	41.4%	$(112.1)	(11.3)%
Business Solutions	803.2	37.3	964.6	40.3	(161.4)	(16.7)
Public Sector Solutions	473.3	22.0	438.1	18.3	35.2	8.1
Total	$2,154.2	100.0%	$2,392.5	100.0%	$(238.3)	(10.0)%
Gross Profit:
Enterprise Solutions	$129.3	14.7%	$147.7	14.9%	$(18.4)	(12.5)%
Business Solutions	183.9	22.9	190.9	19.8	(7.0)	(3.7)
Public Sector Solutions	68.8	14.5	63.2	14.4	5.6	8.8
Total	$382.0	17.7%	$401.8	16.8%	$(19.8)	(4.9)%

Net sales decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as explained by the year-over-year changes discussed below:

●	Net sales of $877.7 million for the Enterprise Solutions segment reflect a decrease of $112.1 million, or 11.3%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, desktops, accessories, and displays and sound of $40.2 million, $38.0 million, $30.6 million, and $24.6 million, respectively. These decreases were partially offset by increases in net sales of net/com products, software, and other hardware/services of $8.9 million, $6.4 million, and $4.7 million, respectively.

●	Net sales of $803.2 million for the Business Solutions segment reflect a decrease of $161.4 million, or 16.7%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, displays and sound, accessories, desktops, software, servers/storage, and other hardware/services of $108.5 million, $21.4 million, $19.3 million, $13.0 million, $8.2 million, $6.1 million, and $5.7 million, respectively. These decreases were partially offset by an increase in net sales of net/com products of $20.8 million.

●	Net sales of $473.3 million for the Public Sector Solutions segment reflect an increase of $35.2 million, or 8.1%. Sales to state and local government and educational institutions decreased by $7.0 million, or 1.9%, while sales to the federal government increased by $42.3 million, or 56.5%. The increase in net sales is primarily due to increases in net sales of net/com products, other hardware/services, software, and desktops of $30.7 million, $9.1 million, $8.3 million, and $4.3 million, respectively. These increases were partially offset by decreases in notebooks/mobility, accessories, and displays and sound of $12.1 million, $3.9 million, and $2.9 million, respectively.

Gross profit for the nine months ended September 30, 2023 decreased year-over-year, while gross margin for the nine months ended September 30, 2023 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment decreased primarily due to the decrease in net sales as discussed in the preceding paragraph. Gross margin decreased by 20 basis points primarily due to a few low-margin customer contracts, which was partially offset by an increase in the amount of software sales recognized on a net basis, as well as increases in sales of higher-margin net/com products and servers/storage during the nine months ended September 30, 2023 as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements and the product mix table on page 18 of this Quarterly Report on Form 10-Q.

●	Gross profit for the Business Solutions segment decreased primarily due to the decrease in net sales as discussed in the preceding paragraph. Gross margin increased by 310 basis points primarily due to a shift in product mix to higher-margin sales of software, net/com products, and services within other hardware/services as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements and the product mix table on page 18 of this Quarterly Report on Form 10-Q. The increase is also attributable to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Public Sector Solutions segment increased primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin increased by 10 basis points primarily due to a shift in product mix to higher-margin sales of software, net/com products, and services within other hardware/services as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements and the product mix table on page 18 of this Quarterly Report on Form 10-Q.

Selling, general and administrative expenses for the nine months ended September 30, 2023 decreased in dollars but increased as a percentage of net sales compared to the nine months ended September 30, 2022. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Nine Months Ended September 30,
	2023		2022
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$102.9	11.7%	$105.6	10.7%	$(2.7)	(2.6)%
Business Solutions	127.5	15.9	128.7	13.3	(1.2)	(0.9)
Public Sector Solutions	62.9	13.3	59.0	13.5	3.9	6.5
Headquarters/Other, unallocated	10.8		11.9		(1.1)	(9.0)
Total	$304.1	14.1%	$305.2	12.8%	$(1.1)	(0.4)%

●	SG&A expenses for the Enterprise Solutions segment decreased year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to decreases in personnel costs, use of Headquarter services, and bad debt expense of $2.4 million, $0.9 million, and $0.9 million, respectively. These decreases were partially offset by an increase in advertising costs of $1.9 million. SG&A expenses as a percentage of net sales were 11.7% for the Enterprise Solutions segment for the nine months ended September 30, 2023, which reflects an increase of 100 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Business Solutions segment decreased year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily driven by decreases in advertising costs and use of Headquarter services of $1.7 million and $1.2 million, respectively. These decreases were partially offset by an increase in personnel costs of $2.5 million related to investments in resources to strengthen our sales organization. SG&A expenses as a percentage of net sales were 15.9% for the Business Solutions segment for the nine months ended September 30, 2023, which reflects an increase of 260 basis points and is primarily due to the decrease in net sales, as discussed above.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The increase in SG&A dollars was primarily driven by a $3.7 million increase in personnel costs related to investments in resources to strengthen our sales organization. SG&A expenses as a percentage of net sales were 13.3% for the Public Sector Solutions segment for the nine months ended September 30, 2023, which reflects a decrease of 20 basis points and is primarily due to the increase in net sales, as discussed above.

●	SG&A expenses for the Headquarters/Other group decreased year-over-year by $1.1 million primarily due to decreases in professional fees, other expenses, and personnel costs of $2.2 million, $2.2 million, and $1.5 million, respectively. These decreases were partially offset by increases in unallocated Headquarter overhead costs, service contracts/subscriptions, and depreciation and amortization of $2.8 million, $1.1 million, and $0.8 million, respectively.

Restructuring and other charges for the nine months ended September 30, 2023 were $2.7 million, which were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. There were no such charges incurred for the nine months ended September 30, 2022.

Income from operations for the nine months ended September 30, 2023 decreased to $75.2 million, compared to $96.6 million for the nine months ended September 30, 2022, primarily due to a decrease in gross profit. Income from operations as a percentage of net sales was 3.5% for the nine months ended September 30, 2023, compared to 4.0% for the nine months ended September 30, 2022, primarily due to a 4.9% decrease in gross profit.

Other income, net for the nine months ended September 30, 2023 increased to $5.8 million, compared to $0.3 million for the nine months ended September 30, 2022, primarily due to an increase in interest income resulting from higher cash balances and interest rates.

Income taxes. Our provision for income taxes for the nine months ended September 30, 2023 was $21.6 million, compared to $26.6 million for the nine months ended September 30, 2022, primarily due to the decrease in operating income. Our effective tax rate was 26.6% for the nine months ended September 30, 2023, compared to 27.4% for the nine months ended September 30, 2022.

Net income for the nine months ended September 30, 2023 decreased to $59.5 million, compared to $70.4 million for the nine months ended September 30, 2022, primarily due to the $21.4 million, or 22.2%, decrease in operating income.

Liquidity and Capital Resources

Our primary sources of liquidity are internally generated funds from operations, short-term investments, and borrowings under our credit facility. We have historically used and expect to use in the future those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, repurchases of our common stock for treasury, dividend payments, and as opportunities arise, possible acquisitions of new businesses.

We believe that funds generated from operations, short-term investments, and the available credit under our credit facility will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash and Cash Equivalents. At September 30, 2023, we had $240.5 million in cash and cash equivalents.

●	Short-term Investments. At September 30, 2023, we had $48.9 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

●	Credit Facility. As of September 30, 2023, no borrowings were outstanding under our $50.0 million credit facility, which is available until March 31, 2025. Accordingly, our entire line of credit was available for borrowing as of September 30, 2023. This maximum borrowing capacity under our credit facility can be increased, at our option, to up to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of September 30, 2023, we were in compliance with all of the covenants under our credit facility.

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

Dividends

A summary of 2023 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.08	February 9, 2023	February 21, 2023	March 10, 2023
$0.08	May 4, 2023	May 16, 2023	June 2, 2023
$0.08	August 2, 2023	August 15, 2023	September 1, 2023

On November 1, 2023, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.08 per share. The dividend will be paid on December 1, 2023 to all stockholders of record as of the close of business on November 14, 2023. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$185.7	$15.7
Net cash used in investing activities	(56.1)	(7.0)
Net cash used in financing activities	(12.0)	(0.8)
Increase in cash and cash equivalents	$117.6	$7.9

Cash provided by operating activities was $185.7 million for the nine months ended September 30, 2023. Cash provided by operating activities resulted primarily from $59.5 million of net income and a $66.4 million decrease in inventory. An increase in accounts payable of $31.6 million, a decrease in accounts receivable of $20.9 million, and other non-cash activities added back to income of $17.3 million, including $9.5 million of depreciation and amortization and $5.4 million of stock-based compensation expense, also contributed to the positive inflow of cash for the nine months ended September 30, 2023. These inflows were partially offset by an increase in prepaid expenses, income tax receivable, and other current assets of $9.6 million. The decrease in inventory was primarily due to a decrease in the amount of inventory we purchased, combined with the delivery of inventory held associated with the continued fulfillment of orders in backlog during the first nine months of 2023. The increase in accounts payable was primarily driven by the timing of payments. The decrease in accounts receivable was primarily driven by the timing of receipts, combined with decreased levels of business activity. For the nine months ended September 30, 2022, cash provided by operating activities resulted primarily from net income adjusted for non-cash charges of $86.1 million, partially offset by increases in accounts receivable and inventory of $41.8 million and $6.8 million, respectively, as well as a decrease in accounts payable of $23.3 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2023	2022
Days of sales outstanding (DSO)(1)	71	70
Days of supply in inventory (DIO)(2)	23	30
Days of purchases outstanding (DPO)(3)	(43)	(37)
Cash conversion cycle	51	63

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle decreased to 51 days at September 30, 2023, compared to 63 days at September 30, 2022. The increase in DSO is primarily a function of netted products recorded in accounts receivable on a gross basis, while the revenue is recorded on a net basis. The decrease in DIO is consistent with the decrease in inventory for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in DPO is consistent with the decrease in cost of sales for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022.

Cash used in investing activities for the nine months ended September 30, 2023 represents $48.7 million of purchases of U.S. Government treasury securities and $7.4 million of purchases of property and equipment. These property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, we made similar property and equipment investments of $7.0 million.

Cash used in financing activities for the nine months ended September 30, 2023 consisted of $70.9 million of aggregate borrowings and repayments, $5.4 million of treasury purchases, $6.3 million of dividend payments, $0.5 million of issuances of stock under the Employee Stock Purchase Plan, and $0.9 million payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily consisted of $0.8 million payments of payroll taxes on stock-based compensation through shares withheld.

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

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of September 30, 2023, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under this facility bear interest at the greatest of (i) the prime rate (8.50% at September 30, 2023), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily BSBY Rate, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. In addition, we have the ability to increase our borrowing capacity under the credit facility by up to an additional $30.0 million provided that we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity”. We did not have any borrowings outstanding under the credit facility as of September 30, 2023.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the credit facility are classified as current in our condensed consolidated balance sheet. As of September 30, 2023, the entire $50.0 million facility was available for borrowing.

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

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of September 30, 2023, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This line of credit contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated trailing twelve months Adjusted EBITDA for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under our credit facility as of September 30, 2023, and accordingly, the funded debt ratio did not limit potential borrowings as of September 30, 2023. Future decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowings under the line of credit.

●	Minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $591.2 million at September 30, 2023, whereas our actual consolidated stockholders’ equity at that date was $819.2 million.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently issued financial accounting standards are detailed in Note 1, “Basis of Presentation,” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. No material changes related to our market risks have occurred since December 31, 2022.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II ―OTHER INFORMATION

Item 1. Legal Proceedings

For information related to legal proceedings, see the discussion in Note 6 - “Commitments and Contingencies” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, including the risk factor set forth below, you should carefully consider Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our other public filings with the SEC, and those contained in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated by reference herein.

We use artificial intelligence in our business, as do certain of our business partners, and challenges with properly managing its use could result in reputational harm, competitive harm, significant unexpected expenses and legal liability, which may adversely affect our results of operations.

Our business utilizes artificial intelligence and machine learning technologies, which are offered by third parties, to add AI-based applications to our offerings. Our offerings utilize machine learning algorithms, predictive analytics, and other artificial intelligence technologies. If these artificial intelligence or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party. If we fail to deploy AI as intended, our competitors may incorporate AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain.

Additionally, we are making, and plan to make in the future, investments in adopting artificial intelligence and machine learning technologies across our business. As a result, the integration of AI into our operations may not be successful despite expending significant time and monetary resources to attempt to do so. Our investments in deploying such technologies may be substantial and may be more expensive than anticipated.

As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2023.

Item 6 - Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-4 (333-63272) filed on June 19, 2001).

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 9, 2008).
31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Presentation Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	November 1, 2023	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	November 1, 2023	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)