Form 10-K
period 2023-12-31
PC CONNECTION INC
filed 2024-03-07
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large Accelerated Filer ◻ Accelerated Filer ☑ Non-accelerated Filer ◻ Smaller Reporting Company ◻ Emerging Growth Company ◻

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

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2023, based on $45.10 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $510 million.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2024 was 26,361,133.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and include statements concerning, among other things, our future financial results, business plans (including statements regarding new products and services we may offer and future expenditures, costs and investments), liabilities, impairment charges, competition and the expected impact of current macroeconomic conditions on our businesses and results of operations. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “anticipates,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views and are based on assumptions as of the date of this report. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

Such differences may result from actions taken by us, including expense reduction or strategic initiatives (including reductions in force, capital investments and new or expanded product offerings or services), the execution of our business plans (including our inventory management, cost structure and management and other personnel decisions) or other business decisions, as well as from developments beyond our control, including:

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

Additional factors include those described in this Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other subsequent filings we make with the Securities and Exchange Commission from time to time.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. You should not place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made except as required by law.

Unless the context otherwise requires, we use the terms “Connection”, the “Company”, “we”, “us”, and “our” in this Annual Report on Form 10-K to refer to PC Connection, Inc. and its subsidiaries.

PART I

Item 1. Business

GENERAL

We are a Fortune 1000 Global Solutions Provider that simplifies the IT customer experience, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. In 2023, we restructured and combined our Technology Solutions Group and Technical Sales Organization into one organization to be referred to as our Technology Solutions Organization, or TSO. Our TSO and state-of-the-art Technology Integration and Distribution Center, or TIDC, with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

The “Connection®” brand includes Connection Enterprise Solutions, Connection Business Solutions, and Connection Public Sector Solutions. We united all of our subsidiaries into one cohesive brand, reflecting the promise of our blue arc and our mission to connect people with technology that enhances growth, elevates productivity, and empowers innovation. These entities represent our three operating segments and their respective markets:

●	Connection Enterprise Solutions – serving large enterprise customers

●	Connection Business Solutions – serving small to medium-sized businesses, or SMBs

●	Connection Public Sector Solutions – serving federal, state, and local government and educational institutions

Financial results for each of our segments are included in the financial statements attached hereto. We generate sales through (i) outbound inside sales and field sales contacts by sales representatives focused on the business, educational, healthcare, retail, manufacturing, and government markets, (ii) our websites, and (iii) direct responses from customers responding to our advertising media. We offer a broad selection of over 460,000 products at competitive prices, including products from vendors like Apple, Cisco, Dell Inc., Hewlett-Packard Inc., Hewlett-Packard Enterprise, Intel, Lenovo, Microsoft Corporation, and VMware, and we partner with more than 2,500 suppliers. We are able to leverage our state-of-the art logistic capabilities to rapidly ship product to customers.

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of industry-leading products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for twenty-three straight years. In recent years, we have received numerous awards, including the Microsoft Excellence in Operations, Double Gold Level Award for delivering market-leading operational excellence, Modern Work, Surface Hub Reseller 2023 Microsoft US Partner of the Year Award, Aruba Federal Public Sector Partner of the Year, HPE Federal GreenLake Partner of the Year, and HP U.S. Personal Systems National Solution Provider of the Year Award, as well as being named to the CRN Tech Elite 250 for the eighth year. Connection has also been twice named “America’s Best-in-State Employers” by Forbes and included on Newsweek’s list of Most Trustworthy Companies in America in 2022 and 2023. Our technical experts hold more than 5,000 professional certifications, and we have been awarded industry-leading partner authorizations, including Microsoft Azure Expert Managed Service Provider status. We believe this pursuit of excellence and our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has earned us strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our diverse customer base.

We strive to identify the unique needs of our corporate, government, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, integration, deployment, and support of their IT environments. As of December 31, 2023, we employed 820 sales representatives. Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever. These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff through our TSO. Our Industry Solutions Group, or ISG, provides our sales team and customers with insights and guidance customized to the unique needs of our vertical markets, including healthcare, retail, finance, and manufacturing. We believe that increasing our sales force productivity is important to our future success, and we have increased our headcount and investments in our sales and sales support teams accordingly.

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

MARKET AND COMPETITION

In the fiscal year ended December 31, 2023, we generated approximately 37.7% of our sales from SMBs, 42.2% from medium-to-large businesses (Fortune 1000), and 20.1% from government and educational institutions.

The largest segment of the United States IT market that we operate within is served by local and regional value-added resellers, or VARs, many of whom we believe are transitioning from the hardware and software products business to higher-margin IT services. We have transitioned from an end-user or desktop-centric computing supplier to a network or enterprise-wide IT solutions supplier. We have also partnered with third-party technology and telecommunications service providers to offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection, often at lower prices.

Intense competition for customers has led manufacturers of the IT products we offer to use all available distribution channels, including solutions providers, to distribute their products. Certain manufacturers who have traditionally used resellers to distribute their products have also, from time to time, established their own direct marketing operations, including sales through the Internet.

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

BUSINESS STRATEGIES

We believe that we have become our customers’ IT provider of choice by calming the confusion surrounding IT procurement and solving complex business challenges with innovative IT solutions designed to meet their increased productivity, mobility, virtualization, and security needs in a continuously evolving IT environment. We offer our customers enhanced value by assisting them with both the design and implementation of IT solutions directed at cost-effectively maximizing the business opportunities created by new technologies and advanced service solutions. The key elements of our business strategies include:

●	Providing consistent customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. Empathy for the challenges technology procurement presents to people is at the heart of our culture and serves as a foundation for long-lasting and rewarding partnerships we create with organizations of every size and industry. We have dedicated our resources to developing strong, long-term relationships with our customers by accurately assessing their IT needs, and providing scalable, high-quality solutions and services through our knowledgeable, well-trained personnel. Through operational excellence, we believe we have created efficient delivery programs that provide a quality buying experience for our customers.

●	Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, managed services, cloud solutions, and networking infrastructure, at costs that are designed to allow our customers to be more productive while maximizing their IT budgets. Our integrated and advanced solution offerings include network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

●	Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. We specialize in Internet-based solutions and provide electronic integration between our customers and suppliers.

●	Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on several key areas: data and automation, workplace transformation, cloud, cybersecurity, and technology services. Our TSO is responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these focus areas to enable us to capture a greater share of our customers’ IT expenditures.

●	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last twenty-three years. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality customer service, tailored marketing programs, and competitive pricing lead the way to expanding our share of the overall IT market we serve. Through the use of creative, consistent marketing activities, our goal is to strengthen the Connection brand and reinforce our reputation as a trusted IT advisor with a history of innovation and customer-centric service.

●	Maintaining long-standing vendor relationships. Our close partnerships with leading technology manufacturers and vendors provide our team with access to the latest product offerings, training assets, and support resources. We have a history of strong relationships with vendors, and were among the first global solutions providers qualified by manufacturers to market computer systems to end users. By working closely with our vendors to provide an efficient channel for the advertising and distribution of their products and

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

GROWTH STRATEGIES

Our growth strategies are designed to increase revenues by maximizing operational efficiencies while offering innovative products and value-added service offerings, expanding our offerings to our existing customers, and expanding our customer base. Our seven key elements of growth are:

●	Expanding hardware and software offerings. We offer our customers an extensive range of IT hardware and software products, and in response to customer demand, we continually evaluate and add new products to our offerings as they become available. We also work closely with vendors to identify and source first-to-market product offerings at aggressive prices.

●	Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers. Our cloud, cybersecurity, data center, workplace transformation, and technology services teams consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers. We believe our investment in these areas may increase our share of our existing customers’ annual IT expenditures by broadening the range of products and services they purchase from us.

●	Delivering artificial intelligence, or AI, and automation solutions. We believe that the AI services we offer can be deployed in tailored, efficient, and cost-effective manners to drive our clients’ success. We currently offer AI workshops, which we deliver to customers, and AI infrastructure design and optimization services for core AI infrastructure. We are currently in the process of expanding on these services to include other areas that represent a broader AI ecosystem of development. Working alongside leaders within our partner ecosystem, we are expanding our capabilities and capacity to identify and bring to market the technologies and guidance that customers—across a broad range of industries and specialized verticals—require to ensure a seamless transition into the AI era. We believe our focus on helping customers understand this intricate landscape, discover and define their unique AI value path, and realize its envisioned potential will enable us to serve as a trusted advisor and deliver a holistic approach to AI and automation that encompasses strategy, technical expertise, and integration.

●	Targeting customer segments. Through increased targeted marketing, we seek to expand the number of our active customers and generate additional sales to existing customers by providing more value-added services and solutions. We have also developed digital marketing capabilities, which include but are not limited to digital remarketing, digital buying guides, Google shopping integration, along with social media advertising and search engine optimization. All of these methods also help us to fine tune and optimize our Internet marketing campaigns that focus on select markets, such as healthcare, retail, finance, and manufacturing.

●	Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives and providing ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating our customers’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives with technical support on more complex sales opportunities through our group of technical solution specialists.

●	Migrating to cloud-based solutions for our customers. Cloud computing is a key driver of new IT spending as our customers seek scalable, cost-effective solutions. We plan to expand our cloud-based solution sales and assist our customers in navigating the complex and growing field of multicloud-solution offerings. This focus on cloud includes investing in the training and certification resources required to help our customers adopt and optimize cloud technologies. In 2023, we maintained Microsoft Azure Expert Managed Service Provider status—an exclusive designation that requires an intensive auditing process and a proven record of delivering exceptional customer service and in-depth technical expertise around core cloud competencies.

●	Pursuing strategic acquisitions and alliances. We seek acquisitions and alliances that add new customers, strengthen our product and solution offerings, add management talent, and produce operating results which are accretive to our core business earnings.

SERVICE AND SUPPORT

Since our founding in 1982, our primary objective has been to provide products and services that meet the demands and needs of our customers and to supplement those products with up-to-date product information and excellent customer service and support. We believe that offering our customers superior value, through a combination of product knowledge, consistent and reliable service and support, and leading products at competitive prices, differentiates us from other global solutions providers and serves as the foundation for developing a broad and loyal customer base.

We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first. Supplementing our sales force, our TSO offers in-depth technical support across a wide range of advanced technology solutions. These teams of engineers and solution architects design end-to-end IT solutions tailored to our customers’ unique environments and serve as technology consultants. Our TIDC ensures a superior customer experience, with seamless configuration, deployment, and support services. Product support technicians assist customers with questions concerning compatibility, installation, and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service. In-house TIDC technicians perform both warranty and non-warranty repair on most of the major systems and hardware products.

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

MARKETING AND SALES

We sell our products through our direct marketing channels to (i) SMBs including small office/home office customers, (ii) government and educational institutions, and (iii) medium-to-large businesses. We strive to be the primary supplier of IT products and solutions to our customers by providing exemplary customer service. We use multiple marketing approaches to reach existing and prospective customers, including:

●	outbound inside sales and field sales;

●	digital, web, and print media advertising; and

●	targeted marketing programs to specific customer populations.

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

Outbound Inside Sales and Field Sales. We seek to build loyal relationships with potential high-volume customers by assigning them to individual account managers. We believe that customers respond favorably to one-on-one relationships with personalized, well-trained account managers. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and targeted electronic communications, as well as other marketing materials designed to meet each customer’s specific IT needs. We pay most of our account managers a base annual salary plus incentive compensation. Incentive compensation is tied generally to gross profit dollars produced by the individual account manager.

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

For example, our Enterprise Solutions Segment’s business process and operations are primarily Web-based. Most of its corporate customers utilize a customized Web page to quickly search, source, and track IT products. Our Enterprise Solution business website aggregates the current available inventories of its largest IT suppliers into a single online source for its corporate customers. Its custom designed Internet-based system, MarkITplace™, provides corporate buyers with comparative pricing from several suppliers as well as special pricing arranged through the manufacturer.

The Internet supports three key business initiatives for us:

●	Customer choice — We have built our business on the premise that our customers should be able to choose how they interact with us - whether it be by telephone, or through the use of their desktop or mobile device via email or the Internet.

●	Lowering transactions costs — Our website tools include robust product search features and Internet Business Accounts (customized Web pages), which allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call our account managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not visited our websites first.

●	Leveraging the time of experienced sales representatives — Our investments in technology-based sales and service programs allow our sales representatives more time to build and maintain relationships with our customers and to help them to solve their business problems.

Operating Segments. We conduct our business operations through three operating segments: Enterprise Solutions, Business Solutions, and Public Sector Solutions.

Enterprise Solutions Segment. Through our custom designed Web-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing, evaluating, purchasing, and tracking a wide variety of IT products and services. Our strategy is to be the primary single source procurement portal for our large corporate customers.

Business Solutions Segment. Our principal target markets in this segment are small to medium-sized business customers. We use a combination of outbound inside sales, including some on-site sales solicitation by business development managers, and Internet sales through customized Internet Business Accounts, to reach these customers.

Public Sector Solutions Segment. We use a combination of outbound inside sales, including some on-site sales solicitation by business development managers, and Internet sales through customized Internet Business Accounts, to reach these customers. We target each of the four distinct market sectors within this segment—federal government, higher educational institutions, school grades K-12, and state and local governments.

The following table sets forth the relative distribution of net sales by operating segment for the periods presented:

	Years Ended December 31,
	2023	2022	2021
Operating Segment
Enterprise Solutions	42%	42%	43%
Business Solutions	38	40	38
Public Sector Solutions	20	18	19
Total	100%	100%	100%

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

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product and service offerings. We currently offer our customers over 460,000 IT products designed for business applications from more than 2,500 vendors. These products consist of hardware, including devices, peripherals, accessories, servers, and networking products, along with cloud solutions, software and services. We select the products and solutions we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. The following table sets forth our percentage of net sales for major product categories for the periods presented:

	Years Ended December 31,
	2023	2022	2021
Notebooks/Mobility	33%	37%	38%
Desktops	9	10	9
Software	12	9	10
Servers/Storage	7	7	7
Net/Com Products	10	7	7
Displays and Sound	9	10	10
Accessories	11	13	12
Other Hardware/Services	9	7	7
Total	100%	100%	100%

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

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Microsoft Corporation accounted for approximately 21%, 19%, and 11%, respectively, of our total product purchases in 2023. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 23%, 22%, and 15%, respectively, of our total product purchases in 2022. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 23%, 23%, and 12%, respectively, of our total product purchases in 2021. No other singular vendor supplied more than 10% of our total product purchases in 2023, 2022, and 2021. We believe that, while we may experience some short-term disruption if products from Ingram Micro, Inc., TD Synnex Corporation, Microsoft Corporation, Dell Inc., or any of these vendors become unavailable to us, alternative sources are available.

Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 13%, and 11%, respectively, of our total product purchases in 2023. Products manufactured by HP Inc., Dell Inc., Microsoft Corporation, and Lenovo represented approximately 14%, 13%, 12%, and 11% of our total product purchases in 2022. Products manufactured by HP Inc., Dell Inc., Microsoft Corporation, and Lenovo represented approximately 15%, 14%, 11%, and 10% of our total product purchases in 2021. No other singular product manufacturer produced more than 10% of our total product purchases in 2023, 2022, and 2021. We believe that in the event we experience either a short-term or permanent disruption of supply of Microsoft Corporation, HP Inc., or Dell Inc. products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Throughout the year, we saw continued improvement in the supply chain as constraints brought on by the COVID-19 pandemic were resolved and products now are generally in adequate supply.

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

We believe that we have excellent relationships with our vendors. We generally pay vendors within stated terms, or earlier when favorable cash discounts are offered. We believe our high volume of purchases enables us to obtain product pricing and terms that are competitive with those available to other global IT solutions providers. Although brand names and individual product offerings are important to our business, we believe that competitive products are available in substantially all of the merchandise categories offered by us.

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our 268,000 square foot technology TIDC in Wilmington, Ohio, we receive and ship inventory, configure and integrate technology solutions, provide depot maintenance and services, and process returned products. The TIDC features a state-of-the-art ISO 9001:2015-certified Configuration Lab that completed more than 500,000 custom configurations in 2023—including personal computing devices, servers, mobile devices, and networking hardware. Our technicians maintain extensive certifications and authorizations from all major manufacturers, with more than 90% of the TIDC team holding one or more CompTIA certifications. Through the TIDC, we are able to offer customers turnkey solutions for all of their IT needs, including hardware configuration, imaging and provisioning, asset management, remote management, white glove enrollment services, kitting, custom packaging, and depot repair services.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Order status with distributors is tracked online and a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. Products drop shipped by suppliers were 69%, 71%, and 72%, of net sales in 2023, 2022, and 2021, respectively. Electronic delivery for software licenses were approximately 12%, 9%, and 10% of total net sales in 2023, 2022, and 2021, respectively.

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

COMPETITION

The direct marketing and sale of IT-related products is highly competitive. We compete with other national solutions providers of IT products, including CDW Corporation, SHI, and Insight Enterprises, Inc., who are the current leaders in the space. We also compete with:

●	certain product manufacturers that sell directly to customers as well as some of our own suppliers, such as Apple, Dell Inc., HP Inc., and Lenovo;

●	software publishers, such as Microsoft Corporation, VMware, and Adobe;

●	distributors that sell directly to certain customers, such as Apple, Dell Inc., Lenovo, and HP Inc.;

●	companies that develop and deliver on bespoke AI projects, such as Palantir and Scale.ai;

●	local and regional VARs;

●	cloud providers, such as Amazon Web Services, Google and Microsoft Corporation;

●	large service providers and system integrators, such as Accenture, CGI, and IBM;

●	communications service providers, such as AT&T and Verizon;

●	various franchisers, office supply superstores, and national computer retailers, such as Office Depot and Staples; and

●	e-tailers, such as Amazon, with more extensive commercial online networks.

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include, among others, Connection®, PC Connection®, GovConnection®, MacConnection®, we solve IT®, Everything Overnight®, Mobile Connection®, Cloud Connection®, Education Connection®, MoreDirect™, WebSPOC®, Softmart®, GlobalServe®, Raccoon Character, Connection Cloud MarkITplace™, and their related logos and all iterations thereof. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use. For example, we recognize AI as a potentially transformational force and anticipate that AI will significantly impact our product offerings and the business operations of our clientele in the long term.

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

HUMAN CAPITAL

Our culture is reflected through our employees, who are driven to serve our customers, our partners, our communities and all of our stakeholders. We provide our employees with support, training, and engagement opportunities to build stronger and more diverse teams. Our culture—and the employees who share that culture with our customers and communities—are essential to our success and our ability to attract and retain top talent. Our Connection Cares initiative, launched in 2021, builds on the company’s long history of inclusivity and social responsibility with working groups focused on key areas: employee recognition, charitable giving, sustainability, and diversity, equity, and inclusion. Employees volunteer within these groups to share their ideas, conduct company-wide campaigns, and make a positive impact throughout the company and our wider community. These activities, and the formal structure to support them, help ensure we are able to offer a supportive work environment and corporate culture that today’s workforce demands.

We focus on the following key areas in hiring and developing our employees:

●	Training and Development. We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our employees’ careers. Our leadership program provides leadership trainings to our high-potential emerging leaders.

●	Total Rewards. We provide market competitive compensation aligned with company performance. We further align our sales representatives’ compensation to their individual performance by providing excellent commission opportunities. We provide a comprehensive benefits package to our employees, including medical coverage, retirement plans with matching contributions, tuition assistance, inclusive parental leave policies, adoption assistance, paid time off, paid volunteer hours, and wellness hours.

●	Oversight and Management. Our Board of Directors understands the importance of our inclusive, performance-driven culture to our ongoing success and is actively engaged with our President and Chief Executive Officer and our Senior Vice President of Human Resources across a broad range of human capital management topics.

As of December 31, 2023, we employed 2,703 persons (full-time equivalent), of whom 1,152 (including 332 management and support personnel) were engaged in sales-related activities, 616 were engaged in providing IT services and customer service and support, 607 were engaged in purchasing, marketing, and distribution-related activities, 124 were engaged in the operation and development of management information systems, and 204 were engaged in administrative and finance functions. We believe we have good relations with our employees. Our employees are not represented by a labor union, and, to date, we have never experienced a labor related work stoppage.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or SEC. The SEC maintains a website (http://www.sec.gov) that contains such reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website address is www.connection.com and our investor relations website is located at https://ir.connection.com/. We are not including the information contained in our website as part of, or incorporating by reference into, this Annual Report on Form 10-K. We make available free of charge through our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after we electronically file these materials with, or otherwise furnish them to, the SEC.

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

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services, such as cloud-based solutions and other virtual services, including SaaS, infrastructure as a service, or IaaS, platform as a service, or PaaS, device as a service, or DaaS, the internet of things, or IoT, and AI. We have been and will continue to be dependent on innovations in hardware, software and services, as well as the acceptance of those innovations by customers. Also, customers may delay spending while they evaluate new technologies. A decrease in the rate of innovation, a lack of acceptance of innovations by our customers or delays in technology spending by our customers, could have an adverse effect on our business, results of operations or cash flows.

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

The direct marketing industry and the computer products retail business, in particular, are highly competitive. We compete with other national solutions providers of hardware and software and computer related products, including CDW Corporation and Insight Enterprises, Inc., who are the current leaders in the space. Certain hardware and software vendors, such as Apple, Dell Inc., Lenovo, and HP Inc., who provide products to us, also sell their products directly to end users through their own direct sales force, catalogs, stores, and via the Internet. We also compete with computer retail stores and websites, who are increasingly selling to business customers and may become a significant competitor, including e-tailers, such as Amazon, with more extensive commercial online networks. As we continue to expand and mature our AI services, we compete with other companies that develop and deliver on bespoke AI projects, such as Palantir and Scale.ai. We compete not only for customers, but also for advertising support from IT product manufacturers. Some of our competitors have larger customer bases and greater financial, marketing, and other resources than we do. In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities, and adopt pricing policies that are more aggressive than ours. We expect competition to increase as retailers and solution providers who have not traditionally sold computers and related products enter the industry.

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

Generally, pricing is very aggressive in our industry, and we expect pricing pressures to escalate should economic conditions deteriorate or inflationary pressures increase in excess of the amounts our customers are willing to pay. An increase in price competition could result in a reduction of our profit margins. We may not be able to offset the effects of price reductions with an increase in the number of customers we serve, higher sales to existing customers, cost reductions, or otherwise. Such pricing pressures could result in the erosion of our market share, reduced sales, and reduced operating margins, any of which could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

Our business depends on the timely supply of products in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, armed conflicts, natural disasters, political or social unrest, pandemics or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities, could disrupt our supply chain. We could experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows.

Our supply chain is also exposed to risks related to international operations. While we purchase our products primarily in the markets we serve (for example, products for US customers are sourced in the US), our vendor partners manufacture or purchase a significant portion of the products we sell outside of the US, primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the US. Other events related to international activities that could cause disruptions to our supply chain include:

●	the imposition of additional trade law provisions or regulations, the adoption or expansion of trade restrictions, including new or expanded economic sanctions in response to the ongoing conflicts between Russia and Ukraine and in the Middle East;

●	the imposition of additional duties, tariffs and other charges on imports and exports, including any resulting retaliatory tariffs or charges and any reductions in the production of products subject to such tariffs and charges;

●	foreign currency fluctuations; and

●	restrictions on the transfer of funds.

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

Failure to provide high quality services to our clients could adversely affect our reputation, brand, business, results of operations or cash flows.

Our services include end-to-end technical configuration services related to the design, configuration, and implementation of IT solutions as well as warranties. In addition, we deliver and manage mission critical software, systems and network solutions for our customers. We also offer certain services, such as asset assessment, implementation, maintenance, and disposal services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high quality services to our customers or such services result in an unplanned disruption of our customers’ businesses, this could, among other things, result in legal claims and proceedings and liability for us. As we expand our services and solutions offerings and provide increasingly complex services and solutions, we may be exposed to additional operational, regulatory and other risks. We could also incur liability for failure to comply with the rules and regulations applicable to new services and solutions we provide to our customers. The occurrence of any such failure could adversely affect our reputation, brand, business, results of operations or cash flows.

General economic and political conditions, including unfavorable conditions in a business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services.

Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business investment, loss of consumer confidence, and fiscal uncertainty. Weak economic conditions generally or any broad-based reduction in IT spending would further adversely affect our business, operating results and financial condition. A prolonged slowdown in the global economy, including the possibility of recession or financial market instability or similar crisis, or in a business or industry sector, or the tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). For example, our customers exercised greater caution and selectivity with their short-term IT investment plans during 2023, which resulted in lower than anticipated sales across our customer base. Such events have in the past had and may in the future have a material adverse effect on our business, financial condition and results of operations. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our credit facility.

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

We acquire a majority of our products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business. We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. Although we purchase from a diverse vendor base, product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Microsoft Corporation accounted for approximately 21%, 19%, and 11%, respectively, of our total product purchases in 2023. No other singular vendor supplied more than 10% of our total product purchases in the year 2023. If we are unable to acquire products, or if we experienced a change in business relationship with any of these vendors, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 13%, and 11%, respectively, of our total product purchases in 2023. No other singular product manufacturer produced more than 10% of our total product purchases in the year 2023. We believe that in the event we experience either a short-term or permanent disruption of supply of Microsoft Corporation, HP Inc., or Dell Inc. products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

We typically do not have long-term contracts with our vendor partners. As such, substantially all of these arrangements with partners are easily terminable, and there can be no assurance that manufacturers and publishers will continue to sell or will not limit or curtail the availability of their product to resellers like us. Most of our product vendors provide us with trade credit, of which the amount outstanding at December 31, 2023 was $263.7 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

The manner in which IT hardware and software is distributed and sold is changing, and new methods of distribution and sale have emerged, including distribution through cloud-based and other virtual solutions. In addition, hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. Some of our vendors, including Apple, Dell Inc., HP Inc., and Lenovo, currently sell some of their products directly to end users and have stated their intentions to increase the level of such direct sales. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end users. An increase in the volume of products sold through or used by consumers of any of these competitive programs, or our inability to effectively adapt our business to increased electronic distribution of products and services to end users could have a material adverse effect on our results of operations.

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

We test goodwill for impairment each year and more frequently if potential impairment indicators arise. Although the fair value of our Enterprise Solutions and Business Solutions reporting units exceeded their carrying value at our annual impairment test, should the financial performance of a reporting unit not meet expectations due to the economy or otherwise, we would likely adjust downward expected future operating results and cash flows. Such adjustment may result in a determination that the carrying value of goodwill and other intangibles for a reporting unit exceeds its fair value. This determination may in turn require that we record a significant non-cash charge to earnings to reduce the $73.6 million aggregate carrying amount of goodwill held by our Enterprise Solutions and Business Solutions reporting units, resulting in a negative effect on our results of operations.

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

We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases. For example, the COVID-19 pandemic dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility. As discussed in our prior Form 10-K and Form 10-Q filings, our operations were impacted by the COVID-19 pandemic and its related economic challenges. However, we have worked hard to address and mitigate adverse impacts attributable to COVID-19, and we do not currently anticipate significant additional direct impacts from the pandemic itself on our operations. Nonetheless, we cannot predict the future course of events.

If, for example, a new health epidemic or outbreak were to occur, we likely would experience broad and varied impacts, including potentially to our workforce and supply chain, with inflationary pressures and increased costs (which may or may not be fully recoverable), schedule or production delays, market volatility and other financial impacts. If any or all of these items were to occur, we could experience adverse impacts on our overall performance, operations and financial results. Given the tremendous uncertainties and variables, we cannot at this time predict the impact of any future health epidemics, pandemics or similar outbreaks, but any one could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

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

Our business also involves the use, storage and transmission of proprietary information and sensitive or confidential data, including personal information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, the evolving nature of threats to data security, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering, and forgery make it increasingly challenging to anticipate and adequately mitigate these risks. The risk of cyber incidents could also be increased by cyberwarfare in connection with the ongoing conflicts between Russia and Ukraine and in the Middle East, including potential proliferation of malware from the conflict into systems unrelated to the conflict.

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

We depend on the accuracy and proper use of our management information systems, including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including:

●	our ability to purchase, sell, and ship products efficiently and on a timely basis;

●	our ability to manage inventory and accounts receivable collection; and

●	our ability to maintain our operations.

Our management information systems require continual upgrades to effectively manage our operations and customer database. Although we maintain some redundant systems, with full data backup, a significant component of our computer and telecommunications hardware is located in a single facility in New Hampshire, and a substantial interruption in our management information systems or in our telephone communication systems, including those resulting from extreme weather and natural disasters, as well as power loss, telecommunications failure, or similar events, would substantially hinder our ability to process customer orders and thus could have a material adverse effect on our business.

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

Patricia Gallup, our principal stockholder, beneficially owned or controlled, in the aggregate, approximately 55% of the outstanding shares of our common stock as of December 31, 2023. Because of her beneficial stock ownership, the stockholder can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholder can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by her in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our unaffiliated public stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established processes, procedures, and controls to identify, manage, assess, and mitigate material risks from cybersecurity threats which are designed to help protect our information assets and operations from internal and external cyber threats by understanding and seeking to manage risk while ensuring business resiliency, protecting employee and customer information from unauthorized access or attack, and securing our networks, systems, devices, products, and services, or our Cybersecurity Risk Mitigation Practices. We conduct tests on our systems and incident simulations to help discover potential vulnerabilities and ensure the effectiveness of our Cybersecurity Risk Mitigation Practices. We engage external parties, including consultants, independent privacy assessors, computer security firms, and risk management and governance experts, to enhance our cybersecurity oversight. We also regularly consult with industry groups on emerging industry trends. In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we have a third-party risk management program designed to help protect against the misuse of information technology by third parties and business partners.

As of the date of this Annual Report Form 10-K, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed under “Item 1A. Risk Factors,” specifically the risks titled “Cyberattacks or the failure to safeguard personal information and our IT systems could result in liability and harm our reputation, which could adversely affect our business” and “Our business could be materially adversely affected by system failures, interruption, integration issues, or security lapses of our IT systems or those of our third-party providers,” the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Cybersecurity Governance and Oversight

Our Cybersecurity Risk Mitigation Practices are managed on a day-to-day basis by members of our Information Security Steering Committee, or the Committee, and are overseen by our Board of Directors. The Committee is composed of senior management, including our Chief Information Officer and Chief Financial Officer, and senior vice presidents from various areas of the organization including IT, compliance, legal, operations and human resources, including the Vice President of Information Security and Compliance. The Vice President of Information Security and Compliance has over 40 years of IT experience and is a certified information systems security professional.

As part of the administration of our Cybersecurity Risk Mitigation Practices, the Committee is tasked with managing and mitigating our exposure to cybersecurity threats, creating our cybersecurity policies, and establishing short and long-

term cybersecurity goals and objectives that are designed to protect our information systems. The Committee is also responsible for planning ordinary course security projects and initiatives aimed at ensuring that our organizational leaders are informing our employees about our cybersecurity policies and about cybersecurity basic practices. On a periodic basis, the Committee meets to review the performance and effectiveness of our Cybersecurity Risk Mitigation Practices.

Members of the Committee will present the results of the periodic performance and effectiveness review to our Board of Directors, who oversee our risk management processes directly and through its committees. These results, along with other cybersecurity topics including updates on previously identified material cybersecurity threats or incidents, are presented at regularly scheduled meetings. Members of the Committee will also notify our Board of Directors between such meetings regarding significant new cybersecurity threats or incidents.

Item 2. Properties

In December 1997, we entered into a lease agreement for our corporate headquarters located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated company, G&H Post, which is related to us through common ownership, or the Merrimack lease. The Merrimack lease was most recently amended in May 2014 to, among other things, extend the expiration date of the lease to November 2023. We have continued to occupy our corporate headquarters following the expiration of the lease and make rent payments to G&H Post in the amount provided for in the amended Merrimack lease. We have also continued to pay the real estate taxes, insurance, and common area maintenance charges which were required under the Merrimack lease.

We also entered into a lease for an office facility adjacent to our corporate headquarters in August 2008 from the same affiliated company, G&H Post, or the Second Merrimack lease, which is used by our Public Sector Solutions Segment. The Second Merrimack lease included an initial term of ten years and provided us two options to extend the term of the Second Merrimack lease each for an additional two years. We exercised both options to extend the Second Merrimack lease, extending the lease until July 2022. Following the expiration of the Second Merrimack lease, we have continued to occupy the office facility adjacent to our corporate headquarters and make rent payments to G&H Post in the amount provided for in the Second Merrimack lease. We also have continued to pay the real estate taxes, common area maintenance charges, and insurance premiums which were required under the Second Merrimack lease.

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

Item 3. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various legal proceedings and claims. While we are unable to predict the outcome of these matters, we do not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN”. As of February 15, 2024, there were 26,361,133 shares of our common stock outstanding, held by approximately 37 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

Dividends

The following table summarizes our 2023 quarterly dividends paid (in millions, except per share data):

Dividend per Share	Declaration Date	Record Date	Payment Date	Total Dividend
$0.08	February 9, 2023	February 21, 2023	March 10, 2023	$2.1
$0.08	May 4, 2023	May 16, 2023	June 2, 2023	$2.1
$0.08	August 2, 2023	August 15, 2023	September 1, 2023	$2.1
$0.08	October 31, 2023	November 14, 2023	December 1, 2023	$2.1

On February 14, 2024, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.10 per share. The dividend will be paid on March 15, 2024 to all stockholders of record as of the close of business on February 27, 2024. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares our annual percentage change in cumulative total return on shares of our common stock over the past five years with the cumulative total return of companies comprising the NASDAQ Composite Index and the NASDAQ US Benchmark TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2018, and that dividends received were immediately invested in additional shares of our common stock. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. The NASDAQ US Benchmark TR Index replaces the NASDAQ US Benchmark Retail TR Index in this analysis and going forward, as we determined that this index is a more accurate representation of our peers. The NASDAQ US Benchmark Retail TR Index has been included with this analysis for 2023.

	Base Period	Years Ended
Company Name / Index	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23
PC Connection, Inc.	100.00	168.05	160.01	150.02	164.12	236.74
Nasdaq Stock Market-Composite	100.00	136.69	198.10	242.03	163.28	236.17
Nasdaq US Benchmark TR Index	100.00	131.17	159.07	200.26	160.75	203.23
Nasdaq US Benchmark Retail TR Index	100.00	125.41	177.06	210.50	143.12	197.92

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to promote an understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This section discusses the results of operations for the year ended December 31, 2023 and year-to-year comparison between the year ended December 31, 2023 and the year ended December 31, 2022. Discussion of the year ended December 31, 2022 and the year-to-year comparison between the year ended December 31, 2022 and the year ended December 31, 2021 can be found in Part II, Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022. Our MD&A also includes discussion of certain forward-looking trends and other statements that predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Cautionary Note Concerning Forward-Looking Statements” and “Item 1A. Risk Factors.”

OVERVIEW

We are a Fortune 1000 Global Solutions Provider that simplifies the IT customer experience, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. In 2023, we restructured and combined our Technology Solutions Group and Technical Sales Organization into one organization to be referred to as our TSO. Our TSO and state-of-the-art TIDC, with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

The “Connection®” brand includes Connection Enterprise Solutions, Connection Business Solutions, and Connection Public Sector Solutions, which provide IT solutions and services to enterprise, SMBs, and public sector markets.

Financial results for each of our segments are included in the financial statements attached hereto. We generate sales through (i) outbound inside sales and field sales contacts by sales representatives focused on the business, educational, healthcare, retail, manufacturing, and government markets, (ii) our websites, and (iii) direct responses from customers responding to our advertising media. We offer a broad selection of over 460,000 products at competitive prices, including products from vendors like Apple, Cisco, Dell Inc., Hewlett-Packard Inc., Hewlett-Packard Enterprise, Intel, Lenovo, Microsoft Corporation, and VMware, and we partner with more than 2,500 suppliers. We are able to leverage our state-of-the art logistic capabilities to rapidly ship product to customers.

As a value-added reseller in the IT supply chain, we do not manufacture IT hardware or software products. We are dependent on our suppliers—manufacturers and distributors that historically have only sold to resellers rather than directly to end users. However, certain manufacturers have, on multiple occasions, sold or attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to and, in some cases successfully, eliminate our role. We believe that the success of these direct sales efforts by manufacturers will depend on their ability to meet our customers’ ongoing demands and provide solutions to meet their needs. We believe more of our customers are seeking out comprehensive and integrated IT solutions, rather than the ability to acquire specific IT products on a one-off basis. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to our customers’ individual needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our TSO, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and gross margin improvements in this competitive environment.

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

To support future growth, we have invested and expect to continue to invest in our IT solutions business, which requires the addition of highly skilled service engineers. Although we expect to realize the ultimate benefit of higher-margin service revenues under this multi-year initiative, we believe that our cost of services will increase as we add additional service engineers. If our service revenues do not grow enough to offset the cost of these headcount additions, our operating results may be negatively impacted.

Market conditions and technology advances significantly affect the demand for our products and services. Virtual delivery of software products and advanced Internet technology providing customers enhanced functionality have substantially increased customer expectations, requiring us to invest on an ongoing basis in our own IT infrastructure to meet these new demands.

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality.

Trends and Key Factors Affecting our Financial Performance

●	As the AI market continues to evolve, it is difficult to predict and forecast its potential impact on our business and results of operations in the future. We may be required to make significant investments to keep up with increasing competition surrounding AI. Additionally, potential issues with the AI products we sell could have an adverse effect on our business and results of operations in the future.

●	Inflation due to, among other things, higher interest rates and the uncertain economic environment, impacts product costs and wages. The increased product costs and wages due to inflation may adversely affect our business, financial condition and results of operations. If product costs and wages increase significantly or for an extended period of time, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting customer demand.

●	The Federal Reserve increased interest rates in 2023, but it is anticipated that interest rates will remain steady and potentially decrease in 2024. Although we don’t have any borrowing under our credit facility, should we need to borrow in the future, we may be exposed to high interest rates. Additionally, if interest rates were to decrease, our interest income on our cash equivalents and short-term investments would also decrease.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Net sales (in millions)	$2,850.6	$3,125.0	$2,892.6
Gross margin	18.0%	16.8%	16.1%
Selling, general and administrative expenses	14.2	13.0	12.7
Income from operations	3.6	3.9	3.3

Net sales of $2,850.6 million in 2023 reflected a decrease of $274.4 million compared to 2022, which was driven by lower net sales for our Enterprise Solutions and Business Solutions segments as shown in the table on page 34 of this Annual Report on Form 10-K. The decrease in net sales was primarily driven by a decrease in demand for end-point devices resulting in a decrease in net sales of notebooks/mobility of $205.2 million. Net sales of accessories, displays and sound, and desktops also decreased year-over-year, as shown in Note 2 of the Consolidated Financial Statements. Gross profit decreased year-over-year by $14.5 million as shown in the table on page 34 of this Annual Report on Form 10-K, primarily due to the decrease in net sales. Gross margin increased year-over-year by 120 basis points as shown in the above table primarily due to an increase in net sales of higher margin products, such as software and services, which are recognized on a net basis, and net/com products, relative to lower margin products, such as notebooks/mobility and desktops, as evidenced in the below product mix table. SG&A expenses remained consistent year-over-year in dollars but increased as a percentage of net sales primarily due to the decrease in net sales. Operating income decreased year-over-year both in dollars and as a percentage of net sales by $17.4 million and 60 basis points, respectively, primarily as a result of the decrease in net sales.

Sales Distribution

The following table sets forth our percentage of net sales by operating segment and product mix:

	Years Ended December 31,
	2023	2022	2021
Operating Segment
Enterprise Solutions	42%	42%	43%
Business Solutions	38	40	38
Public Sector Solutions	20	18	19
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	33%	37%	38%
Desktops	9	10	9
Software	12	9	10
Servers/Storage	7	7	7
Net/Com Products	10	7	7
Displays and Sound	9	10	10
Accessories	11	13	12
Other Hardware/Services	9	7	7
Total	100%	100%	100%

Gross Margins

The following table summarizes our overall gross margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2023	2022	2021
Operating Segment
Enterprise Solutions	14.9%	14.7%	14.5%
Business Solutions	23.0	20.1	19.2
Public Sector Solutions	14.9	14.4	13.3
Total Company	18.0%	16.8%	16.1%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third-party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our most significant operating expenses for the last three years (dollars in millions):

	Years Ended December 31,
($ in millions)	2023	2022	2021
Personnel costs	$311.6	$308.4	$277.8
Advertising	22.4	20.2	15.8
Service contracts/subscriptions	21.0	19.7	17.3
Professional fees	12.9	15.3	16.4
Depreciation and amortization	12.7	12.0	12.2
Facilities operations	8.2	8.6	8.3
Credit card fees	6.7	6.9	7.0
Other	10.4	14.5	13.3
Total SG&A expense	$405.9	$405.6	$368.1
As a percentage of net sales	14.2%	13.0%	12.7%

Restructuring and other charges

During the year ended December 31, 2023, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred restructuring and other charges of $2.7 million for the year ended December 31, 2023. These restructuring charges were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2023. The Company is currently evaluating additional restructuring activities for 2024 and beyond. There were no restructuring related costs incurred for the years ended December 31, 2022 and 2021.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2023		2022
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$1,201.1	42.2%	$1,324.4	42.4%	$(123.3)	(9.3)%
Business Solutions	1,075.6	37.7	1,245.3	39.8	(169.7)	(13.6)
Public Sector Solutions	573.9	20.1	555.3	17.8	18.6	3.3
Total	$2,850.6	100.0%	$3,125.0	100.0%	$(274.4)	(8.8)%
Gross Profit:
Enterprise Solutions	$178.9	14.9%	$195.1	14.7%	$(16.2)	(8.3)%
Business Solutions	247.1	23.0	250.9	20.1	(3.8)	(1.5)
Public Sector Solutions	85.7	14.9	80.2	14.4	5.5	7.0
Total	$511.7	18.0%	$526.2	16.8%	$(14.5)	(2.7)%

Net sales decreased by 8.8% to $2,850.6 million in 2023 from $3,125.0 million in 2022, as explained below:

●	Net sales of $1,201.1 million for the Enterprise Solutions segment reflect a decrease of $123.3 million, or 9.3%, year-over-year, primarily due to a decrease in demand of end-point devices. Net sales of notebooks/mobility, accessories, desktops, and displays and sound decreased year-over-year by $70.5 million, $47.0 million, $27.8 million, and $25.9 million, respectively. These decreases were partially offset by increases in net sales of net/com products, software, and other hardware/services of $26.5 million, $16.2 million, and $4.8 million, respectively.

●	Net sales of $1,075.6 million for the Business Solutions segment reflect a decrease of $169.7 million, or 13.6% year-over-year, primarily due to a decrease in demand of end-point devices. Net sales of notebooks/mobility, displays and sound, accessories, desktops, servers/storage, and other hardware/services decreased year-over-year by $121.3 million, $26.5 million, $21.5 million, $14.8 million, $13.0 million, and $5.6 million, respectively. These decreases were partially offset by increases in net sales of net/com products and software of $23.0 million and $9.9 million, respectively.

●	Net sales of $573.9 million for the Public Sector Solutions segment reflect an increase of $18.6 million, or 3.3%, year-over-year. The increase was primarily driven by an increase in sales to federal governments, partially offset by a decrease of sales to state and local government and educational institutions. Net sales of net/com products, software, and other hardware/services increased year-over-year by $29.9 million, $11.3 million, and $6.8 million, respectively. These increases were partially offset by decreases in net sales of notebooks/mobility, accessories, and displays and sound of $13.5 million, $8.4 million, and $7.6 million, respectively.

Gross profit decreased by 2.7% to $511.7 million in 2023, while gross margin increased by 120 basis points to 18.0% in 2023, as explained below:

●	Gross profit for the Enterprise Solutions segment decreased $16.2 million, or 8.3% year-over-year as referenced in the above table. This decrease was primarily due to the 9.3% decrease in net sales. Gross margin increased 20 basis points compared to the prior year primarily due to an increase in net sales of higher margin products, such as net/com products and software, which is recognized on a net basis, relative to lower margin products, such as notebooks/mobility and accessories.

●	Gross profit for the Business Solutions segment decreased $3.8 million, or 1.5% year-over-year as referenced in the above table. This decrease was primarily a result of a 13.6% decrease in net sales. Gross margin increased 290 basis points compared to the prior year primarily due to an increase in net sales of higher margin products, such as software, which is recognized on a net basis, and net/com products, relative to lower margin products, such as notebooks/mobility and displays and sound.

●	Gross profit for the Public Sector Solutions segment increased by $5.5 million, or 7.0% year-over-year as referenced in the table on the previous page, primarily as a result of higher net sales in the current period. Gross margin increased 50 basis points compared to the prior year primarily due to an increase in net sales of higher margin products, such as net/com products and software, which is recognized on a net basis, relative to lower margin products, such as notebooks/mobility, accessories, and displays and sound.

SG&A expense in 2023 remained consistent year-over-year in dollars but increased as a percentage of net sales. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other group expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2023		2022
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Enterprise Solutions	$138.5	11.5%	$141.5	10.7%	$(3.0)	(2.1)%
Business Solutions	170.9	15.9	171.5	13.8	(0.6)	(0.3)
Public Sector Solutions	83.6	14.6	79.1	14.2	4.5	5.7
Headquarters/Other, unallocated	12.9		13.5		(0.6)	(4.5)
Total	$405.9	14.2%	$405.6	13.0%	$0.3	0.1%

●	SG&A expenses for the Enterprise Solutions segment decreased in dollars but increased as a percentage of net sales. The year-over-year decrease in SG&A dollars was primarily attributable to decreases in the use of Headquarter services, personnel costs, and other expenses of $1.8 million, $1.8 million, and $1.1 million, respectively. The Headquarter services include services related to finance, distribution center, human resources, IT, marketing, and product management. These decreases were partially offset by an increase in advertising costs of $2.4 million. SG&A expenses as a percentage of net sales were 11.5% for the Enterprise Solutions segment for the year ended December 31, 2023, which reflects an increase of 80 basis points and is primarily due to the decrease in net sales.

●	SG&A expenses for the Business Solutions segment remained consistent in dollars but increased as a percentage of net sales. The year-over-year increase in personnel costs of $3.8 million related to investments in resources to strengthen our sales organization was offset by decreases in the use of Headquarter services, other expenses, and advertising costs of $2.4 million, $0.7 million, and $0.6 million, respectively. SG&A expenses as a percentage of net sales were 15.9% for the Business Solutions segment for the year ended December 31, 2023, which reflects an increase of 210 basis points and is primarily due to the decrease in net sales.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars and as a percentage of net sales. The increase in SG&A dollars year-over-year is primarily attributable to an increase in personnel costs of $5.0 million related to investments in resources to strengthen our sales organization. This increase was partially offset by a decrease in the use of Headquarter services of $1.2 million. SG&A expenses as a percentage of net sales were 14.6% for the Public Sector Solutions segment for the year ended December 31, 2023, which reflects an increase of 40 basis points and is consistent with the 5.7% increase in SG&A expenses compared to just a 3.3% increase in net sales.

●	SG&A expenses for the Headquarters/Other group decreased by $0.6 million primarily due to decreases in personnel costs and professional fees of $3.9 million and $2.5 million, respectively. These decreases were partially offset by an increase in unallocated Headquarter services of $5.4 million.

Income from operations for the year ended December 31, 2023 decreased to $103.2 million, compared to $120.6 million for the same period in the prior year, primarily due to the decreases in net sales and gross profit explained above.

Income from operations as a percentage of net sales decreased to 3.6% for the year ended December 31, 2023, compared to 3.9% of net sales for the same period in the prior year, primarily due to the decreases in net sales and gross profit.

Other income, net for the year ended December 31, 2023 increased to $10.0 million, compared to $1.1 million for the same period in the prior year, primarily due to an increase in interest income of $8.9 million as a result of higher cash equivalent balances and interest rates on short-term investments.

Income taxes. Our provision for income taxes for the year ended December 31, 2023 was $29.8 million, compared to $32.4 million for the same period in the prior year. The decrease in our provision for income taxes was primarily due to the decrease in income from operations, partially offset by the increase in other income, net. Our effective tax rate was 26.4% for the year-ended December 31, 2023, compared to 26.7% for the year ended December 31, 2022.

Net income decreased by $5.9 million to $83.3 million for the year ended December 31, 2023, from $89.2 million in the prior year, primarily due to the decreases in net sales and gross profit, partially offset by an increase in other income, net in the current year, as explained above.

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

We believe that funds generated from operations, together with available capacity under our credit facility, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months and beyond such twelve calendar month period. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.

We expect to meet our cash requirements for 2024 and beyond through a combination of cash on hand, short-term investments, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash on Hand. As of December 31, 2023, we had $145.0 million in cash and cash equivalents.

●	Short-term Investments. As of December 31, 2023, we had $152.2 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

●	Credit facility. As of December 31, 2023, no borrowings were outstanding under our $50.0 million credit facility, which is available until March 2025. Accordingly, our entire line of credit was available for borrowing as of December 31, 2023. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of December 31, 2023, we were in compliance with the covenants of our credit facility.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While we do not anticipate needing any additional sources of financing to fund our operations at this time, if demand for IT products declines, or our customers are materially adversely impacted by the developing macroeconomic trends characterized by inflation and increased interest rates, our cash flows from operations may be substantially affected. For additional discussion see related risks listed under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$197.9	$34.9	$57.8
Net cash used in investing activities	(160.2)	(9.1)	(8.7)
Net cash used in financing activities	(15.7)	(11.2)	(36.4)
Increase in cash and cash equivalents	$22.0	$14.6	$12.7

Cash provided by operating activities was $197.9 million for the year ended December 31, 2023, which resulted primarily from $83.3 million of net income, $18.4 million of other non-cash charges added back to net income (including $12.7 million of depreciation and amortization and $7.0 million of stock-based compensation expense), an $84.5 million decrease in inventory, and a $31.1 million increase in accounts payable. These factors that contributed to the positive inflow of cash from operating activities were partially offset by a decrease in accrued expenses and other liabilities of $11.8 million and an increase in prepaid expenses and other current assets of $8.5 million. The decrease in inventory was primarily due to a decrease in the amount of inventory we purchased, combined with the delivery of inventory held associated with the continued fulfillment of orders in 2023 that were in backlog during 2022. The increase in accounts payable was primarily driven by the timing of payments. Cash provided by operating activities for the year ended December 31, 2022 resulted primarily from cash provided by net income of $89.2 million and $19.6 million of other non-cash charges added back to net income, including $12.0 million of depreciation and amortization, partially offset by increases in account payable and accrued expenses of $49.1 million and $14.7 million, respectively.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2023	2022
Days of sales outstanding (DSO)(1)	73	70
Days of supply in inventory (DIO)(2)	20	31
Days of purchases outstanding (DPO)(3)	(42)	(35)
Cash conversion cycle	51	66

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

The cash conversion cycle decreased to 51 days for the quarter ended December 31, 2023, compared to 66 days for the quarter ended December 31, 2022, as evidenced in the above cash conversion table. The increase in DSO is primarily due to increased netted product sales which reduces the revenue, but not the receivable balance. The decrease in DIO is consistent with the decrease in inventory discussed above. The increase in DPO is consistent with the increase in accounts payable discussed above.

Cash used in investing activities for the year ended December 31, 2023 consisted of $150.6 million of purchases of short-term U.S. Government treasury securities and $9.6 million of purchases of property and equipment. The property and equipment expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. Cash used in investing activities for the prior year consisted of $9.1 million of purchases of property and equipment.

Cash used in financing activities for the year ended December 31, 2023 consisted of $88.2 million of aggregate borrowings and repayments under our credit facility, $5.4 million of treasury repurchases, $8.4 million of dividend payments, $1.1 million of issuances of stock under the 1997 Employee Stock Purchase Plan, and $3.0 million of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities consisted primarily of $8.9 million in special dividend payments.

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

Credit facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of December 31, 2023, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under this facility bear interest at the greatest of (i) the prime rate (8.50% at December 31, 2023), (ii) the federal funds effective rate plus 0.50% per annum and (iii) the daily Bloomberg Short-Term Bank Yield Index, or BSBY Rate, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. In addition, we have the option to increase our borrowing capacity under the credit facility up to an additional $30.0 million provided that we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity”. We did not have any borrowings outstanding under the credit facility as of December 31, 2023.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current in our consolidated balance sheet. As of December 31, 2023, the entire $50.0 million facility was available for borrowing.

Operating Leases. We lease facilities from our principal stockholders and facilities from third parties under non-cancelable operating leases. Certain leases require us to pay real estate taxes, insurance, and common area maintenance charges. See “Item 2. Properties” of this Annual Report on Form 10-K for additional information regarding our operating leases.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to manage costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Credit facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of December 31, 2023, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization,

and Special Charges, or Adjusted EBITDA, for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the fourth quarter of 2023, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2023. Future decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowings under the line of credit.

●	Minimum Consolidated Net Worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $603.1 million at December 31, 2023, whereas our actual consolidated stockholders’ equity at that date was $840.8 million.

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

Amounts recognized on a net basis included in net sales for such third-party services, agency sales, and off-premise software transactions were $141.8 million, $127.5 million, and $103.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

We estimate the standalone selling price, or SSP, for each distinct performance obligation when a single arrangement contains multiple performance obligations and the fulfillment occurs at different points in time. We maximize the use of observable inputs in the determination of the estimate for SSP for the items that we do not sell separately, including on-premise licenses sold with software maintenance, and IT products sold with ESPs. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

We provide our customers with a limited thirty-day right of return, which is generally limited to defective merchandise, and gives rise to variable consideration. Revenue is recognized based on the most likely amount to which we are expected to be entitled. The estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty is resolved. We make estimates of product returns based on significant historical experience. We record our sales return reserve as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses and as a reduction of cost of sales and an associated right of return asset. At December 31, 2023, we recorded sales reserves of $3.1 million and $0.1 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2022, we recorded sales reserves of $3.8 million and $0.1 million as components of accounts receivable and accrued expenses, respectively.

We regularly evaluate the adequacy of our estimates for product returns. Future market conditions and product transitions may require us to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, we would be required to increase or reduce revenue to reflect the impact.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current creditworthiness. Our allowance for credit losses is generally computed by (1) applying specific percentage reserves on accounts that are past due, and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial conditions of certain customers were to deteriorate, or if we noted there was a lengthening of the timing of the settlement of receivables that was symptomatic of a general deterioration in the ability of our customers to pay, we would have to increase our allowance for credit losses. This would negatively impact our earnings. Our cash flows would be impacted to the extent that receivables could not be collected.

We continued to improve on our collection efforts in 2023. Our bad debt expense for the year ended December 31, 2023 decreased to $1.8 million, compared to $3.3 million for the year ended December 31, 2022.

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

Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $3.3 million in 2023 and $2.8 million in 2022.

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

Estimates are used to determine the quarterly inventory allowance provision. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our provision for inventory obsolescence was $2.4 million, $4.3 million, and $3.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. We recorded obsolescence charges of $2.8 million, $3.3 million, and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

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

Our Enterprise Solutions and Business Solutions segments hold $66.2 million and $7.4 million of goodwill, respectively. We test goodwill for impairment each year and more frequently if potential impairment indicators arise. In 2023 and 2022, we performed a “step 0” qualitative analysis. Accounting Standards Codification 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events. Based on the qualitative analysis, the Company determined goodwill was not impaired as of December 31, 2023 and 2022. While we believe that our conclusions are reasonable, different assumptions could materially affect our valuations and result in impairment charges against the carrying values of those remaining assets in our Enterprise Solutions and Business Solutions segments.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in cash equivalents and short-term investments, generally with maturities of less than one year. In addition, our credit facility provides for borrowings which bear interest at the greatest of (i) the prime rate (8.50% at December 31, 2023), (ii) the federal funds effective rate plus 0.50% per annum and (iii) the daily BSBY Rate plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our bank of line credit, along with our cash equivalents and short-term investments exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Our average outstanding borrowings during 2023 were minimal, and as such a hypothetical 10% increase or decrease in interest rates is not material. While the nature of our short-term investments protects us from changes in short-term interest rates, a change in short-term interest rates could affect the fair value of our short-term investments. However, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material. Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be subject to inflation in the future.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on their assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2023. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PC Connection, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 7, 2024 expressed an unqualified opinion on those financial statements.

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

March 7, 2024

Item 9B. Other information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

In addition to the information included below, the information required by this item, which is included under the headings “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics Policy,” “Director Candidates,” and “Board Committees – Audit Committee” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC, or Proxy Statement, is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Annual Report on Form 10-K, the Proxy Statement is not being filed as a part hereof.

Information about our Executive Officers

Our executive officers and their ages as of March 7, 2024 are as follows:

Name	Age	Position
Patricia Gallup	69	Chair and Chief Administrative Officer
Timothy McGrath	65	President and Chief Executive Officer
Thomas Baker	58	Senior Vice President, Chief Financial Officer and Treasurer

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

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
4.2(4)	Description of Securities Registered Under Section 12 of the Exchange Act
10.1(3)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2(5)*	2020 Stock Incentive Plan, as amended.
10.3(6)*	Amended and Restated 2007 Stock Incentive Plan, as amended.
10.4(7)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.5(8)*	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan.
10.6(8)*	Form of Nonstatutory Stock Option Agreement for 2007 Stock Incentive Plan.
10.7(9)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.8(9)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.9(10)	Form of Stock Equivalent Unit Agreement for 2007 Amended and Restated Stock Incentive Plan.
10.10(11)*	Director Compensation and Executive Bonus Plan, as amended.
10.11(3)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.12(12)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.
10.13(13)

Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.14(14)

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

10.16(16)	Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3188 Progress Way, Building 11, Wilmington, Ohio.
10.17(17)*	Employment Agreement, dated March 1, 2019, between the Registrant and Thomas Baker.
10.18(18)

Amendment No. 1, dated April 16, 2015, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH.

10.19(19)	Form of Restricted Stock Units for 2020 Stock Incentive Plan.
10.20(20)

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

10.21(21)	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Timothy McGrath, as amended.
10.22(21)	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Thomas Baker, as amended.
10.23(5)	Fourth Amendment, dated June 13, 2023, to the Third Amended and Restated Credit and Security Agreement, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

21.1**	Subsidiaries of Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback Policy.
101.INS **	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH **	Inline XBRL Taxonomy Extension Schema Document.
101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	Inline XBRL Taxonomy Label Linkbase Document.
101.PER **	Inline XBRL Taxonomy Presentation Linkbase Document.
104 **	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63272) on Form S-4 filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on January 9, 2008.
(3)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-41171) on Form S-1 filed under the Securities Act of 1933.
(4)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, filed on February 6, 2020.
(5)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 2, 2023.
(6)	Incorporated by reference from Appendix A filed with the Company’s proxy statement pursuant to Section 14(a), File Number 0-23827, filed on April 9, 2019.
(7)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, filed on March 6, 2023.
(8)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 10, 2007.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on November 10, 2010.
(10)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on August 8, 2012.
(11)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 4, 2023.
(12)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 12, 2008.
(13)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 0-23827, filed on February 28, 2012.
(14)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 0-23827, filed on March 3, 2017.
(15)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, filed on February 16, 2017.

(16)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 31, 2014.
(17)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 2, 2019.
(18)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on October 30, 2019.
(19)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, filed on March 16, 2021.
(20)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, filed on March 14, 2022.
(21)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, filed on May 5, 2022.

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (vi) Notes to Consolidated Financial Statements.

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
Date: March 7, 2024
	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2024

/s/ THOMAS C. BAKER
Thomas C. Baker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2024

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	March 7, 2024

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	March 7, 2024

/s/ JAY BOTHWICK
Jay Bothwick	Director	March 7, 2024

/s/ BARBARA DUCKETT
Barbara Duckett	Director	March 7, 2024

/s/ JACK FERGUSON
Jack Ferguson	Director	March 7, 2024

/s/ GARY KINYON
Gary Kinyon	Director	March 7, 2024

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PC Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue when control is transferred to the customer. The amount of revenue recognized by the Company is dependent upon whether the Company is the principal in the transaction whereby revenue is recorded on a gross basis or the agent whereby the revenue is reported net. The Company applies judgement to determine if the Company is the principal or the agent in the transaction. The Company has determined that in general they are the principal in providing hardware products and on-premise software products, and that they are the agent in providing cloud-based software products and maintenance products. This determination is based on certain factors such as whether the Company controls the goods or services before they are transferred to the customer, whether the Company is primarily responsible for fulfilling the promise to provide the good or service, the inventory risk associated with the transaction, and the discretion in establishing price for good or service.

Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining principal versus agent determination for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

●	We tested the effectiveness of controls over management’s principal versus agent determination for each performance obligation including those over the determination of the fulfillment type and on or off premise delivery.
●	We evaluated management's significant accounting policies and judgements related to principal versus agent determinations.
●	We selected a sample of transactions and related customer agreement and performed the following procedures:
o	Obtained and read contract source documents for each selection, including master agreements, customer purchase orders, and other documents that were part of the agreement and evaluated the nature of the product or services.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management's judgement, application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions including an evaluation of the Company’s determination of product fulfillment type, on or off premise determination and determination of principal versus agent.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 7, 2024

We have served as the Company's auditor since 1984

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$144,954	$122,930
Short-term investments	152,232	—
Accounts receivable, net	606,834	610,280
Inventories, net	124,179	208,682
Income taxes receivable	4,348	—
Prepaid expenses and other current assets	16,092	11,900
Total current assets	1,048,639	953,792
Property and equipment, net	56,658	59,171
Right-of-use assets	4,340	7,558
Goodwill	73,602	73,602
Intangibles, net	3,428	4,648
Other assets	1,714	1,055
Total Assets	$1,188,381	$1,099,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$263,682	$232,638
Accrued payroll	20,440	24,071
Accrued expenses and other liabilities	43,843	53,808
Total current liabilities	327,965	310,517
Deferred income taxes	15,844	17,970
Noncurrent operating lease liabilities	3,181	4,994
Other liabilities	624	170
Total Liabilities	347,614	333,651
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized, 29,262 and 29,123 issued, 26,360 and 26,350 outstanding at December 31, 2023 and 2022, respectively	293	291
Additional paid-in capital	130,878	125,784
Retained earnings	760,898	686,037
Accumulated other comprehensive income	81	—
Treasury stock at cost, 2,902 and 2,773 shares at December 31, 2023 and 2022, respectively	(51,383)	(45,937)
Total Stockholders’ Equity	840,767	766,175
Total Liabilities and Stockholders’ Equity	$1,188,381	$1,099,826

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net sales	$2,850,644	$3,124,996	$2,892,595
Cost of sales	2,338,908	2,598,819	2,428,016
Gross profit	511,736	526,177	464,579
Selling, general and administrative expenses	405,896	405,625	368,062
Restructuring and other charges	2,687	—	—
Income from operations	103,153	120,552	96,517
Other income, net	9,961	1,083	5
Income before taxes	113,114	121,635	96,522
Income tax provision	(29,843)	(32,416)	(26,616)
Net income	$83,271	$89,219	$69,906

Earnings per common share:
Basic	$3.17	$3.40	$2.67
Diluted	$3.15	$3.37	$2.65

Shares used in computation of earnings per common share:
Basic	26,287	26,279	26,196
Diluted	26,429	26,443	26,364

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$83,271	$89,219	$69,906
Other comprehensive income:
Unrealized gains on available-for-sale investments, net of tax of $(22)	81	—	—
Comprehensive income	$83,352	$89,219	$69,906

See notes to consolidated financial statements

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Capital	Earnings	Comprehensive Income	Shares	Amount	Total
Balance - December 31, 2020	28,943	$289	$119,891	$562,084	$—	(2,773)	$(45,937)	$636,327
Stock-based compensation expense	—	—	4,231	—	—	—	—	4,231
Restricted stock units vested	82	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,767)	—	—	—	—	(1,767)
Dividend declaration	—	—	—	(26,224)	—	—	—	(26,224)
Net income	—	—	—	69,906	—	—	—	69,906
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	$—	(2,773)	$(45,937)	$682,473
Stock-based compensation expense	—	—	5,675	—	—	—	—	5,675
Restricted stock units vested	98	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(2,244)	—	—	—	—	(2,244)
Dividend declaration	—	—	—	(8,948)	—	—	—	(8,948)
Net income	—	—	—	89,219	—	—	—	89,219
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	$—	(2,773)	$(45,937)	$766,175
Stock-based compensation expense	—	—	7,022	—	—	—	—	7,022
Restricted stock units vested	118	2	(2)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(3,015)	—	—	—	—	(3,015)
Repurchase of common stock for treasury	—	—	—	—	—	(129)	(5,446)	(5,446)
Issuance of common stock under Employee Stock Purchase Plan	21	—	1,089	—	—	—	—	1,089
Dividend declaration	—	—	—	(8,410)	—	—	—	(8,410)
Net income	—	—	—	83,271	—	—	—	83,271
Other comprehensive income, net of tax	—	—	—	—	81	—	—	81
Balance - December 31, 2023	29,262	$293	$130,878	$760,898	$81	(2,902)	$(51,383)	$840,767

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows provided by Operating Activities:
Net income	$83,271	$89,219	$69,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,654	11,978	12,202
Adjustments to credit losses reserve	1,847	3,252	3,307
Stock-based compensation expense	7,022	5,675	4,231
Deferred income taxes	(2,148)	(1,308)	753
Amortization of discount on short-term investments	(1,522)	—	—
Loss (gain) on disposal of fixed assets	572	17	(36)
Changes in assets and liabilities:
Accounts receivable	1,599	(6,000)	(1,318)
Inventories	84,503	(2,127)	(65,688)
Prepaid expenses and other current assets	(8,540)	(1,884)	1,421
Other non-current assets	(659)	(145)	435
Accounts payable	31,146	(49,056)	14,814
Accrued expenses and other liabilities	(11,791)	(14,732)	17,727
Net cash provided by operating activities	197,954	34,889	57,754
Cash Flows used in Investing Activities:
Purchases of short-term investments	(150,607)	—	—
Purchases of equipment and capitalized software	(9,595)	(9,077)	(10,302)
Proceeds from sale of equipment	—	—	69
Proceeds from life insurance	—	—	1,500
Net cash used in investing activities	(160,202)	(9,077)	(8,733)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	88,198	36,463	—
Repayment of short-term borrowings	(88,198)	(36,463)	—
Purchase of treasury shares	(5,392)	—	—
Dividend payments	(8,410)	(8,948)	(34,599)
Issuance of stock under Employee Stock Purchase Plan	1,089	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	(3,015)	(2,244)	(1,767)
Net cash used in financing activities	(15,728)	(11,192)	(36,366)
Increase in cash and cash equivalents	22,024	14,620	12,655
Cash and cash equivalents, beginning of year	122,930	108,310	95,655
Cash and cash equivalents, end of year	$144,954	$122,930	$108,310

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$90	$192	$334
Accrued excise tax on treasury purchases	54	—	—
Supplemental Cash Flow Information:
Income taxes paid	$41,668	$33,687	$21,465
Interest paid	24	4	—

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a Fortune 1000 Global Solutions Provider that simplifies the information technology, or IT, customer experience, guiding the connection between people and technology. The Company’s dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. The Company provides a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that the Company purchases from manufacturers, distributors, and other suppliers. In 2023, the Company restructured and combined its Technology Solutions Group and Technical Sales Organization into one organization to be referred to as the Technology Solutions Organization, or TSO. The Company’s TSO and state-of-the-art Technology Integration and Distribution Center with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. The Company also provides a comprehensive portfolio of managed services and professional services. These services are performed by the Company’s personnel and by third-party providers. The Company’s GlobalServe offering ensures worldwide coverage for the Company’s multinational customers, delivering global procurement solutions through the Company’s network of in-country suppliers in over 150 countries.

The Company operates through three operating segments:

●	Connection Enterprise Solutions – serving large enterprise customers

●	Connection Business Solutions – serving small to medium-sized businesses, or SMBs

●	Connection Public Sector Solutions – serving federal, state, and local government and educational institutions

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company’s cash equivalents approximates fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $3,839 and $6,862 at December 31, 2023 and 2022, respectively.

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. All of the Company’s investments are classified as available-for-sale. The Company classifies investments as short-term when their remaining contractual maturities are one year or less from the balance sheet date, and as long-term when the investment has a remaining contractual maturity of more than one year from the balance sheet date. The Company records investments at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income on the consolidated balance sheets.

Included in other income, net on the consolidated statements of income is interest income on cash equivalents and short-term investments of $9,983 and $1,056 for the years ended December 31, 2023 and 2022, respectively. Interest income on cash equivalents and short-term investments was less than $1 for the year ended December 31, 2021.

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

Advertising Costs and Vendor Consideration

Vendors have the ability to fund advertising activities for which the Company receives advertising consideration. This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against selling, general and administrative, or SG&A, expenses. Advertising consideration that cannot be associated with a specific program or that exceeds the fair value of advertising expense associated with that program is classified as an offset to cost of sales. The Company’s vendor partners generally consolidate their funding of advertising and other marketing programs, and accordingly, the Company classifies substantially all vendor consideration as a reduction of cost of sales rather than a reduction of advertising expense. Other advertising costs are expensed as incurred. Advertising expense, which is classified as a component of SG&A expenses on the consolidated statements of income, totaled $22,400, $20,155, and $15,827 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

When events or circumstances indicate a potential impairment, the Company evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. The Company recognizes impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. No property and equipment impairment was recognized for each of the years ended December 31, 2023, 2022 and 2021.

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

Note 4 describes the annual impairment methodology that the Company uses each year in calculating the recoverability of goodwill and non-amortizing intangibles. This same impairment test is performed at other times during the course of a year should an event occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles, are written down to their respective fair values. No intangible assets impairment was recognized for each of the years ended December 31, 2023, 2022 and 2021.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for 10% or more of total net sales in 2023, 2022, and 2021.

Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Microsoft Corporation accounted for approximately 21%, 19%, and 11%, respectively, of the Company’s total product purchases in 2023. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 23%, 22%, and 15%, respectively, of the Company’s total product purchases in 2022. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 23%, 23%, and 12%, respectively, of the Company’s total product purchases in 2021. No other singular vendor supplied more than 10% of the Company’s total product purchases in 2023, 2022, and 2021. The Company believes that, while it may experience some short-term disruption if products from Ingram Micro, Inc., TD Synnex Corporation, Microsoft Corporation, Dell Inc., or any of these vendors become unavailable to it, alternative sources are available.

Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 13%, and 11%, respectively, of our total product purchases in 2023. Products manufactured by HP Inc., Dell Inc., Microsoft Corporation, and Lenovo represented approximately 14%, 13%, 12%, and 11% of our total product purchases in 2022. Products manufactured by HP Inc., Dell Inc., Microsoft Corporation, and Lenovo represented approximately 15%, 14%, 11%, and 10% of our total product purchases in 2021. No other singular product manufacturer produced more than 10% of our total product purchases in 2023, 2022, and 2021. In the event the Company experiences either a short-term or permanent disruption of supply of Microsoft Corporation, HP Inc., or Dell Inc. products, such disruption would likely have a material adverse effect on the Company’s results of operations and cash flows.

Restructuring and Other charges

The restructuring and other charges recorded for the year ended December 31, 2023 were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses and other liabilities in the consolidated balance sheets as of December 31, 2023. The Company is currently evaluating additional restructuring activities for 2024 and beyond.

Costs incurred for restructuring and other chargers were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Employee separations	$2,416	$—	$—
Other charges	271	—	—
Total restructuring and other charges	$2,687	$—	$—

Included in accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2023 was $324 related to unpaid employee separation benefits.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2023	2022	2021
Numerator:
Net income	$83,271	$89,219	$69,906
Denominator:
Denominator for basic earnings per share	26,287	26,279	26,196
Dilutive effect of employee stock awards	142	164	168
Denominator for diluted earnings per share	26,429	26,443	26,364
Earnings per share:
Basic	$3.17	$3.40	$2.67
Diluted	$3.15	$3.37	$2.65

For the years ended December 31, 2023, 2022, and 2021, the Company did not exclude any outstanding nonvested stock units or stock options from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The amendments are effective as of March 12, 2020 through December

31, 2022; however, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 has extended the effective date through December 31, 2024. The Company adopted this standard for the fiscal year ended December 31, 2023. The adoption of this ASU along with the related expedients did not have an impact to the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance is intended to improve segment reporting disclosures on both an interim and annual basis, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the Company’s annual reporting periods beginning January 1, 2024, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to improve the transparency of income tax disclosures through, among other things, enhancement of the disclosure requirements within the rate reconciliation, as well as increased income tax disaggregation disclosures. This ASU is effective for the Company’s annual reporting periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statement disclosures.

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

The Company also offers extended service plans, or ESPs, on IT products, both as part of the initial arrangement and separately from the IT products. The Company recognizes revenue related to ESPs as the agent in the transaction because it does not have control over the on-going ESPs service and does not provide any service after the sale. Revenue allocated to ESPs is recognized at the point in time when the Company’s vendor and customer accept the terms and conditions in the sales arrangement.

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

The Company estimates the standalone selling price, or SSP, for each distinct performance obligation when a single arrangement contains multiple performance obligations and the fulfillment occurs at different points in time. The Company maximizes the use of observable inputs in the determination of the estimate for SSP for the items that it does not sell separately, including on-premise licenses sold with software maintenance, and IT products sold with ESPs. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the years ended December 31, 2023, 2022 and 2021, along with the segment for each category (in thousands).

	For the Year Ended December 31, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$391,667	$352,116	$207,887	$951,670
Desktops	137,679	73,302	55,946	266,927
Software	124,478	157,715	47,321	329,514
Servers/Storage	65,034	90,697	45,564	201,295
Net/Com Products	112,069	121,717	62,488	296,274
Displays and Sound	106,419	92,219	60,244	258,882
Accessories	155,498	111,542	49,992	317,032
Other Hardware/Services	108,287	76,291	44,472	229,050
Total net sales	$1,201,131	$1,075,599	$573,914	$2,850,644

	For the Year Ended December 31, 2022
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$462,152	$473,375	$221,363	$1,156,890
Desktops	165,509	88,127	56,804	310,440
Software	108,243	147,792	36,071	292,106
Servers/Storage	64,622	103,711	44,588	212,921
Net/Com Products	85,611	98,672	32,548	216,831
Displays and Sound	132,269	118,753	67,860	318,882
Accessories	202,452	133,017	58,413	393,882
Other Hardware/Services	103,504	81,863	37,677	223,044
Total net sales	$1,324,362	$1,245,310	$555,324	$3,124,996

	For the Year Ended December 31, 2021
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$428,868	$426,022	$241,146	$1,096,036
Desktops	140,468	87,822	45,989	274,279
Software	119,423	120,104	39,611	279,138
Servers/Storage	66,027	92,922	37,081	196,030
Net/Com Products	86,454	81,681	34,336	202,471
Displays and Sound	125,610	99,474	59,153	284,237
Accessories	179,249	115,048	44,104	338,401
Other Hardware/Services	103,360	75,423	43,220	222,003
Total net sales	$1,249,459	$1,098,496	$544,640	$2,892,595

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$4,206	$4,266

Changes in the contract liability balances during the years ended December 31, 2023 and 2022 are as follows (in thousands):

2023
Balance at December 31, 2022	$4,266
Cash received in advance and not recognized as revenue	21,173
Amounts recognized as revenue as performance obligations satisfied	(21,233)
Balance at December 31, 2023	$4,206

2022
Balance at December 31, 2021	$8,628
Cash received in advance and not recognized as revenue	20,626
Amounts recognized as revenue as performance obligations satisfied	(24,988)
Balance at December 31, 2022	$4,266

k

3.   FAIR VALUE MEASUREMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$129,123	$—	$—	$129,123
Short-term investments:
U.S. Government treasury securities	152,129	103	—	152,232
Total	$281,252	$103	$—	$281,355

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$96,386	$—	$—	$96,386
Total	$96,386	$—	$—	$96,386

Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of one year or greater from the date of purchase are generally classified as long-term investments. All short-term investments had stated maturity dates of less than one year. The Company has recorded the securities at fair value in its consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income. The amount of realized gains and losses reclassified into earnings and the related adjustments to deferred taxes are based on the specific identification of the securities sold or securities that reached maturity date.

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

As of December 31, 2023 and 2022, the fair value of the Company’s cash equivalents and short-term investments were all measured using level 1 inputs.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is held by the Company’s Enterprise Solutions and Business Solutions segments. Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of November 30 and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value.

In 2023 and 2022, the Company performed a qualitative “step 0” analysis. Accounting Standards Codification 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events.

Based on the above qualitative analysis, the Company determined goodwill was not impaired as of December 31, 2023 and 2022.

The carrying amount of goodwill for the periods presented is detailed below (in thousands):

Balance at December 31, 2023	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Goodwill, gross	$66,236	$8,539	$7,634	$82,409
Accumulated impairment losses	─	(1,173)	(7,634)	(8,807)
Net balance	$66,236	$7,366	$—	$73,602

Balance at December 31, 2022	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Goodwill, gross	$66,236	$8,539	$7,634	$82,409
Accumulated impairment losses	─	(1,173)	(7,634)	(8,807)
Net balance	$66,236	$7,366	$—	$73,602

Intangible Assets

At December 31, 2023, the Company’s intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization. In addition, in 2016 the Company acquired customer relationships from its Softmart and GlobalServe acquisitions, which are amortized on a straight-line basis over their estimated useful lives of 10 years. The Company’s remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets. Intangible assets and related accumulated amortization are detailed below (in thousands):

		December 31, 2023			December 31, 2022
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	8	$3,400	$3,400	$—	$3,400	$3,400	$—
Tradename	5	1,190	1,190	—	1,190	1,190	—
Customer relationships	10	12,200	9,222	2,978	12,200	8,002	4,198
Total intangible assets		$16,790	$13,812	$2,978	$16,790	$12,592	$4,198

In 2023, 2022, and 2021, the Company recorded amortization expense of $1,220, $1,220, and $1,220, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows (in thousands):

For the Years Ended December 31,
2024	$1,220
2025	1,220
2026	538
2027	—
2028 and thereafter	—
$2,978

.

5.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	December 31,
	2023	2022
Trade	$556,542	$561,857
Vendor consideration, returns and other	57,110	57,388
Due from employees	91	108
Total gross accounts receivable	613,743	619,353
Allowances for:
Sales returns	(3,121)	(3,806)
Credit losses	(3,788)	(5,267)
Accounts receivable, net	$606,834	$610,280

6.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Computer software, including licenses and internally-developed software	$93,373	$87,645
Furniture and equipment	36,916	39,316
Leasehold improvements	8,463	8,964
Total	138,752	135,925
Accumulated depreciation and amortization	(82,094)	(76,754)
Property and equipment, net	$56,658	$59,171

The Company recorded depreciation and amortization expense for property and equipment of $11,434, $10,758, and $10,982 in 2023, 2022, and 2021, respectively.

7. LEASES

The Company leases certain facilities from a related party, which is affiliated with the Company through common ownership.

As of December 31, 2023, the Company had no leases that were classified as financing leases and there were no additional operating or financing leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the year ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31, 2023
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$1,149	$2,235	$3,384
Short-term lease cost	532	459	991
Total lease cost	$1,681	$2,694	$4,375

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,149	$2,266	$3,415

Weighted-average remaining lease term (in years):
Capitalized operating leases	—	2.92	2.92

Weighted-average discount rate:
Capitalized operating leases	3.92%	4.08%	4.04%

	Year Ended December 31, 2022
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$1,253	$2,821	$4,074
Short-term lease cost	428	121	549
Total lease cost	$1,681	$2,942	$4,623

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,253	$2,846	$4,099

Weighted-average remaining lease term (in years):
Capitalized operating leases	0.92	4.03	3.60

Weighted-average discount rate:
Capitalized operating leases	3.92%	4.05%	4.03%

As of December 31, 2023, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,	Related Parties	Others	Total
2024	$1,312	$574	$1,886
2025	163	1,650	1,813
2026	163	957	1,120
2027	1	236	237
2028	—	161	161
Thereafter	—	—	—
	$1,639	$3,578	$5,217

Imputed interest			(303)
Lease liability balance at December 31, 2023			$4,914

As of December 31, 2023, the ROU asset had a balance of $4,340. The long-term lease liability was $3,181 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $1,733.

As of December 31, 2022, the ROU asset had a balance of $7,558. The long-term lease liability was $4,994 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $3,170.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Customer and vendor deposits	$24,414	$32,594
Sales tax	6,144	2,816
Short term lease liability	1,733	3,170
Other	11,552	15,228
Accrued expenses and other liabilities	$43,843	$53,808

9.   BANK BORROWINGS

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the daily Bloomberg Short-Term Bank Yield Index, or BSBY Rate, plus a spread based on the Company’s funded debt ratio, or in the absence of BSBY Rate, the prime rate (8.50% at December 31, 2023). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of December 31, 2023, the Company was in compliance with the covenants of the credit facility.

Cash receipts are automatically applied against any outstanding borrowings. During the years ended December 31, 2023 and 2022, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the years ended December 31, 2023 and 2022 totaled $88,198 and $36,463, respectively; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility as of December 31, 2023 or 2022, and accordingly, the entire $50,000 credit facility was available for borrowings on such date.

10.   STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $0.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding as of December 31, 2023 or 2022.

Share Repurchase Authorization

As of December 31, 2017, there was $30,000 authorized for share repurchase. In 2018, the Company’s Board approved a share repurchase program authorizing up to $25,000 in additional share repurchases. In November 2022, the Company’s Board approved a $25,000 increase to the Company’s existing share repurchase authorization, bringing the aggregate size of the share repurchase program to $80,000 as of December 31, 2023. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

The Company repurchased 129 shares for $5,446 during the year ended December 31, 2023 under the Board-authorized repurchase program. Such cost reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022. There were no share repurchases during the years ended December 31, 2022 and 2021. As of December 31, 2023, the Company has repurchased an aggregate of 2,728 shares for $47,700 under the Board-authorized repurchase program, and the maximum approximate dollar value of shares that may yet be purchased under the Company’s existing Board-authorized program is $32,300.

Dividend Payments

The following table summarizes the Company’s quarterly cash dividends declared during the year ended December 31, 2023 (in thousands, except per share data):

Dividend per Share	Declaration Date	Record Date	Payment Date	Total Dividend
$0.08	February 9, 2023	February 21, 2023	March 10, 2023	$2,107
$0.08	May 4, 2023	May 16, 2023	June 2, 2023	$2,099
$0.08	August 2, 2023	August 15, 2023	September 1, 2023	$2,101
$0.08	October 31, 2023	November 14, 2023	December 1, 2023	$2,103

For the year ended December 31, 2022, the Company declared a special cash dividend of $0.34 per share. The total cash payment of $8,948 was made on December 23, 2022 to stockholders of record at the close of business on December 5, 2022. For the year ended December 31, 2021, the Company declared a special cash dividend of $1.00 per share. The total cash payment of $26,224 was made on December 3, 2021 to stockholders of record at the close of business on November 18, 2021.

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

In 2020, the Board adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan (the “2020 Plan”), which replaces the Amended and Restated 2007 Stock Incentive Plan. In May 2023, the Company’s stockholders approved an amendment to the 2020 Plan, which authorized the issuance of 1,253 shares of common stock. As of December 31, 2023, there were 283 shares eligible for future grants under the 2020 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the Company’s stockholders approved the 1997 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan authorizes the issuance of common stock to participating employees. Under the Employee Stock Purchase Plan, as amended, employees are eligible to purchase Company stock at 95% of the purchase price as of the last business day of each six-month offering period. In May 2022, the Board adopted and the Company’s stockholders approved an amendment to the Employee Stock Purchase Plan, which reserved an aggregate of 1,303 shares of common stock for issuance under the Employee Stock Purchase Plan, of which 1,221 shares have been purchased as of December 31, 2023.

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

The following table summarizes the share-based compensation expenses included in the consolidated statements of income (in thousands):

	2023	2022	2021
Pre-tax expense for nonvested units	$7,022	$5,675	$4,231
Tax benefit	(1,853)	(1,512)	(1,167)
Net effect on net income	$5,169	$4,163	$3,064

In 2023, 2022, and 2021, the Company issued nonvested stock units that settle in stock and vest over periods of up to four years. Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of the Company’s common stock on the grant date. The following table summarizes the Company’s nonvested stock unit activity in 2023 (shares in thousands):

	Nonvested Stock Units
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2023	535	$42.44
Granted	107	62.50
Vested	(172)	41.93
Canceled	(20)	49.36
Nonvested at December 31, 2023	450	47.09

The weighted-average grant-date fair value of nonvested stock units granted in 2023, 2022 and 2021 was $62.50, $53.50, and $46.02, respectively. The total fair value of nonvested stock units that vested in 2023, 2022, and 2021 was $9,700, $7,202, and $5,529, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $19,592 as of December 31, 2023, and is expected to be recognized over a weighted-average period of approximately 3.0 years. The aggregate intrinsic value of the nonvested stock units at December 31, 2023, which is calculated based on the positive difference between the fair value of the Company’s stock on December 31, 2023 and the grant price of the underlying awards, was $30,238.

Stock Equivalent Units

The Company has also previously issued stock equivalent units, or SEUs, which settle in cash and vest ratably over four years, to non-executive employees. The fair value of these liability awards is based on the closing market price of the Company’s common stock and is remeasured at the end of each reporting period until the SEUs vest. The Company reports the compensation as a component of SG&A expense on the consolidated statements of income and the related liability as accrued payroll on the consolidated balance sheets.

	2023	2022	2021
Units issued	—	—	—
Compensation expense	$—	$—	$425

11.   INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$24,648	$25,483	$18,450
State	7,343	8,200	7,413
Total current	31,991	33,683	25,863
Deferred:
Federal	(1,845)	(743)	655
State	(303)	(524)	98
Total deferred	(2,148)	(1,267)	753
Provision for income taxes	$29,843	$32,416	$26,616

The components of the deferred taxes as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses	$965	$1,349
Inventory costs capitalized for tax purposes	127	227
Inventory valuation reserves	342	57
Sales return reserves	116	140
Deductible expenses, primarily employee-benefit related	6	79
Accrued compensation	1,304	2,249
Operating lease liability	1,251	2,084
Other	956	632
Capitalized research and development	1,542	598
Stock-based compensation	1,937	1,281
State tax loss carryforwards	941	1,151
State tax credit carryforwards	921	—
Total gross deferred tax assets	10,408	9,847
Less: Valuation allowance	(1,789)	(1,064)
Net deferred tax assets	8,619	8,783

Deferred tax liabilities:
Goodwill and other intangibles	(14,227)	(13,990)
Property and equipment	(8,877)	(10,572)
Right-of-use assets	(1,106)	(1,930)
Prepaid expenses	(253)	(261)
Total gross deferred tax liabilities	(24,463)	(26,753)
Net deferred tax liability	$(15,844)	$(17,970)

Current deferred tax assets	$—	$—
Noncurrent deferred tax liability	(15,844)	(17,970)
Net deferred tax liability	$(15,844)	$(17,970)

The Company has deferred tax assets from state net operating loss carryforwards aggregating $1,192 as of December 31, 2023 representing state tax benefits, net of federal taxes, of approximately $941. These loss carryforwards are subject to three, five, fifteen, twenty-year, or indefinite carryforward periods, with $2 expiring in 2024, $30 expiring in 2025, $63 expiring in 2026, $9 expiring in 2027, $5 expiring in 2028, $909 expiring beyond 2028, and $174 with no expiration. The Company has provided valuation allowances of $868 and $1,064 as of December 31, 2023 and 2022, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that the Company believes are not likely to be realized. The Company also has New Hampshire Business Enterprise credits of $921. These credits are subject to a ten-year carryforward period, with $921 expiring beyond 2028. The Company has provided a valuation allowance of $921 as of December 31, 2023 against the New Hampshire Business Enterprise credit carryforwards. The net change in the total valuation allowance reflects a $725 increase and a $110 decrease in 2023 and 2022, respectively.

A reconciliation of the Company’s 2023, 2022, and 2021 income tax provision to total income taxes at the statutory federal tax rate is as follows (in thousands):

	2023	2022	2021
Federal income taxes, at statutory tax rate	$23,754	$25,543	$20,270
State income taxes, net of federal benefit	5,498	5,954	5,954
Nondeductible expenses	589	928	645
Other, net	2	(9)	(253)
Income tax provision	$29,843	$32,416	$26,616

The Company files one consolidated U.S. Federal income tax return that includes all of its subsidiaries as well as several consolidated, combined, and separate Company returns in many U.S. state tax jurisdictions. The tax years 2019-2022 remain open to examination by the major state taxing jurisdictions in which the Company files. The tax years 2020-2022 remain open to examination by the Internal Revenue Service.

Previously, the Company recognized interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual was included as a component of the Company’s liability for unrecognized income tax benefits. The Company did not recognize any interest and penalties for the years ended December 31, 2023, 2022 or 2021.

12.   EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2023, 2022, and 2021. The Company made matching contributions to the employee savings element of such plan of $6,873, $6,517, and $5,951 in 2023, 2022, and 2021, respectively.

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

The Company’s operations are organized under three reporting segments—the Enterprise Solutions segment, which serves primarily medium-to-large corporations; the Business Solutions segment, which serves primarily SMBs; and the Public Sector Solutions segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. The Company reports these charges to the operating segments as “Allocations.” Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s operating segments for the years ended December 31, 2023, 2022, and 2021 is shown below (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net sales:
Enterprise Solutions	$1,201,131	$1,324,361	$1,249,459
Business Solutions	1,075,599	1,245,311	1,098,496
Public Sector Solutions	573,914	555,324	544,640
Total net sales	$2,850,644	$3,124,996	$2,892,595
Operating income (loss):
Enterprise Solutions	$39,216	$53,477	$74,653
Business Solutions	76,150	79,475	43,783
Public Sector Solutions	2,177	1,105	(4,928)
Headquarters/Other	(14,390)	(13,505)	(16,991)
Total operating income	103,153	120,552	96,517
Other income, net	9,961	1,083	5
Income before taxes	$113,114	$121,635	$96,522
Selected operating expense:
Depreciation and amortization:
Enterprise Solutions	$1,452	$1,992	$2,408
Business Solutions	628	661	655
Public Sector Solutions	84	78	62
Headquarters/Other	10,490	9,247	9,077
Total depreciation and amortization	$12,654	$11,978	$12,202
Total assets:
Enterprise Solutions	$704,577	$660,374
Business Solutions	502,739	445,698
Public Sector Solutions	79,384	84,939
Headquarters/Other	(98,319)	(91,185)
Total assets	$1,188,381	$1,099,826

The assets of the Company’s operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Goodwill of $66,236 and $7,366 is held by the Enterprise Solutions and Business Solutions segments, respectively, as of December 31, 2023. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash, inventory, property and equipment and intercompany balance, net. Total assets for the Headquarters/Other group are presented net of intercompany balances eliminations of $35,522 and $43,679 for the years ended December 31, 2023 and 2022, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These systems serve all of the Company’s subsidiaries, to varying degrees, and as a result, the CODM does not evaluate capital expenditures on a segment basis.

Substantially all of the Company’s sales in 2023, 2022, and 2021 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 2% of total net sales in 2023, 2022, and 2021. All of the Company’s assets as of December 31, 2023 and 2022 were located in the United States. The Company’s primary target customers are SMBs, medium-to-large businesses, and federal, state, and local government agencies and educational institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2021	$4,014	32,635	(32,431)	$4,218
Year Ended December 31, 2022	$4,218	35,161	(35,573)	$3,806
Year Ended December 31, 2023	$3,806	34,477	(35,162)	$3,121

Allowance for Credit Losses
Year Ended December 31, 2021	$5,408	3,307	(3,890)	$4,825
Year Ended December 31, 2022	$4,825	3,252	(2,810)	$5,267
Year Ended December 31, 2023	$5,267	1,847	(3,326)	$3,788

S-1