Form 10-Q
period 2024-03-31
PC CONNECTION INC
filed 2024-05-01
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2024

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of April 24, 2024 was 26,363,431.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$147,579	$144,954
Short-term investments	204,374	152,232
Accounts receivable, net	527,259	606,834
Inventories, net	123,900	124,179
Income taxes receivable	3,318	4,348
Prepaid expenses and other current assets	16,926	16,092
Total current assets	1,023,356	1,048,639
Property and equipment, net	55,529	56,658
Right-of-use assets	4,020	4,340
Goodwill	73,602	73,602
Intangibles, net	3,124	3,428
Other assets	1,434	1,714
Total Assets	$1,161,065	$1,188,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$218,801	$263,682
Accrued payroll	22,607	20,440
Accrued expenses and other liabilities	48,400	43,843
Total current liabilities	289,808	327,965
Deferred income taxes	15,806	15,844
Noncurrent operating lease liabilities	2,760	3,181
Other liabilities	19	624
Total Liabilities	308,393	347,614
Stockholders’ Equity:
Common stock	293	293
Additional paid-in capital	132,596	130,878
Retained earnings	771,416	760,898
Accumulated other comprehensive (loss) income	(62)	81
Treasury stock, at cost	(51,571)	(51,383)
Total Stockholders’ Equity	852,672	840,767
Total Liabilities and Stockholders’ Equity	$1,161,065	$1,188,381

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$632,025	$727,545
Cost of sales	513,953	605,249
Gross profit	118,072	122,296
Selling, general and administrative expenses	104,608	103,282
Restructuring and other charges	—	897
Income from operations	13,464	18,117
Interest income, net	4,567	1,286
Income before taxes	18,031	19,403
Income tax provision	(4,877)	(5,205)
Net income	$13,154	$14,198

Earnings per common share:
Basic	$0.50	$0.54
Diluted	$0.50	$0.54

Shares used in computation of earnings per common share:
Basic	26,362	26,325
Diluted	26,525	26,436

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$13,154	$14,198
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net of tax of $38	(143)	—
Comprehensive income	$13,011	$14,198

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2023	29,262	$293	$130,878	$760,898	$81	(2,902)	$(51,383)	$840,767
Stock-based compensation expense	—	—	1,949	—	—	—	—	1,949
Restricted stock units vested	9	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(231)	—	—	—	—	(231)
Repurchase of common stock for treasury	—	—	—	—	—	(3)	(188)	(188)
Dividend declaration ($0.10 per share)	—	—	—	(2,636)	—	—	—	(2,636)
Net income	—	—	—	13,154	—	—	—	13,154
Other comprehensive loss, net of tax	—	—	—	—	(143)	—	—	(143)
Balance - March 31, 2024	29,271	$293	$132,596	$771,416	$(62)	(2,905)	$(51,571)	$852,672

	Three Months Ended March 31, 2023
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	$—	(2,773)	$(45,937)	$766,175
Stock-based compensation expense	—	—	1,853	—	—	—	—	1,853
Restricted stock units vested	10	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(213)	—	—	—	—	(213)
Repurchase of common stock for treasury	—	—	—	—	—	(79)	(3,423)	(3,423)
Dividend declaration ($0.08 per share)	—	—	—	(2,107)	—	—	—	(2,107)
Net income	—	—	—	14,198	—	—	—	14,198
Balance - March 31, 2023	29,133	$291	$127,424	$698,128	$—	(2,852)	$(49,360)	$776,483

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows provided by Operating Activities:
Net income	$13,154	$14,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,266	3,073
Adjustments to credit losses reserve	269	(99)
Stock-based compensation expense	1,949	1,853
Amortization of discount on short-term investments	(2,324)	—
Loss on disposal of fixed assets	21	474
Changes in assets and liabilities:
Accounts receivable	79,306	(11,465)
Inventories	279	9,365
Prepaid expenses, income tax receivable, and other current assets	196	(6,245)
Other non-current assets	280	42
Accounts payable	(45,127)	5,859
Accrued expenses and other liabilities	6,016	2,450
Net cash provided by operating activities	57,285	19,505
Cash Flows used in Investing Activities:
Purchases of short-term investments	(99,999)	—
Maturities of short-term investments	50,000	—
Purchases of property and equipment	(1,608)	(1,882)
Net cash used in investing activities	(51,607)	(1,882)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	8,349	59,310
Repayment of short-term borrowings	(8,349)	(59,310)
Purchase of common stock for treasury shares	(186)	(3,423)
Dividend payments	(2,636)	(2,107)
Payment of payroll taxes on stock-based compensation through shares withheld	(231)	(213)
Net cash used in financing activities	(3,053)	(5,743)
Increase in cash and cash equivalents	2,625	11,880
Cash and cash equivalents, beginning of period	144,954	122,930
Cash and cash equivalents, end of period	$147,579	$134,810

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$336	$753
Accrued excise tax on treasury purchases	$2	$—
Supplemental Cash Flow Information:
Income taxes paid	$635	$7,279
Interest paid	$1	$17

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries, or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2024 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2024.

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

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. All of the Company’s investments are classified as available-for-sale. The Company classifies investments as short-term when their remaining contractual maturities are one year or less from the balance sheet date, and as long-term when the investment has a remaining contractual maturity of more than one year from the balance sheet date. The Company records investments at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive (loss) income on the condensed consolidated balance sheets.

Included in interest income, net on the condensed consolidated statements of income is interest income on cash equivalents and short-term investments of $4,565 and $1,308 for the three months ended March 31, 2024 and 2023, respectively.

Treasury Stock, at Cost

The total repurchases for the three months ended March 31, 2024 were recorded as treasury stock of $188. Such cost reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022. The total repurchases for the three months ended March 31, 2023 were recorded as treasury stock of $3,423.

Restructuring and Other Charges

There were no restructuring and other charges recorded for the three months ended March 31, 2024. The restructuring and other charges recorded for the three months ended March 31, 2023 were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. The Company is currently evaluating additional restructuring activities for the second quarter of 2024 and beyond.

Restructuring and other charges are presented separately from selling, general and administrative expenses. Costs incurred were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Employee separations	$—	$698
Other charges	—	199
Total restructuring and other charges	$—	$897

Included in accrued expenses and other liabilities on the condensed consolidated balance sheets as of March 31, 2024 was $210 related to unpaid termination benefits.

Recently Issued Financial Accounting Standards

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance is intended to improve segment reporting disclosures on both an interim and annual basis, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the Company’s annual reporting periods beginning January 1, 2024, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statement disclosures.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2024 and 2023, along with the segment for each category (in thousands).

	Three Months Ended March 31, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$90,231	$92,156	$38,882	$221,269
Desktops	38,037	18,118	8,747	64,902
Software	27,120	30,652	5,550	63,322
Servers/Storage	12,367	21,611	8,506	42,484
Net/Com Products	19,962	21,845	5,605	47,412
Displays and Sound	31,264	21,752	10,603	63,619
Accessories	41,532	30,373	7,596	79,501
Other Hardware/Services	22,146	19,362	8,008	49,516
Total net sales	$282,659	$255,869	$93,497	$632,025

	Three Months Ended March 31, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$114,318	$94,919	$51,774	$261,011
Desktops	30,142	18,762	14,417	63,321
Software	39,234	34,576	9,917	83,727
Servers/Storage	12,507	24,291	9,987	46,785
Net/Com Products	20,532	28,304	13,320	62,156
Displays and Sound	26,720	22,813	13,202	62,735
Accessories	47,594	28,735	13,473	89,802
Other Hardware/Services	22,896	20,714	14,398	58,008
Total net sales	$313,943	$273,114	$140,488	$727,545

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of March 31, 2024 and December 31, 2023 (in thousands).

	March 31, 2024	December 31, 2023
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$8,453	$4,206

Changes in the contract liability balances during the three months ended March 31, 2024 and 2023 are as follows (in thousands):

2024
Balance at December 31, 2023	$4,206
Cash received in advance and not recognized as revenue	5,795
Amounts recognized as revenue as performance obligations satisfied	(1,548)
Balance at March 31, 2024	$8,453

2023
Balance at December 31, 2022	$4,266
Cash received in advance and not recognized as revenue	7,656
Amounts recognized as revenue as performance obligations satisfied	(4,388)
Balance at March 31, 2023	$7,534

Note 3–Fair Value Measurements

Cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$123,996	$—	$—	$123,996
Short-term investments:
U.S. Government treasury securities	204,452	—	(78)	204,374
Total	$328,448	$—	$(78)	$328,370

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$129,123	$—	$—	$129,123
Short-term investments:
U.S. Government treasury securities	152,129	103	—	152,232
Total	$281,252	$103	$—	$281,355

Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of one year or greater from the date of purchase are generally classified as long-term investments. All short-term investments had stated maturity dates of less than one year. The Company has recorded the securities at fair value on its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income. The amount of realized gains and losses reclassified into earnings and the related adjustments to deferred taxes are based on the specific identification of the securities sold or securities that reached maturity date.

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

As of March 31, 2024 and December 31, 2023, the fair value of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$13,154	$14,198
Denominator:
Denominator for basic earnings per share	26,362	26,325
Dilutive effect of employee stock awards	163	111
Denominator for diluted earnings per share	26,525	26,436
Earnings per share:
Basic	$0.50	$0.54
Diluted	$0.50	$0.54

For the three months ended March 31, 2024 and 2023, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership.

As of March 31, 2024, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$459	$459	$313	$709	$1,022
Short-term lease cost	420	141	561	107	21	128
Total lease cost	$420	$600	$1,020	$420	$730	$1,150

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$445	$445	$313	$643	$956

Weighted-average remaining lease term (in years):
Capitalized operating leases	—	2.67	2.67	0.67	3.81	3.45

Weighted-average discount rate:
Capitalized operating leases	3.92%	4.12%	4.07%	3.92%	4.06%	4.04%

As of March 31, 2024, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,	Related Parties	Others	Total
2024, excluding the three months ended March 31, 2024	$1,133	$401	$1,534
2025	163	1,650	1,813
2026	163	957	1,120
2027	1	236	237
2028	—	161	161
Thereafter	—	—	—
	$1,460	$3,405	$4,865

Imputed interest			(256)
Lease liability balance at March 31, 2024			$4,609

As of March 31, 2024, the right-of-use, or ROU, asset had a balance of $4,020. The long-term lease liability was $2,760 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,849. As of December 31, 2023, the ROU asset had a balance of $4,340. The long-term lease liability was $3,181 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,733.

Note 6–Segment Information

The internal reporting structure used by the Company’s chief operating decision maker, or CODM, to assess performance and allocate resources determines the basis for the Company’s operating segments. The Company’s CODM is its Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of operating income.

The Company’s operations are organized under three segments—the Enterprise Solutions segment, which serves primarily medium-to-large corporations; the Business Solutions segment, which serves primarily small- to medium-sized businesses; and the Public Sector Solutions segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other group provides services in areas such as finance, human resources, information technology, or IT, marketing, and product management. Most of the operating costs associated with the Headquarters/Other group functions are charged to the operating segments based on their estimated usage of the underlying functions. The Company reports these charges to the operating segments as “Allocations”. Certain headquarters costs relating to executive oversight and other fiduciary functions that are not allocated to the operating segments are included under the heading of Headquarters/Other in the tables below.

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s operating segments for the three months ended March 31, 2024 and 2023 is shown below (in thousands):

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net sales:
Enterprise Solutions	$282,659	$313,943
Business Solutions	255,869	273,114
Public Sector Solutions	93,497	140,488
Total net sales	$632,025	$727,545
Operating income (loss):
Enterprise Solutions	$5,847	$6,522
Business Solutions	15,789	16,553
Public Sector Solutions	(5,350)	29
Headquarters/Other	(2,822)	(4,987)
Total operating income	13,464	18,117
Interest income, net	4,567	1,286
Income before taxes	$18,031	$19,403
Selected operating expense:
Depreciation and amortization:
Enterprise Solutions	$205	$424
Business Solutions	163	159
Public Sector Solutions	23	19
Headquarters/Other	2,875	2,471
Total depreciation and amortization	$3,266	$3,073
Total assets:
Enterprise Solutions	$701,826	$661,670
Business Solutions	514,019	467,444
Public Sector Solutions	54,563	104,880
Headquarters/Other	(109,343)	(115,937)
Total assets	$1,161,065	$1,118,057

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, short-term investments, inventories, property and equipment, ROU assets, and intercompany balance, net. As of March 31, 2024 and 2023, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $15,039 and $60,176, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

Note 7–Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of unrealized gains (losses) on short-term investments, net of tax. The changes in accumulated other comprehensive income (loss) were as follows (in thousands):

Three Months Ended
March 31, 2024
Balance - December 31, 2023	$81
Other comprehensive income (loss) before reclassifications, net of tax	(135)
Less amounts reclassified from accumulated other comprehensive income (loss), net of tax	8
Net other comprehensive income (loss)	(143)
Balance - March 31, 2024	$(62)

Three Months Ended
March 31, 2023
Balance - December 31, 2022	$—
Other comprehensive income (loss) before reclassifications, net of tax	—
Less amounts reclassified from accumulated other comprehensive income (loss), net of tax	—
Net other comprehensive income (loss)	—
Balance - March 31, 2023	$—

Note 8–Commitments and Contingencies

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

Note 9–Bank Borrowings

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the daily Bloomberg Short-Term Bank Yield Index, or BSBY Rate, plus a spread based on the Company’s funded debt ratio, or in the absence of BSBY Rate, the prime rate (8.50% at March 31, 2024). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated trailing twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of March 31, 2024, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

Cash receipts are automatically applied against any outstanding borrowings. During the three months ended March 31, 2024 and 2023, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the three months ended March 31, 2024 and 2023 totaled $8,349 and $59,310, respectively; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility as of March 31, 2024 or 2023, and accordingly, the entire $50,000 credit facility was available for borrowings on such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and include statements concerning, among other things, our future financial results, business plans (including statements regarding new products and services we may offer and future expenditures, costs and investments), liabilities, impairment charges, competition, and the expected impact of current macroeconomic conditions on our businesses and results of operations. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “anticipates,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views and are based on assumptions as of the date of this report. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

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

Additional factors include those described in our Annual Report on Form 10-K for the year ended December 31, 2023, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other subsequent filings we make with the Securities and Exchange Commission from time to time.

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

OVERVIEW

We are a Fortune 1000 Global Solutions Provider that simplifies the IT customer experience, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. Our Technology Solutions Organization, or TSO, and state-of-the-art Technology Integration and Distribution Center with ISO 9001:2015 certified technical configuration lab offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

The “Connection®” brand includes Connection Enterprise Solutions, Connection Business Solutions, and Connection Public Sector Solutions, which provide IT solutions and services to enterprise, small- to medium-sized businesses, and public sector markets.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Net sales	$632.0	$727.5
Gross margin	18.7%	16.8%
Selling, general and administrative expenses	16.6%	14.2%
Income from operations	2.1%	2.5%

Net sales of $632.0 million for the first quarter of 2024 reflected a decrease of $95.5 million, or 13.1% compared to the first quarter of 2023. The decrease was primarily driven by decreases in sales of notebooks/mobility, software, net/com products, accessories, other hardware/services, and servers/storage of $39.7 million, $20.4 million, $14.7 million, $10.3 million, $8.5 million, and $4.3 million, respectively, as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements. These decreases were partially offset by an increase in sales of desktops of $1.6 million. Gross profit for the first quarter of 2024 decreased year-over-year by $4.2 million, or 3.5%, to $118.1 million as illustrated in the table and the discussion beginning on page 19 of this Quarterly Report on Form 10-Q. Gross margin increased to 18.7% from 16.8% a year ago. The increase in gross margin was primarily driven by an increase in the amount of software sales recognized on a net basis. SG&A expenses increased year-over-year by $1.3 million, or 1.3%, to $104.6 million. SG&A expenses as a percentage of net sales increased to 16.6% compared to 14.2% a year ago. The increase in SG&A expenses as a percentage of net sales is primarily due to the decrease in net sales, as discussed above. Operating income for the first quarter of 2024 decreased year-over-year both in dollars and as a percentage of net sales by $4.7 million and 40 basis points, respectively, primarily as a result of the decrease in gross profit discussed above.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix:

	Three Months Ended March 31,
	2024	2023
Operating Segment
Enterprise Solutions	45%	43%
Business Solutions	40	38
Public Sector Solutions	15	19
Total	100%	100%

Product Mix
Notebooks/Mobility	35%	36%
Desktops	10	9
Software	10	12
Servers/Storage	7	6
Net/Com Products	7	9
Displays and Sound	10	9
Accessories	13	12
Other Hardware/Services	8	7
Total	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, over the periods indicated:

	Three Months Ended March 31,
	2024	2023
Operating Segment
Enterprise Solutions	15.1%	13.4%
Business Solutions	23.6	21.9
Public Sector Solutions	16.0	14.5
Total Company	18.7%	16.8%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Personnel costs	$78.5	$79.2
Advertising	7.4	6.6
Service contracts/subscriptions	6.0	5.2
Professional fees	3.4	3.8
Depreciation and amortization	3.3	3.1
Facilities operations	1.8	2.2
Credit card fees	1.6	1.5
Other	2.6	1.7
Total SG&A expense	$104.6	$103.3
As a percentage of net sales	16.6%	14.2%

Restructuring and Other Charges

There were no restructuring and other charges recorded for the three months ended March 31, 2024. In the first quarter of 2023, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred restructuring and other charges of $0.9 million in the first quarter of 2023, which were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. The Company is currently evaluating additional restructuring activities for the second quarter of 2024 and beyond.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended March 31, 2024 and the three months ended March 31, 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2024		2023
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$282.6	44.7%	$313.9	43.2%	$(31.3)	(10.0)%
Business Solutions	255.9	40.5	273.1	37.5	(17.2)	(6.3)
Public Sector Solutions	93.5	14.8	140.5	19.3	(47.0)	(33.4)
Total	$632.0	100.0%	$727.5	100.0%	$(95.5)	(13.1)%
Gross Profit:
Enterprise Solutions	$42.7	15.1%	$42.1	13.4%	$0.6	1.6%
Business Solutions	60.4	23.6	59.9	21.9	0.5	0.8
Public Sector Solutions	15.0	16.0	20.3	14.5	(5.3)	(26.3)
Total	$118.1	18.7%	$122.3	16.8%	$(4.2)	(3.5)%

Net sales decreased for the first quarter of 2024 compared to the first quarter of 2023, as explained by the year-over-year changes discussed below:

●	Net sales of $282.6 million for the Enterprise Solutions segment reflect a decrease of $31.3 million, or 10.0%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, software, and accessories of $24.1 million, $12.1 million, and $6.1 million, respectively. These decreases were partially offset by increases in net sales of desktops and displays and sound of $7.9 million and $4.5 million, respectively.

●	Net sales of $255.9 million for the Business Solutions segment reflect a decrease of $17.2 million, or 6.3%. The decrease in net sales is primarily due to decreases in net sales of net/com products, software, notebooks/mobility, servers/storage, other hardware/services, and displays and sound of $6.5 million, $3.9 million, $2.8 million, $2.7 million, $1.4 million, and $1.1 million, respectively. These decreases were partially offset by an increase in net sales of accessories of $1.6 million.

●	Net sales of $93.5 million for the Public Sector Solutions segment reflect a decrease of $47.0 million, or 33.4%. Sales to the federal government decreased by $39.5 million, or 69.1%, compared to the prior year quarter, and sales to state and local government and educational institutions decreased by $7.5 million, or 9.0%. The decrease in net sales is primarily due to decreases in net sales across all product categories, most notably notebooks/mobility, net/com products, other hardware/services, accessories, desktops, and software of $12.9 million, $7.7 million, $6.4 million, $5.9 million, $5.7 million, and $4.4 million, respectively. The decrease is also attributable to two large federal projects that were fulfilled in the first quarter of 2023 that did not repeat.

Gross profit for the first quarter of 2024 decreased year-over-year, while gross margin for the first quarter of 2024 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment remained substantially the same year-over-year. Gross margin increased by 170 basis points primarily due to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Business Solutions segment remained substantially the same year-over-year. Gross margin increased by 170 basis points primarily due to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Public Sector Solutions segment decreased by $5.3 million primarily due to the decrease in net sales as discussed in the preceding paragraph. Gross margin increased by 150 basis points primarily due to an increase in the amount of software sales recognized on a net basis.

Selling, general and administrative expenses for the first quarter of 2024 increased both in dollars and as a percentage of net sales compared to the first quarter of 2023. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended March 31,
	2024		2023
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$36.9	13.0%	$35.5	11.3%	$1.4	3.8%
Business Solutions	44.6	17.4	43.4	15.9	1.2	2.8
Public Sector Solutions	20.3	21.7	20.3	14.4	—	—
Headquarters/Other, unallocated	2.8		4.1		(1.3)	(31.0)
Total	$104.6	16.6%	$103.3	14.2%	$1.3	1.3%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in use of shared Headquarter services of $3.2 million, partially offset by a decrease in personnel costs of $1.9 million. SG&A expenses as a percentage of net sales were 13.0% for the Enterprise Solutions segment for the first quarter of 2024, which reflects an increase of 170 basis points and is primarily due to the decrease in net sales discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and advertising costs of $0.8 million and $0.6 million, respectively, partially offset by a decrease in personnel costs of $0.6 million. SG&A expenses as a percentage of net sales were 17.4% for the Business Solutions segment for the first quarter of 2024, which reflects an increase of 150 basis points and is primarily due to the decrease in net sales discussed above.

●	SG&A expenses for the Public Sector Solutions segment remained substantially the same year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to a $0.4 million increase in use of shared Headquarter services, partially offset by a $0.5 million decrease in personnel costs. SG&A expenses as a percentage of net sales were 21.7% for the Public Sector Solutions segment for the first quarter of 2024, which reflects an increase of 730 basis points and is primarily due to the decrease in net sales discussed above.

●	SG&A expenses for the Headquarters/Other group decreased year-over-year by $1.3 million primarily due to a decrease in unallocated Headquarter overhead costs of $4.4 million, partially offset by increases in personnel costs and service contracts/subscriptions of $2.4 million and $1.0 million, respectively. The Headquarters/Other group provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Restructuring and other charges were not incurred in the first quarter of 2024. The charges incurred in the first quarter of 2023 were $0.9 million, which were primarily related to expenses incurred in connection with the involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits.

Income from operations for the first quarter of 2024 decreased to $13.5 million, compared to $18.1 million for the first quarter of 2023, primarily due to the decreases in net sales and gross profit discussed above. Income from operations as a percentage of net sales was 2.1% for the first quarter of 2024, compared to 2.5% for the prior year quarter, primarily due to the decrease in net sales discussed above.

Interest income, net for the first quarter of 2024 increased to $4.6 million, compared to $1.3 million for the first quarter of 2023, primarily due to an increase in interest income of $3.3 million as a result of higher cash equivalent balances and interest rates on short-term investments.

Income taxes. Our provision for income taxes for the first quarter of 2024 decreased to $4.9 million, compared to $5.2 million for the first quarter of 2023. Our effective tax rate increased to 27.0% for the quarter ended March 31, 2024, compared to 26.8% for the quarter ended March 31, 2023, primarily due to changes in state tax rates.

Net income for the first quarter of 2024 decreased to $13.2 million, compared to $14.2 million for the first quarter of 2023, primarily due to a $4.6 million decrease in income from operations, partially offset by a $3.3 million increase in interest income, net.

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

We believe that funds generated from operations, short-term investments, and the available capacity under our credit facility will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months and beyond such twelve calendar month period. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash and Cash Equivalents. As of March 31, 2024, we had $147.6 million in cash and cash equivalents.

●	Short-term Investments. As of March 31, 2024, we had $204.4 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

●	Credit Facility. As of March 31, 2024, no borrowings were outstanding under our $50.0 million credit facility, which is available until March 31, 2025. Accordingly, our entire line of credit was available for borrowing as of March 31, 2024. This maximum borrowing capacity under our credit facility can be increased, at our option, to up to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of March 31, 2024, we were in compliance with the covenants of our credit facility.

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

Dividends

A summary of 2024 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.10	February 12, 2024	February 27, 2024	March 15, 2024

On May 1, 2024, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.10 per share. The dividend will be paid on May 29, 2024 to all stockholders of record as of the close of business on May 14, 2024. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$57.3	$19.5
Net cash used in investing activities	(51.6)	(1.9)
Net cash used in financing activities	(3.1)	(5.7)
Increase in cash and cash equivalents	$2.6	$11.9

Cash provided by operating activities was $57.3 million for the three months ended March 31, 2024. Cash provided by operating activities resulted primarily from $13.2 million of net income and a $79.3 million decrease in accounts receivable. An increase in accrued expenses and other liabilities of $6.0 million and depreciation and amortization added back to net income of $3.3 million also contributed to the positive inflow of cash for the three months ended March 31, 2024. These inflows were partially offset by a decrease in accounts payable of $45.1 million. The decrease in accounts receivable was primarily driven by the timing of receipts, combined with decreased levels of business activity. The decrease in accounts payable was primarily driven by the timing of payments. For the three months ended March 31, 2023, cash provided by operating activities resulted primarily from net income adjusted for non-cash charges of $19.5 million, a decrease in inventory of $9.4 million, and increases in accounts payable and accrued expenses and other liabilities of $5.9 million and $2.5 million, respectively, partially offset by increases in accounts receivable and prepaid expenses and other current assets of $11.5 million and $6.2 million, respectively.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2024	2023
Days of sales outstanding (DSO)(1)	70	71
Days of supply in inventory (DIO)(2)	22	30
Days of purchases outstanding (DPO)(3)	(39)	(36)
Cash conversion cycle	53	65

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle decreased to 53 days for the quarter ended March 31, 2024, compared to 65 days for the quarter ended March 31, 2023. The decrease in DSO is primarily due to improved collections. The decrease in DIO is consistent with the decrease in inventory for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in DPO is consistent with the decrease in cost of sales for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023.

Cash used in investing activities for the three months ended March 31, 2024 consisted of $100.0 million of purchases of U.S. Government treasury securities, $50.0 million of maturities of U.S. Government treasury securities, and $1.6 million of purchases of property and equipment. These property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, we made similar property and equipment investments of $1.9 million.

Cash used in financing activities for the three months ended March 31, 2024 consisted of $8.3 million of aggregate borrowings and repayments, $0.2 million of treasury purchases, $2.6 million of dividend payments, and $0.2 million payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily consisted of $3.4 million of treasury purchases, $2.1 million of dividend payments, and $0.2 million payments of payroll taxes on stock-based compensation through shares withheld.

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

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of March 31, 2024, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under this facility bear interest at the greatest of (i) the prime rate (8.50% at March 31, 2024), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily BSBY Rate, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. In addition, we have the ability to increase our borrowing capacity under the credit facility up to an additional $30.0 million provided that we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity”. We did not have any borrowings outstanding under the credit facility as of March 31, 2024.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the credit facility are classified as current in our condensed consolidated balance sheets. As of March 31, 2024, the entire $50.0 million facility was available for borrowing.

Operating Leases. We lease facilities from a related party, which is a company affiliated with us through common ownership, and facilities from third parties under non-cancelable operating leases. Certain leases require us to pay real estate taxes, insurance, and common area maintenance charges. See “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding our operating leases.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to manage costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of March 31, 2024, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated trailing twelve months Adjusted EBITDA) must not be more than 2.0 to 1.0. Such amount was calculated as 0.0 to 1.0 for the three months ended March 31, 2024, and accordingly, the funded debt ratio did not limit potential borrowings as of March 31, 2024. Future decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowings under the line of credit.

●	Minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $609.6 million at March 31, 2024, whereas our actual consolidated stockholders’ equity at that date was $852.7 million.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently issued financial accounting standards are detailed in Note 1, “Basis of Presentation,” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. No material changes related to our market risks have occurred since December 31, 2023.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ―OTHER INFORMATION

Item 1. Legal Proceedings

For information related to legal proceedings, see the discussion in Note 8 - “Commitments and Contingencies” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our other public filings with the SEC, and those contained in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended March 31, 2024 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in millions) (1)(2)
01/01/24-01/31/24	—	$—	—	$32.3
02/01/24-02/29/24	—	—	—	$32.3
03/01/24-03/31/24	2,898	64.40	2,898	$32.1
	2,898	$64.40	2,898

(1)	We have repurchased in aggregate approximately 2.7 million shares of our common stock for approximately $47.9 million pursuant to the repurchase program approved by our Board of Directors.

(2)	On March 28, 2001, we announced that our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, November 22, 2022, and May 1, 2024, our Board of Directors approved increases of $15.0 million, $25.0 million, $25.0 million, and $40.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $120.0 million. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

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

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	May 1, 2024	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	May 1, 2024	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)