Form 10-Q
period 2024-06-30
PC CONNECTION INC
filed 2024-07-31
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2024

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of July 24, 2024 was 26,293,202.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$128,213	$144,954
Short-term investments	257,590	152,232
Accounts receivable, net	598,826	606,834
Inventories, net	136,613	124,179
Income taxes receivable	9,281	4,348
Prepaid expenses and other current assets	16,982	16,092
Total current assets	1,147,505	1,048,639
Property and equipment, net	54,376	56,658
Right-of-use assets	3,917	4,340
Goodwill	73,602	73,602
Intangibles, net	2,819	3,428
Other assets	1,266	1,714
Total Assets	$1,283,485	$1,188,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$317,111	$263,682
Accrued payroll	23,004	20,440
Accrued expenses and other liabilities	48,527	43,843
Total current liabilities	388,642	327,965
Deferred income taxes	17,418	15,844
Noncurrent operating lease liabilities	2,497	3,181
Other liabilities	—	624
Total Liabilities	408,557	347,614
Stockholders’ Equity:
Common stock	293	293
Additional paid-in capital	134,967	130,878
Retained earnings	794,942	760,898
Accumulated other comprehensive (loss) income	(103)	81
Treasury stock, at cost	(55,171)	(51,383)
Total Stockholders’ Equity	874,928	840,767
Total Liabilities and Stockholders’ Equity	$1,283,485	$1,188,381

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$736,479	$733,547	$1,368,504	$1,461,092
Cost of sales	599,937	605,770	1,113,890	1,211,019
Gross profit	136,542	127,777	254,614	250,073
Selling, general and administrative expenses	105,208	100,960	209,816	204,242
Restructuring and other charges	415	1,746	415	2,643
Income from operations	30,919	25,071	44,383	43,188
Interest income, net	4,649	1,874	9,216	3,160
Income before taxes	35,568	26,945	53,599	46,348
Income tax provision	(9,407)	(7,248)	(14,284)	(12,453)
Net income	$26,161	$19,697	$39,315	$33,895

Earnings per common share:
Basic	$0.99	$0.75	$1.49	$1.29
Diluted	$0.99	$0.75	$1.48	$1.28

Shares used in computation of earnings per common share:
Basic	26,348	26,256	26,355	26,291
Diluted	26,520	26,365	26,522	26,400

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$26,161	$19,697	$39,315	$33,895
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net of tax of $11 and $49 for the three and six months ended June 30, 2024, respectively, and net of tax of $0 for the three and six months ended June 30, 2023, respectively	(41)	—	(184)	—
Comprehensive income	$26,120	$19,697	$39,131	$33,895

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - March 31, 2024	29,271	$293	$132,596	$771,416	$(62)	(2,905)	$(51,571)	$852,672
Stock-based compensation expense	—	—	2,248	—	—	—	—	2,248
Restricted stock units vested	14	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(414)	—	—	—	—	(414)
Repurchase of common stock for treasury	—	—	—	—	—	(57)	(3,600)	(3,600)
Issuance of common stock under Employee Stock Purchase Plan	9	—	537	—	—	—	—	537
Dividend declaration ($0.10 per share)	—	—	—	(2,635)	—	—	—	(2,635)
Net income	—	—	—	26,161	—	—	—	26,161
Other comprehensive loss, net of tax	—	—	—	—	(41)	—	—	(41)
Balance - June 30, 2024	29,294	$293	$134,967	$794,942	$(103)	(2,962)	$(55,171)	$874,928

	Six Months Ended June 30, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2023	29,262	$293	$130,878	$760,898	$81	(2,902)	$(51,383)	$840,767
Stock-based compensation expense	—	—	4,197	—	—	—	—	4,197
Restricted stock units vested	23	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(645)	—	—	—	—	(645)
Repurchase of common stock for treasury	—	—	—	—	—	(60)	(3,788)	(3,788)
Issuance of common stock under Employee Stock Purchase Plan	9	—	537	—	—	—	—	537
Dividend declaration ($0.10 per share)	—	—	—	(5,271)	—	—	—	(5,271)
Net income	—	—	—	39,315	—	—	—	39,315
Other comprehensive loss, net of tax	—	—	—	—	(184)	—	—	(184)
Balance - June 30, 2024	29,294	$293	$134,967	$794,942	$(103)	(2,962)	$(55,171)	$874,928

	Three Months Ended June 30, 2023
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - March 31, 2023	29,133	$291	$127,424	$698,128	$—	(2,852)	$(49,360)	$776,483
Stock-based compensation expense	—	—	1,783	—	—	—	—	1,783
Restricted stock units vested	12	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(258)	—	—	—	—	(258)
Repurchase of common stock for treasury	—	—	—	—	—	(50)	(2,023)	(2,023)
Issuance of common stock under Employee Stock Purchase Plan	13	—	537	—	—	—	—	537
Dividend declaration ($0.08 per share)	—	—	—	(2,099)	—	—	—	(2,099)
Net income	—	—	—	19,697	—	—	—	19,697
Balance - June 30, 2023	29,158	$291	$129,486	$715,726	$—	(2,902)	$(51,383)	$794,120

	Six Months Ended June 30, 2023
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	$—	(2,773)	$(45,937)	$766,175
Stock-based compensation expense	—	—	3,636	—	—	—	—	3,636
Restricted stock units vested	22	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(471)	—	—	—	—	(471)
Repurchase of common stock for treasury	—	—	—	—	—	(129)	(5,446)	(5,446)
Issuance of common stock under Employee Stock Purchase Plan	13	—	537	—	—	—	—	537
Dividend declaration ($0.08 per share)	—	—	—	(4,206)	—	—	—	(4,206)
Net income	—	—	—	33,895	—	—	—	33,895
Balance - June 30, 2023	29,158	$291	$129,486	$715,726	$—	(2,902)	$(51,383)	$794,120

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows provided by Operating Activities:
Net income	$39,315	$33,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,539	6,167
Adjustments to credit losses reserve	410	1,247
Stock-based compensation expense	4,197	3,636
Deferred income taxes	1,623	—
Amortization of discount on short-term investments	(5,593)	—
Loss on disposal of fixed assets	36	475
Changes in assets and liabilities:
Accounts receivable	7,598	16,370
Inventories	(12,434)	48,948
Prepaid expenses, income tax receivable, and other current assets	(5,823)	(13,653)
Other non-current assets	448	140
Accounts payable	53,172	44,584
Accrued expenses and other liabilities	6,188	(6,364)
Net cash provided by operating activities	95,676	135,445
Cash Flows used in Investing Activities:
Purchases of short-term investments	(203,278)	—
Maturities of short-term investments	103,280	—
Purchases of property and equipment	(3,427)	(4,860)
Net cash used in investing activities	(103,425)	(4,860)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	10,560	67,895
Repayment of short-term borrowings	(10,560)	(67,895)
Purchase of common stock for treasury shares	(3,613)	(5,392)
Dividend payments	(5,271)	(4,206)
Issuance of stock under Employee Stock Purchase Plan	537	537
Payment of payroll taxes on stock-based compensation through shares withheld	(645)	(471)
Net cash used in financing activities	(8,992)	(9,532)
(Decrease) increase in cash and cash equivalents	(16,741)	121,053
Cash and cash equivalents, beginning of period	144,954	122,930
Cash and cash equivalents, end of period	$128,213	$243,983

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$347	$205
Accrued purchase of common stock for treasury shares	$211	$—
Accrued excise tax on treasury purchases	$18	$54
Supplemental Cash Flow Information:
Income taxes paid	$17,946	$27,410
Interest paid	$2	$18

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2024 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2024.

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

Included in interest income, net on the condensed consolidated statements of income is interest income on cash equivalents and short-term investments of $4,655 and $9,220 for the three and six months ended June 30, 2024, respectively, and $1,874 and $3,182 for the three and six months ended June 30, 2023, respectively.

Treasury Stock, at Cost

The total repurchases for the six months ended June 30, 2024 and 2023 were recorded as treasury stock of $3,788 and $5,446, respectively. Such costs reflect the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

Restructuring and Other Charges

The restructuring and other charges recorded for the three and six months ended June 30, 2024 and 2023 were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses as of June 30, 2024.

Restructuring and other charges are presented separately from selling, general and administrative expenses. Costs incurred were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee separations	$415	$1,701	$415	$2,399
Other charges	—	45	—	244
Total restructuring and other charges	$415	$1,746	$415	$2,643

Included in accrued expenses and other liabilities on the condensed consolidated balance sheets as of June 30, 2024 was $130 related to unpaid termination benefits.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended June 30, 2024 and 2023, along with the segment for each category (in thousands).

	Three Months Ended June 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$89,802	$97,841	$69,816	$257,459
Desktops	52,680	20,105	12,792	85,577
Software	21,628	37,775	9,571	68,974
Servers/Storage	15,691	34,056	13,640	63,387
Net/Com Products	19,107	19,845	14,312	53,264
Displays and Sound	37,265	19,981	16,745	73,991
Accessories	38,645	28,663	11,470	78,778
Other Hardware/Services	23,990	19,932	11,127	55,049
Total net sales	$298,808	$278,198	$159,473	$736,479

	Three Months Ended June 30, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$87,590	$88,081	$74,231	$249,902
Desktops	33,572	19,011	17,971	70,554
Software	17,561	33,828	13,059	64,448
Servers/Storage	18,705	22,605	11,959	53,269
Net/Com Products	28,727	28,584	22,233	79,544
Displays and Sound	27,322	23,654	16,785	67,761
Accessories	41,095	26,506	16,488	84,089
Other Hardware/Services	32,581	18,758	12,641	63,980
Total net sales	$287,153	$261,027	$185,367	$733,547

The following tables represent a disaggregation of revenue from arrangements with customers for the six months ended June 30, 2024 and 2023, along with the segment for each category (in thousands).

	Six Months Ended June 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$180,033	$189,997	$108,698	$478,728
Desktops	90,717	38,223	21,539	150,479
Software	48,748	68,427	15,121	132,296
Servers/Storage	28,058	55,667	22,146	105,871
Net/Com Products	39,069	41,690	19,917	100,676
Displays and Sound	68,529	41,733	27,348	137,610
Accessories	80,177	59,036	19,066	158,279
Other Hardware/Services	46,136	39,294	19,135	104,565
Total net sales	$581,467	$534,067	$252,970	$1,368,504

	Six Months Ended June 30, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$201,908	$183,000	$126,005	$510,913
Desktops	63,714	37,773	32,388	133,875
Software	56,795	68,404	22,976	148,175
Servers/Storage	31,212	46,896	21,946	100,054
Net/Com Products	49,259	56,888	35,553	141,700
Displays and Sound	54,042	46,467	29,987	130,496
Accessories	88,689	55,241	29,961	173,891
Other Hardware/Services	55,477	39,472	27,039	121,988
Total net sales	$601,096	$534,141	$325,855	$1,461,092

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of June 30, 2024 and December 31, 2023 (in thousands).

	June 30, 2024	December 31, 2023
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$7,100	$4,206

Changes in the contract liability balances during the six months ended June 30, 2024 and 2023 are as follows (in thousands):

2024
Balance at December 31, 2023	$4,206
Cash received in advance and not recognized as revenue	9,769
Amounts recognized as revenue as performance obligations satisfied	(6,875)
Balance at June 30, 2024	$7,100

2023
Balance at December 31, 2022	$4,266
Cash received in advance and not recognized as revenue	11,980
Amounts recognized as revenue as performance obligations satisfied	(9,683)
Balance at June 30, 2023	$6,563

Note 3–Fair Value Measurements

Cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$108,117	$—	$—	$108,117
Short-term investments:
U.S. Government treasury securities	257,720	11	(141)	257,590
Total	$365,837	$11	$(141)	$365,707

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$129,123	$—	$—	$129,123
Short-term investments:
U.S. Government treasury securities	152,129	103	—	152,232
Total	$281,252	$103	$—	$281,355

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

As of June 30, 2024 and December 31, 2023, the fair value of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$26,161	$19,697	$39,315	$33,895
Denominator:
Denominator for basic earnings per share	26,348	26,256	26,355	26,291
Dilutive effect of employee stock awards	172	109	167	109
Denominator for diluted earnings per share	26,520	26,365	26,522	26,400
Earnings per share:
Basic	$0.99	$0.75	$1.49	$1.29
Diluted	$0.99	$0.75	$1.48	$1.28

For the three and six months ended June 30, 2024 and 2023, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with us through common ownership.

As of June 30, 2024, there were no additional operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$485	$485	$—	$944	$944
Short-term lease cost	421	140	561	841	281	1,122
Total lease cost	$421	$625	$1,046	$841	$1,225	$2,066

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$532	$532	$—	$977	$977

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	2.43	2.43

Weighted-average discount rate:
Capitalized operating leases				3.92%	4.28%	4.21%

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$314	$590	$904	$627	$1,299	$1,926
Short-term lease cost	107	115	222	214	136	350
Total lease cost	$421	$705	$1,126	$841	$1,435	$2,276

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$314	$602	$916	$627	$1,245	$1,872

Weighted-average remaining lease term (in years):
Capitalized operating leases				0.42	3.59	3.33

Weighted-average discount rate:
Capitalized operating leases				3.92%	4.06%	4.04%

As of June 30, 2024, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,	Related Parties	Others	Total
2024, excluding the six months ended June 30, 2024	$713	$394	$1,107
2025	163	1,817	1,980
2026	163	1,042	1,205
2027	1	236	237
2028	—	161	161
Thereafter	—	—	—
	$1,040	$3,650	$4,690

Imputed interest			(231)
Lease liability balance at June 30, 2024			$4,459

As of June 30, 2024, the right-of-use, or ROU, asset had a balance of $3,917. The long-term lease liability was $2,497 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,962. As of December 31, 2023, the ROU asset had a balance of $4,340. The long-term lease liability was $3,181 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,733.

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s operating segments for the three and six months ended June 30, 2024 and 2023 is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net sales:
Enterprise Solutions	$298,808	$287,153	$581,467	$601,096
Business Solutions	278,198	261,027	534,067	534,141
Public Sector Solutions	159,473	185,367	252,970	325,855
Total net sales	$736,479	$733,547	$1,368,504	$1,461,092
Operating income (loss):
Enterprise Solutions	$10,230	$7,511	$16,077	$14,033
Business Solutions	22,229	18,831	38,018	35,384
Public Sector Solutions	2,714	1,650	(2,636)	1,679
Headquarters/Other	(4,254)	(2,921)	(7,076)	(7,908)
Total operating income	30,919	25,071	44,383	43,188
Interest income, net	4,649	1,874	9,216	3,160
Income before taxes	$35,568	$26,945	$53,599	$46,348
Selected operating expense:
Depreciation and amortization:
Enterprise Solutions	$221	$423	$426	$847
Business Solutions	147	158	310	317
Public Sector Solutions	23	20	46	39
Headquarters/Other	2,882	2,493	5,757	4,964
Total depreciation and amortization	$3,273	$3,094	$6,539	$6,167
Total assets:
Enterprise Solutions			$729,450	$678,104
Business Solutions			537,655	472,566
Public Sector Solutions			107,382	102,652
Headquarters/Other			(91,002)	(89,047)
Total assets			$1,283,485	$1,164,275

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, short-term investments, inventories, property and equipment, ROU assets, and intercompany balance, net. As of June 30, 2024 and 2023, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $59,751 and $55,432, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

Note 7–Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of unrealized gains (losses) on short-term investments, net of tax. The changes in accumulated other comprehensive income (loss) were as follows (in thousands):

Six Months Ended
June 30, 2024
Balance - December 31, 2023	$81
Other comprehensive income (loss) before reclassifications, net of tax	(158)
Less amounts reclassified from accumulated other comprehensive income (loss), net of tax	26
Net other comprehensive income (loss)	(184)
Balance - June 30, 2024	$(103)

Six Months Ended
June 30, 2023
Balance - December 31, 2022	$—
Other comprehensive income (loss) before reclassifications, net of tax	—
Less amounts reclassified from accumulated other comprehensive income (loss), net of tax	—
Net other comprehensive income (loss)	—
Balance - June 30, 2023	$—

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

Note 9–Bank Borrowings

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the daily Bloomberg Short-Term Bank Yield Index, or BSBY Rate, plus a spread based on the Company’s funded debt ratio, or in the absence of BSBY Rate, the prime rate (8.50% at June 30, 2024). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated trailing twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of June 30, 2024, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

Cash receipts are automatically applied against any outstanding borrowings. During the six months ended June 30, 2024 and 2023, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the six months ended June 30, 2024 and 2023 totaled $10,560 and $67,895, respectively; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility as of June 30, 2024 or 2023, and accordingly, the entire $50,000 credit facility was available for borrowings on such date.

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

Additional factors include those described in our Annual Report on Form 10-K for the year ended December 31, 2023, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other subsequent filings we make with the Securities and Exchange Commission from time to time.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$736.5	$733.5	$1,368.5	$1,461.1
Gross margin	18.5%	17.4%	18.6%	17.1%
Selling, general and administrative expenses	14.3%	13.8%	15.3%	14.0%
Income from operations	4.2%	3.4%	3.2%	3.0%

Net sales of $736.5 million for the second quarter of 2024 reflected an increase of $3.0 million, or 0.4% compared to the second quarter of 2023. The increase was primarily driven by increases in net sales of desktops, servers/storage, notebooks/mobility, displays and sound, and software of $15.0 million, $10.1 million, $7.6 million, $6.2 million, and $4.5 million, respectively, as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements. These increases were partially offset by decreases in net sales of net/com products, other hardware/services, and accessories of $26.3 million, $8.9 million, and $5.3 million, respectively. Gross profit for the second quarter of 2024 increased year-over-year by $8.7 million, or 6.9%, to $136.5 million as illustrated in the table and the discussion beginning on page 19 of this Quarterly Report on Form 10-Q. Gross margin increased to 18.5% from 17.4% a year ago. The increase in gross margin was primarily driven by changes in customer mix resulting in improved invoice margins, most notably in the notebooks/mobility and desktops product categories. SG&A expenses increased year-over-year by $4.2 million, or 4.2%, to $105.2 million. SG&A expenses as a percentage of net sales increased to 14.3% compared to 13.8% a year ago. The increase in SG&A expenses as a percentage of net sales is primarily due to an increase in personnel costs as shown in the table on page 18 of this Quarterly Report on Form 10-Q. Operating income for the second quarter of 2024 increased year-over-year both in dollars and as a percentage of net sales by $5.8 million and 80 basis points, respectively, primarily as a result of the increase in gross profit partially offset by the increase in SG&A expenses as discussed above.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Segment
Enterprise Solutions	40%	39%	43%	41%
Business Solutions	38	36	39	37
Public Sector Solutions	22	25	18	22
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	35%	34%	35%	35%
Desktops	12	10	11	9
Accessories	11	11	11	12
Displays and Sound	10	9	10	9
Software	9	9	10	10
Servers/Storage	9	7	8	7
Net/Com Products	7	11	7	10
Other Hardware/Services	7	9	8	8
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Segment
Enterprise Solutions	15.4%	15.0%	15.3%	14.1%
Business Solutions	23.8	23.5	23.7	22.7
Public Sector Solutions	15.2	12.7	15.5	13.4
Total Company	18.5%	17.4%	18.6%	17.1%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personnel costs	$81.1	$76.8	$159.6	$156.0
Advertising	5.2	5.2	12.6	11.8
Service contracts/subscriptions	5.7	5.3	11.7	10.4
Professional fees	3.1	2.9	6.5	6.7
Depreciation and amortization	3.2	3.1	6.5	6.2
Facilities operations	1.9	2.0	3.7	4.2
Credit card fees	1.7	1.7	3.3	3.2
Other	3.3	4.0	5.9	5.7
Total SG&A expense	$105.2	$101.0	$209.8	$204.2
As a percentage of net sales	14.3%	13.8%	15.3%	14.0%

Restructuring and Other Charges

During the three and six months ended June 30, 2024 and 2023, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred restructuring and other charges of $0.4 million for each of the three and six months ended June 30, 2024 compared to restructuring and other charges of $1.7 million and $2.6 million for the three and six months ended June 30, 2023, respectively, which were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. The Company is currently evaluating additional restructuring activities for the third quarter of 2024 and beyond.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended June 30, 2024 and the three months ended June 30, 2023; and changes between the six months ended June 30, 2024 and the six months ended June 30, 2023.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2024		2023
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$298.8	40.5%	$287.1	39.1%	$11.7	4.1%
Business Solutions	278.2	37.8	261.0	35.6	17.2	6.6
Public Sector Solutions	159.5	21.7	185.4	25.3	(25.9)	(14.0)
Total	$736.5	100.0%	$733.5	100.0%	$3.0	0.4%
Gross Profit:
Enterprise Solutions	$46.1	15.4%	$42.9	15.0%	$3.2	7.2%
Business Solutions	66.3	23.8	61.4	23.5	4.9	8.1
Public Sector Solutions	24.1	15.2	23.5	12.7	0.6	3.0
Total	$136.5	18.5%	$127.8	17.4%	$8.7	6.9%

Net sales increased for the second quarter of 2024 compared to the second quarter of 2023, as explained by the year-over-year changes discussed below:

●	Net sales of $298.8 million for the Enterprise Solutions segment reflect an increase of $11.7 million, or 4.1%. The increase in net sales is primarily due to increases in net sales of desktops, displays and sound, software, and notebooks/mobility of $19.1 million, $9.9 million, $4.1 million, and $2.2 million, respectively. These increases were partially offset by decreases in net sales of net/com products, other hardware/services, servers/storage, and accessories of $9.6 million, $8.6 million, $3.0 million, and $2.5 million, respectively.

●	Net sales of $278.2 million for the Business Solutions segment reflect an increase of $17.2 million, or 6.6%. The increase in net sales is primarily due to increases in net sales of servers/storage, notebooks/mobility, software, accessories, other hardware/services, and desktops of $11.5 million, $9.8 million, $3.9 million, $2.2 million, $1.2 million, and $1.1 million, respectively. These increases were partially offset by decreases in net sales of net/com products and displays and sound of $8.7 million and $3.7 million, respectively.

●	Net sales of $159.5 million for the Public Sector Solutions segment reflect a decrease of $25.9 million, or 14.0%. Sales to the federal government decreased by $8.3 million, or 24.6%, compared to the prior year quarter, and sales to state and local government and educational institutions decreased by $17.6 million, or 11.6%. The decrease in net sales is primarily due to decreases in net sales of net/com products, desktops, accessories, notebooks/mobility, software, and other hardware/services $7.9 million, $5.2 million, $5.0 million, $4.4 million, $3.5 million, and $1.5 million, respectively. These decreases were partially offset by an increase in net sales of servers/storage of $1.7 million.

Gross profit and gross margin for the second quarter of 2024 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $3.2 million primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin increased by 40 basis points primarily due to changes in customer mix resulting in improved invoice margins in notebooks/mobility and desktops.

●	Gross profit for the Business Solutions segment increased by $4.9 million primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin increased by 30 basis points primarily due to improved invoice margins in accessories, net/com products, software, and notebooks/mobility.

●	Gross profit for the Public Sector Solutions segment remained substantially the same year-over-year. Gross margin increased by 250 basis points primarily due to improved invoice margins in notebooks/mobility and desktops associated with a few low-margin deals from the prior period.

Selling, general and administrative expenses for the second quarter of 2024 increased both in dollars and as a percentage of net sales compared to the second quarter of 2023. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended June 30,
	2024		2023
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$35.8	12.0%	$34.4	12.0%	$1.4	4.2%
Business Solutions	44.1	15.9	42.5	16.3	1.6	3.8
Public Sector Solutions	21.5	13.5	21.8	11.7	(0.3)	(1.4)
Headquarters/Other, unallocated	3.8		2.3		1.5	62.0
Total	$105.2	14.3%	$101.0	13.8%	$4.2	4.2%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but remained consistent as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in use of shared Headquarter services of $3.6 million, partially offset by decreases in personnel costs and advertising costs of $1.4 million and $0.4 million, respectively.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and advertising costs of $1.6 million and $0.8 million, respectively, partially offset by a decrease in other expenses of $1.0 million. SG&A expenses as a percentage of net sales were 15.9% for the Business Solutions segment for the second quarter of 2024, which reflects a decrease of 40 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Public Sector Solutions segment remained substantially the same year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to decreases in other expenses, personnel costs, and advertising costs of $0.5 million, $0.3 million, and $0.2 million, respectively, partially offset by an increase in use of shared Headquarter services of $0.8 million. SG&A expenses as a percentage of net sales were 13.5% for the Public Sector Solutions segment for the second quarter of 2024, which reflects an increase of 180 basis points and is primarily due to the decrease in net sales discussed above.

●	SG&A expenses for the Headquarters/Other group increased year-over-year by $1.5 million primarily due to increases in personnel costs, service contracts/subscriptions, depreciation and amortization, and other expenses of $5.8 million, $0.7 million, $0.4 million, and $0.4 million, respectively, partially offset by a decrease in unallocated Headquarter overhead costs of $5.9 million. The Headquarters/Other group provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Restructuring and other charges for the second quarter of 2024 were $0.4 million, compared to $1.7 million for the second quarter of 2023. The restructuring and other charges were primarily related to expenses incurred in connection with the involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits.

Income from operations for the second quarter of 2024 increased to $30.9 million, compared to $25.1 million for the second quarter of 2023, primarily due to the increase in gross profit, partially offset by the increase in SG&A expenses, as discussed above. Income from operations as a percentage of net sales was 4.2% for the second quarter of 2024, compared to 3.4% for the prior year quarter, primarily due to the increase in gross profit, partially offset by the increase in SG&A expenses, as discussed above.

Interest income, net for the second quarter of 2024 increased to $4.6 million, compared to $1.9 million for the second quarter of 2023, primarily due to an increase in interest income of $2.8 million as a result of higher cash equivalent balances and interest rates on short-term investments.

Income taxes. Our provision for income taxes for the second quarter of 2024 increased to $9.4 million, compared to $7.2 million for the second quarter of 2023. Our effective tax rate decreased to 26.4% for the quarter ended June 30, 2024, compared to 26.9% for the quarter ended June 30, 2023, primarily due to non-recurring benefits included in the current year.

Net income for the second quarter of 2024 increased to $26.2 million, compared to $19.7 million for the second quarter of 2023, primarily due to a $5.8 million increase in income from operations and a $2.8 million increase in interest income, net, partially offset by an increase in the provision for income taxes of $2.2 million.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2024		2023
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$581.4	42.5%	$601.1	41.1%	$(19.7)	(3.3)%
Business Solutions	534.1	39.0	534.1	36.6	—	—
Public Sector Solutions	253.0	18.5	325.9	22.3	(72.9)	(22.4)
Total	$1,368.5	100.0%	$1,461.1	100.0%	$(92.6)	(6.3)%
Gross Profit:
Enterprise Solutions	$88.8	15.3%	$85.0	14.1%	$3.8	4.4%
Business Solutions	126.7	23.7	121.3	22.7	5.4	4.5
Public Sector Solutions	39.1	15.5	43.8	13.4	(4.7)	(10.6)
Total	$254.6	18.6%	$250.1	17.1%	$4.5	1.8%

Net sales decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as explained by the year-over-year changes discussed below:

●	Net sales of $581.4 million for the Enterprise Solutions segment reflect a decrease of $19.7 million, or 3.3%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, net/com products, other hardware/services, accessories, software, and servers/storage of $21.9 million, $10.2 million, $9.3 million, $8.5 million, $8.0 million, and $3.2 million, respectively. These decreases were partially offset by increases in net sales of desktops and displays and sound of $27.0 million and $14.5 million, respectively.

●	Net sales of $534.1 million for the Business Solutions segment remained substantially the same year-over-year. Increases in net sales of servers/storage, notebooks/mobility, accessories, and desktops of $8.8 million, $7.0 million, $3.8 million, and $0.5 million, respectively, were offset by decreases in net sales of net/com products, displays and sound, and other hardware/services of $15.2 million, $4.7 million, and $0.2 million, respectively.

●	Net sales of $253.0 million for the Public Sector Solutions segment reflect a decrease of $72.9 million, or 22.4%. Sales to the federal government decreased by $47.7 million, or 52.6%, and sales to state and local government and educational institutions decreased by $25.2 million, or 10.7%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, net/com products, accessories, desktops, other hardware/services, software, and displays and sound of $17.3 million, $15.6 million, $10.9 million, $10.8 million, $7.9 million, $7.9 million, and $2.6 million, respectively.

Gross profit and gross margin for the six months ended June 30, 2024 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $3.8 million primarily due to improved invoice margins in desktops, displays and other hardware/services. Gross margin increased by 120 basis points primarily due to improved invoice margins in desktops, displays, and other hardware/services, as well as an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Business Solutions segment increased by $5.4 million primarily due to improved invoice margins in software, notebooks/mobility, accessories, and other hardware/services. Gross margin increased by 100 basis points primarily due to improved invoice margins in software, notebooks/mobility, accessories, and other hardware/services, as well as an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Public Sector Solutions segment decreased by $4.7 million primarily due to the decrease in net sales as discussed in the preceding paragraph, partially offset by improved invoice margins in notebooks/mobility, server/storage, and other hardware/services. Gross margin increased by 210 basis points primarily due to improved invoice margins in notebooks/mobility, server/storage, and other hardware/services.

Selling, general and administrative expenses for the six months ended June 30, 2024 increased both in dollars and as a percentage of net sales compared to the six months ended June 30, 2023. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2024		2023
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$72.7	12.5%	$69.9	11.6%	$2.8	4.0%
Business Solutions	88.7	16.6	85.8	16.1	2.9	3.3
Public Sector Solutions	41.8	16.5	42.0	12.9	(0.2)	(0.6)
Headquarters/Other, unallocated	6.6		6.5		0.1	3.1
Total	$209.8	15.3%	$204.2	14.0%	$5.6	2.7%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in use of shared Headquarter services of $6.8 million, partially offset by a decrease in personnel costs of $3.3 million. SG&A expenses as a percentage of net sales were 12.5% for the Enterprise Solutions segment for the six months ended June 30, 2024, which reflects an increase of 90 basis points and is primarily due to the decrease in net sales discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and advertising costs of $2.4 million and $1.4 million, respectively, partially offset by decreases in other expenses and personnel costs of $0.6 million and $0.4 million, respectively. SG&A expenses as a percentage of net sales were 16.6% for the Business Solutions segment for the six months ended June 30, 2024, which reflects an increase of 50 basis points and is primarily due to the increase in SG&A expenses.

●	SG&A expenses for the Public Sector Solutions segment remained substantially the same year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to decreases in personnel costs and other expenses of $0.9 million and $0.6 million, respectively, partially offset by a $1.2 million increase in use of shared Headquarter services. SG&A expenses as a percentage of net sales were 16.5% for the Public Sector Solutions segment for the six months ended June 30, 2024, which reflects an increase of 360 basis points and is primarily due to the decrease in net sales discussed above.

●	SG&A expenses for the Headquarters/Other group remained substantially the same year-over-year primarily due to increases in personnel costs, service contracts/subscriptions, and depreciation and amortization of $8.1 million, $1.7 million, and $0.8 million, respectively, partially offset by a decrease in unallocated Headquarter overhead costs of $10.3 million. The Headquarters/Other group provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Restructuring and other charges for the six months ended June 30, 2024 were $0.4 million, compared to $2.6 million for the six months ended June 30, 2023. The restructuring and other charges were primarily related to expenses incurred in connection with the involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits.

Income from operations for the six months ended June 30, 2024 increased to $44.4 million, compared to $43.2 million for the six months ended June 30, 2023, primarily due to the increase in gross profit and decrease in restructuring and other charges, partially offset by the increase in SG&A expenses, as discussed above. Income from operations as a percentage of net sales was 3.2% for the six months ended June 30, 2024, compared to 3.0% for the six months ended June 30, 2023, primarily due to the decrease in net sales discussed above.

Interest income, net for the six months ended June 30, 2024 increased to $9.2 million, compared to $3.2 million for the six months ended June 30, 2023, primarily due to an increase in interest income of $6.0 million as a result of higher cash equivalent balances and interest rates on short-term investments.

Income taxes. Our provision for income taxes for the six months ended June 30, 2024 increased to $14.3 million, compared to $12.5 million for the six months ended June 30, 2023. Our effective tax rate decreased to 26.6% for the six months ended June 30, 2024, compared to 26.9% for the six months ended June 30, 2023, primarily due to non-recurring benefits included in the current year.

Net income for the six months ended June 30, 2024 increased to $39.3 million, compared to $33.9 million for the six months ended June 30, 2023, primarily due to a $6.0 million increase in interest income, net, partially offset by a $1.8 million increase in the provision for income taxes.

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

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash and Cash Equivalents. As of June 30, 2024, we had $128.2 million in cash and cash equivalents.

●	Short-term Investments. As of June 30, 2024, we had $257.6 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

●	Credit Facility. As of June 30, 2024, no borrowings were outstanding under our $50.0 million credit facility, which is available until March 31, 2025. Accordingly, our entire line of credit was available for borrowing as of June 30, 2024. This maximum borrowing capacity under our credit facility can be increased, at our option, to up to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of June 30, 2024, we were in compliance with the covenants of our credit facility.

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

Dividends

A summary of 2024 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.10	February 12, 2024	February 27, 2024	March 15, 2024
$0.10	April 30, 2024	May 14, 2024	May 29, 2024

On July 31, 2024, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.10 per share. The dividend will be paid on August 30, 2024 to all stockholders of record as of the close of business on August 13, 2024. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$95.7	$135.4
Net cash used in investing activities	(103.4)	(4.8)
Net cash used in financing activities	(9.0)	(9.5)
(Decrease) increase in cash and cash equivalents	$(16.7)	$121.1

Cash provided by operating activities was $95.7 million for the six months ended June 30, 2024. Cash provided by operating activities resulted primarily from $39.3 million of net income and a $53.2 million increase in accounts payable. A decrease in accounts receivable of $7.6 million, an increase in accrued expenses and other liabilities of $6.2 million, and depreciation and amortization added back to net income of $6.5 million also contributed to the positive inflow of cash for the six months ended June 30, 2024. These inflows were partially offset by increases in inventory and prepaid expenses, income tax receivable, and other current assets of $12.4 million and $5.8 million, respectively. The increase in accounts payable was primarily driven by the timing of payments. For the six months ended June 30, 2023, cash provided by operating activities resulted primarily from net income adjusted for non-cash charges of $45.4 million, a decrease in inventory of $48.9 million, an increase in accounts payable of $44.6 million, and a decrease in accounts receivable of $16.4 million, partially offset by an increase in prepaid expenses and other current assets of $13.7 million and a decrease in accrued expenses and other liabilities of $6.4 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2024	2023
Days of sales outstanding (DSO)(1)	68	68
Days of supply in inventory (DIO)(2)	21	24
Days of purchases outstanding (DPO)(3)	(48)	(42)
Cash conversion cycle	41	50

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle decreased to 41 days at June 30, 2024, compared to 50 days at June 30, 2023. The decrease in DIO is consistent with the decrease in inventory for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in DPO is consistent with the increase in accounts payable as of June 30, 2024 compared to June 30, 2023.

Cash used in investing activities for the six months ended June 30, 2024 consisted of $203.3 million of purchases of U.S. Government treasury securities, $103.3 million of maturities of U.S. Government treasury securities, and $3.4 million of purchases of property and equipment. These property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, we made similar property and equipment investments of $4.8 million.

Cash used in financing activities for the six months ended June 30, 2024 consisted of $10.6 million of aggregate borrowings and repayments, $3.6 million of treasury purchases, $5.3 million of dividend payments, $0.5 million of issuances of stock under the Employee Stock Purchase Plan, and $0.6 million payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily consisted of $5.4 million of treasury purchases, $4.2 million of dividend payments, $0.5 million of issuances of stock under the Employee Stock Purchase Plan, and $0.5 million payments of payroll taxes on stock-based compensation through shares withheld.

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

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of June 30, 2024, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under this facility bear interest at the greatest of (i) the prime rate (8.50% at June 30, 2024), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily BSBY Rate, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. In addition, we have the ability to increase our borrowing capacity under the credit facility up to an additional $30.0 million provided that we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity”. We did not have any borrowings outstanding under the credit facility as of June 30, 2024.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the credit facility are classified as current in our condensed consolidated balance sheets. As of June 30, 2024, the entire $50.0 million facility was available for borrowing.

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

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of June 30, 2024, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated trailing twelve months Adjusted EBITDA) must not be more than 2.0 to 1.0. Such amount was calculated as 0.0 to 1.0 at June 30, 2024, and accordingly, the funded debt ratio did not limit potential borrowings as of June 30, 2024. Future decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowings under the line of credit.

●	Minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $622.7 million at June 30, 2024, whereas our actual consolidated stockholders’ equity at that date was $874.9 million.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended June 30, 2024 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in millions) (1)(2)
04/01/24-04/30/24	14,087	$62.98	14,087	$31.2
05/01/24-05/31/24	21,988	64.45	21,988	$69.8
06/01/24-06/30/24	20,641	64.59	20,641	$68.5
	56,716	$64.14	56,716

(1)	We have repurchased in aggregate approximately 2.8 million shares of our common stock for approximately $51.5 million pursuant to the repurchase program approved by our Board of Directors.

(2)	On March 28, 2001, we announced that our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, November 22, 2022, and May 1, 2024, our Board of Directors approved increases of $15.0 million, $25.0 million, $25.0 million, and $40.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $120.0 million. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

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

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	July 31, 2024	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	July 31, 2024	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)