Form 10-Q
period 2024-09-30
PC CONNECTION INC
filed 2024-10-30
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2024

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of October 23, 2024 was 26,289,480.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$167,511	$144,954
Short-term investments	261,603	152,232
Accounts receivable, net	585,076	606,834
Inventories, net	113,691	124,179
Income taxes receivable	7,088	4,348
Prepaid expenses and other current assets	16,757	16,092
Total current assets	1,151,726	1,048,639
Property and equipment, net	53,255	56,658
Right-of-use assets	3,460	4,340
Goodwill	73,602	73,602
Intangibles, net	2,514	3,428
Other assets	1,188	1,714
Total Assets	$1,285,745	$1,188,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$293,158	$263,682
Accrued payroll	28,131	20,440
Accrued expenses and other liabilities	46,164	43,843
Total current liabilities	367,453	327,965
Deferred income taxes	18,383	15,844
Noncurrent operating lease liabilities	2,030	3,181
Other liabilities	517	624
Total Liabilities	388,383	347,614
Stockholders’ Equity:
Common stock	293	293
Additional paid-in capital	136,326	130,878
Retained earnings	819,372	760,898
Accumulated other comprehensive income	477	81
Treasury stock, at cost	(59,106)	(51,383)
Total Stockholders’ Equity	897,362	840,767
Total Liabilities and Stockholders’ Equity	$1,285,745	$1,188,381

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$724,717	$693,086	$2,093,221	$2,154,178
Cost of sales	589,311	561,198	1,703,201	1,772,217
Gross profit	135,406	131,888	390,020	381,961
Selling, general and administrative expenses	105,365	99,822	315,181	304,064
Restructuring and other charges	—	44	415	2,687
Income from operations	30,041	32,022	74,424	75,210
Interest income, net	4,837	2,688	14,053	5,848
Other income	1,700	—	1,700	—
Income before taxes	36,578	34,710	90,177	81,058
Income tax provision	(9,519)	(9,112)	(23,803)	(21,565)
Net income	$27,059	$25,598	$66,374	$59,493

Earnings per common share:
Basic	$1.03	$0.97	$2.52	$2.26
Diluted	$1.02	$0.97	$2.50	$2.25

Shares used in computation of earnings per common share:
Basic	26,292	26,262	26,334	26,281
Diluted	26,501	26,434	26,518	26,406

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$27,059	$25,598	$66,374	$59,493
Other comprehensive income:
Unrealized gains on available-for-sale investments, net of tax of $(154) and $(105) for the three and nine months ended September 30, 2024, respectively, and net of tax of $(41) for the three and nine months ended September 30, 2023, respectively	580	154	396	154
Comprehensive income	$27,639	$25,752	$66,770	$59,647

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - June 30, 2024	29,294	$293	$134,967	$794,942	$(103)	(2,962)	$(55,171)	$874,928
Stock-based compensation expense	—	—	1,999	—	—	—	—	1,999
Restricted stock units vested	16	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(640)	—	—	—	—	(640)
Repurchase of common stock for treasury	—	—	—	—	—	(59)	(3,935)	(3,935)
Dividend declaration ($0.10 per share)	—	—	—	(2,629)	—	—	—	(2,629)
Net income	—	—	—	27,059	—	—	—	27,059
Other comprehensive income, net of tax	—	—	—	—	580	—	—	580
Balance - September 30, 2024	29,310	$293	$136,326	$819,372	$477	(3,021)	$(59,106)	$897,362

	Nine Months Ended September 30, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - December 31, 2023	29,262	$293	$130,878	$760,898	$81	(2,902)	$(51,383)	$840,767
Stock-based compensation expense	—	—	6,196	—	—	—	—	6,196
Restricted stock units vested	39	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,285)	—	—	—	—	(1,285)
Repurchase of common stock for treasury	—	—	—	—	—	(119)	(7,723)	(7,723)
Issuance of common stock under Employee Stock Purchase Plan	9	—	537	—	—	—	—	537
Dividend declaration ($0.10 per share)	—	—	—	(7,900)	—	—	—	(7,900)
Net income	—	—	—	66,374	—	—	—	66,374
Other comprehensive income, net of tax	—	—	—	—	396	—	—	396
Balance - September 30, 2024	29,310	$293	$136,326	$819,372	$477	(3,021)	$(59,106)	$897,362

	Three Months Ended September 30, 2023
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - June 30, 2023	29,158	$291	$129,486	$715,726	$—	(2,902)	$(51,383)	$794,120
Stock-based compensation expense	—	—	1,789	—	—	—	—	1,789
Restricted stock units vested	16	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(399)	—	—	—	—	(399)
Dividend declaration ($0.08 per share)	—	—	—	(2,101)	—	—	—	(2,101)
Net income	—	—	—	25,598	—	—	—	25,598
Other comprehensive income, net of tax	—	—	—	—	154	—	—	154
Balance - September 30, 2023	29,174	$292	$130,875	$739,223	$154	(2,902)	$(51,383)	$819,161

	Nine Months Ended September 30, 2023
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	$—	(2,773)	$(45,937)	$766,175
Stock-based compensation expense	—	—	5,425	—	—	—	—	5,425
Restricted stock units vested	38	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(870)	—	—	—	—	(870)
Repurchase of common stock for treasury	—	—	—	—	—	(129)	(5,446)	(5,446)
Issuance of common stock under Employee Stock Purchase Plan	13	—	537	—	—	—	—	537
Dividend declaration ($0.08 per share)	—	—	—	(6,307)	—	—	—	(6,307)
Net income	—	—	—	59,493	—	—	—	59,493
Other comprehensive income, net of tax	—	—	—	—	154	—	—	154
Balance - September 30, 2023	29,174	$292	$130,875	$739,223	$154	(2,902)	$(51,383)	$819,161

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows provided by Operating Activities:
Net income	$66,374	$59,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,818	9,456
Adjustments to credit losses reserve	830	1,814
Stock-based compensation expense	6,196	5,425
Deferred income taxes	2,434	—
Amortization of discount on short-term investments	(4,402)	—
Loss on disposal of fixed assets	49	563
Changes in assets and liabilities:
Accounts receivable	20,928	20,869
Inventories	10,488	66,439
Prepaid expenses, income tax receivable, and other current assets	(3,405)	(9,556)
Other non-current assets	526	234
Accounts payable	29,141	31,648
Accrued expenses and other liabilities	9,643	(720)
Net cash provided by operating activities	148,620	185,665
Cash Flows used in Investing Activities:
Purchases of short-term investments	(255,075)	(48,699)
Maturities of short-term investments	150,607	—
Purchases of property and equipment	(5,215)	(7,355)
Net cash used in investing activities	(109,683)	(56,054)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	25,204	70,877
Repayment of short-term borrowings	(25,204)	(70,877)
Purchase of common stock for treasury shares	(7,732)	(5,392)
Dividend payments	(7,900)	(6,307)
Issuance of stock under Employee Stock Purchase Plan	537	537
Payment of payroll taxes on stock-based compensation through shares withheld	(1,285)	(870)
Net cash used in financing activities	(16,380)	(12,032)
Increase in cash and cash equivalents	22,557	117,579
Cash and cash equivalents, beginning of period	144,954	122,930
Cash and cash equivalents, end of period	$167,511	$240,509

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$425	$408
Accrued excise tax on treasury purchases	$45	$54
Supplemental Cash Flow Information:
Income taxes paid	$24,533	$34,251
Interest paid	$5	$19

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2024 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2024.

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

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. All of the Company’s investments are classified as available-for-sale. The Company classifies investments as short-term when their remaining contractual maturities are one year or less from the balance sheet date, and as long-term when the investment has a remaining contractual maturity of more than one year from the balance sheet date. The Company records investments at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income on the condensed consolidated balance sheets.

Included in interest income, net on the condensed consolidated statements of income is interest income on cash equivalents and short-term investments of $4,840 and $14,060 for the three and nine months ended September 30, 2024, respectively, and $2,684 and $5,866 for the three and nine months ended September 30, 2023, respectively.

Treasury Stock, at Cost

The total repurchases for the nine months ended September 30, 2024 and 2023 were recorded as treasury stock of $7,723 and $5,446, respectively. Such costs reflect the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

Restructuring and Other Charges

The restructuring and other charges recorded for the three and nine months ended September 30, 2024 and 2023 were primarily related to an involuntary reduction in the Company’s headquarter workforce and included cash severance and other related termination benefits. No amounts related to these costs are included in accrued expenses and other liabilities as all such amounts have been paid as of September 30, 2024.

Restructuring and other charges are presented separately from selling, general and administrative expenses. Costs incurred were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee separations	$—	$17	$415	$2,416
Other charges	—	27	—	271
Total restructuring and other charges	$—	$44	$415	$2,687

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended September 30, 2024 and 2023, along with the segment for each category (in thousands).

	Three Months Ended September 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$90,233	$91,757	$77,264	$259,254
Desktops	44,846	17,543	15,193	77,582
Software	29,847	34,478	21,706	86,031
Servers/Storage	11,866	23,106	8,696	43,668
Net/Com Products	24,530	21,186	10,340	56,056
Displays and Sound	38,316	20,682	15,981	74,979
Accessories	35,962	27,020	16,978	79,960
Other Hardware/Services	21,370	16,859	8,958	47,187
Total net sales	$296,970	$252,631	$175,116	$724,717

	Three Months Ended September 30, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$91,643	$82,777	$46,898	$221,318
Desktops	32,822	17,695	16,281	66,798
Software	29,158	34,863	13,287	77,308
Servers/Storage	13,153	25,863	11,307	50,323
Net/Com Products	25,699	38,672	17,964	82,335
Displays and Sound	26,175	24,299	20,367	70,841
Accessories	32,501	26,335	12,590	71,426
Other Hardware/Services	25,415	18,517	8,805	52,737
Total net sales	$276,566	$269,021	$147,499	$693,086

The following tables represent a disaggregation of revenue from arrangements with customers for the nine months ended September 30, 2024 and 2023, along with the segment for each category (in thousands).

	Nine Months Ended September 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$270,266	$281,754	$185,962	$737,982
Desktops	135,563	55,766	36,732	228,061
Software	78,595	102,905	36,827	218,327
Servers/Storage	39,924	78,773	30,842	149,539
Net/Com Products	63,599	62,876	30,257	156,732
Displays and Sound	106,845	62,415	43,329	212,589
Accessories	116,139	86,056	36,044	238,239
Other Hardware/Services	67,506	56,153	28,093	151,752
Total net sales	$878,437	$786,698	$428,086	$2,093,221

	Nine Months Ended September 30, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$293,551	$265,777	$172,903	$732,231
Desktops	96,536	55,468	48,669	200,673
Software	85,953	103,267	36,263	225,483
Servers/Storage	44,365	72,759	33,253	150,377
Net/Com Products	74,958	95,560	53,517	224,035
Displays and Sound	80,217	70,766	50,354	201,337
Accessories	121,190	81,576	42,551	245,317
Other Hardware/Services	80,892	57,989	35,844	174,725
Total net sales	$877,662	$803,162	$473,354	$2,154,178

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of September 30, 2024 and December 31, 2023 (in thousands).

	September 30, 2024	December 31, 2023
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$8,520	$4,206

Changes in the contract liability balances during the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

2024
Balance at December 31, 2023	$4,206
Cash received in advance and not recognized as revenue	18,544
Amounts recognized as revenue as performance obligations satisfied	(14,230)
Balance at September 30, 2024	$8,520

2023
Balance at December 31, 2022	$4,266
Cash received in advance and not recognized as revenue	15,207
Amounts recognized as revenue as performance obligations satisfied	(15,647)
Balance at September 30, 2023	$3,826

Note 3–Fair Value Measurements

Cash equivalents and short-term investments as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$144,729	$—	$—	$144,729
Short-term investments:
U.S. Government treasury securities	260,999	604	—	261,603
Total	$405,728	$604	$—	$406,332

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$129,123	$—	$—	$129,123
Short-term investments:
U.S. Government treasury securities	152,129	103	—	152,232
Total	$281,252	$103	$—	$281,355

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

As of September 30, 2024 and December 31, 2023, the fair value of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$27,059	$25,598	$66,374	$59,493
Denominator:
Denominator for basic earnings per share	26,292	26,262	26,334	26,281
Dilutive effect of employee stock awards	209	172	184	125
Denominator for diluted earnings per share	26,501	26,434	26,518	26,406
Earnings per share:
Basic	$1.03	$0.97	$2.52	$2.26
Diluted	$1.02	$0.97	$2.50	$2.25

For the three and nine months ended September 30, 2024 and 2023, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with it through common ownership.

As of September 30, 2024, there were no additional significant operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$501	$501	$—	$1,445	$1,445
Short-term lease cost	420	140	560	1,261	421	1,682
Total lease cost	$420	$641	$1,061	$1,261	$1,866	$3,127

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$550	$550	$—	$1,527	$1,527

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	2.22	2.22

Weighted-average discount rate:
Capitalized operating leases				—	4.27%	4.27%

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$313	$500	$813	$940	$1,799	$2,739
Short-term lease cost	107	161	268	321	297	618
Total lease cost	$420	$661	$1,081	$1,261	$2,096	$3,357

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$313	$542	$855	$940	$1,787	$2,727

Weighted-average remaining lease term (in years):
Capitalized operating leases				0.17	3.15	3.04

Weighted-average discount rate:
Capitalized operating leases				3.92%	4.07%	4.05%

As of September 30, 2024, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,
2024, excluding the nine months ended September 30, 2024	$556
2025	1,980
2026	1,205
2027	237
2028	161
Thereafter	—
$4,139

Imputed interest	$(187)
Lease liability balance at September 30, 2024	$3,952

As of September 30, 2024, the right-of-use, or ROU, asset had a balance of $3,460. The long-term lease liability was $2,030 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,922. As of December 31, 2023, the ROU asset had a balance of $4,340. The long-term lease liability was $3,181 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,733.

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

Net sales presented below exclude inter-segment product revenues. Segment information applicable to the Company’s operating segments for the three and nine months ended September 30, 2024 and 2023 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Enterprise Solutions	$296,970	$276,566	$878,437	$877,662
Business Solutions	252,631	269,021	786,698	803,162
Public Sector Solutions	175,116	147,499	428,086	473,354
Total net sales	$724,717	$693,086	$2,093,221	$2,154,178
Operating income (loss):
Enterprise Solutions	$10,280	$11,230	$26,357	$25,263
Business Solutions	20,065	21,040	58,083	56,424
Public Sector Solutions	4,342	4,117	1,706	5,796
Headquarters/Other	(4,646)	(4,365)	(11,722)	(12,273)
Total operating income	30,041	32,022	74,424	75,210
Interest income, net	4,837	2,688	14,053	5,848
Other income	1,700	—	1,700	—
Income before taxes	$36,578	$34,710	$90,177	$81,058
Selected operating expense:
Depreciation and amortization:
Enterprise Solutions	$215	$391	$641	$1,238
Business Solutions	155	156	465	473
Public Sector Solutions	22	22	68	61
Headquarters/Other	2,887	2,720	8,644	7,684
Total depreciation and amortization	$3,279	$3,289	$9,818	$9,456
Total assets:
Enterprise Solutions			$717,143	$676,694
Business Solutions			553,881	481,483
Public Sector Solutions			117,728	110,919
Headquarters/Other			(103,007)	(87,669)
Total assets			$1,285,745	$1,181,427

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivables, goodwill, and other intangibles, net. Assets reported under the Headquarters/Other group are managed by corporate headquarters, including cash and cash equivalents, short-term investments, inventories, property and equipment, ROU assets, and intercompany balance, net. As of September 30, 2024 and 2023, total assets for the Headquarters/Other group were presented net of intercompany balance eliminations of $64,994 and $58,864, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

Note 7–Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is included as a component of stockholders’ equity, is comprised of unrealized gains on short-term investments, net of tax. The changes in accumulated other comprehensive income were as follows (in thousands):

Nine Months Ended
September 30, 2024
Balance - December 31, 2023	$81
Other comprehensive income before reclassifications, net of tax	477
Less amounts reclassified from accumulated other comprehensive income, net of tax	81
Net other comprehensive income	396
Balance - September 30, 2024	$477

Nine Months Ended
September 30, 2023
Balance - December 31, 2022	$—
Other comprehensive income before reclassifications, net of tax	154
Less amounts reclassified from accumulated other comprehensive income, net of tax	—
Net other comprehensive income	154
Balance - September 30, 2023	$154

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

Note 9–Bank Borrowings

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the daily Bloomberg Short-Term Bank Yield Index, or BSBY Rate, plus a spread based on the Company’s funded debt ratio, or in the absence of BSBY Rate, the prime rate (8.00% at September 30, 2024). The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility for a given quarter to consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated trailing twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of September 30, 2024, the Company was in compliance with all financial covenants contained in the agreement governing the credit facility.

Cash receipts are automatically applied against any outstanding borrowings. During the nine months ended September 30, 2024 and 2023, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the nine months ended September 30, 2024 and 2023 totaled $25,204 and $70,877, respectively; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility as of September 30, 2024 or 2023, and accordingly, the entire $50,000 credit facility was available for borrowings on such date.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$724.7	$693.1	$2,093.2	$2,154.2
Gross margin	18.7%	19.0%	18.6%	17.7%
Selling, general and administrative expenses	14.5%	14.4%	15.1%	14.1%
Income from operations	4.1%	4.6%	3.6%	3.5%

Net sales of $724.7 million for the third quarter of 2024 reflected an increase of $31.6 million, or 4.6% compared to the third quarter of 2023. The increase was primarily driven by increases in net sales of notebooks/mobility, desktops, software, accessories, and displays and sound of $37.9 million, $10.8 million, $8.7 million, $8.5 million, and $4.1 million, respectively, as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements. These increases were partially offset by decreases in net sales of advanced technology categories including net/com products, servers/storage, and other hardware/services of $26.3 million, $6.7 million, and $5.6 million, respectively. Gross profit for the third quarter of 2024 increased year-over-year by $3.5 million, or 2.7%, to $135.4 million as illustrated in the table and the discussion beginning on page 19 of this Quarterly Report on Form 10-Q. Gross margin decreased to 18.7% from 19.0% a year ago. The decrease in gross margin was primarily driven by a shift in product mix to lower-margin sales of endpoint devices including notebooks/mobility and desktops as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements and the product mix table on page 18. This decrease was partially offset by an increase in the amount of software sales recognized on a net basis. SG&A expenses increased year-over-year by $5.6 million, or 5.6%, to $105.4 million. SG&A expenses as a percentage of net sales increased to 14.5% compared to 14.4% a year ago. The increase in SG&A expenses as a percentage of net sales is primarily due to increases in personnel costs related to investments in resources designed to strengthen our sales, technical sales, and services capabilities, advertising, and service contracts/subscriptions as shown in the table on page 18 of this Quarterly Report on Form 10-Q combined with the increase in net sales as discussed above. Operating income for the third quarter of 2024 decreased year-over-year both in dollars and as a percentage of net sales by $2.0 million and 50 basis points, respectively, primarily as a result of the increase in SG&A expenses as discussed above.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Segment
Enterprise Solutions	41%	40%	42%	41%
Business Solutions	35	39	38	37
Public Sector Solutions	24	21	20	22
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	36%	32%	35%	34%
Desktops	11	10	11	9
Software	12	11	11	11
Servers/Storage	6	7	7	7
Net/Com Products	8	12	8	11
Displays and Sound	10	10	10	9
Accessories	11	10	11	11
Other Hardware/Services	6	8	7	8
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Segment
Enterprise Solutions	15.6%	16.0%	15.4%	14.7%
Business Solutions	25.0	23.3	24.1	22.9
Public Sector Solutions	14.9	16.9	15.2	14.5
Total Company	18.7%	19.0%	18.6%	17.7%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Personnel costs	$79.9	$77.5	$239.5	$233.5
Advertising	6.2	4.6	18.8	16.5
Service contracts/subscriptions	6.4	5.1	18.1	15.5
Professional fees	3.3	2.6	9.8	9.3
Depreciation and amortization	3.3	3.3	9.8	9.5
Facilities operations	1.9	2.0	5.6	6.2
Credit card fees	1.8	2.1	5.1	5.3
Other	2.6	2.6	8.5	8.3
Total SG&A expense	$105.4	$99.8	$315.2	$304.1
As a percentage of net sales	14.5%	14.4%	15.1%	14.1%

Restructuring and Other Charges

During the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred restructuring and other charges of $0.4 million for the nine months ended September 30, 2024 compared to restructuring and other charges of less than $0.1 million and $2.7 million for the three and nine months ended September 30, 2023, respectively, which were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. We did not incur any restructuring charges in the three months ended September 30, 2024.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended September 30, 2024 and the three months ended September 30, 2023; and changes between the nine months ended September 30, 2024 and the nine months ended September 30, 2023.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2024		2023
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$297.0	41.0%	$276.6	39.9%	$20.4	7.4%
Business Solutions	252.6	34.9	269.0	38.8	(16.4)	(6.1)
Public Sector Solutions	175.1	24.1	147.5	21.3	27.6	18.7
Total	$724.7	100.0%	$693.1	100.0%	$31.6	4.6%
Gross Profit:
Enterprise Solutions	$46.2	15.6%	$44.2	16.0%	$2.0	4.4%
Business Solutions	63.1	25.0	62.7	23.3	0.4	0.7
Public Sector Solutions	26.1	14.9	25.0	16.9	1.1	4.4
Total	$135.4	18.7%	$131.9	19.0%	$3.5	2.7%

Net sales increased for the third quarter of 2024 compared to the third quarter of 2023, as explained by the year-over-year changes discussed below:

●	Net sales of $297.0 million for the Enterprise Solutions segment reflect an increase of $20.4 million, or 7.4%. The increase in net sales is primarily due to increases in net sales of displays and sound, desktops, and accessories of $12.1 million, $12.0 million, and $3.5 million, respectively. These increases were partially offset by decreases in net sales of other hardware/services, notebooks/mobility, servers/storage, and net/com products of $4.0 million, $1.4 million, $1.3 million, and $1.2 million, respectively.

●	Net sales of $252.6 million for the Business Solutions segment reflect a decrease of $16.4 million, or 6.1%. The decrease in net sales is primarily due to decreases in net sales of net/com products, displays and sound, servers/storage, and other hardware/services of $17.5 million, $3.6 million, $2.8 million, and $1.7 million, respectively. These decreases were partially offset by an increase in net sales of notebooks/mobility of $9.0 million.

●	Net sales of $175.1 million for the Public Sector Solutions segment reflect an increase of $27.6 million, or 18.7%. Sales to the federal government increased by $25.6 million, or 97.2%, compared to the prior year quarter, and sales to state and local government and educational institutions increased by $2.0 million, or 1.7%. The increase in sales to the federal government was primarily driven by a few large orders in the current period. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, software, and accessories of $30.4 million, $8.4 million, and $4.4 million, respectively. These increases were partially offset by decreases in net sales of net/com products, displays and sound, servers/storage, and desktops of $7.6 million, $4.4 million, $2.6 million, and $1.1 million, respectively.

Gross profit and gross margin for the third quarter of 2024 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $2.0 million primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin decreased by 40 basis points primarily due to reduced software agency fees and a shift in product mix to lower-margin sales of devices including displays and sound and desktops as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

●	Gross profit for the Business Solutions segment remained substantially the same year-over-year. Gross margin increased by 170 basis points primarily due to an increase in the amount of software sales recognized on a net basis, as well as changes in customer mix.

●	Gross profit for the Public Sector Solutions segment increased by $1.1 million primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin decreased by 200 basis points primarily due to a few low-margin deals in the current period.

Selling, general and administrative expenses for the third quarter of 2024 increased in dollars but remained substantially the same as a percentage of net sales compared to the third quarter of 2023. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Three Months Ended September 30,
	2024		2023
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$35.9	12.1%	$33.0	11.9%	$2.9	8.8%
Business Solutions	43.1	17.1	41.6	15.5	1.5	3.5
Public Sector Solutions	21.7	12.4	20.9	14.1	0.8	4.1
Headquarters/Other, unallocated	4.7		4.3		0.4	7.5
Total	$105.4	14.5%	$99.8	14.4%	$5.6	5.6%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but remained substantially the same as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and advertising of $3.4 million and $0.4 million, respectively, partially offset by decreases in personnel costs, other expenses, and depreciation and amortization of $0.3 million, $0.2 million, and $0.2 million, respectively.

●	SG&A expenses for the Business Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and advertising of $1.4 million and $1.1 million, respectively, partially offset by a decrease in personnel costs of $1.0 million. SG&A expenses as a percentage of net sales were 17.1% for the Business Solutions segment for the third quarter of 2024, which reflects an increase of 160 basis points and is primarily due to the decrease in net sales discussed above.

●	SG&A expenses for the Public Sector Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and personnel costs of $0.7 million and $0.3 million, respectively, partially offset by a decrease in credit card fees of $0.2 million. SG&A expenses as a percentage of net sales were 12.4% for the Public Sector Solutions segment for the third quarter of 2024, which reflects a decrease of 170 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Headquarters/Other group increased year-over-year by $0.4 million primarily due to increases in personnel costs, service contracts/subscriptions, professional fees, and other expenses of $3.4 million, $1.3 million, $0.8 million, and $0.3 million, respectively, partially offset by an increase in the allocated amounts to the sales segments of $5.5 million. The Headquarters/Other group provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Restructuring and other charges were not incurred during the third quarter of 2024. Restructuring and other charges for the third quarter of 2023 were less than $0.1 million. The restructuring and other charges were primarily related to expenses incurred in connection with the involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits.

Income from operations for the third quarter of 2024 decreased to $30.0 million, compared to $32.0 million for the third quarter of 2023, primarily due to the increase in SG&A expenses, partially offset by the increase in gross profit, as discussed above. Income from operations as a percentage of net sales was 4.1% for the third quarter of 2024, compared to 4.6% for the prior year quarter, primarily due to the increase in net sales, as discussed above.

Interest income, net for the third quarter of 2024 increased to $4.8 million, compared to $2.7 million for the third quarter of 2023, primarily due to an increase in interest income of $2.2 million as a result of higher cash equivalent balances and interest rates on short-term investments.

Other income for the third quarter of 2024 was $1.7 million as a result of a legal settlement received.

Income taxes. Our provision for income taxes for the third quarter of 2024 increased to $9.5 million, compared to $9.1 million for the third quarter of 2023. Our effective tax rate decreased to 26.0% for the quarter ended September 30, 2024, compared to 26.3% for the quarter ended September 30, 2023, primarily due to non-recurring benefits included in the current year.

Net income for the third quarter of 2024 increased to $27.1 million, compared to $25.6 million for the third quarter of 2023, primarily due to a $2.1 million increase in interest income, net and other income of $1.7 million, partially offset by a decrease in income from operations of $2.0 million and an increase in the provision for income taxes of $0.4 million.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2024		2023
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$878.4	42.0%	$877.7	40.7%	$0.7	0.1%
Business Solutions	786.7	37.6	803.2	37.3	(16.5)	(2.0)
Public Sector Solutions	428.1	20.4	473.3	22.0	(45.2)	(9.6)
Total	$2,093.2	100.0%	$2,154.2	100.0%	$(61.0)	(2.8)%
Gross Profit:
Enterprise Solutions	$135.0	15.4%	$129.3	14.7%	$5.7	4.4%
Business Solutions	189.8	24.1	183.9	22.9	5.9	3.2
Public Sector Solutions	65.2	15.2	68.8	14.5	(3.6)	(5.2)
Total	$390.0	18.6%	$382.0	17.7%	$8.0	2.1%

Net sales decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as explained by the year-over-year changes discussed below:

●	Net sales of $878.4 million for the Enterprise Solutions segment remained substantially the same year-over-year. Increases in net sales of desktops and displays and sound of $39.0 million and $26.6 million, respectively, were offset by decreases in net sales of notebooks/mobility, other hardware/services, net/com products, software, accessories, and servers/storage of $23.3 million, $13.4 million, $11.4 million, $7.4 million, $5.1 million, and $4.4 million, respectively.

●	Net sales of $786.7 million for the Business Solutions segment reflect a decrease of $16.5 million, or 2.0%. The decrease in net sales is primarily due to decreases in net sales of net/com products, displays and sound, and other hardware/services of $32.7 million, $8.4 million, and $1.8 million, respectively. These decreases were partially offset by increases in net sales of notebooks/mobility, servers/storage, and accessories of $16.0 million, $6.0 million, and $4.5 million, respectively.

●	Net sales of $428.1 million for the Public Sector Solutions segment reflect a decrease of $45.2 million, or 9.6%. Sales to the federal government decreased by $22.1 million, or 18.9%, and sales to state and local government and educational institutions decreased by $23.1 million, or 6.5%. The decrease in net sales is primarily due to decreases in net sales of net/com products, desktops, other hardware/services, displays and sound, accessories, and servers/storage of $23.3 million, $11.9 million, $7.8 million, $7.0 million, $6.5 million, and $2.4 million, respectively. These decreases were partially offset by an increase in net sales of notebooks/mobility of $13.1 million.

Gross profit and gross margin for the nine months ended September 30, 2024 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $5.7 million primarily due to improved invoice margins in desktops, displays, and notebooks/mobility. Gross margin increased by 70 basis points primarily due to an increase in the amount of software sales recognized on a net basis, as well as improved invoice margins in desktops and notebooks/mobility.

●	Gross profit for the Business Solutions segment increased by $5.9 million primarily due to improved invoice margins in software, notebooks/mobility, accessories, and other hardware/services. Gross margin increased by 120 basis points primarily due to an increase in the amount of software sales recognized on a net basis, as well as improved invoice margins in desktops and accessories.

●	Gross profit for the Public Sector Solutions segment decreased by $3.6 million primarily due to the decrease in net sales as discussed in the preceding paragraph, partially offset by improved invoice margins in notebooks/mobility, server/storage, and other hardware/services. Gross margin increased by 70 basis points primarily due to improved invoice margins in notebooks/mobility, server/storage, and other hardware/services.

Selling, general and administrative expenses for the nine months ended September 30, 2024 increased both in dollars and as a percentage of net sales compared to the nine months ended September 30, 2023. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other group expenses are summarized in the table below (dollars in millions):

	Nine Months Ended September 30,
	2024		2023
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$108.6	12.4%	$102.9	11.7%	$5.7	5.6%
Business Solutions	131.8	16.8	127.5	15.9	4.3	3.3
Public Sector Solutions	63.5	14.8	62.9	13.3	0.6	1.0
Headquarters/Other, unallocated	11.3		10.8		0.5	4.9
Total	$315.2	15.1%	$304.1	14.1%	$11.1	3.7%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in use of shared Headquarter services of $10.2 million, partially offset by decreases in personnel costs and depreciation and amortization of $3.7 million and $0.6 million, respectively. SG&A expenses as a percentage of net sales were 12.4% for the Enterprise Solutions segment for the nine months ended September 30, 2024, which reflects an increase of 70 basis points and is primarily due to the increase in SG&A expenses.

●	SG&A expenses for the Business Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and advertising of $3.8 million and $2.5 million, respectively, partially offset by decreases in personnel costs and other expenses of $1.4 million and $0.6 million, respectively. SG&A expenses as a percentage of net sales were 16.8% for the Business Solutions segment for the nine months ended September 30, 2024, which reflects an increase of 90 basis points and is primarily due to the decrease in net sales discussed above, combined with the increase in SG&A expenses.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in use of shared Headquarter services of $1.9 million, partially offset by decreases in personnel costs, credit card fees, and other expenses of $0.6 million, $0.4 million, and $0.4 million, respectively. SG&A expenses as a percentage of net sales were 14.8% for the Public Sector Solutions segment for the nine months ended September 30, 2024, which reflects an increase of 150 basis points and is primarily due to the decrease in net sales discussed above.

●	SG&A expenses for the Headquarters/Other group increased year-over-year primarily due to increases in personnel costs, service contracts/subscriptions, depreciation and amortization, and other expenses of $11.6 million, $2.9 million, $1.0 million, and $0.9 million, respectively, partially offset by an increase in the allocated amounts to the sales segments of $15.8 million. The Headquarters/Other group provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Restructuring and other charges for the nine months ended September 30, 2024 were $0.4 million, compared to $2.7 million for the nine months ended September 30, 2023. The restructuring and other charges were primarily related to expenses incurred in connection with the involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits.

Income from operations for the nine months ended September 30, 2024 decreased to $74.4 million, compared to $75.2 million for the nine months ended September 30, 2023, primarily due to the increase in SG&A expenses, partially offset by the increase in gross profit and decrease in restructuring and other charges, as discussed above. Income from operations as a percentage of net sales was 3.6% for the nine months ended September 30, 2024, compared to 3.5% for the nine months ended September 30, 2023, primarily due to the decrease in net sales discussed above.

Interest income, net for the nine months ended September 30, 2024 increased to $14.1 million, compared to $5.8 million for the nine months ended September 30, 2023, primarily due to an increase in interest income of $8.3 million as a result of higher cash equivalent balances and interest rates on short-term investments.

Other income for the nine months ended September 30, 2024 was $1.7 million as a result of a legal settlement received.

Income taxes. Our provision for income taxes for the nine months ended September 30, 2024 increased to $23.8 million, compared to $21.6 million for the nine months ended September 30, 2023. Our effective tax rate decreased to 26.4% for the nine months ended September 30, 2024, compared to 26.6% for the nine months ended September 30, 2023, primarily due to non-recurring benefits included in the current year.

Net income for the nine months ended September 30, 2024 increased to $66.4 million, compared to $59.5 million for the nine months ended September 30, 2023, primarily due to a $8.3 million increase in interest income, net and other income of $1.7 million, partially offset by a $2.2 million increase in the provision for income taxes.

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

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash and Cash Equivalents. As of September 30, 2024, we had $167.5 million in cash and cash equivalents.

●	Short-term Investments. As of September 30, 2024, we had $261.6 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

●	Credit Facility. As of September 30, 2024, no borrowings were outstanding under our $50.0 million credit facility, which is available until March 31, 2025. Accordingly, our entire line of credit was available for borrowing as of September 30, 2024. This maximum borrowing capacity under our credit facility can be increased, at our option, to up to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of September 30, 2024, we were in compliance with the covenants of our credit facility.

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

Dividends

A summary of 2024 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.10	February 12, 2024	February 27, 2024	March 15, 2024
$0.10	April 30, 2024	May 14, 2024	May 29, 2024
$0.10	July 30, 2024	August 13, 2024	August 30, 2024

On October 30, 2024, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.10 per share. The dividend will be paid on November 29, 2024 to all stockholders of record as of the close of business on November 12, 2024. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$148.7	$185.7
Net cash used in investing activities	(109.7)	(56.1)
Net cash used in financing activities	(16.4)	(12.0)
Increase in cash and cash equivalents	$22.6	$117.6

Cash provided by operating activities was $148.7 million for the nine months ended September 30, 2024. Cash provided by operating activities resulted primarily from $66.4 million of net income, an increase in accounts payable of $29.1 million, and a decrease in accounts receivable of $20.9 million. A decrease in inventory of $10.5 million, an increase in accrued expenses and other liabilities of $9.6 million, and depreciation and amortization and stock-based compensation expense added back to net income of $9.8 million and $6.2 million, respectively, also contributed to the positive inflow of cash for the nine months ended September 30, 2024. These inflows were partially offset by the amortization of discounts on short-term investments of $4.4 million subtracted from net income. The increase in accounts payable and decrease in accounts receivable were primarily driven by the timing of payments. For the nine months ended September 30, 2023, cash provided by operating activities resulted primarily from net income adjusted for non-cash charges of $76.8 million, a decrease in inventory of $66.4 million, an increase in accounts payable of $31.6 million, and a decrease in accounts receivable of $20.9 million, partially offset by an increase in prepaid expenses, income tax receivable, and other current assets of $9.6 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2024	2023
Days of sales outstanding (DSO)(1)	67	71
Days of supply in inventory (DIO)(2)	18	23
Days of purchases outstanding (DPO)(3)	(45)	(43)
Cash conversion cycle	40	51

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle decreased to 40 days at September 30, 2024, compared to 51 days at September 30, 2023. The decrease in DSO is consistent with the increase in net sales for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in DIO is consistent with the decrease in inventory for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in DPO is consistent with the increase in accounts payable as of September 30, 2024 compared to September 30, 2023.

Cash used in investing activities for the nine months ended September 30, 2024 consisted of $255.1 million of purchases of U.S. Government treasury securities, $150.6 million of maturities of U.S. Government treasury securities, and $5.2 million of purchases of property and equipment. These property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, investing activities consisted of $48.7 million of purchases of U.S. Government treasury securities and $7.4 million of purchases of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2024 consisted of $25.2 million of aggregate borrowings and repayments, $7.7 million of treasury purchases, $7.9 million of dividend payments, $0.5 million of issuances of stock under the Employee Stock Purchase Plan, and $1.3 million payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily consisted of $70.9 million of aggregate borrowings and repayments, $5.4 million of treasury purchases, $6.3 million of dividend payments, $0.5 million of issuances of stock under the Employee Stock Purchase Plan, and $0.9 million payments of payroll taxes on stock-based compensation through shares withheld.

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

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of September 30, 2024, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under this facility bear interest at the greatest of (i) the prime rate (8.00% at September 30, 2024), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily BSBY Rate, plus 1.00% per annum, provided that the rate shall at no time be less than 0% per annum. In addition, we have the ability to increase our borrowing capacity under the credit facility up to an additional $30.0 million provided that we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity”. We did not have any borrowings outstanding under the credit facility as of September 30, 2024.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the credit facility are classified as current in our condensed consolidated balance sheets. As of September 30, 2024, the entire $50.0 million facility was available for borrowing.

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

Credit Facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of September 30, 2024, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated trailing twelve months Adjusted EBITDA) must not be more than 2.0 to 1.0. Such amount was calculated as 0.0 to 1.0 at September 30, 2024, and accordingly, the funded debt ratio did not limit potential borrowings as of September 30, 2024. Future decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowings under the line of credit.

●	Minimum consolidated net worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $636.2 million at September 30, 2024, whereas our actual consolidated stockholders’ equity at that date was $897.4 million.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended September 30, 2024 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in millions) (1)(2)
07/01/24-07/31/24	44,770	$64.74	44,770	$65.6
08/01/24-08/31/24	8,716	$70.27	8,716	$65.0
09/01/24-09/30/24	5,706	$69.58	5,706	$64.6
	59,192	$66.02	59,192

(1)	We have repurchased in aggregate approximately 2.8 million shares of our common stock for approximately $55.4 million pursuant to the repurchase program approved by our Board of Directors.

(2)	On March 28, 2001, we announced that our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, November 22, 2022, and May 1, 2024, our Board of Directors approved increases of $15.0 million, $25.0 million, $25.0 million, and $40.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $120.0 million. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as each term is defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

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

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	October 30, 2024	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	October 30, 2024	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)