Form 10-K
period 2024-12-31
PC CONNECTION INC
filed 2025-02-24
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ◻

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

Large Accelerated Filer ☑ Accelerated Filer ◻ Non-accelerated Filer ◻ Smaller Reporting Company ◻ Emerging Growth Company ◻

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

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2024, based on $64.20 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $775 million.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2025 was 26,160,014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

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

●cyberattacks or the failure to safeguard personal information and our IT systems resulting in liability and harm to our reputation; and

●macroeconomic factors facing the global economy, including disruptions in the capital markets, changes in trade policy, which may include the imposition of tariffs, economic sanctions and economic slowdowns or recessions, rising inflation and changing interest rates reducing the level of investment our customers are willing to make in IT products.

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

PART I

Item 1. Business

GENERAL

We are a Fortune 1000 Global Solutions Provider that simplifies the IT customer experience, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. Our Technology Solutions Organization, or TSO, and state-of-the-art Technology Integration and Distribution Center, or TIDC, with ISO 9001:2015 certified technical configuration lab, offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

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

Since our founding in 1982, we have consistently served our customers’ needs by providing innovative, reliable, and timely service and technical support, and by offering an extensive assortment of industry-leading products through knowledgeable, well-trained sales and support teams. Our strategy’s effectiveness is reflected in the recognition we have received, including being named to the Fortune 1000 and the CRN Solution Provider 500 for twenty-four straight years. In recent years, we have received numerous awards, including HP U.S. Personal Systems 2024 National Solutions Provider Partner of the Year; Dell Technologies 2024 Federal Rising Star Partner of the Year; and ServiceNow 2024 Americas Reseller Partner of the Year. In addition to being named to the CRN Tech Elite 250, Connection has twice been recognized as one of “America’s Best-in-State Employers” by Forbes, honored as a Gold NH Veteran Friendly Business by the Department of Military Affairs & Veterans Services and NH Employment Security, and earned distinction as one of the “Most Trustworthy Companies in America” by Newsweek for the past three years. Connection made its debut on Newsweek’s ranking of “World’s Most Trustworthy Companies” in 2024. Our technical experts hold more than 5,000 professional certifications, and we have been awarded industry-leading partner authorizations, including Microsoft Azure Expert Managed Service Provider status. We believe this pursuit of excellence and our ability to understand our customers’ needs and provide comprehensive and effective IT solutions has earned us strong brand name recognition and a broad and loyal customer base. We also believe that through our strong vendor relationships we can provide an efficient supply chain and be an effective IT solution provider for our diverse customer base.

We strive to identify the unique needs of our corporate, government, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, integration, deployment, and support of their IT environments. As of December 31, 2024, we employed 711 sales representatives. Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever. These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff through our TSO. Our Industry Solutions Group, or ISG, provides our sales team and customers with insights and guidance customized to the unique needs of our vertical markets, including healthcare, retail, finance, and manufacturing. We believe that increasing our sales force productivity is important to our future success, and we have increased our headcount and investments in our sales and sales support teams accordingly.

We market our products and services through our websites: www.connection.com, www.connection.com/enterprise, www.connection.com/publicsector, www.cnxnhelix.com, and www.macconnection.com. Our websites provide extensive product information, customized pricing, rich content, and a digital platform for online orders. We are not including the information contained in our websites as part of, or incorporating by reference into, this Annual Report on Form 10-K.

MARKET AND COMPETITION

In the fiscal year ended December 31, 2024, we generated approximately 42.2% of our sales from medium-to-large businesses (Fortune 1000), 37.4% from SMBs, and 20.4% from government and educational institutions.

The largest segment of the United States IT market that we operate within is served by local and regional value-added resellers, or VARs, many of whom engage in the sales of hardware and software products, as well as higher-margin IT services. We have adapted our business over the years to become an enterprise-wide IT solutions supplier. We have also partnered with third-party technology and telecommunications service providers to offer our customers access to the same services and technical expertise as local and regional VARs, but with a more extensive product selection, often at lower prices.

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

●	Providing consistent customer service before, during, and after the sale. We believe that we have earned a reputation for providing superior customer service by consistently focusing on our customers’ needs. Empathy for the challenges technology procurement presents to people is at the heart of our culture and serves as a foundation for long-lasting and rewarding partnerships we create with organizations of every size and industry. We have dedicated our resources to developing strong, long-term relationships with our customers by accurately assessing their IT needs, and providing scalable, high-quality solutions and services through our knowledgeable, well-trained personnel. Through operational excellence, we believe we have created efficient delivery programs that provide a quality buying experience for our customers.

●	Offering a broad product selection at competitive prices. We offer a broad range of IT products and solutions, including personal computers and related peripheral products, servers, storage, managed services, cloud solutions, and networking infrastructure, at costs that are designed to allow our customers to be more productive while maximizing their IT budgets. Our integrated and advanced solution offerings include network, server, storage, and mission-critical onsite installation and support using proprietary cloud-based service management software. We offer products and enhanced service capabilities with aggressive price and performance standards, all with the convenience of one-stop shopping for technology solutions.

●	Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. We specialize in Internet-based solutions and provide electronic integration between our customers and suppliers.

●	Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on several key areas: data and automation, workplace transformation, cloud, cybersecurity, and technology services. Our TSO is responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these focus areas to enable us to capture a greater share of our customers’ IT expenditures.

●	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last twenty-four years. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality support, tailored marketing programs, and competitive pricing that lead the way to expanding our share of the overall IT market we serve. Through the use of creative, consistent marketing activities, our goal is to strengthen the Connection brand and reinforce our reputation as a trusted IT advisor with a history of innovation and customer-centric service.

●	Maintaining long-standing vendor relationships. Our close partnerships with leading technology manufacturers and vendors provide our team with access to the latest product offerings, training assets, and support resources. We have a history of strong relationships with vendors and were among the first global solutions providers qualified by manufacturers to market computer systems to end users. By working closely with our vendors to provide an efficient channel for the advertising and distribution of their products and solutions, we expect to expand market share and generate opportunities for optimizing partner incentive programs. We promote communication and collaboration with our partner community at every level of our organization, from sales and product management to leadership. We meet regularly with our partners to share feedback and explore strategies to promote greater engagement and better serve our mutual customers.

GROWTH STRATEGIES

Our growth strategies are designed to increase revenues by maximizing operational efficiencies while offering innovative products and value-added service offerings, expanding our offerings to our existing customers, and expanding our customer base. Our seven key elements of growth are:

●	Expanding hardware and software offerings. We offer our customers an extensive range of IT hardware and software products, and in response to customer demand, we continually evaluate and add new products to our offerings as they become available. We also work closely with vendors to identify and source first-to-market product offerings at aggressive prices.

●	Expanding IT solution services offerings. We strive to accelerate solution and service growth by providing creative solutions to the increasingly complex hardware and software needs of our customers. Our cloud, cybersecurity, data center, workplace transformation, and technology services teams consist of industry-certified and product-certified engineers, as well as highly specialized third-party providers. We believe our investment in these areas may increase our share of our existing customers’ annual IT expenditures by broadening the range of products and services they purchase from us.

●	Delivering artificial intelligence, or AI, and automation solutions. We believe that the AI services we offer can be deployed in tailored, efficient, and cost-effective manners to drive our clients’ success. We currently offer AI workshops, which we deliver to customers, and AI infrastructure design and optimization services for core AI infrastructure. We are currently in the process of expanding these services to include other areas that we believe are relevant to the broader AI ecosystem of development. Working alongside leaders within our partner ecosystem, we are expanding our capabilities and capacity to identify and bring to market the technologies and guidance that customers—across a broad range of industries and specialized verticals—require to ensure a seamless transition into the AI era. We believe our focus on helping customers understand this intricate landscape, discover and define their unique AI value path, and realize AI’s envisioned potential will enable us to serve as a trusted advisor and deliver a holistic approach to AI and automation that encompasses strategy, technical expertise, and integration. We have developed and are investing in a core AI capability that is driven through our CNXN Helix effort, which was launched in 2023 and brings together industry-leading experts, resources, and support designed to help organizations of all sizes realize the benefits of AI and automation. We believe this effort will set the foundation for our expanded capabilities and services within this fast-growing AI ecosystem.

●	Targeting customer segments. Through increased targeted marketing, we seek to expand the number of our active customers and generate additional sales to existing customers by providing more value-added services and solutions. We have also developed digital marketing capabilities, which include but are not limited to digital remarketing, digital buying guides, Google shopping integration, along with social media advertising and search engine optimization. All of these methods also help us to fine tune and optimize our Internet marketing campaigns that focus on select markets, such as healthcare, retail, finance, and manufacturing.

●	Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives and providing ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating our customers’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives with technical support on more complex sales opportunities through our group of technical solution specialists.

●	Migrating to cloud-based solutions for our customers. Cloud computing is a key driver of new IT spending as our customers seek scalable, cost-effective solutions. We plan to expand our cloud-based solution sales and assist our customers in navigating the complex and growing field of multicloud-solution offerings. This focus on cloud includes investing in the training and certification resources required to help our customers adopt and optimize cloud technologies. Connection is a Microsoft Azure Expert Managed Service Provider—an exclusive designation that requires an intensive auditing process and a proven record of delivering exceptional customer service and in-depth technical expertise around core cloud competencies.

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

The following table sets forth the relative distribution of net sales by operating segment for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Operating Segment
Enterprise Solutions	42%	42%	42%
Business Solutions	38	38	40
Public Sector Solutions	20	20	18
Total	100%	100%	100%

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

Customers. We maintain an extensive database of customers and prospects. However, no single customer accounted for more than 10% of our consolidated revenue in 2024, 2023, and 2022. The loss of any single customer would not have a material adverse effect on any of our operating segments. The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not have individual orders in our backlog that are material to our business, and as a result, we do not believe that backlog as of any particular dates is an indication of future results.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product and service offerings. We currently offer our customers over 460,000 IT products designed for business applications from more than 2,500 vendors. These products consist of hardware, including devices, peripherals, accessories, servers, storage, and networking products, along with cloud solutions, software and services. We select the products and solutions we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. The following table sets forth our percentage of net sales for major product categories for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Notebooks/Mobility	35%	33%	37%
Desktops	11	9	10
Software	10	12	9
Servers/Storage	7	7	7
Net/Com Products	8	10	7
Displays and Sound	10	9	10
Accessories	12	11	13
Other Hardware/Services	7	9	7
Total	100%	100%	100%

We offer a 30-day right of return on most of the products we sell, generally limited to defective merchandise. Returns of non-defective products are subject to restocking fees. Substantially all of the products marketed by us are warranted by the manufacturer. We generally accept returns directly from the customer and then either credit the customer’s account or ship the customer a replacement or similar product from our inventory.

PURCHASING AND VENDOR RELATIONS

Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 25%, 23%, and 11%, respectively, of our total product purchases in 2024. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Microsoft Corporation accounted for approximately 21%, 19%, and 11%, respectively, of our total product purchases in 2023. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 23%, 22%, and 15%, respectively, of our total product purchases in 2022. No other singular vendor supplied more than 10% of our total product purchases in 2024, 2023, and 2022, as applicable. We believe that, while we may experience some short-term disruption if products from Ingram Micro, Inc., TD Synnex Corporation, Dell Inc., Microsoft Corporation, or any of these vendors become unavailable to us, alternative sources are available.

Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 12%, and 12%, respectively, of our total product purchases in 2024. Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 13%, and 11%, respectively, of our total product purchases in 2023. Products manufactured by HP Inc., Dell Inc., Microsoft Corporation, and Lenovo represented approximately 14%, 13%, 12%, and 11% of our total product purchases in 2022. No other singular product manufacturer produced more than 10% of our total product purchases in 2024, 2023, and 2022, as applicable. We believe that in the event we experience either a short-term or permanent disruption of supply of Microsoft Corporation, HP Inc., or Dell Inc. products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Throughout the year, we did not experience any significant challenges or disruptions in the supply chain and products were generally available in adequate supply.

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

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our 268,000 square foot technology TIDC in Wilmington, Ohio, we receive and ship inventory, configure and integrate technology solutions, provide depot maintenance and services, and process returned products. The TIDC features a state-of-the-art ISO 9001:2015-certified Configuration Lab that completed more than 550,000 custom configurations in 2024—including personal computing devices, servers, mobile devices, and networking hardware. Our technicians maintain extensive certifications and authorizations from all major manufacturers, with more than 90% of the TIDC technicians holding one or more CompTIA certifications. Through the TIDC, we are able to offer customers turnkey solutions for all of their IT needs, including hardware configuration, imaging and provisioning, asset management, remote management, white glove enrollment services, kitting, custom packaging, and depot repair services.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Order status with distributors is tracked online and a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. Products drop shipped by suppliers were 69%, 69%, and 71%, of net sales in 2024, 2023, and 2022, respectively. Electronic delivery for software licenses were approximately 10%, 12%, and 9% of total net sales in 2024, 2023, and 2022, respectively.

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include, among others, Connection®, PC Connection®, GovConnection®, MacConnection®, we solve IT®, Everything Overnight®, Mobile Connection®, Cloud Connection®, Education Connection®, MoreDirect™, CNXN Helix™, WebSPOC®, Softmart®, GlobalServe®, Raccoon Character, Connection Cloud MarkITplace™, ConnectOne™, QaaM™, and their related logos and all iterations thereof. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use. For example, we recognize AI as a potentially transformational force and anticipate that AI will significantly impact our product offerings and the business operations of our clientele in both the short term and long term.

REGULATORY MATTERS

Government Contracting

Our Public Sector Solutions segment is heavily regulated and, as a result, our need for compliance awareness and business and employee support is significant. Specifically, our Public Sector Solutions segment is governed by various laws and regulations, including but not limited to laws and regulations relating to: the formation, administration, and performance of contracts; the security and control of information and information systems; international trade compliance; human trafficking; and the mandatory disclosure of “credible evidence” of a violation of certain criminal laws, receipt of significant overpayments, or violations of the civil False Claims Act. In addition, U.S. government contractors are generally subject to other federal and state laws and regulations, including:

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

Unfair and Deceptive Trade Practices

Under applicable federal and state laws, we are required to comply with a number of requirements when sending commercial email or making telephone calls to consumers. For example, under applicable federal and state unfair competition laws, including the California Consumer Legal Remedies Act, and U.S. Federal Trade Commission regulations, we must accurately identify product offerings, not make misleading claims on our platforms, and use qualifying disclosures where and when appropriate when distributing commercial emails to consumers. We are also subject to the Federal Telecommunications Commission’s Telemarketing Sales Rule, the Telephone Consumer Protection Act, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which generally limit the consumers and types of communications we can make via telephone, text, automatic telephone dialing systems, and artificial and prerecorded voices.

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

As of December 31, 2024, we employed 2,580 persons (full-time equivalent), of whom 1,035 (including 324 management and support personnel) were engaged in sales-related activities, 532 were engaged in providing IT services and customer service and support, 645 were engaged in purchasing, marketing, and distribution-related activities, 153 were engaged in the operation and development of management information systems, and 215 were engaged in administrative and finance functions. We believe we have good relations with our employees. Our employees are not represented by a labor union, and, to date, we have never experienced a labor related work stoppage.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and our other public filings with the SEC. The risks described below are not the only risks facing our Company. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results, and financial condition to suffer materially. The risks below also include forward-looking statements, and important factors could cause our actual results to differ materially from those indicated or implied by these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements” of this Annual Report on Form 10-K.

Risks Related to our Business, Operations and Industry

We have experienced variability in sales and may not be able to maintain profitable operations.

Several factors have caused our results of operations to fluctuate and we expect some of these fluctuations to continue. Causes of these fluctuations include:

●	shifts in customer demand that affect our distribution models, including demand for total solutions;

●	loss of customers to competitors;

●	rising interest rates;

●	inflation;

●	industry shipments of new products or upgrades;

●	changes in overall demand and timing of product shipments related to economic markets and to government spending;

●	supply constraints;

●	changes in vendor distribution of products;

●	changes in referral fee structures offered to us by partners;

●	changes in our product offerings and in merchandise returns;

●	changes in distribution models as a result of the growing adoption of cloud and software-as-a-service, or SaaS, offerings; and

●	adverse weather conditions that affect response, distribution, or shipping.

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

Our business has been affected by and continues to be subject to changes in economic conditions that are outside of our control, including reductions in business investment, loss of consumer confidence, and fiscal uncertainty. Weak economic conditions generally or any broad-based reduction in IT spending would further adversely affect our business, operating results and financial condition. A prolonged slowdown in the global economy, including the possibility of recession or financial market instability or similar crisis, or in a business or industry sector, or the tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). For example, our customers exercised greater caution and selectivity with their short-term IT investment plans during 2024, which resulted in lower than anticipated sales across our customer base. Such events have in the past had and may in the future have a material adverse effect on our business, financial condition and results of operations. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our credit facility.

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

We acquire a majority of our products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business. We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. Although we purchase from a diverse vendor base, product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 25%, 23%, and 11%, respectively, of our total product purchases in 2024. No other singular vendor supplied more than 10% of our total product purchases in the year 2024. If we are unable to acquire products, or if we experienced a change in business relationship with any of these vendors, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 12%, and 12%, respectively, of our total product purchases in 2024. No other singular product manufacturer produced more than 10% of our total product purchases in the year 2024. We believe that in the event we experience either a short-term or permanent disruption of supply of Microsoft Corporation, HP Inc., or Dell Inc. products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

We typically do not have long-term contracts with our vendor partners. As such, substantially all of these arrangements with partners are easily terminable, and there can be no assurance that manufacturers and publishers will continue to sell or will not limit or curtail the availability of their product to resellers like us. Most of our product vendors provide us with trade credit, of which the amount outstanding at December 31, 2024 was $300.2 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

Our business also involves the use, storage and transmission of proprietary information and sensitive or confidential data, including personal information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, the evolving nature of threats to data security, in light of new and sophisticated methods used by threat actors, including computer viruses, malware, phishing, misrepresentation, social engineering, and forgery, make it increasingly challenging to anticipate and adequately mitigate these risks. The risk of cyber incidents could also be increased by cyberwarfare in connection with the ongoing conflicts between Russia and Ukraine and in the Middle East, including potential proliferation of malware from the conflict into systems unrelated to the conflict.

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

Patricia Gallup, our principal stockholder, beneficially owned or controlled, in the aggregate, approximately 52% of the outstanding shares of our common stock as of December 31, 2024. Because of her beneficial stock ownership, the stockholder can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholder can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by her in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our unaffiliated public stockholders.

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

Cybersecurity Governance and Oversight

Our Cybersecurity Risk Mitigation Practices are managed on a day-to-day basis by members of our Information Security Steering Committee, or the Committee, and are overseen by our Board of Directors. The Committee is composed of senior management, including our Chief Information Officer and Chief Financial Officer, and senior vice presidents from various areas of the organization including IT, compliance, legal, operations and human resources, including the Vice President of Information Security and Compliance. The Vice President of Information Security and Compliance has over 40 years of IT experience and is a certified information systems security professional. The Chief Information Officer has over 10 years of experience managing cybersecurity, data protection, and incident management teams, and over 20 years of experience managing compliance and regulatory processes and controls.

As part of the administration of our Cybersecurity Risk Mitigation Practices, the Committee is tasked with managing and mitigating our exposure to cybersecurity threats, creating our cybersecurity policies, and establishing short and long-term cybersecurity goals and objectives that are designed to protect our information systems. The Committee is also responsible for planning ordinary course security projects and initiatives aimed at ensuring that our organizational leaders are informing our employees about our cybersecurity policies and about cybersecurity basic practices. On a periodic basis, the Committee meets to review the performance and effectiveness of our Cybersecurity Risk Mitigation Practices.

Members of the Committee will present the results of the periodic performance and effectiveness review to our Board of Directors, who oversee our risk management processes directly and through its committees. These results, along with other cybersecurity topics including updates on previously identified material cybersecurity threats or incidents, are presented at regularly scheduled meetings. Members of the Committee will also notify our Board of Directors between such meetings regarding significant new or updates to ongoing cybersecurity threats or incidents.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN”. As of February 14, 2025, there were 26,160,014 shares of our common stock outstanding, held by approximately 36 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

Dividends

The following table summarizes our 2024 quarterly dividends paid (in millions, except per share data):

Dividend per Share	Declaration Date	Record Date	Payment Date	Total Dividend
$0.10	February 12, 2024	February 27, 2024	March 15, 2024	$2.6
$0.10	April 30, 2024	May 14, 2024	May 29, 2024	$2.6
$0.10	July 30, 2024	August 13, 2024	August 30, 2024	$2.6
$0.10	October 29, 2024	November 12, 2024	November 29, 2024	$2.6

On February 5, 2025, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share. The dividend will be paid on March 14, 2025 to all stockholders of record as of the close of business on February 25, 2025. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Share Repurchase Authorization

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended December 31, 2024 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in thousands) (1)(2)
10/01/24-10/31/24	3,419	$68.31	3,419	$64,334
11/01/24-11/30/24	31,097	$70.19	31,097	$62,152
12/01/24-12/31/24	34,850	$70.78	34,850	$59,685
	69,366	$70.39	69,366

(1)	As of December 31, 2024, we have repurchased in the aggregate approximately 2.9 million shares of our common stock for approximately $60.3 million pursuant to the repurchase program approved by our Board of Directors.

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

The following graph compares our annual percentage change in cumulative total return on shares of our common stock over the past five years with the cumulative total return of companies comprising the NASDAQ Composite Index and the NASDAQ US Benchmark TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2019, and that dividends received were immediately invested in additional shares of our common stock. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. Measurement points are December 31, 2019, December 31, 2020, December 31, 2021, December 31, 2022, December 31, 2023, and December 31, 2024.

	Base Period	Years Ended
Company Name / Index	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24
PC Connection, Inc.	100.00	95.22	89.27	97.66	140.87	146.02
Nasdaq Stock Market-Composite	100.00	144.92	177.06	119.45	172.77	223.87
Nasdaq US Benchmark TR Index	100.00	121.27	152.67	122.55	154.93	192.86

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to promote an understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This section discusses the results of operations for the year ended December 31, 2024 and year-to-year comparison between the year ended December 31, 2024 and the year ended December 31, 2023. Discussion of the year ended December 31, 2023 and the year-to-year comparison between the year ended December 31, 2023 and the year ended December 31, 2022 can be found in Part II, Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023. Our MD&A also includes discussion of certain forward-looking trends and other statements that predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Cautionary Note Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

OVERVIEW

We are a Fortune 1000 Global Solutions Provider that simplifies the IT customer experience, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that we purchase from manufacturers, distributors, and other suppliers. Our TSO and state-of-the-art TIDC, with ISO 9001:2015 certified technical configuration lab, offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality.

Trends and Key Factors Affecting our Financial Performance

●	As the AI market continues to evolve, it is difficult to predict and forecast its potential impact on our business and results of operations in the future. We may be required to make significant investments to keep up with increasing competition surrounding AI. Additionally, potential issues with the AI products we sell could have an adverse effect on our business and results of operations in the future.

●	Inflation due to, among other things, higher interest rates and the uncertain economic environment, impacts product costs and wages. The increased product costs and wages due to inflation may adversely affect our business, financial condition and results of operations. If product costs and wages increase significantly or for an extended period of time, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting customer demand.

●	The Federal Reserve decreased interest rates in 2024, but it is uncertain whether interest rates will remain the same, decrease, or increase in 2025. Although we do not have any borrowing under our credit facility, should we need to borrow in the future, we may be exposed to high interest rates. Additionally, if interest rates were to decrease, our interest income on our cash equivalents and short-term investments would also decrease.

●	The impact of proposed tariffs remains uncertain. If the economic impact of any imposed tariff is passed through to us by our vendors, our results of operations could be impacted.

●	Changes in partner funding programs could change the amount of incentives received by us, which could impact our results of operations.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Net sales (in millions)	$2,802.1	$2,850.6	$3,125.0
Gross margin	18.6%	18.0%	16.8%
Selling, general and administrative expenses	15.1	14.2	13.0
Income from operations	3.5	3.6	3.9

Net sales of $2,802.1 million in 2024 reflected a decrease of $48.5 million compared to 2023, which was driven by lower net sales for our Enterprise Solutions and Business Solutions segments as shown in the table on page 34 of this Annual Report on Form 10-K. The decrease in net sales was primarily driven by a decrease in net sales of advanced technology categories including net/com products and software of $85.7 million and $44.1 million, respectively. These decreases were partially offset by increases in net sales of notebooks/mobility and desktops of $42.3 million and $31.3 million, respectively, as shown in Note 2, “Revenue” to the Consolidated Financial Statements. Gross profit increased year-over-year by $8.1 million as shown in the table on page 34 of this Annual Report on Form 10-K, primarily due to improved margins in desktops in the current year. Gross margin increased year-over-year by 60 basis points as shown in the above table primarily due to an increase in the amount of software sales recognized on a net basis, combined with improved margins in desktops. SG&A expenses increased year-over-year both in dollars and as a percentage of net sales primarily due to investments in resources to strengthen our sales, technical sales, and services capabilities combined with the decrease in net sales. Operating income decreased year-over-year in dollars but remained consistent as a percentage of net sales primarily due to the increase in SG&A expenses.

Sales Distribution

The following table sets forth our percentage of net sales by operating segment and product mix:

	Years Ended December 31,
	2024	2023	2022
Operating Segment
Enterprise Solutions	42%	42%	42%
Business Solutions	38	38	40
Public Sector Solutions	20	20	18
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	35%	33%	37%
Desktops	11	9	10
Software	10	12	9
Servers/Storage	7	7	7
Net/Com Products	8	10	7
Displays and Sound	10	9	10
Accessories	12	11	13
Other Hardware/Services	7	9	7
Total	100%	100%	100%

Gross Margins

The following table summarizes our overall gross margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2024	2023	2022
Operating Segment
Enterprise Solutions	15.2%	14.9%	14.7%
Business Solutions	24.1	23.0	20.1
Public Sector Solutions	15.3	14.9	14.4
Total Company	18.6%	18.0%	16.8%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third-party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our most significant operating expenses for the last three years (dollars in millions):

	Years Ended December 31,
($ in millions)	2024	2023	2022
Personnel costs	$320.6	$311.6	$308.4
Marketing	25.1	22.4	20.2
Service contracts/subscriptions	24.5	21.0	19.7
Professional fees	12.9	12.9	15.3
Depreciation and amortization	13.0	12.7	12.0
Facilities operations	7.6	8.2	8.6
Credit card fees	6.7	6.7	6.9
Other	11.9	10.4	14.5
Total SG&A expense	$422.3	$405.9	$405.6
As a percentage of net sales	15.1%	14.2%	13.0%

Restructuring and other charges

During the years ended December 31, 2024 and December 31, 2023, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred restructuring and other charges of $0.4 million and $2.7 million for the years ended December 31, 2024 and December 31, 2023, respectively. These restructuring charges were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. No amounts related to these costs are included in accrued expenses and other liabilities on the consolidated balance sheets as all such amounts have been paid as of December 31, 2024. There were no restructuring related costs incurred for the year ended December 31, 2022.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2024		2023
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$1,181.2	42.2%	$1,201.1	42.2%	$(19.9)	(1.7)%
Business Solutions	1,049.1	37.4	1,075.6	37.7	(26.5)	(2.5)
Public Sector Solutions	571.8	20.4	573.9	20.1	(2.1)	(0.4)
Total	$2,802.1	100.0%	$2,850.6	100.0%	$(48.5)	(1.7)%
Gross Profit:
Enterprise Solutions	$180.0	15.2%	$178.9	14.9%	$1.1	0.6%
Business Solutions	252.4	24.1	247.1	23.0	5.3	2.2
Public Sector Solutions	87.4	15.3	85.7	14.9	1.7	1.9
Total	$519.8	18.6%	$511.7	18.0%	$8.1	1.6%

Net sales decreased by 1.7% to $2,802.1 million in 2024 from $2,850.6 million in 2023, as explained below:

●	Net sales of $1,181.2 million for the Enterprise Solutions segment reflect a decrease of $19.9 million, or 1.7%, year-over-year, primarily due to a decrease in net sales of advanced technologies. Net sales of net/com products, notebooks/mobility, software, other hardware/services, and servers/storage decreased year-over-year by $23.1 million, $23.0 million, $19.4 million, $10.9 million, and $10.8 million, respectively. These decreases were partially offset by increases in net sales of desktops, displays and sound, and accessories of $38.3 million, $25.7 million, and $3.1 million, respectively.

●	Net sales of $1,049.1 million for the Business Solutions segment reflect a decrease of $26.5 million, or 2.5% year-over-year, primarily due to a decrease in net sales of advanced technologies. Net sales of net/com products, software, and displays and sound decreased year-over-year by $40.6 million, $21.3 million, and $8.9 million, respectively. These decreases were partially offset by increases in net sales of notebooks/mobility, servers/storage, and accessories of $21.2 million, $19.6 million, and $2.7 million, respectively.

●	Net sales of $571.8 million for the Public Sector Solutions segment reflect a decrease of $2.1 million, or 0.4%, year-over-year. The decrease was primarily driven by a decrease in sales to state and local government and educational institutions of $21.1 million, partially offset by an increase of sales to federal governments of $19.0 million. Net sales of net/com products, desktops, other hardware/services, servers/storage, software, and displays and sound decreased year-over-year by $22.0 million, $7.3 million, $5.5 million, $5.0 million, $3.5 million, and $2.8 million, respectively. These decreases were partially offset by an increase in net sales of notebooks/mobility of $44.1 million.

Gross profit increased by 1.6% to $519.8 million in 2024, while gross margin increased by 60 basis points to 18.6% in 2024, as explained below:

●	Gross profit for the Enterprise Solutions segment remained substantially the same year-over-year as referenced in the above table. Gross margin increased 30 basis points compared to the prior year primarily due to an increase in the amount of software sales recognized on a net basis, as well as improved invoice margins in desktops.

●	Gross profit for the Business Solutions segment increased $5.3 million, or 2.2% year-over-year as referenced in the above table, primarily as a result of improved invoice margins in desktops and notebooks/mobility. Gross margin increased 110 basis points compared to the prior year primarily due to an increase in the amount of software sales recognized on a net basis.

●	Gross profit for the Public Sector Solutions segment increased by $1.7 million, or 1.9% year-over-year as referenced in the table on the previous page, primarily as a result of improved invoice margins in notebooks/mobility. Gross margin increased 40 basis points compared to the prior year primarily due to an increase in the amount of software sales recognized on a net basis.

SG&A expense in 2024 increased year-over-year both in dollars and as a percentage of net sales. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2024		2023
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$146.0	12.4%	$138.5	11.5%	$7.5	5.4%
Business Solutions	175.6	16.7	170.9	15.9	4.7	2.7
Public Sector Solutions	85.1	14.9	83.6	14.6	1.5	1.9
Headquarters/Other, unallocated	15.6		12.9		2.7	21.3
Total	$422.3	15.1%	$405.9	14.2%	$16.4	4.0%

●	SG&A expenses for the Enterprise Solutions segment increased both in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily attributable to an increase in the use of shared Headquarter services of $12.8 million. This increase was partially offset by a decrease in personnel costs of $5.7 million. SG&A expenses as a percentage of net sales were 12.4% for the Enterprise Solutions segment for the year ended December 31, 2024, which reflects an increase of 90 basis points and is primarily due to the decrease in net sales combined with the increase in SG&A expenses.

●	SG&A expenses for the Business Solutions segment increased both in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily attributable to increases in the use of shared Headquarter services and marketing of $4.5 million and $2.4 million, respectively. These increases were partially offset by a decrease in personnel costs of $2.6 million. SG&A expenses as a percentage of net sales were 16.7% for the Business Solutions segment for the year ended December 31, 2024, which reflects an increase of 80 basis points and is primarily due to the decrease in net sales combined with the increase in SG&A expenses.

●	SG&A expenses for the Public Sector Solutions segment increased both in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily attributable to an increase in the use of shared Headquarter services of $2.2 million. SG&A expenses as a percentage of net sales were 14.9% for the Public Sector Solutions segment for the year ended December 31, 2024, which reflects an increase of 30 basis points and is primarily due to the decrease in net sales combined with the increase in SG&A expenses.

●	SG&A expenses for the Headquarters/Other increased by $2.7 million primarily due to increases in personnel costs and service contracts/subscriptions of $17.7 million and $4.0 million, respectively. These increases were partially offset by an increase in the allocated amounts to the sales segments of $19.5 million. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters services are charged to the segments based on their estimated allocation usage of the underlying services.

Restructuring and other charges for the year ended December 31, 2024 were $0.4 million, compared to $2.7 million for the same period in the prior year. The restructuring and other charges were primarily related to expenses incurred in connection with the involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits.

Income from operations for the year ended December 31, 2024 decreased to $97.1 million, compared to $103.2 million for the same period in the prior year, primarily due to the increase in SG&A expenses explained above. Income from operations as a percentage of net sales remained substantially the same for the year ended December 31, 2024, compared to the same period in the prior year.

Interest income, net for the year ended December 31, 2024 increased to $18.7 million, compared to $10.0 million for the same period in the prior year, primarily due to an increase in interest income of $8.9 million as a result of higher cash equivalent balances and interest rates on short-term investments.

Other income for the year ended December 31, 2024 was $1.7 million as a result of a legal settlement received.

Income taxes. Our provision for income taxes for the year ended December 31, 2024 was $30.4 million, compared to $29.8 million for the same period in the prior year. The increase in our provision for income taxes was primarily due to the increase in interest income, net, partially offset by the decrease in income from operations. Our effective tax rate was 25.9% for the year-ended December 31, 2024, compared to 26.4% for the year ended December 31, 2023, primarily due to the release of the valuation allowance on state net operating losses.

Net income increased by $3.8 million to $87.1 million for the year ended December 31, 2024, from $83.3 million in the prior year, primarily due to the increase in interest income, net, partially offset by the decrease in income from operations, as explained above.

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

We expect to meet our cash requirements for 2025 and beyond through a combination of cash on hand, short-term investments, cash generated from operations, and borrowings under our credit facility, as follows:

●	Cash on Hand. As of December 31, 2024, we had $178.3 million in cash and cash equivalents.

●	Short-term Investments. As of December 31, 2024, we had $264.3 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

●	Credit facility. As of December 31, 2024, no borrowings were outstanding under our $50.0 million credit facility, which is available until March 2025. Accordingly, our entire line of credit was available for borrowing as of December 31, 2024. This line of credit can be increased, at our option, to $80.0 million for approved acquisitions or other uses authorized by the bank. Borrowings are, however, limited by certain minimum collateral and earnings requirements, as described more fully below. As of December 31, 2024, we were in compliance with the covenants of our credit facility.

Our ability to continue funding our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While we do not anticipate needing any additional sources of financing to fund our operations at this time, if demand for IT products declines, or our customers are materially adversely impacted by the developing macroeconomic trends characterized by inflation and increased interest rates, our cash flows from operations may be substantially affected. For additional discussion regarding the factors which may have a material adverse effect on our results of operations, see our discussion under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$173.9	$197.9	$34.9
Net cash used in investing activities	(115.3)	(160.2)	(9.1)
Net cash used in financing activities	(25.2)	(15.7)	(11.2)
Increase in cash and cash equivalents	$33.4	$22.0	$14.6

Cash provided by operating activities was $173.9 million for the year ended December 31, 2024, which resulted primarily from $87.1 million of net income, $18.4 million of total non-cash charges added back to net income (including $13.0 million of depreciation and amortization and $8.5 million of stock-based compensation expense added back to net income, and $4.2 million of amortization of discount on short-term investments removed from net income), a $36.5 million increase in accounts payable, and a $29.1 million decrease in inventory. The increase in accounts payable was primarily driven by the timing of payments. The decrease in inventory was primarily due to improvements in inventory management in the current year. Cash provided by operating activities for the year ended December 31, 2023 resulted primarily from net income of $83.3 million, $18.4 million of other non-cash charges added back to net income, including $12.7 million of depreciation and amortization and $7.0 million of stock-based compensation expense, an $84.5 million decrease in inventory, and a $31.1 million increase in accounts payable, partially offset by a decrease in accrued expenses and other liabilities of $11.8 million and an increase in prepaid expenses and other current assets of $8.5 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2024	2023
Days of sales outstanding (DSO)(1)	72	73
Days of supply in inventory (DIO)(2)	15	20
Days of purchases outstanding (DPO)(3)	(47)	(42)
Cash conversion cycle	40	51

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

The cash conversion cycle decreased to 40 days for the quarter ended December 31, 2024, compared to 51 days for the quarter ended December 31, 2023, as evidenced in the above cash conversion table. The decrease in DSO is primarily due to an increase in net sales for the quarter ended December 31, 2024 compared to the quarter ended December 31, 2023. The decrease in DIO is consistent with the decrease in inventory discussed above. The increase in DPO is consistent with the increase in accounts payable discussed above.

Cash used in investing activities for the year ended December 31, 2024 consisted of $358.3 million of purchases of short-term U.S. Government treasury securities, $250.6 million of maturities of U.S. Government treasury securities, and $7.6 million of purchases of property and equipment. The property and equipment expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. Cash used in investing activities for the prior year consisted of $150.6 million of purchases of short-term U.S. Government treasury securities and $9.6 million of purchases of property and equipment.

Cash used in financing activities for the year ended December 31, 2024 consisted of $26.1 million of aggregate borrowings and repayments under our credit facility, $12.4 million of treasury repurchases, $10.5 million of dividend payments, $1.1 million of issuances of stock under the 1997 Employee Stock Purchase Plan, and $3.4 million of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities consisted of $88.2 million of aggregate borrowings and repayments under our credit facility, $5.4 million of treasury repurchases, $8.4 million of dividend payments, $1.1 million of issuances of stock under the 1997 Employee Stock Purchase Plan, and $3.0 million of payroll taxes on stock-based compensation through shares withheld.

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

Credit facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of December 31, 2024, our borrowing capacity under the credit facility was up to $50.0 million. Amounts outstanding under this facility bear interest at the greatest of (i) the prime rate (7.50% at December 31, 2024), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily Secured Overnight Financing Rate, or SOFR, plus 1.00% per annum, provided that the rate shall at no time be less than 1.00% per annum. In addition, we have the option to increase our borrowing capacity under the credit facility up to an additional $30.0 million provided that we meet certain additional borrowing requirements and obtain the consent of the administrative agent. Our credit facility is subject to certain covenant requirements which are described below under “Factors Affecting Sources of Liquidity”. We did not have any borrowings outstanding under the credit facility as of December 31, 2024.

Cash receipts are automatically applied against any outstanding borrowings. Any excess cash on account may either remain on account to generate earned credits to offset up to 100% of cash management fees, or may be invested in short-term qualified investments. Borrowings under the line of credit are classified as current in our consolidated balance sheet. As of December 31, 2024, the entire $50.0 million facility was available for borrowing.

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

Credit facility. Our credit facility extends until March 2025 and is collateralized by our accounts receivable. As of December 31, 2024, the entire $50.0 million facility was available for borrowing. Our credit facility contains certain financial ratios and operational covenants and other restrictions (including restrictions on additional debt, guarantees, and other distributions, investments, and liens) with which we and all of our subsidiaries must comply. Any failure to comply with these covenants would constitute a default and could prevent us from borrowing additional funds under this line of credit. This credit facility contains two financial tests:

●	The funded debt ratio (defined as the average outstanding advances under the line for the quarter, divided by the consolidated trailing twelve months Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA, for the trailing four quarters) must not be more than 2.0 to 1.0. We did not have any outstanding borrowings under the credit facility during the fourth quarter of 2024, and accordingly, the funded debt ratio did not limit potential borrowings as of December 31, 2024. Future decreases in our consolidated trailing twelve months Adjusted EBITDA could limit our potential borrowings under the line of credit.

●	Minimum Consolidated Net Worth (defined as our consolidated total assets less our consolidated total liabilities) must be at least $346.7 million, plus 50% of consolidated net income for each quarter, beginning with the quarter ended December 31, 2016 (loss quarters not counted). Such amount was calculated as $646.6 million at December 31, 2024, whereas our actual consolidated stockholders’ equity at that date was $911.0 million.

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

Amounts recognized on a net basis included in net sales for such third-party services, agency sales, and off-premise software transactions were $147.5 million, $141.8 million, and $127.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

We provide our customers with a limited thirty-day right of return, which is generally limited to defective merchandise, and gives rise to variable consideration. Revenue is recognized based on the most likely amount to which we are expected to be entitled. The estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty is resolved. We make estimates of product returns based on significant historical experience. We record our sales return reserve as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses and as a reduction of cost of sales and an associated right of return asset. At December 31, 2024, we recorded sales reserves of $3.8 million and $0.1 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2023, we recorded sales reserves of $3.1 million and $0.1 million as components of accounts receivable and accrued expenses, respectively.

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

Our bad debt expense for the year ended December 31, 2024 was $1.9 million, compared to $1.8 million for the year ended December 31, 2023.

In addition to accounts receivable from customers, we record receivables from our vendors/suppliers for cooperative marketing, price protection, supplier reimbursements, rebates, and other similar arrangements. A portion of such receivables is estimated based on information available from our vendors at discrete points in time. While such estimates have historically approximated actual cash received, a change in estimates could give rise to a reduction in the receivable. This could negatively impact our earnings and our cash flows.

Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $2.4 million in 2024 and $3.3 million in 2023.

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

Estimates are used to determine the quarterly inventory allowance provision. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our provision for inventory obsolescence was $2.1 million, $2.4 million, and $4.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. We recorded obsolescence charges of $2.5 million, $2.8 million, and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

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

Our Enterprise Solutions and Business Solutions segments hold $66.2 million and $7.4 million of goodwill, respectively. We test goodwill for impairment each year and more frequently if potential impairment indicators arise. In 2024 and 2023, we performed a “step 0” qualitative analysis. Accounting Standards Codification 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events. Based on the qualitative analysis, the Company determined goodwill was not impaired as of December 31, 2024 and 2023. While we believe that our conclusions are reasonable, different assumptions could materially affect our valuations and result in impairment charges against the carrying values of those remaining assets in our Enterprise Solutions and Business Solutions segments.

Please see Note 4, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the significant assumptions used in our annual impairment test analysis.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently issued financial accounting standards are detailed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in cash equivalents and short-term investments, generally with maturities of less than one year. In addition, our credit facility provides for borrowings which bear interest at the greatest of (i) the prime rate (7.50% at December 31, 2024), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily SOFR Rate plus 1.00% per annum, provided that the rate shall at no time be less than 1.00% per annum. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our bank of line credit, along with our cash equivalents and short-term investments exposes earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Our average outstanding borrowings during 2024 were minimal, and as such a hypothetical 10% increase or decrease in interest rates is not material. While the nature of our short-term investments protects us from changes in short-term interest rates, a change in short-term interest rates could affect the fair value of our short-term investments. However, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material. Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be subject to inflation in the future.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on their assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2024. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PC Connection, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 24, 2025, expressed an unqualified opinion on those financial statements.

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

February 24, 2025

Item 9B. Other information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

In addition to the information included below, the information required by this item, which is included under the headings “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Delinquent Section 16(a) Reports” (if applicable), “Director Candidates,” “Board Committees – Audit Committee,” and “Insider Trading Policy” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC, or Proxy Statement, is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Annual Report on Form 10-K, the Proxy Statement is not being filed as a part hereof.

Information about our Executive Officers

Our executive officers and their ages as of February 24, 2025 are as follows:

Name	Age	Position
Patricia Gallup	70	Chair and Chief Administrative Officer
Timothy McGrath	66	President and Chief Executive Officer
Thomas Baker	59	Senior Vice President, Chief Financial Officer and Treasurer

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

Item 11. Executive Compensation

The information required by this item (other than the information required by Item 402(v) of Regulation S-K), which is included under the headings “Executive Compensation” and “Information Concerning Directors, Nominees, and Executive Officers – Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item, which is included under the headings “Certain Relationships and Related Transactions,” “Policies and Procedures for Related Person Transactions” and “Information Concerning Directors, Nominees, and Executive Officers – Director Independence” in the Proxy Statement is incorporated herein by reference.

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

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
4.2(4)	Description of Securities Registered Under Section 12 of the Exchange Act
10.1(3)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2(5)*	2020 Stock Incentive Plan, as amended.
10.3(6)*	Amended and Restated 2007 Stock Incentive Plan, as amended.
10.4(7)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.5(8)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.6(8)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.7(9)*	Director Compensation and Executive Bonus Plan, as amended.
10.8(3)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.9(10)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.
10.10(11)

Third Amended and Restated Credit and Security Agreement, dated February 24, 2012, among Citizens Bank of Massachusetts, as lender and as agent, other financial institutions party thereto from time to time, as lenders, PC Connection, Inc., as borrower, GovConnection, Inc., PC Connection Sales Corporation, MoreDirect, Inc., and Professional Computer Center, Inc., each as guarantors.

10.11(12)

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

10.12(13)

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

10.13(14)	Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3188 Progress Way, Building 11, Wilmington, Ohio.
10.14(15)*	Employment Agreement, dated March 1, 2019, between the Registrant and Thomas Baker.
10.15(16)

Amendment No. 1, dated April 16, 2015, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH.

10.16(16)

Amendment No. 2, dated August 29, 2019, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH.

10.17(17)	Form of Restricted Stock Units for 2020 Stock Incentive Plan.
10.18(18)

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

10.19(19)	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Timothy McGrath, as amended.
10.20(19)	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Thomas Baker, as amended.

10.21(5)

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

19.1**	PC Connection, Inc. Insider Trading Policy.
21.1**	Subsidiaries of Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(20)*	Clawback Policy.
101.INS **	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH **	Inline XBRL Taxonomy Extension Schema Document.
101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	Inline XBRL Taxonomy Label Linkbase Document.
101.PER **	Inline XBRL Taxonomy Presentation Linkbase Document.
104 **	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement on Form S-4, File Number 333-63272, filed under the Securities Act of 1933.
(2)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, File Number 000-23827, filed on January 9, 2008.
(3)	Incorporated by reference from the exhibits filed with the Company’s registration statement on Form S-1, as amended, File Number 333-41171, filed under the Securities Act of 1933.
(4)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on February 6, 2020.
(5)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on August 2, 2023.
(6)	Incorporated by reference from Appendix A filed with the Company’s proxy statement pursuant to Section 14(a), File Number 000-23827, filed on April 9, 2019.
(7)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on March 6, 2023.
(8)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on November 10, 2010.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on May 1, 2024.
(10)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on May 12, 2008.
(11)	Incorporated by reference from exhibits filed with the Company’s annual report on Form 10-K, File Number 000-23827, filed on February 28, 2012.
(12)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on March 3, 2017.
(13)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, File Number 000-23827, filed on February 16, 2017.

(14)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on October 31, 2014.
(15)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on May 2, 2019.
(16)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on October 30, 2019.
(17)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on March 16, 2021.
(18)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on March 14, 2022.
(19)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on May 5, 2022.
(20)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on March 7, 2024.

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022, (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2024, 2023, and 2022, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, and (vi) Notes to Consolidated Financial Statements.

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
Date: February 24, 2025
	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2025

/s/ THOMAS C. BAKER
Thomas C. Baker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2025

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	February 24, 2025

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	February 24, 2025

/s/ JAY BOTHWICK
Jay Bothwick	Director	February 24, 2025

/s/ BARBARA DUCKETT
Barbara Duckett	Director	February 24, 2025

/s/ JACK FERGUSON
Jack Ferguson	Director	February 24, 2025

/s/ GARY KINYON
Gary Kinyon	Director	February 24, 2025

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PC Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue when control is transferred to the customer. The amount of revenue recognized by the Company is dependent upon whether the Company is the principal in the transaction whereby revenue is recorded on a gross basis or the agent whereby the revenue is reported net. The Company applies judgment to determine if the Company is the principal or the agent in the transaction. The Company has determined that in general they are the principal in providing hardware products and on-premise software products, and that they are the agent in providing cloud-based software products and maintenance products. This determination is based on certain factors such as whether the Company controls the goods or services before they are transferred to the customer, whether the Company is primarily responsible for fulfilling the promise to provide the good or service, the inventory risk associated with the transaction, and the discretion in establishing price for good or service.

Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining principal versus agent determination for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

●	We tested the effectiveness of controls over the Company’s principal versus agent determination for each performance obligation including those over the determination of the fulfillment type and on or off premise delivery.
●	We evaluated the Company’s significant accounting policies and judgments related to principal versus agent determinations.
●	We selected a sample of transactions and related customer agreements and performed the following procedures:
o	Obtained and read contract source documents for each selection, including master agreements, customer purchase orders, and other documents that were part of the agreement and evaluated the nature of the product or services.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management's judgment, application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions including an evaluation of the Company’s determination of product fulfillment type, on or off premise determination and determination of principal versus agent.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2025

We have served as the Company’s auditor since 1984.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$178,318	$144,954
Short-term investments	264,295	152,232
Accounts receivable, net	611,433	606,834
Inventories, net	95,054	124,179
Income taxes receivable	2,394	4,348
Prepaid expenses and other current assets	15,356	16,092
Total current assets	1,166,850	1,048,639
Property and equipment, net	52,520	56,658
Right-of-use assets	3,077	4,340
Goodwill	73,602	73,602
Intangibles, net	2,209	3,428
Other assets	1,096	1,714
Total Assets	$1,299,354	$1,188,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$300,242	$263,682
Accrued payroll	23,330	20,440
Accrued expenses and other liabilities	47,633	43,843
Total current liabilities	371,205	327,965
Deferred income taxes	15,091	15,844
Non-current operating lease liabilities	1,552	3,181
Other liabilities	516	624
Total Liabilities	388,364	347,614
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized, 29,390 and 29,262 issued, 26,300 and 26,360 outstanding at December 31, 2024 and 2023, respectively	294	293
Additional paid-in capital	137,036	130,878
Retained earnings	837,466	760,898
Accumulated other comprehensive income	174	81
Treasury stock at cost, 3,090 and 2,902 shares at December 31, 2024 and 2023, respectively	(63,980)	(51,383)
Total Stockholders’ Equity	910,990	840,767
Total Liabilities and Stockholders’ Equity	$1,299,354	$1,188,381

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net sales	$2,802,118	$2,850,644	$3,124,996
Cost of sales	2,282,324	2,338,908	2,598,819
Gross profit	519,794	511,736	526,177
Selling, general and administrative expenses	422,317	405,896	405,625
Restructuring and other charges	415	2,687	—
Income from operations	97,062	103,153	120,552
Interest income, net	18,725	9,961	1,083
Other income	1,700	—	—
Income before taxes	117,487	113,114	121,635
Income tax provision	(30,392)	(29,843)	(32,416)
Net income	$87,095	$83,271	$89,219

Earnings per common share:
Basic	$3.31	$3.17	$3.40
Diluted	$3.29	$3.15	$3.37

Shares used in computation of earnings per common share:
Basic	26,322	26,287	26,279
Diluted	26,508	26,429	26,443

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$87,095	$83,271	$89,219
Other comprehensive income:
Unrealized gains on available-for-sale investments, net of tax of $(25), $(22), and $0 for the years ended December 2024, 2023, and 2022, respectively	93	81	—
Comprehensive income	$87,188	$83,352	$89,219

See notes to consolidated financial statements

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Capital	Earnings	Comprehensive Income	Shares	Amount	Total
Balance - December 31, 2021	29,025	$290	$122,354	$605,766	$—	(2,773)	$(45,937)	$682,473
Stock-based compensation expense	—	—	5,675	—	—	—	—	5,675
Restricted stock units vested	98	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(2,244)	—	—	—	—	(2,244)
Dividend declaration	—	—	—	(8,948)	—	—	—	(8,948)
Net income	—	—	—	89,219	—	—	—	89,219
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	$—	(2,773)	$(45,937)	$766,175
Stock-based compensation expense	—	—	7,022	—	—	—	—	7,022
Restricted stock units vested	118	2	(2)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(3,015)	—	—	—	—	(3,015)
Repurchase of common stock for treasury	—	—	—	—	—	(129)	(5,446)	(5,446)
Issuance of common stock under Employee Stock Purchase Plan	21	—	1,089	—	—	—	—	1,089
Dividend declaration	—	—	—	(8,410)	—	—	—	(8,410)
Net income	—	—	—	83,271	—	—	—	83,271
Other comprehensive income, net of tax	—	—	—	—	81	—	—	81
Balance - December 31, 2023	29,262	$293	$130,878	$760,898	$81	(2,902)	$(51,383)	$840,767
Stock-based compensation expense	—	—	8,475	—	—	—	—	8,475
Restricted stock units vested	110	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(3,424)	—	—	—	—	(3,424)
Repurchase of common stock for treasury	—	—	—	—	—	(188)	(12,597)	(12,597)
Issuance of common stock under Employee Stock Purchase Plan	18	—	1,108	—	—	—	—	1,108
Dividend declaration	—	—	—	(10,527)	—	—	—	(10,527)
Net income	—	—	—	87,095	—	—	—	87,095
Other comprehensive income, net of tax	—	—	—	—	93	—	—	93
Balance - December 31, 2024	29,390	$294	$137,036	$837,466	$174	(3,090)	$(63,980)	$910,990

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows provided by Operating Activities:
Net income	$87,095	$83,271	$89,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,984	12,654	11,978
Adjustments to credit losses reserve	1,914	1,847	3,252
Stock-based compensation expense	8,475	7,022	5,675
Deferred income taxes	(777)	(2,148)	(1,308)
Amortization of discount on short-term investments	(4,235)	(1,522)	—
Loss on disposal of fixed assets	58	572	17
Changes in assets and liabilities:
Accounts receivable	(6,513)	1,599	(6,000)
Inventories	29,125	84,503	(2,127)
Prepaid expenses, income tax receivable, and other current assets	2,690	(8,540)	(1,884)
Other non-current assets	618	(659)	(145)
Accounts payable	36,450	31,146	(49,056)
Accrued expenses and other liabilities	5,984	(11,791)	(14,732)
Net cash provided by operating activities	173,868	197,954	34,889
Cash Flows used in Investing Activities:
Purchases of short-term investments	(358,317)	(150,607)	—
Maturities of short-term investments	250,606	—	—
Purchases of equipment and capitalized software	(7,575)	(9,595)	(9,077)
Net cash used in investing activities	(115,286)	(160,202)	(9,077)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	26,051	88,198	36,463
Repayment of short-term borrowings	(26,051)	(88,198)	(36,463)
Purchase of treasury shares	(12,375)	(5,392)	—
Dividend payments	(10,527)	(8,410)	(8,948)
Issuance of stock under Employee Stock Purchase Plan	1,108	1,089	—
Payment of payroll taxes on stock-based compensation through shares withheld	(3,424)	(3,015)	(2,244)
Net cash used in financing activities	(25,218)	(15,728)	(11,192)
Increase in cash and cash equivalents	33,364	22,024	14,620
Cash and cash equivalents, beginning of year	144,954	122,930	108,310
Cash and cash equivalents, end of year	$178,318	$144,954	$122,930

Non-cash Investing and Financing Activities:
Accrued capital expenditures	$200	$90	$192
Accrued purchase of treasury shares	$240	$—	$—
Accrued excise tax on treasury purchases	$36	$54	$—
Supplemental Cash Flow Information:
Income taxes paid	$29,295	$41,668	$33,687
Interest paid	$6	$24	$4

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a Fortune 1000 Global Solutions Provider that simplifies the information technology, or IT, customer experience, guiding the connection between people and technology. The Company’s dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. The Company provides a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, software and peripheral equipment, networking communications, and other products and accessories that the Company purchases from manufacturers, distributors, and other suppliers. The Technology Solutions Organization, or TSO, and state-of-the-art Technology Integration and Distribution Center, with ISO 9001:2015 certified technical configuration lab, offer end-to-end services related to the design, configuration, and implementation of IT solutions. The Company also provides a comprehensive portfolio of managed services and professional services. These services are performed by the Company’s personnel and by third-party providers. The Company’s GlobalServe offering ensures worldwide coverage for the Company’s multinational customers, delivering global procurement solutions through the Company’s network of in-country suppliers in over 150 countries.

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

The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $1,854 and $3,839 at December 31, 2024 and 2023, respectively.

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

Included in interest income, net on the consolidated statements of income is interest income on cash equivalents and short-term investments of $18,838, $9,983, and $1,056 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Marketing Costs and Vendor Consideration

Vendors have the ability to fund marketing activities for which the Company receives marketing consideration. This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against selling, general and administrative, or SG&A, expenses. Marketing consideration that cannot be associated with a specific program or that exceeds the fair value of marketing expense associated with that program is classified as an offset to cost of sales. The Company’s vendor partners generally consolidate their funding of marketing and other marketing programs, and accordingly, the Company classifies substantially all vendor consideration as a reduction of cost of sales rather than a reduction of marketing expense. Other marketing costs are expensed as incurred. Marketing expense, which is classified as a component of SG&A expenses on the consolidated statements of income, totaled $25,091, $22,400, and $20,155 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

When events or circumstances indicate a potential impairment, the Company evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. The Company recognizes impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. No property and equipment impairment was recognized for each of the years ended December 31, 2024, 2023 and 2022.

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

Note 4, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements describes the annual impairment methodology that the Company uses each year in calculating the recoverability of goodwill and non-amortizing intangibles. This same impairment test is performed at other times during the course of a year should an event occur or circumstance change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles, are written down to their respective fair values. No intangible assets impairment was recognized for each of the years ended December 31, 2024, 2023 and 2022.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for 10% or more of total net sales in 2024, 2023, and 2022.

Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 25%, 23%, and 11%, respectively, of the Company’s total product purchases in 2024. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Microsoft Corporation accounted for approximately 21%, 19%, and 11%, respectively, of the Company’s total product purchases in 2023. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 23%, 22%, and 15%, respectively, of the Company’s total product purchases in 2022. No other singular vendor supplied more than 10% of the Company’s total product purchases in 2024, 2023, and 2022, as applicable. The Company believes that, while it may experience some short-term disruption if products from Ingram Micro, Inc., TD Synnex Corporation, Dell Inc., Microsoft Corporation, or any of these vendors become unavailable to it, alternative sources are available.

Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 12%, and 12%, respectively, of our total product purchases in 2024. Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 13%, and 11%, respectively, of our total product purchases in 2023. Products manufactured by HP Inc., Dell Inc., Microsoft Corporation, and Lenovo represented approximately 14%, 13%, 12%, and 11% of our total product purchases in 2022. No other singular product manufacturer produced more than 10% of our total product purchases in 2024, 2023, and 2022, as applicable. In the event the Company experiences either a short-term or permanent disruption of supply of Microsoft Corporation, HP Inc., or Dell Inc. products, such disruption would likely have a material adverse effect on the Company’s results of operations and cash flows.

Restructuring and Other charges

The restructuring and other charges recorded for the years ended December 31, 2024 and 2023 were primarily related to an involuntary reduction in our headquarter workforce and included cash severance and other related termination benefits. These costs will be paid within a year of termination and any unpaid balances are included in accrued expenses and other liabilities in the consolidated balance sheets as of December 31, 2024.

Costs incurred for restructuring and other chargers were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Employee separations	$415	$2,416	$—
Other charges	—	271	—
Total restructuring and other charges	$415	$2,687	$—

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2024	2023	2022
Numerator:
Net income	$87,095	$83,271	$89,219
Denominator:
Denominator for basic earnings per share	26,322	26,287	26,279
Dilutive effect of employee stock awards	186	142	164
Denominator for diluted earnings per share	26,508	26,429	26,443
Earnings per share:
Basic	$3.31	$3.17	$3.40
Diluted	$3.29	$3.15	$3.37

For the years ended December 31, 2024, 2023, and 2022, the Company did not exclude any outstanding nonvested stock units or stock options from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Recently Adopted and Recently Issued Financial Accounting Standards

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance is intended to improve segment reporting disclosures on both an interim and annual basis, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the Company’s annual reporting periods beginning January 1, 2024, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company adopted this standard for the fiscal year ended December 31, 2024. See Note 15, “Segment and Related Disclosures” to the Consolidated Financial Statements for more information on the effect of this ASU adoption.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance is intended to provide more detailed disclosure about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expenses, and depreciation expense. This ASU is effective for the Company’s annual reporting periods beginning January 1, 2027, and for interim reporting periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the years ended December 31, 2024, 2023, and 2022, along with the segment for each category (in thousands).

	For the Year Ended December 31, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$368,678	$373,364	$251,949	$993,991
Desktops	176,027	73,540	48,690	298,257
Software	105,120	136,462	43,862	285,444
Servers/Storage	54,230	110,338	40,519	205,087
Net/Com Products	89,008	81,108	40,472	210,588
Displays and Sound	132,112	83,283	57,430	272,825
Accessories	158,562	114,266	49,923	322,751
Other Hardware/Services	97,411	76,778	38,986	213,175
Total net sales	$1,181,148	$1,049,139	$571,831	$2,802,118

	For the Year Ended December 31, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$391,667	$352,116	$207,887	$951,670
Desktops	137,679	73,302	55,946	266,927
Software	124,478	157,715	47,321	329,514
Servers/Storage	65,034	90,697	45,564	201,295
Net/Com Products	112,069	121,717	62,488	296,274
Displays and Sound	106,419	92,219	60,244	258,882
Accessories	155,498	111,542	49,992	317,032
Other Hardware/Services	108,287	76,291	44,472	229,050
Total net sales	$1,201,131	$1,075,599	$573,914	$2,850,644

	For the Year Ended December 31, 2022
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$462,152	$473,375	$221,363	$1,156,890
Desktops	165,509	88,127	56,804	310,440
Software	108,243	147,792	36,071	292,106
Servers/Storage	64,622	103,711	44,588	212,921
Net/Com Products	85,611	98,672	32,548	216,831
Displays and Sound	132,269	118,753	67,860	318,882
Accessories	202,452	133,017	58,413	393,882
Other Hardware/Services	103,504	81,863	37,677	223,044
Total net sales	$1,324,362	$1,245,310	$555,324	$3,124,996

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$10,290	$4,206

Changes in the contract liability balances during the years ended December 31, 2024 and 2023 are as follows (in thousands):

2024
Balance at December 31, 2023	$4,206
Cash received in advance and not recognized as revenue	28,014
Amounts recognized as revenue as performance obligations satisfied	(21,930)
Balance at December 31, 2024	$10,290

2023
Balance at December 31, 2022	$4,266
Cash received in advance and not recognized as revenue	21,173
Amounts recognized as revenue as performance obligations satisfied	(21,233)
Balance at December 31, 2023	$4,206

k

3.   FAIR VALUE MEASUREMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$161,094	$—	$—	$161,094
Short-term investments:
U.S. Government treasury securities	264,074	309	(88)	264,295
Total	$425,168	$309	$(88)	$425,389

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$129,123	$—	$—	$129,123
Short-term investments:
U.S. Government treasury securities	152,129	103	—	152,232
Total	$281,252	$103	$—	$281,355

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

As of December 31, 2024 and 2023, the fair value of the Company’s cash equivalents and short-term investments were all measured using level 1 inputs.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is held by the Company’s Enterprise Solutions and Business Solutions segments. Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of November 30 and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value.

In 2024 and 2023, the Company performed a qualitative “step 0” analysis. Accounting Standards Codification 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events.

Based on the above qualitative analysis, the Company determined goodwill was not impaired as of December 31, 2024 and 2023.

The carrying amount of goodwill for the periods presented is detailed below (in thousands):

Balance at December 31, 2024	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Goodwill, gross	$66,236	$8,539	$7,634	$82,409
Accumulated impairment losses	─	(1,173)	(7,634)	(8,807)
Net balance	$66,236	$7,366	$—	$73,602

Balance at December 31, 2023	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Goodwill, gross	$66,236	$8,539	$7,634	$82,409
Accumulated impairment losses	─	(1,173)	(7,634)	(8,807)
Net balance	$66,236	$7,366	$—	$73,602

Intangible Assets

At December 31, 2024 and 2023, the Company’s intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization. In addition, in 2016 the Company acquired customer relationships from its Softmart and GlobalServe acquisitions, which are amortized on a straight-line basis over their estimated useful lives of 10 years. The Company’s remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets. Intangible assets and related accumulated amortization are detailed below (in thousands):

		December 31, 2024			December 31, 2023
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	8	$3,400	$3,400	$—	$3,400	$3,400	$—
Tradename	5	1,190	1,190	—	1,190	1,190	—
Customer relationships	10	12,200	10,441	1,759	12,200	9,222	2,978
Total intangible assets		$16,790	$15,031	$1,759	$16,790	$13,812	$2,978

In 2024, 2023, and 2022, the Company recorded amortization expense of $1,219, $1,220, and $1,220, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows (in thousands):

For the Years Ended December 31,
2025	$1,220
2026	539
2027	—
2028	—
2029 and thereafter	—
$1,759

.

5.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	December 31,
	2024	2023
Trade	$557,856	$556,542
Vendor consideration, returns and other	60,615	57,110
Due from employees	79	91
Total gross accounts receivable	618,550	613,743
Allowances for:
Sales returns	(3,843)	(3,121)
Credit losses	(3,274)	(3,788)
Accounts receivable, net	$611,433	$606,834

6.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Computer software, including licenses and internally-developed software	$98,625	$93,373
Furniture and equipment	32,400	36,916
Leasehold improvements	8,427	8,463
Total	139,452	138,752
Accumulated depreciation and amortization	(86,932)	(82,094)
Property and equipment, net	$52,520	$56,658

The Company recorded depreciation and amortization expense for property and equipment of $11,765, $11,434, and $10,758 in 2024, 2023, and 2022, respectively.

7. LEASES

The Company leases certain facilities from a related party, which is affiliated with the Company through common ownership.

As of December 31, 2024, the Company had no leases that were classified as financing leases and there were no additional significant operating or financing leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the year ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31, 2024
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$1,941	$1,941
Short-term lease cost	1,830	569	2,399
Total lease cost	$1,830	$2,510	$4,340

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$2,078	$2,078

Weighted-average remaining lease term (in years):
Capitalized operating leases	—	2.01	2.01

Weighted-average discount rate:
Capitalized operating leases	0.00%	4.31%	4.31%

	Year Ended December 31, 2023
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$1,149	$2,235	$3,384
Short-term lease cost	532	459	991
Total lease cost	$1,681	$2,694	$4,375

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,149	$2,266	$3,415

Weighted-average remaining lease term (in years):
Capitalized operating leases	—	2.92	2.92

Weighted-average discount rate:
Capitalized operating leases	3.92%	4.08%	4.04%

As of December 31, 2024, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,
2025	$2,054
2026	1,074
2027	237
2028	142
2029	—
Thereafter	—
$3,507

Imputed interest	(150)
Lease liability balance at December 31, 2024	$3,357

As of December 31, 2024, the ROU asset had a balance of $3,077. The long-term lease liability was $1,552 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $1,805.

As of December 31, 2023, the ROU asset had a balance of $4,340. The long-term lease liability was $3,181 and the short-term lease liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, was $1,733.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Customer and vendor deposits	$26,486	$24,414
Sales tax	7,753	6,144
Short term lease liability	1,805	1,733
Other	11,589	11,552
Accrued expenses and other liabilities	$47,633	$43,843

9.   BANK BORROWINGS

The Company has a $50,000 credit facility collateralized by its account receivables that expires March 31, 2025. This facility can be increased, at the Company’s option, to $80,000 for permitted acquisitions or other uses authorized by the lender on substantially the same terms. Amounts outstanding under this facility bear interest at the greatest of (i) the prime rate (7.50% at December 31, 2024), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily Secured Overnight Financing Rate, or SOFR, plus 1.00% per annum, provided that the rate shall at no time be less than 1.00% per annum. The credit facility includes various customary financial ratios and operating covenants, including minimum net worth and maximum funded debt ratio requirements, and default acceleration provisions. The credit facility does not include restrictions on future dividend payments. Funded debt ratio is the ratio of average outstanding advances under the credit facility to Adjusted Earnings Before Interest Expense, Taxes, Depreciation, Amortization, and Special Charges, or Adjusted EBITDA. The maximum allowable funded debt ratio under the agreement is 2.0 to 1.0. Decreases in the Company’s consolidated twelve months Adjusted EBITDA could limit its potential borrowing capacity under the credit facility. As of December 31, 2024, the Company was in compliance with the covenants of the credit facility.

Cash receipts are automatically applied against any outstanding borrowings. During the years ended December 31, 2024 and 2023, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the years ended December 31, 2024 and 2023 totaled $26,051 and $88,198, respectively; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility as of December 31, 2024 or 2023, and accordingly, the entire $50,000 credit facility was available for borrowings on each such date.

10.   STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) authorizes the issuance of up to 10,000 shares of preferred stock, $0.01 par value per share (the “Preferred Stock”). Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding as of December 31, 2024 or 2023.

Share Repurchase Authorization

As of December 31, 2017, there was $30,000 authorized for share repurchase. In 2018, the Company’s Board approved a share repurchase program authorizing up to $25,000 in additional share repurchases. In November 2022, the Company’s Board approved a $25,000 increase to the Company’s existing share repurchase authorization. In May 2024, the Company’s Board approved a $40,000 increase to the Company’s existing share repurchase authorization, bringing the aggregate size of the share repurchase program to $120,000 as of December 31, 2024. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

The Company repurchased 188 and 129 shares for $12,597 and $5,446 during the years ended December 31, 2024 and 2023, respectively, under the Board-authorized repurchase program. Such cost reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022. There were no share repurchases during the year ended December 31, 2022. As of December 31, 2024, the Company has repurchased an aggregate of 2,916 shares for $60,315 under the Board-authorized repurchase program, and the maximum approximate dollar value of shares that may yet be purchased under the Company’s existing Board-authorized program is $59,685.

Dividend Payments

The following tables summarize the Company’s quarterly cash dividends declared during the years ended December 31, 2024 and 2023 (in thousands, except per share data):

Year Ended December 31, 2024
Dividend per Share	Declaration Date	Record Date	Payment Date	Total Dividend
$0.10	February 12, 2024	February 27, 2024	March 15, 2024	$2,636
$0.10	April 30, 2024	May 14, 2024	May 29, 2024	$2,635
$0.10	July 30, 2024	August 13, 2024	August 30, 2024	$2,629
$0.10	October 29, 2024	November 12, 2024	November 29, 2024	$2,627

Year Ended December 31, 2023
Dividend per Share	Declaration Date	Record Date	Payment Date	Total Dividend
$0.08	February 9, 2023	February 21, 2023	March 10, 2023	$2,107
$0.08	May 4, 2023	May 16, 2023	June 2, 2023	$2,099
$0.08	August 2, 2023	August 15, 2023	September 1, 2023	$2,101
$0.08	October 31, 2023	November 14, 2023	December 1, 2023	$2,103

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

In 2020, the Board adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan (the “2020 Plan”), which replaces the Amended and Restated 2007 Stock Incentive Plan. In May 2023, the Company’s stockholders approved an amendment to the 2020 Plan, which authorized the issuance of 1,253 shares of common stock. As of December 31, 2024, there were 119 shares eligible for future grants under the 2020 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the Company’s stockholders approved the 1997 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan authorizes the issuance of common stock to participating employees. Under the Employee Stock Purchase Plan, as amended, employees are eligible to purchase Company stock at 95% of the purchase price as of the last business day of each six-month offering period. In May 2022, the Board adopted and the Company’s stockholders approved an amendment to the Employee Stock Purchase Plan, which reserved an aggregate of 1,303 shares of common stock for issuance under the Employee Stock Purchase Plan, of which 1,239 shares have been purchased as of December 31, 2024.

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

The following table summarizes the share-based compensation expenses included in the consolidated statements of income (in thousands):

	2024	2023	2022
Pre-tax expense for nonvested units	$8,475	$7,022	$5,675
Tax benefit	(2,192)	(1,853)	(1,512)
Net effect on net income	$6,283	$5,169	$4,163

In 2024, 2023, and 2022, the Company issued nonvested stock units that settle in stock and vest over periods of up to four years. Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of the Company’s common stock on the grant date. The following table summarizes the Company’s nonvested stock unit activity in 2024 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2024	450	$47.09
Granted	183	67.83
Vested	(159)	45.75
Canceled	(19)	57.71
Nonvested at December 31, 2024	455	55.44

The weighted-average grant-date fair value of nonvested stock units granted in 2024, 2023 and 2022 was $67.83, $62.50, and $53.50, respectively. The total fair value of nonvested stock units that vested in 2024, 2023, and 2022 was $11,264, $9,700, and $7,202, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $22,404 as of December 31, 2024, and is expected to be recognized over a weighted-average period of approximately 2.9 years. The aggregate intrinsic value of the nonvested stock units at December 31, 2024, which is calculated based on the positive difference between the fair value of the Company’s stock on December 31, 2024 and the grant price of the underlying awards, was $31,493.

11.   ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, which is included as a component of stockholders’ equity, is comprised of unrealized gains on short-term investments, net of tax. The changes in accumulated other comprehensive income were as follows provision for income taxes consisted of the following (in thousands):

Year Ended
December 31, 2024
Balance - December 31, 2023	$81
Other comprehensive income before reclassifications, net of tax	174
Less amounts reclassified from accumulated other comprehensive income, net of tax	81
Net other comprehensive income	93
Balance - December 31, 2024	$174

Year Ended
December 31, 2023
Balance - December 31, 2022	$—
Other comprehensive income before reclassifications, net of tax	81
Less amounts reclassified from accumulated other comprehensive income, net of tax	—
Net other comprehensive income	81
Balance - December 31, 2023	$81

12.   INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$23,642	$24,648	$25,483
State	7,528	7,343	8,200
Total current	31,170	31,991	33,683
Deferred:
Federal	(690)	(1,845)	(743)
State	(88)	(303)	(524)
Total deferred	(778)	(2,148)	(1,267)
Provision for income taxes	$30,392	$29,843	$32,416

The components of the deferred taxes as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$843	$965
Inventory costs capitalized for tax purposes	99	127
Inventory valuation reserves	467	342
Sales return reserves	143	116
Deductible expenses, primarily employee-benefit related	35	6
Accrued compensation	1,738	1,304
Operating lease liability	863	1,251
Unclaimed property reserve	668	487
Other	1,080	469
Capitalized research and development	2,262	1,542
Stock-based compensation	352	1,937
State tax loss carryforwards	699	941
State tax credit carryforwards	1,159	921
Total gross deferred tax assets	10,408	10,408
Less: Valuation allowance	(1,502)	(1,789)
Net deferred tax assets	8,906	8,619

Deferred tax liabilities:
Goodwill and other intangibles	(14,555)	(14,227)
Property and equipment	(8,215)	(8,877)
Right-of-use assets	(791)	(1,106)
Prepaid expenses	(153)	(253)
Other	(283)	—
Total gross deferred tax liabilities	(23,997)	(24,463)
Net deferred tax liability	$(15,091)	$(15,844)

Current deferred tax assets	$—	$—
Noncurrent deferred tax liability	(15,091)	(15,844)
Net deferred tax liability	$(15,091)	$(15,844)

The Company has deferred tax assets from state net operating loss carryforwards aggregating $885 as of December 31, 2024 representing state tax benefits, net of federal taxes, of approximately $699. These loss carryforwards are subject to three, five, fifteen, twenty-year, or indefinite carryforward periods, with $1 expiring in 2025, $0 expiring in 2026, $32 expiring in 2027, $0 expiring in 2028, $2 expiring in 2029, $679 expiring beyond 2029, and $171 with no expiration. The Company has provided valuation allowances of $343 and $868 as of December 31, 2024 and 2023, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that the Company believes are not likely to be realized.

The Company also has New Hampshire Business Enterprise credits of $1,159. These credits are subject to a ten-year carryforward period, with $1,159 expiring beyond 2029. The Company has provided a valuation allowance of $1,159 as of December 31, 2024 against the New Hampshire Business Enterprise credit carryforwards.

The net change in the total valuation allowance reflects a $287 decrease and a $725 increase in 2024 and 2023, respectively.

A reconciliation of the Company’s 2024, 2023, and 2022 income tax provision to total income taxes at the statutory federal tax rate is as follows (in thousands):

	2024	2023	2022
Federal income taxes, at statutory tax rate	$24,672	$23,754	$25,543
State income taxes, net of federal benefit	5,859	5,498	5,954
Nondeductible expenses	732	589	928
Other, net	(871)	2	(9)
Income tax provision	$30,392	$29,843	$32,416

The Company files one consolidated U.S. Federal income tax return that includes all of its subsidiaries as well as several consolidated, combined, and separate Company returns in many U.S. state tax jurisdictions. The tax years 2021-2023 remain open to examination by the major state taxing jurisdictions in which the Company files. The tax years 2021-2023 remain open to examination by the Internal Revenue Service.

Previously, the Company recognized interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual was included as a component of the Company’s liability for unrecognized income tax benefits. The Company did not recognize any interest and penalties for the years ended December 31, 2024, 2023 or 2022.

13.   EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2024, 2023, and 2022. The Company made matching contributions to the employee savings element of such plan of $6,765, $6,873, and $6,517 in 2024, 2023, and 2022, respectively.

14.   COMMITMENTS AND CONTINGENCIES

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

15.   SEGMENT AND RELATED DISCLOSURES

The internal reporting structure used by the Company’s chief operating decision maker, or CODM, to assess performance and allocate resources determines the basis for the Company’s operating segments. The Company’s operations are organized under three reporting segments—the Enterprise Solutions segment, which serves primarily medium-to-large corporations; the Business Solutions segment, which serves primarily SMBs; and the Public Sector Solutions segment, which serves primarily federal, state, and local government and educational institutions. In addition, the Headquarters/Other provides services in areas such as finance, human resources, IT, marketing, and product management. Most of the operating costs associated with the Headquarters/Other functions are charged to the operating segments based on their estimated usage of the underlying functions. The Company reports these charges to the operating segments as “Allocations”. Headquarters/Other amounts that are not allocated to the operating segments are shown as reconciling items in the tables below.

The Company’s CODM is its Chief Executive Officer, and he assesses the segments’ performance by using each segments’ operating income (which includes certain corporate overhead allocations attributable to each of the segments). Net sales presented below exclude inter-segment product revenues. The CODM uses operating income for each segment in the annual budget, periodic forecasting, and quarterly results processes. Segment information applicable to the Company’s operating segments and the related reconciliations to consolidated amounts for the years ended December 31, 2024, 2023, and 2022 are shown below (in thousands):

	Year Ended December 31, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$1,181,148	$1,049,139	$571,831	$2,802,118
Cost of sales	1,001,187	796,684	484,453
Personnel costs	62,378	70,472	36,661
Marketing	5,318	16,127	3,646
Allocated corporate overhead	72,601	81,918	40,959
Depreciation and amortization	852	620	91
Other segment expenses[1]	4,831	6,467	3,733
Operating income	$33,981	$76,851	$2,288	$113,120
Unallocated Headquarters/Other expenses				(16,058)
Interest income, net				18,725
Other income				1,700
Income before taxes				$117,487

Segment assets	$737,405	$564,110	$114,524	$1,416,039
Headquarters/Other assets				(116,685)
Consolidated assets				$1,299,354

	Year Ended December 31, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$1,201,131	$1,075,599	$573,914	$2,850,644
Cost of sales	1,022,273	828,499	488,136
Personnel costs	68,112	73,103	37,031
Marketing	4,683	13,755	3,486
Allocated corporate overhead	59,825	77,420	38,710
Depreciation and amortization	1,452	628	84
Other segment expenses[1]	5,570	6,044	4,290
Operating income	$39,216	$76,150	$2,177	$117,543
Unallocated Headquarters/Other expenses				(14,390)
Interest income, net				9,961
Other income				—
Income before taxes				$113,114

Segment assets	$704,577	$502,739	$79,384	$1,286,700
Headquarters/Other assets				(98,319)
Consolidated assets				$1,188,381

	Year Ended December 31, 2022
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$1,324,361	$1,245,311	$555,324	$3,124,996
Cost of sales	1,129,297	994,362	475,159
Personnel costs	69,882	69,301	32,030
Marketing	2,285	14,385	3,485
Allocated corporate overhead	61,659	79,795	39,897
Depreciation and amortization	1,992	661	78
Other segment expenses[1]	5,769	7,332	3,570
Operating income	$53,477	$79,475	$1,105	$134,057
Unallocated Headquarters/Other expenses				(13,505)
Interest income, net				1,083
Other income				—
Income before taxes				$121,635

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

The assets of the Company’s operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Goodwill of $66,236 and $7,366 is held by the Enterprise Solutions and Business Solutions segments, respectively, as of December 31, 2024. Assets reported under the Headquarters/Other are managed by corporate headquarters, including cash, inventory, property and equipment and intercompany balance, net. Total assets for the Headquarters/Other are presented net of intercompany balances eliminations of $69,695 and $35,522 for the years ended December 31, 2024 and 2023, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These systems serve all of the Company’s subsidiaries, to varying degrees, and as a result, the CODM does not evaluate capital expenditures on a segment basis.

Substantially all of the Company’s sales in 2024, 2023, and 2022 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 2% of total net sales in 2024, 2023, and 2022. All of the Company’s assets as of December 31, 2024 and 2023 were located in the United States. The Company’s primary target customers are SMBs, medium-to-large businesses, and federal, state, and local government agencies and educational institutions.

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2022	$4,218	35,161	(35,573)	$3,806
Year Ended December 31, 2023	$3,806	34,477	(35,162)	$3,121
Year Ended December 31, 2024	$3,121	36,718	(35,996)	$3,843

Allowance for Credit Losses
Year Ended December 31, 2022	$4,825	3,252	(2,810)	$5,267
Year Ended December 31, 2023	$5,267	1,847	(3,326)	$3,788
Year Ended December 31, 2024	$3,788	1,914	(2,428)	$3,274

Inventory Valuation Allowance
Year Ended December 31, 2022	$1,522	4,338	(3,321)	$2,539
Year Ended December 31, 2023	$2,539	2,432	(2,751)	$2,220
Year Ended December 31, 2024	$2,220	2,135	(2,479)	$1,876

S-1