Form 10-Q
period 2025-03-31
PC CONNECTION INC
filed 2025-04-30
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2025

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of April 23, 2025 was 25,397,238.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$182,457	$178,318
Short-term investments	157,868	264,295
Accounts receivable, net	603,984	611,433
Inventories, net	151,792	95,054
Prepaid expenses and other current assets	20,418	17,750
Total current assets	1,116,519	1,166,850
Property and equipment, net	51,658	52,520
Right-of-use assets	2,808	3,077
Goodwill	73,602	73,602
Intangibles, net	1,904	2,209
Other assets	1,012	1,096
Total Assets	$1,247,503	$1,299,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$273,521	$300,242
Accrued payroll	28,327	23,330
Accrued expenses and other liabilities	52,037	47,633
Total current liabilities	353,885	371,205
Deferred income taxes	15,061	15,091
Non-current operating lease liabilities	1,066	1,552
Other liabilities	516	516
Total Liabilities	370,528	388,364
Stockholders’ Equity:
Common stock	294	294
Additional paid-in capital	138,725	137,036
Retained earnings	847,037	837,466
Accumulated other comprehensive income	61	174
Treasury stock, at cost	(109,142)	(63,980)
Total Stockholders’ Equity	876,975	910,990
Total Liabilities and Stockholders’ Equity	$1,247,503	$1,299,354

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$701,046	$632,025
Cost of sales	573,735	513,953
Gross profit	127,311	118,072
Selling, general and administrative expenses	109,859	104,608
Severance expenses	2,930	—
Income from operations	14,522	13,464
Interest income, net	3,900	4,567
Other income	76	—
Income before taxes	18,498	18,031
Income tax provision	(5,017)	(4,877)
Net income	$13,481	$13,154

Earnings per common share:
Basic	$0.52	$0.50
Diluted	$0.51	$0.50

Shares used in computation of earnings per common share:
Basic	26,076	26,362
Diluted	26,218	26,525

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$13,481	$13,154
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net of tax of $30 and $38 for the three months ended March 31, 2025 and 2024, respectively	(113)	(143)
Comprehensive income	$13,368	$13,011

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - December 31, 2024	29,390	$294	$137,036	$837,466	$174	(3,090)	$(63,980)	$910,990
Stock-based compensation expense	—	—	2,208	—	—	—	—	2,208
Restricted stock units vested	25	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(519)	—	—	—	—	(519)
Repurchase of common stock for treasury	—	—	—	—	—	(697)	(45,162)	(45,162)
Dividend declaration ($0.15 per share)	—	—	—	(3,910)	—	—	—	(3,910)
Net income	—	—	—	13,481	—	—	—	13,481
Other comprehensive loss, net of tax	—	—	—	—	(113)	—	—	(113)
Balance - March 31, 2025	29,415	$294	$138,725	$847,037	$61	(3,787)	$(109,142)	$876,975

	Three Months Ended March 31, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - December 31, 2023	29,262	$293	$130,878	$760,898	$81	(2,902)	$(51,383)	$840,767
Stock-based compensation expense	—	—	1,949	—	—	—	—	1,949
Restricted stock units vested	9	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(231)	—	—	—	—	(231)
Repurchase of common stock for treasury	—	—	—	—	—	(3)	(188)	(188)
Dividend declaration ($0.10 per share)	—	—	—	(2,636)	—	—	—	(2,636)
Net income	—	—	—	13,154	—	—	—	13,154
Other comprehensive loss, net of tax	—	—	—	—	(143)	—	—	(143)
Balance - March 31, 2024	29,271	$293	$132,596	$771,416	$(62)	(2,905)	$(51,571)	$852,672

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows (used in) provided by Operating Activities:
Net income	$13,481	$13,154
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,099	3,266
Adjustments to credit losses reserve	395	269
Stock-based compensation expense	2,208	1,949
Amortization of discount on short-term investments, net	(45)	(2,324)
Gain on sale of short-term investments	(76)	—
Loss on disposal of fixed assets	16	21
Changes in assets and liabilities:
Accounts receivable	7,054	79,306
Inventories	(56,738)	279
Prepaid expenses and other current assets	(2,668)	196
Other non-current assets	84	280
Accounts payable	(26,958)	(45,127)
Accrued expenses and other liabilities	7,761	6,016
Net cash (used in) provided by operating activities	(52,387)	57,285
Cash Flows provided by (used in) Investing Activities:
Purchases of short-term investments	(52,358)	(99,999)
Proceeds from sale of short-term investments	108,763	—
Maturities of short-term investments	50,000	50,000
Purchases of property and equipment	(1,711)	(1,608)
Net cash provided by (used in) investing activities	104,694	(51,607)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	732	8,349
Repayment of short-term borrowings	(732)	(8,349)
Purchase of common stock for treasury shares	(43,739)	(186)
Dividend payments	(3,910)	(2,636)
Payment of payroll taxes on stock-based compensation through shares withheld	(519)	(231)
Net cash used in financing activities	(48,168)	(3,053)
Increase in cash and cash equivalents	4,139	2,625
Cash and cash equivalents, beginning of period	178,318	144,954
Cash and cash equivalents, end of period	$182,457	$147,579

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$437	$336
Accrued purchase of treasury shares	$1,027	$—
Accrued excise tax on treasury purchases	$432	$2
Supplemental Cash Flow Information:
Income taxes paid	$3,059	$635
Interest paid	$—	$1

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

PART I―FINANCIAL INFORMATION

Item 1―Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries, or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2025 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2025.

Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform with the current period presentation.

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

Included in interest income, net on the condensed consolidated statements of income is interest income on cash equivalents and short-term investments of $3,801 and $4,565 for the three months ended March 31, 2025 and 2024, respectively.

Treasury Stock, at Cost

The total repurchases for the three months ended March 31, 2025 and 2024 were recorded as treasury stock of $45,162 and $188, respectively. Such costs reflect the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

On April 30, 2025, the Company announced that its Board of Directors authorized a $50,000 increase to the share repurchase program, which was incremental to the approximately $14,919 remaining as of March 31, 2025.

Severance Expenses

The severance expenses recorded for the three months ended March 31, 2025 were related to an involuntary reduction in the Company’s workforce to lower the Company’s cost structure and included cash severance and other related termination benefits. The majority of these costs are expected to be paid within a year of termination. Included in accrued expenses and other liabilities on the condensed consolidated balance sheets as of March 31, 2025 was $2,858 related to unpaid severance expenses.

Recently Issued Financial Accounting Standards

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to improve the transparency of income tax disclosures through, among other things, enhancement of the disclosure requirements within the rate reconciliation, as well as increased income tax disaggregation disclosures. This ASU is effective for the Company’s annual reporting periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statement disclosures.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2025 and 2024, along with the segment for each category (in thousands).

	Three Months Ended March 31, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$87,542	$102,346	$67,578	$257,466
Desktops	53,472	23,793	12,859	90,124
Software	33,445	32,186	8,732	74,363
Servers/Storage	17,902	20,290	11,935	50,127
Net/Com Products	18,255	18,015	9,852	46,122
Displays and Sound	23,012	19,308	10,542	52,862
Accessories	39,807	23,660	15,729	79,196
Other Hardware/Services	24,568	18,787	7,431	50,786
Total net sales	$298,003	$258,385	$144,658	$701,046

	Three Months Ended March 31, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$90,231	$92,156	$38,882	$221,269
Desktops	38,037	18,118	8,747	64,902
Software	27,120	30,652	5,550	63,322
Servers/Storage	12,367	21,611	8,506	42,484
Net/Com Products	19,962	21,845	5,605	47,412
Displays and Sound	31,264	21,752	10,603	63,619
Accessories	41,532	30,373	7,596	79,501
Other Hardware/Services	22,146	19,362	8,008	49,516
Total net sales	$282,659	$255,869	$93,497	$632,025

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of March 31, 2025 and December 31, 2024 (in thousands).

	March 31, 2025	December 31, 2024
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$16,100	$10,290

Changes in the contract liability balances during the three months ended March 31, 2025 and 2024 are as follows (in thousands):

2025
Balance at December 31, 2024	$10,290
Cash received in advance and not recognized as revenue	16,201
Amounts recognized as revenue as performance obligations satisfied	(10,391)
Balance at March 31, 2025	$16,100

2024
Balance at December 31, 2023	$4,206
Cash received in advance and not recognized as revenue	5,795
Amounts recognized as revenue as performance obligations satisfied	(1,548)
Balance at March 31, 2024	$8,453

Note 3–Fair Value Measurements

Cash equivalents and short-term investments as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$164,117	$—	$—	$164,117
Short-term investments:
U.S. Government treasury securities	157,790	141	(63)	157,868
Total	$321,907	$141	$(63)	$321,985

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$161,094	$—	$—	$161,094
Short-term investments:
U.S. Government treasury securities	264,074	309	(88)	264,295
Total	$425,168	$309	$(88)	$425,389

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

As of March 31, 2025 and December 31, 2024, the fair value of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$13,481	$13,154
Denominator:
Denominator for basic earnings per share	26,076	26,362
Dilutive effect of employee stock awards	142	163
Denominator for diluted earnings per share	26,218	26,525
Earnings per share:
Basic	$0.52	$0.50
Diluted	$0.51	$0.50

For the three months ended March 31, 2025 and 2024, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with it through common ownership.

As of March 31, 2025, there were no additional significant operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$461	$461	$—	$459	$459
Short-term lease cost	420	148	568	420	141	561
Total lease cost	$420	$609	$1,029	$420	$600	$1,020

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$513	$513	$—	$445	$445

Weighted-average remaining lease term (in years):
Capitalized operating leases	—	1.81	1.81	—	2.67	2.67

Weighted-average discount rate:
Capitalized operating leases	0.00%	4.31%	4.31%	3.92%	4.12%	4.07%

As of March 31, 2025, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,
2025, excluding the three months ended March 31, 2025	$1,549
2026	1,205
2027	237
2028	161
2029	—
Thereafter	—
$3,152

Imputed interest	$(117)
Lease liability balance at March 31, 2025	$3,035

As of March 31, 2025, the right-of-use, or ROU, asset had a balance of $2,808. The long-term lease liability was $1,066 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,969. As of December 31, 2024, the ROU asset had a balance of $3,077. The long-term lease liability was $1,552 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,805.

Note 6–Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is included as a component of stockholders’ equity, is comprised of unrealized gains and losses on short-term investments, net of tax. The changes in accumulated other comprehensive income were as follows (in thousands):

Three Months Ended
March 31, 2025
Balance - December 31, 2024	$174
Other comprehensive income (loss) before reclassifications, net of tax	57
Less amounts reclassified from accumulated other comprehensive income, net of tax	170
Net other comprehensive loss	(113)
Balance - March 31, 2025	$61

Three Months Ended
March 31, 2024
Balance - December 31, 2023	$81
Other comprehensive income (loss) before reclassifications, net of tax	(135)
Less amounts reclassified from accumulated other comprehensive income, net of tax	8
Net other comprehensive loss	(143)
Balance - March 31, 2024	$(62)

Included in amounts reclassified from accumulated other comprehensive income, net of tax for the three months ended March 31, 2025 is $76 of realized gain, which is included in “Other income” on the unaudited condensed consolidated statements of income.

Note 7–Segment Information

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

Segment information applicable to the Company’s operating segments and the related reconciliations to consolidated amounts for the three months ended March 31, 2025 and 2024 are shown below (in thousands):

	Three Months Ended March 31, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$298,003	$258,385	$144,658	$701,046
Cost of sales	255,705	192,978	125,052
Personnel costs	16,170	17,775	9,586
Marketing	2,097	4,839	1,084
Allocated corporate overhead	18,290	21,476	10,738
Depreciation and amortization	192	155	23
Other segment expenses[1]	1,047	2,745	1,517
Operating income (loss)	$4,502	$18,417	$(3,342)	$19,577
Unallocated Headquarters/Other expenses				(5,055)
Interest income, net				3,900
Other income				76
Income before taxes				$18,498

Segment assets	$743,050	$578,687	$104,557	$1,426,294
Headquarters/Other assets				(178,791)
Consolidated assets				$1,247,503

	Three Months Ended March 31, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$282,659	$255,869	$93,497	$632,025
Cost of sales	239,925	195,505	78,523
Personnel costs	15,469	17,963	8,291
Marketing	1,887	4,330	1,183
Allocated corporate overhead	18,382	20,508	10,254
Depreciation and amortization	205	163	23
Other segment expenses[1]	944	1,611	573
Operating income (loss)	$5,847	$15,789	$(5,350)	$16,286
Unallocated Headquarters/Other expenses				(2,822)
Interest income, net				4,567
Income before taxes				$18,031

Segment assets	$701,826	$514,019	$54,563	$1,270,408
Headquarters/Other assets				(109,343)
Consolidated assets				$1,161,065

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivables, goodwill, and other intangibles, net. Assets reported under the Headquarters/Other are managed by corporate headquarters, including cash and cash equivalents, short-term investments, inventories, property and equipment, ROU assets, and intercompany balance, net. As of March 31, 2025 and 2024, total assets for the Headquarters/Other were presented net of intercompany balance eliminations of $61,063 and $15,039, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Note 9–Bank Borrowings

The Company previously had a $50,000 credit facility collateralized by its account receivables that expired March 31, 2025 that the Company elected not to renew or replace. Amounts outstanding under the credit facility bore interest at the daily Bloomberg Short-Term Bank Yield Index, or BSBY Rate, plus a spread based on the Company’s funded debt ratio, or in the absence of BSBY Rate, the prime rate (7.50% at March 31, 2025).

Cash receipts were automatically applied against any outstanding borrowings. During the three months ended March 31, 2025 and 2024, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the three months ended March 31, 2025 and 2024 totaled $732 and $8,349, respectively; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility immediately prior to the expiration of the credit facility, or as of March 31, 2024.

Note 10–Supplier Finance Programs

The Company has agreements with third-party financial institutions, instituted by request of participating suppliers, that allow for the ability to finance payment obligations from the Company. The third-party financial institutions have separate arrangements with the Company’s suppliers and provide them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangements between the third-parties and its suppliers and receives no compensation from the third-party financial institutions. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangements. The payment terms under these arrangements are typical with industry standards and range from 30 to 50 days. The agreements with the financial institutions are collateralized by the inventory purchased through the financing agreements. The Company’s outstanding payment obligations under the supplier finance programs, which are included in accounts payable on the condensed consolidated balance sheets, were $50,668 and $47,763 at March 31, 2025 and December 31, 2024, respectively. The rollforward of the Company’s outstanding obligations confirmed as valid under the supplier finance programs for the three months ended March 31, 2025 is as follows (in thousands):

2025
Confirmed obligations outstanding at December 31, 2024	$47,763
Invoices confirmed	110,616
Confirmed invoices paid	(107,711)
Confirmed obligations outstanding at March 31, 2025	$50,668

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

Such differences may result from actions taken by us, including expense reduction or strategic initiatives (including reductions in force, capital investments and new or expanded product offerings or services), the execution of our business plans (including our inventory management, cost structure and management and other personnel decisions) or other business decisions, as well as from developments beyond our control, including:

●	substantial competition reducing our market share;
●	significant price competition reducing our profit margins;
●	the loss of any of our major vendors adversely affecting the number or type of products we may offer;
●	virtualization of information technology, or IT, resources and applications, including networks, servers, applications, and data storage disrupting or altering our traditional distribution models;
●	service interruptions at third-party shippers negatively impacting our ability to deliver the products we offer to our customers;
●	increases in shipping and postage costs reducing our margins and adversely affecting our results of operations;
●	loss of key persons or the inability to attract, train and retain qualified personnel adversely affecting our ability to operate our business;
●	cyberattacks or the failure to safeguard personal information and our IT systems resulting in liability and harm to our reputation; and
●	macroeconomic factors facing the global economy, including disruptions in or increased volatility of the capital markets, changes in trade policy, which may include the imposition of tariffs or other trade barriers, economic sanctions and economic slowdowns or recessions, rising inflation and changing interest rates modifying the timing or reducing the level of investment our customers are willing to make in IT products.

Additional factors include those described in our Annual Report on Form 10-K for the year ended December 31, 2024, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other subsequent filings we make with the Securities and Exchange Commission from time to time.

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

The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. The imposition of new tariffs or increases in existing tariffs on goods imported from countries where our suppliers operate could result in increased inventory costs. These cost increases may reduce our margins or require us to raise prices. We continue to assess the impact of the tariffs on our supply chain. In addition, these actions and threatened actions and increased volatility in financial markets may affect customer decisions about the timing or size of IT investments.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Net sales	$701.0	$632.0
Gross margin	18.2%	18.7%
Selling, general and administrative expenses	15.7%	16.6%
Income from operations	2.1%	2.1%

Net sales of $701.0 million for the first quarter of 2025 reflect an increase of $69.0 million, or 10.9% compared to the first quarter of 2024. The increase was primarily driven by increases in net sales of notebooks/mobility, desktops, software, and servers/storage of $36.2 million, $25.2 million, $11.0 million, and $7.6 million, respectively, as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements. These increases were partially offset by a decrease in net sales of displays and sound of $10.8 million. Gross profit for the first quarter of 2025 increased year-over-year by $9.2 million, or 7.8%, to $127.3 million as illustrated in the table and the discussion beginning on page 18 of this Quarterly Report on Form 10-Q. Gross margin decreased to 18.2% from 18.7% a year ago. The decrease in gross margin was primarily driven by a shift in product mix to lower-margin sales of endpoint devices including notebooks/mobility and desktops as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements and the product mix table on page 17. SG&A expenses increased year-over-year by $5.3 million, or 5.0%, to $109.9 million. SG&A expenses as a percentage of net sales decreased to 15.7% compared to 16.6% a year ago. The increase in SG&A expenses is primarily due to increases in personnel costs related to an increase in variable compensation, service contracts/subscriptions, and marketing as shown in the table on page 17 of this Quarterly Report on Form 10-Q. Operating income for the first quarter of 2025 increased year-over-year in dollars by $1.0 million and remained consistent as a percentage of net sales. The increase in dollars is primarily a result of the increase in gross profit, partially offset by the increase in SG&A expenses as discussed above, as well as severance expenses incurred for the first quarter of 2025.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Operating Segment
Enterprise Solutions	42%	45%
Business Solutions	37	40
Public Sector Solutions	21	15
Total	100%	100%

Product Mix
Notebooks/Mobility	37%	35%
Desktops	13	10
Software	11	10
Servers/Storage	7	7
Net/Com Products	7	7
Displays and Sound	7	10
Accessories	11	13
Other Hardware/Services	7	8
Total	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Operating Segment
Enterprise Solutions	14.2%	15.1%
Business Solutions	25.3	23.6
Public Sector Solutions	13.6	16.0
Total Company	18.2%	18.7%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Personnel costs	$82.9	$78.5
Marketing	8.0	7.4
Service contracts/subscriptions	6.8	6.0
Professional fees	3.2	3.4
Depreciation and amortization	3.1	3.3
Facilities operations	1.8	1.8
Credit card fees	1.4	1.6
Other	2.7	2.6
Total SG&A expense	$109.9	$104.6
As a percentage of net sales	15.7%	16.6%

Severance Expenses

During the three months ended March 31, 2025, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred severance expenses of $2.9 million which included cash severance and other related termination benefits. We did not incur any severance expenses for the three months ended March 31, 2024.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended March 31, 2025 and the three months ended March 31, 2024.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2025		2024
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$298.0	42.5%	$282.6	44.7%	$15.4	5.4%
Business Solutions	258.4	36.9	255.9	40.5	2.5	1.0
Public Sector Solutions	144.6	20.6	93.5	14.8	51.1	54.7
Total	$701.0	100.0%	$632.0	100.0%	$69.0	10.9%
Gross Profit:
Enterprise Solutions	$42.3	14.2%	$42.7	15.1%	$(0.4)	(1.0)%
Business Solutions	65.4	25.3	60.4	23.6	5.0	8.4
Public Sector Solutions	19.6	13.6	15.0	16.0	4.6	30.9
Total	$127.3	18.2%	$118.1	18.7%	$9.2	7.8%

Net sales increased for the first quarter of 2025 compared to the first quarter of 2024, as explained by the year-over-year changes discussed below:

●	Net sales of $298.0 million for the Enterprise Solutions segment reflect an increase of $15.4 million, or 5.4%. The increase in net sales is primarily due to increases in net sales of desktops, software, servers/storage, and other hardware/services of $15.4 million, $6.3 million, $5.5 million, and $2.4 million, respectively. These increases were partially offset by decreases in net sales of displays and sound, notebooks/mobility, accessories, and net/com products of $8.3 million, $2.7 million, $1.7 million, and $1.7 million, respectively.

●	Net sales of $258.4 million for the Business Solutions segment reflect an increase of $2.5 million, or 1.0%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, desktops, and software of $10.2 million, $5.7 million, and $1.5 million, respectively. These increases were partially offset by decreases in net sales of accessories, net/com products, displays and sound, servers/storage, and other hardware/services of $6.7 million, $3.8 million, $2.4 million, $1.3 million, and $0.6 million, respectively.

●	Net sales of $144.6 million for the Public Sector Solutions segment reflect an increase of $51.1 million, or 54.7%. Sales to the federal government increased by $40.1 million, or 228.0%, compared to the prior year quarter, and sales to state and local government and educational institutions increased by $11.0 million, or 14.5%. The increase in sales to the federal government was primarily driven by a few large orders in the current period. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, accessories, net/com products, desktops, servers/storage, and software of $28.7 million, $8.1 million, $4.2 million, $4.1 million, $3.4 million, and $3.2 million, respectively. These increases were partially offset by a decrease in net sales of other hardware/services of $0.6 million.

Gross profit for the first quarter of 2025 increased year-over-year, while gross margin for the first quarter of 2025 decreased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment remained substantially the same year-over-year. Gross margin decreased by 90 basis points primarily due to reduced software agency fees and a shift in product mix to lower-margin sales of desktops as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

●	Gross profit for the Business Solutions segment increased by $5.0 million year-over-year primarily due to an increase in net sales of notebooks/mobility and desktops at improved margins, as well as changes in customer mix. Gross margin increased by 170 basis points primarily due to improved margins on sales of notebooks/mobility and desktops, as well as changes in customer mix.

●	Gross profit for the Public Sector Solutions segment increased by $4.6 million primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin decreased by 240 basis points primarily due to a few low-margin deals in the current period.

Selling, general and administrative expenses for the first quarter of 2025 increased in dollars but decreased as a percentage of net sales compared to the first quarter of 2024. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Three Months Ended March 31,
	2025		2024
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$37.8	12.7%	$36.9	13.0%	$0.9	2.5%
Business Solutions	45.4	17.6	44.6	17.4	0.8	1.8
Public Sector Solutions	22.9	15.8	20.3	21.7	2.6	12.9
Headquarters/Other, unallocated	3.8		2.8		1.0	33.0
Total	$109.9	15.7%	$104.6	16.6%	$5.3	5.0%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but remained substantially the same as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in personnel costs and marketing of $0.7 million and $0.2 million, respectively.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars but remained substantially the same as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and marketing of $1.0 million and $0.5 million, respectively, partially offset by decreases in credit card fees, personnel costs, and other expenses of $0.3 million, $0.2 million, and $0.2 million, respectively.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in personnel costs, professional fees, and use of shared Headquarter services of $1.3 million, $0.7 million, and $0.5 million, respectively. SG&A expenses as a percentage of net sales were 15.8% for the Public Sector Solutions segment for the first quarter of 2025, which reflects a decrease of 590 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Headquarters/Other increased year-over-year by $1.0 million primarily due to increases in personnel costs and service contracts/subscriptions of $2.6 million and $0.8 million, respectively, partially offset by a decrease in the allocated amounts to the sales segments of $1.4 million, as well as decreases in professional fees and other expenses of $0.8 million and $0.2 million, respectively. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Severance expenses for the first quarter of 2025 were $2.9 million. The severance expenses were related to an involuntary reduction in our workforce to lower our cost structure and included cash severance and other related termination benefits. There were no severance expenses incurred for the three months ended March 31, 2024.

Income from operations for the first quarter of 2025 increased to $14.5 million, compared to $13.5 million for the first quarter of 2024, primarily due to the increase in gross profit, partially offset by the increases in SG&A expenses and severance expenses, as discussed above. Income from operations as a percentage of net sales was 2.1% for the first quarter of 2025, which was consistent with the prior year quarter.

Interest income, net for the first quarter of 2025 decreased to $3.9 million, compared to $4.6 million for the first quarter of 2024, primarily due to a decrease in interest income of $0.7 million. The decrease in interest income is primarily a result of lower realized interest rates in the current period.

Income taxes. Our provision for income taxes for the first quarter of 2025 increased to $5.0 million, compared to $4.9 million for the first quarter of 2024. Our effective tax rate was 27.1% for the quarter ended March 31, 2025, compared to 27.0% for the quarter ended March 31, 2024.

Net income for the first quarter of 2025 increased to $13.5 million, compared to $13.2 million for the first quarter of 2024, primarily due to the increase in income from operations, partially offset by the decrease in interest income, net, as discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are internally generated funds from operations and short-term investments. We have historically used and expect to use in the future those funds to meet our capital requirements, which consist primarily of working capital for operational needs, capital expenditures for computer equipment and software used in our business, repurchases of our common stock for treasury, dividend payments, and as opportunities arise, possible acquisitions of new businesses.

We believe that funds generated from operations and short-term investments will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months and beyond such twelve calendar month period. Our investments in IT systems and infrastructure are designed to enable us to operate more efficiently and to provide our customers enhanced functionality.

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, and cash generated from operations, as follows:

●	Cash and Cash Equivalents. As of March 31, 2025, we had $182.5 million in cash and cash equivalents.

●	Short-term Investments. As of March 31, 2025, we had $157.9 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

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

Dividends

A summary of 2025 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.15	February 4, 2025	February 25, 2025	March 14, 2025

On April 30, 2025, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share. The dividend will be paid on May 30, 2025 to all stockholders of record as of the close of business on May 13, 2025. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(52.4)	$57.3
Net cash provided by (used in) investing activities	104.7	(51.6)
Net cash used in financing activities	(48.2)	(3.1)
Increase in cash and cash equivalents	$4.1	$2.6

Cash used in operating activities was $52.4 million for the three months ended March 31, 2025. Cash used in operating activities resulted primarily from an increase in inventory of $56.7 million and a decrease in accounts payable of $27.0 million. These outflows were partially offset by $13.5 million of net income, positive net adjustments to net income of $5.6 million, an increase in accrued expenses and other liabilities of $7.8 million, and a decrease in accounts receivable of $7.1 million for the three months ended March 31, 2025. The increase in inventory was primarily attributable to inventory purchases related to large customer rollouts and management associated with anticipated tariffs. The decrease in accounts payable was primarily driven by the timing of payments. For the three months ended March 31, 2024, cash provided by operating activities resulted primarily from net income adjusted for non-cash charges of $16.3 million, a decrease in accounts receivable of $79.3 million, and an increase in accrued expenses and other liabilities of $6.0 million, partially offset by a decrease in accounts payable of $45.1 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2025	2024
Days of sales outstanding (DSO)(1)	72	70
Days of supply in inventory (DIO)(2)	24	22
Days of purchases outstanding (DPO)(3)	(43)	(39)
Cash conversion cycle	53	53

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle remained consistent at 53 days at March 31, 2025 and 2024. The increase in DSO is primarily due to the increase in trade receivables as of March 31, 2025 compared to March 31, 2024. The increase in DIO is primarily due to the increase in inventory as of March 31, 2025 compared to March 31, 2024. The increase in DPO is primarily due to the increase in accounts payable as of March 31, 2025 compared to March 31, 2024.

Cash provided by investing activities for the three months ended March 31, 2025 consisted of $52.4 million of purchases of U.S. Government treasury securities, $108.8 million of sales of U.S. Government treasury securities, $50.0 million of maturities of U.S. Government treasury securities, and $1.7 million of purchases of property and equipment. These property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, investing activities consisted of $100.0 million of purchases of U.S. Government treasury securities, $50.0 million of maturities of U.S. Government treasury securities, and $1.6 million of purchases of property and equipment.

Cash used in financing activities for the three months ended March 31, 2025 consisted of $0.7 million of aggregate borrowings and repayments, $43.7 million of treasury purchases, $3.9 million of dividend payments, and $0.5 million of payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities primarily consisted of $8.3 million of aggregate borrowings and repayments, $0.2 million of treasury purchases, $2.6 million of dividend payments, and $0.2 million of payments of payroll taxes on stock-based compensation through shares withheld.

Debt Instruments, Contractual Agreements, and Related Covenants

Below is a summary of certain provisions of our credit facility and other contractual obligations. For more information about our obligations, commitments, and contingencies, see our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

Credit Facility. Our credit facility collateralized by our accounts receivable expired March 31, 2025. We did not elect to extend or replace this credit facility given our significant cash, cash equivalent, and short-term investment balances. Amounts outstanding under this credit facility bore interest at the greatest of (i) the prime rate (7.50% at March 31, 2025), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily BSBY Rate, plus 1.00% per annum, but at no time less than 0% per annum. While we used this credit facility from time to time, we did not have borrowings outstanding at any recent quarter-end nor immediately prior to the expiration of the credit facility.

Cash receipts were automatically applied against any outstanding borrowings. Any excess cash on account could either remain on account to generate earned credits to offset up to 100% of cash management fees, or be invested in short-term qualified investments. Borrowings under the credit facility were classified as current in our condensed consolidated balance sheets.

Supplier Finance Programs. We have entered into agreements with financial institutions to facilitate the purchase of inventory from designated suppliers under certain terms and conditions to enhance liquidity. We do not incur any interest or other incremental expenses associated with these agreements as balances are paid when they are due. See “Note 10 “Supplier Finance Programs” of our Unaudited Condensed Consolidated Financial Statements for additional information.

Operating Leases. We lease facilities from a related party, which is a company affiliated with us through common ownership, and facilities from third parties under non-cancelable operating leases. Certain leases require us to pay real estate taxes, insurance, and common area maintenance charges. See “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our operating leases.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are our ability to manage costs and fully achieve our operating efficiencies, timely collection of our customer receivables, and management of our inventory levels.

Credit Facility. Our credit facility collateralized by our accounts receivable expired March 31, 2025 and we elected not to renew or replace the credit facility given our significant cash, cash equivalent, and short-term investment balances.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently issued financial accounting standards are detailed in Note 1, “Basis of Presentation,” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. No material changes related to our market risks have occurred since December 31, 2024.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ―OTHER INFORMATION

Item 1. Legal Proceedings

For information related to legal proceedings, see the discussion in Note 8 - “Commitments and Contingencies” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our other public filings with the SEC, and those contained in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended March 31, 2025 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in millions) (1)(2)
01/01/25-01/31/25	48,667	$69.98	48,667	$56.3
02/01/25-02/28/25	287,920	$64.83	287,920	$37.6
03/01/25-03/31/25	360,482	$62.96	360,482	$14.9
	697,069	$64.22	697,069

(1)	We have repurchased in aggregate approximately 3.6 million shares of our common stock for approximately $105.1 million pursuant to the repurchase program approved by our Board of Directors.

(2)	On March 28, 2001, we announced that our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, November 22, 2022, May 1, 2024, and April 30, 2025, our Board of Directors approved increases of $15.0 million, $25.0 million, $25.0 million, $40.0 million, and $50.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $170.0 million. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as each term is defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

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

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	April 30, 2025	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	April 30, 2025	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)