Form 10-Q
period 2025-06-30
PC CONNECTION INC
filed 2025-07-30
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2025

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of July 23, 2025 was 25,389,003.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$186,744	$178,318
Short-term investments	159,350	264,295
Accounts receivable, net	637,037	611,433
Inventories, net	133,487	95,054
Prepaid expenses and other current assets	22,449	17,750
Total current assets	1,139,067	1,166,850
Property and equipment, net	48,267	52,520
Right-of-use assets	2,219	3,077
Goodwill	73,602	73,602
Intangibles, net	1,599	2,209
Other assets	4,523	1,096
Total Assets	$1,269,277	$1,299,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$303,756	$300,242
Accrued payroll	23,444	23,330
Accrued expenses and other liabilities	41,076	47,633
Total current liabilities	368,276	371,205
Deferred income taxes	15,031	15,091
Non-current operating lease liabilities	634	1,552
Other liabilities	516	516
Total Liabilities	384,457	388,364
Stockholders’ Equity:
Common stock	294	294
Additional paid-in capital	141,406	137,036
Retained earnings	868,016	837,466
Accumulated other comprehensive (loss) income	(53)	174
Treasury stock, at cost	(124,843)	(63,980)
Total Stockholders’ Equity	884,820	910,990
Total Liabilities and Stockholders’ Equity	$1,269,277	$1,299,354

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$759,693	$736,479	$1,460,739	$1,368,504
Cost of sales	621,927	599,937	1,195,662	1,113,890
Gross profit	137,766	136,542	265,077	254,614
Selling, general and administrative expenses	106,869	105,208	216,728	209,816
Severance expenses	—	415	2,930	415
Income from operations	30,897	30,919	45,419	44,383
Interest income, net	3,216	4,649	7,116	9,216
Other income	—	—	76	—
Income before taxes	34,113	35,568	52,611	53,599
Income tax provision	(9,324)	(9,407)	(14,341)	(14,284)
Net income	$24,789	$26,161	$38,270	$39,315

Earnings per common share:
Basic	$0.98	$0.99	$1.49	$1.49
Diluted	$0.97	$0.99	$1.48	$1.48

Shares used in computation of earnings per common share:
Basic	25,405	26,348	25,739	26,355
Diluted	25,520	26,520	25,860	26,522

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$24,789	$26,161	$38,270	$39,315
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net of tax of $30 and $60 for the three and six months ended June 30, 2025, respectively, and net of tax of $11 and $49 for the three and six months ended June 30, 2024, respectively	(114)	(41)	(227)	(184)
Comprehensive income	$24,675	$26,120	$38,043	$39,131

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - March 31, 2025	29,415	$294	$138,725	$847,037	$61	(3,787)	$(109,142)	$876,975
Stock-based compensation expense	—	—	2,461	—	—	—	—	2,461
Restricted stock units vested	13	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(399)	—	—	—	—	(399)
Repurchase of common stock for treasury	—	—	—	—	—	(255)	(15,701)	(15,701)
Issuance of common stock under Employee Stock Purchase Plan	10	—	619	—	—	—	—	619
Dividend declaration ($0.15 per share)	—	—	—	(3,810)	—	—	—	(3,810)
Net income	—	—	—	24,789	—	—	—	24,789
Other comprehensive loss, net of tax	—	—	—	—	(114)	—	—	(114)
Balance - June 30, 2025	29,438	$294	$141,406	$868,016	$(53)	(4,042)	$(124,843)	$884,820

	Three Months Ended June 30, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - March 31, 2024	29,271	$293	$132,596	$771,416	$(62)	(2,905)	$(51,571)	$852,672
Stock-based compensation expense	—	—	2,248	—	—	—	—	2,248
Restricted stock units vested	14	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(414)	—	—	—	—	(414)
Repurchase of common stock for treasury	—	—	—	—	—	(57)	(3,600)	(3,600)
Issuance of common stock under Employee Stock Purchase Plan	9	—	537	—	—	—	—	537
Dividend declaration ($0.10 per share)	—	—	—	(2,635)	—	—	—	(2,635)
Net income	—	—	—	26,161	—	—	—	26,161
Other comprehensive loss, net of tax	—	—	—	—	(41)	—	—	(41)
Balance - June 30, 2024	29,294	$293	$134,967	$794,942	$(103)	(2,962)	$(55,171)	$874,928

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2024	29,390	$294	$137,036	$837,466	$174	(3,090)	$(63,980)	$910,990
Stock-based compensation expense	—	—	4,669	—	—	—	—	4,669
Restricted stock units vested	38	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(918)	—	—	—	—	(918)
Repurchase of common stock for treasury	—	—	—	—	—	(952)	(60,863)	(60,863)
Issuance of common stock under Employee Stock Purchase Plan	10	—	619	—	—	—	—	619
Dividend declaration ($0.15 per share)	—	—	—	(7,720)	—	—	—	(7,720)
Net income	—	—	—	38,270	—	—	—	38,270
Other comprehensive loss, net of tax	—	—	—	—	(227)	—	—	(227)
Balance - June 30, 2025	29,438	$294	$141,406	$868,016	$(53)	(4,042)	$(124,843)	$884,820

	Six Months Ended June 30, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2023	29,262	$293	$130,878	$760,898	$81	(2,902)	$(51,383)	$840,767
Stock-based compensation expense	—	—	4,197	—	—	—	—	4,197
Restricted stock units vested	23	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(645)	—	—	—	—	(645)
Repurchase of common stock for treasury	—	—	—	—	—	(60)	(3,788)	(3,788)
Issuance of common stock under Employee Stock Purchase Plan	9	—	537	—	—	—	—	537
Dividend declaration ($0.10 per share)	—	—	—	(5,271)	—	—	—	(5,271)
Net income	—	—	—	39,315	—	—	—	39,315
Other comprehensive loss, net of tax	—	—	—	—	(184)	—	—	(184)
Balance - June 30, 2024	29,294	$293	$134,967	$794,942	$(103)	(2,962)	$(55,171)	$874,928

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows (used in) provided by Operating Activities:
Net income	$38,270	$39,315
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,965	6,539
Adjustments to credit losses reserve	1,058	410
Stock-based compensation expense	4,669	4,197
Deferred income taxes	—	1,623
Amortization of discount on short-term investments, net	(1,672)	(5,593)
Gain on sale of short-term investments	(76)	—
Loss on disposal of fixed assets	20	36
Changes in assets and liabilities:
Accounts receivable	(26,662)	7,598
Inventories	(38,433)	(12,434)
Prepaid expenses and other current assets	(4,142)	(5,823)
Other non-current assets	(1,629)	448
Accounts payable	3,368	53,172
Accrued expenses and other liabilities	(6,865)	6,188
Net cash (used in) provided by operating activities	(26,129)	95,676
Cash Flows provided by (used in) Investing Activities:
Purchases of short-term investments	(52,358)	(203,278)
Proceeds from sale of short-term investments	108,763	—
Maturities of short-term investments	50,000	103,280
Purchases of property and equipment	(3,331)	(3,427)
Net cash provided by (used in) investing activities	103,074	(103,425)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	732	10,560
Repayment of short-term borrowings	(732)	(10,560)
Purchase of common stock for treasury shares	(60,464)	(3,613)
Payments for excise tax on treasury purchases	(36)	—
Dividend payments	(7,720)	(5,271)
Issuance of stock under Employee Stock Purchase Plan	619	537
Payment of payroll taxes on stock-based compensation through shares withheld	(918)	(645)
Net cash used in financing activities	(68,519)	(8,992)
Increase (decrease) in cash and cash equivalents	8,426	(16,741)
Cash and cash equivalents, beginning of period	178,318	144,954
Cash and cash equivalents, end of period	$186,744	$128,213

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$346	$347
Accrued purchase of treasury shares	$66	$211
Accrued excise tax on treasury purchases	$572	$18
Supplemental Cash Flow Information:
Income taxes paid	$18,171	$17,946
Interest paid	$—	$2

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2025 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2025.

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

Included in interest income, net on the condensed consolidated statements of income is interest income on cash equivalents and short-term investments of $3,217 and $7,018 for the three and six months ended June 30, 2025, respectively, and $4,655 and $9,220 for the three and six months ended June 30, 2024, respectively.

Treasury Stock, at Cost

The total repurchases for the six months ended June 30, 2025 and 2024 were recorded as treasury stock of $60,863 and $3,788, respectively. Such costs reflect the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

Severance Expenses

The severance expenses recorded for the six months ended June 30, 2025 and the three and six months ended June 30, 2024 were related to involuntary reductions in the Company’s workforce to lower the Company’s cost structure and included cash severance and other related termination benefits. The majority of these costs are expected to be paid within a year of the applicable termination. Included in accrued expenses and other liabilities on the condensed consolidated balance sheets as of June 30, 2025 was $1,394 related to unpaid severance expenses.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended June 30, 2025 and 2024, along with the segment for each category (in thousands).

	Three Months Ended June 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$97,683	$106,075	$57,460	$261,218
Desktops	57,713	28,559	17,020	103,292
Software	23,389	37,576	7,641	68,606
Servers/Storage	21,724	34,127	15,432	71,283
Net/Com Products	23,532	19,496	11,368	54,396
Displays and Sound	30,052	23,595	13,657	67,304
Accessories	44,142	24,515	10,004	78,661
Other Hardware/Services	27,776	19,225	7,932	54,933
Total Net sales	$326,011	$293,168	$140,514	$759,693

	Three Months Ended June 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$89,802	$97,841	$69,816	$257,459
Desktops	52,680	20,105	12,792	85,577
Software	21,628	37,775	9,571	68,974
Servers/Storage	15,691	34,056	13,640	63,387
Net/Com Products	19,107	19,845	14,312	53,264
Displays and Sound	37,265	19,981	16,745	73,991
Accessories	38,645	28,663	11,470	78,778
Other Hardware/Services	23,990	19,932	11,127	55,049
Total Net sales	$298,808	$278,198	$159,473	$736,479

The following tables represent a disaggregation of revenue from arrangements with customers for the six months ended June 30, 2025 and 2024, along with the segment for each category (in thousands).

	Six Months Ended June 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$185,225	$208,421	$125,038	$518,684
Desktops	111,185	52,352	29,879	193,416
Software	56,834	69,762	16,373	142,969
Servers/Storage	39,626	54,417	27,367	121,410
Net/Com Products	41,787	37,511	21,220	100,518
Displays and Sound	53,064	42,903	24,199	120,166
Accessories	83,949	48,175	25,733	157,857
Other Hardware/Services	52,344	38,012	15,363	105,719
Total Net sales	$624,014	$551,553	$285,172	$1,460,739

	Six Months Ended June 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$180,033	$189,997	$108,698	$478,728
Desktops	90,717	38,223	21,539	150,479
Software	48,748	68,427	15,121	132,296
Servers/Storage	28,058	55,667	22,146	105,871
Net/Com Products	39,069	41,690	19,917	100,676
Displays and Sound	68,529	41,733	27,348	137,610
Accessories	80,177	59,036	19,066	158,279
Other Hardware/Services	46,136	39,294	19,135	104,565
Total Net sales	$581,467	$534,067	$252,970	$1,368,504

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of June 30, 2025 and December 31, 2024 (in thousands).

	June 30, 2025	December 31, 2024
Contract liabilities, which are included in accrued expenses and other liabilities	$10,227	$10,290

Changes in the contract liability balances during the six months ended June 30, 2025 and 2024 are as follows (in thousands):

2025
Balance at December 31, 2024	$10,290
Cash received in advance and not recognized as revenue	25,180
Amounts recognized as revenue as performance obligations satisfied	(25,243)
Balance at June 30, 2025	$10,227

2024
Balance at December 31, 2023	$4,206
Cash received in advance and not recognized as revenue	9,769
Amounts recognized as revenue as performance obligations satisfied	(6,875)
Balance at June 30, 2024	$7,100

Note 3–Fair Value Measurements

Cash equivalents and short-term investments as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$169,235	$—	$—	$169,235
Short-term investments:
U.S. Government treasury securities	159,417	1	(68)	159,350
Total	$328,652	$1	$(68)	$328,585

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$161,094	$—	$—	$161,094
Short-term investments:
U.S. Government treasury securities	264,074	309	(88)	264,295
Total	$425,168	$309	$(88)	$425,389

Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of one year or greater from the date of purchase are generally classified as long-term investments. All short-term investments had stated maturity dates of less than one year. The Company has recorded the securities at fair value on its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income. The amount of realized gains and losses reclassified into earnings and the related adjustments to deferred taxes are based on the specific identification of the securities sold or securities that reached maturity date.

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

As of June 30, 2025 and December 31, 2024, the fair values of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$24,789	$26,161	$38,270	$39,315
Denominator:
Denominator for basic earnings per share	$25,405	$26,348	$25,739	$26,355
Dilutive effect of employee stock awards	115	172	121	167
Denominator for diluted earnings per share	$25,520	$26,520	$25,860	$26,522
Earnings per share:
Basic	$0.98	$0.99	$1.49	$1.49
Diluted	$0.97	$0.99	$1.48	$1.48

For the three and six months ended June 30, 2025 and 2024, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with it through common ownership.

As of June 30, 2025, there were no additional significant operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$461	$461	$—	$922	$922
Short-term lease cost	420	148	568	840	296	1,136
Total lease cost	$420	$609	$1,029	$840	$1,218	$2,058

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$512	$512	$—	$1,025	$1,025

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	1.63	1.63

Weighted-average discount rate:
Capitalized operating leases				0.00%	4.32%	4.32%

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$485	$485	$—	$944	$944
Short-term lease cost	421	140	561	841	281	1,122
Total lease cost	$421	$625	$1,046	$841	$1,225	$2,066

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$532	$532	$—	$977	$977

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	2.43	2.43

Weighted-average discount rate:
Capitalized operating leases				3.92%	4.28%	4.21%

As of June 30, 2025, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,
2025, excluding the six months ended June 30, 2025	$1,037
2026	1,205
2027	237
2028	161
2029	—
Thereafter	—
2,640
Imputed interest	(89)
Lease liability balance at June 30, 2025	$2,551

As of June 30, 2025, the right-of-use, or ROU, asset had a balance of $2,219. The long-term lease liability was $634 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,917. As of December 31, 2024, the ROU asset had a balance of $3,077. The long-term lease liability was $1,552 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,805.

Note 6–Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, which is included as a component of stockholders’ equity, is comprised of unrealized gains and losses on short-term investments, net of tax. The changes in accumulated other comprehensive (loss) income were as follows (in thousands):

Six Months Ended
June 30, 2025
Balance - December 31, 2024	$174
Other comprehensive loss before reclassifications, net of tax	(56)
Less amounts reclassified from accumulated other comprehensive (loss) income, net of tax	171
Net other comprehensive loss	(227)
Balance - June 30, 2025	$(53)

Six Months Ended
June 30, 2024
Balance - December 31, 2023	$81
Other comprehensive loss before reclassifications, net of tax	(158)
Less amounts reclassified from accumulated other comprehensive (loss) income, net of tax	26
Net other comprehensive loss	(184)
Balance - June 30, 2024	$(103)

Included in amounts reclassified from accumulated other comprehensive (loss) income, net of tax for the six months ended June 30, 2025 is $76 of realized gain, which is included in “Other income” on the unaudited condensed consolidated statements of income.

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

Segment information applicable to the Company’s operating segments and the related reconciliations to consolidated amounts for the three and six months ended June 30, 2025 and 2024 are shown below (in thousands):

	Three Months Ended June 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$326,011	$293,168	$140,514	$759,693
Cost of sales	278,389	224,319	119,219
Personnel costs	16,995	17,662	9,273
Marketing	787	2,564	575
Allocated corporate overhead	18,069	21,521	10,761
Depreciation and amortization	195	155	22
Other segment expenses[1]	1,230	1,383	2,796
Operating income (loss)	$10,346	$25,564	$(2,132)	$33,778
Unallocated Headquarters/Other expenses				(2,881)
Interest income, net				3,216
Income before taxes				$34,113

	Six Months Ended June 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$624,014	$551,553	$285,172	$1,460,739
Cost of sales	534,094	417,297	244,271
Personnel costs	33,165	35,437	18,859
Marketing	2,884	7,403	1,659
Allocated corporate overhead	36,359	42,997	21,499
Depreciation and amortization	387	310	45
Other segment expenses[1]	2,277	4,128	4,313
Operating income (loss)	$14,848	$43,981	$(5,474)	$53,355
Unallocated Headquarters/Other expenses				(7,936)
Interest income, net				7,116
Other income				76
Income before taxes				$52,611

Segment assets	$753,931	$591,894	$88,650	$1,434,475
Headquarters/Other assets				(165,198)
Consolidated assets				$1,269,277

	Three Months Ended June 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$298,808	$278,198	$159,473	$736,479
Cost of sales	252,763	211,872	135,302
Personnel costs	15,346	18,124	9,370
Marketing	757	3,672	812
Allocated corporate overhead	18,433	20,689	10,345
Depreciation and amortization	221	147	23
Other segment expenses[1]	1,058	1,465	907
Operating income	$10,230	$22,229	$2,714	$35,173
Unallocated Headquarters/Other expenses				(4,254)
Interest income, net				4,649
Income before taxes				$35,568

	Six Months Ended June 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$581,467	$534,067	$252,970	$1,368,504
Cost of sales	492,688	407,377	213,825
Personnel costs	30,815	36,087	17,661
Marketing	2,644	8,002	1,995
Allocated corporate overhead	36,815	41,197	20,599
Depreciation and amortization	426	310	46
Other segment expenses[1]	2,002	3,076	1,480
Operating income (loss)	$16,077	$38,018	$(2,636)	$51,459
Unallocated Headquarters/Other expenses				(7,076)
Interest income, net				9,216
Income before taxes				$53,599

Segment assets	$729,450	$537,655	$107,382	$1,374,487
Headquarters/Other assets				(91,002)
Consolidated assets				$1,283,485

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivables, goodwill, and other intangibles, net. Assets reported under the Headquarters/Other are managed by corporate headquarters, including cash and cash equivalents, short-term investments, inventories, property and equipment, ROU assets, and intercompany balance, net. As of June 30, 2025 and 2024, total assets for the Headquarters/Other were presented net of intercompany balance eliminations of $46,339 and $59,751, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Cash receipts were automatically applied against any outstanding borrowings. During the six months ended June 30, 2025 and 2024, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the six months ended June 30, 2025 and 2024 totaled $732 and $10,560, respectively; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility immediately prior to the expiration of the credit facility, or as of June 30, 2024.

Note 10–Supplier Finance Programs

The Company has agreements with third-party financial institutions, instituted by request of participating suppliers, that allow for the ability to finance payment obligations from the Company. The third-party financial institutions have separate arrangements with the Company’s suppliers and provide them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangements between the third-parties and its suppliers and receives no compensation from the third-party financial institutions. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangements. The payment terms under these arrangements are typical with industry standards and range from 30 to 50 days. The agreements with the financial institutions are collateralized by the inventory purchased through the financing agreements. The Company’s outstanding payment obligations under the supplier finance programs, which are included in accounts payable on the condensed consolidated balance sheets, were $62,448 and $47,763 at June 30, 2025 and December 31, 2024, respectively. The rollforward of the Company’s outstanding obligations confirmed as valid under the supplier finance programs for the six months ended June 30, 2025 is as follows (in thousands):

2025
Confirmed obligations outstanding at December 31, 2024	$47,763
Invoices confirmed	248,813
Confirmed invoices paid	(234,128)
Confirmed obligations outstanding at June 30, 2025	$62,448

Note 11–Subsequent Events

The One Big Beautiful Bill Act, or OBBBA, was enacted on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through future years. We are currently assessing its impact on our consolidated financial statements.

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

Such differences may result from actions taken by us, including expense reduction or strategic initiatives (including reductions in force, capital investments and new or expanded product offerings or services), the execution of our business plans (including our inventory management, cost structure and management and other personnel decisions) or other business decisions, as well as from developments beyond our control, including:

●	macroeconomic factors facing the global economy, including disruptions in or increased volatility of the capital markets, changes in trade policy, which may include the imposition of tariffs or other trade barriers, economic sanctions and economic slowdowns or recessions, changes in tax policy, rising inflation and changing interest rates modifying our potential for investment income and the timing or reducing the level of investment our customers are willing to make in IT products;
●	substantial competition reducing our market share;
●	significant price competition reducing our profit margins;
●	the loss of any of our major vendors adversely affecting the number or type of products we may offer;
●	virtualization of information technology, or IT, resources and applications, including networks, servers, applications, and data storage disrupting or altering our traditional distribution models;
●	service interruptions at third-party shippers negatively impacting our ability to deliver the products we offer to our customers;
●	increases in shipping and postage costs reducing our margins and adversely affecting our results of operations;
●	loss of key persons or the inability to attract, train and retain qualified personnel adversely affecting our ability to operate our business; and
●	cyberattacks or the failure to safeguard personal information and our IT systems resulting in liability and harm to our reputation.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$759.7	$736.5	$1,460.7	$1,368.5
Gross margin	18.1%	18.5%	18.1%	18.6%
Selling, general and administrative expenses	14.1%	14.3%	14.8%	15.3%
Income from operations	4.1%	4.2%	3.1%	3.2%

Net sales of $759.7 million for the second quarter of 2025 reflect an increase of $23.2 million, or 3.2% compared to the second quarter of 2024. The increase was primarily driven by increases in net sales of desktops, servers/storage, notebooks/mobility, and net/com products of $17.7 million, $7.9 million, $3.8 million, and $1.1 million, respectively, as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements. These increases were partially offset by a decrease in net sales of displays and sound of $6.7 million. Gross profit for the second quarter of 2025 increased year-over-year by $1.3 million, or 0.9%, to $137.8 million as illustrated in the table and the discussion beginning on page 21 of this Quarterly Report on Form 10-Q. Gross margin decreased to 18.1% from 18.5% a year ago. The decrease in gross margin was primarily driven by reduced software agency fees in the current period. SG&A expenses increased year-over-year by $1.7 million, or 1.6%, to $106.9 million. SG&A expenses as a percentage of net sales decreased to 14.1% compared to 14.3% a year ago. The increase in SG&A expenses is primarily due to an increase in professional fees as shown in the table on page 20 of this Quarterly Report on Form 10-Q. Operating income for the second quarter of 2025 remained substantially the same year-over-year both in dollars and as a percentage of net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Segment
Enterprise Solutions	43%	40%	43%	43%
Business Solutions	39	38	38	39
Public Sector Solutions	18	22	19	18
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	34%	35%	36%	35%
Desktops	14	12	13	11
Software	9	9	10	10
Servers/Storage	9	9	8	8
Net/Com Products	7	7	7	7
Displays and Sound	9	10	8	10
Accessories	10	11	11	11
Other Hardware/Services	8	7	7	8
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Segment
Enterprise Solutions	14.6%	15.4%	14.4%	15.3%
Business Solutions	23.5	23.8	24.3	23.7
Public Sector Solutions	15.2	15.2	14.3	15.5
Total Company	18.1%	18.5%	18.1%	18.6%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personnel costs	$81.2	$81.1	$164.1	$159.6
Marketing	4.4	5.2	12.4	12.6
Service contracts/subscriptions	6.4	5.7	13.2	11.7
Professional fees	4.9	3.1	8.1	6.5
Depreciation and amortization	2.9	3.2	6.0	6.5
Facilities operations	1.9	1.9	3.7	3.7
Credit card fees	1.6	1.7	3.0	3.3
Other	3.6	3.3	6.2	5.9
Total SG&A expense	$106.9	$105.2	$216.7	$209.8
As a percentage of net sales	14.1%	14.3%	14.8%	15.3%

Severance Expenses

There were no severance expenses incurred during the three months ended June 30, 2025. During the six months ended June 30, 2025, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred severance expenses of $2.9 million which included cash severance and other related termination benefits. We incurred severance expenses of $0.4 million for each of the three and six months ended June 30, 2024.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended June 30, 2025 and the three months ended June 30, 2024; and changes between the six months ended June 30, 2025 and the six months ended June 30, 2024.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2025		2024
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$326.0	42.9%	$298.8	40.5%	$27.2	9.1%
Business Solutions	293.2	38.6	278.2	37.8	15.0	5.4
Public Sector Solutions	140.5	18.5	159.5	21.7	(19.0)	(11.9)
Total	$759.7	100.0%	$736.5	100.0%	$23.2	3.2%
Gross Profit:
Enterprise Solutions	$47.6	14.6%	$46.1	15.4%	$1.5	3.4%
Business Solutions	68.9	23.5	66.3	23.8	2.6	3.8
Public Sector Solutions	21.3	15.2	24.1	15.2	(2.8)	(11.9)
Total	$137.8	18.1%	$136.5	18.5%	$1.3	0.9%

Net sales increased for the second quarter of 2025 compared to the second quarter of 2024, as explained by the year-over-year changes discussed below:

●	Net sales of $326.0 million for the Enterprise Solutions segment reflect an increase of $27.2 million, or 9.1%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, servers/storage, accessories, desktops, net/com products, other hardware/services, and software of $7.9 million, $6.0 million, $5.5 million, $5.0 million, $4.4 million, $3.8 million, and $1.8 million, respectively. These increases were partially offset by a decrease in net sales of displays and sound of $7.2 million.

●	Net sales of $293.2 million for the Business Solutions segment reflect an increase of $15.0 million, or 5.4%. The increase in net sales is primarily due to increases in net sales of desktops, notebooks/mobility, and displays and sound of $8.5 million, $8.2 million, and $3.6 million, respectively. These increases were partially offset by decreases in net sales of accessories and other hardware/services of $4.1 million and $0.7 million, respectively.

●	Net sales of $140.5 million for the Public Sector Solutions segment reflect a decrease of $19.0 million, or 11.9%. Sales to the federal government increased by $1.9 million, or 7.8%, compared to the prior year quarter, while sales to state and local government and educational institutions decreased by $20.9 million, or 15.6%. The decrease in sales to state and local government and educational institutions was primarily driven by the timing of purchases associated with a few large K-12 customers. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, other hardware/services, displays and sound, net/com products, software, and accessories of $12.4 million, $3.2 million, $3.1 million, $2.9 million, $1.9 million, and $1.5 million, respectively. These decreases were partially offset by increases in net sales of desktops and servers/storage of $4.2 million and $1.8 million, respectively.

Gross profit for the second quarter of 2025 increased year-over-year, while gross margin for the second quarter of 2025 decreased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $1.5 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin decreased by 80 basis points primarily due to reduced software agency fees, as well as a decrease in the amount of software sales recognized on a net basis.

●	Gross profit for the Business Solutions segment increased by $2.6 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin decreased by 30 basis points primarily due to reduced software agency fees.

●	Gross profit for the Public Sector Solutions segment decreased by $2.8 million primarily due to the decrease in net sales as discussed in the preceding paragraph. Gross margin remained substantially the same year-over-year.

Selling, general and administrative expenses for the second quarter of 2025 increased in dollars but decreased as a percentage of net sales compared to the second quarter of 2024. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Three Months Ended June 30,
	2025		2024
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$37.3	11.4%	$35.8	12.0%	$1.5	4.1%
Business Solutions	43.3	14.8	44.1	15.9	(0.8)	(1.9)
Public Sector Solutions	23.4	16.7	21.5	13.5	1.9	9.2
Headquarters/Other, unallocated	2.9		3.8		(0.9)	(24.9)
Total	$106.9	14.1%	$105.2	14.3%	$1.7	1.6%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in personnel costs of $1.7 million. SG&A expenses as a percentage of net sales were 11.4% for the Enterprise Solutions segment for the second quarter of 2025, which reflects a decrease of 60 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Business Solutions segment decreased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to decreases in marketing and personnel costs of $1.1 million and $0.5 million, respectively, partially offset by an increase in use of shared Headquarter services of $0.8 million. SG&A expenses as a percentage of net sales were 14.8% for the Business Solutions segment for the second quarter of 2025, which reflects a decrease of 110 basis points and is primarily due to the increase in net sales discussed above, combined with the decrease in SG&A dollars.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in professional fees and use of shared Headquarter services of $1.5 million and $0.4 million, respectively. SG&A expenses as a percentage of net sales were 16.7% for the Public Sector Solutions segment for the second quarter of 2025, which reflects an increase of 320 basis points and is primarily due to the decrease in net sales discussed above, combined with the increase in SG&A dollars.

●	SG&A expenses for the Headquarters/Other decreased year-over-year by $0.9 million primarily due to a decrease in personnel costs of $1.0 million and an increase in the allocated amounts to the sales segments of $0.9 million, partially offset by an increase in service contracts/subscriptions of $1.0 million. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Severance expenses were not incurred during the second quarter of 2025. Severance expenses were $0.4 million for the second quarter of 2024. The severance expenses were related to an involuntary reduction in our workforce to lower our cost structure and included cash severance and other related termination benefits.

Income from operations for the second quarter of 2025 was $30.9 million, which was consistent with the prior year quarter. Income from operations as a percentage of net sales was 4.1% for the second quarter of 2025, which was consistent with the prior year quarter.

Interest income, net for the second quarter of 2025 decreased to $3.2 million, compared to $4.6 million for the second quarter of 2024, primarily due to a decrease in interest income of $1.4 million. The decrease in interest income is primarily a result of lower realized interest rates in the current period combined with lower cash equivalent and investment balances in the current period.

Income taxes. Our provision for income taxes for the second quarter of 2025 decreased to $9.3 million, compared to $9.4 million for the second quarter of 2024. Our effective tax rate was 27.3% for the quarter ended June 30, 2025, compared to 26.4% for the quarter ended June 30, 2024. The increase in the effective tax rate was primarily due to non-recurring benefits included in the prior year period.

Net income for the second quarter of 2025 decreased to $24.8 million, compared to $26.2 million for the second quarter of 2024, primarily due to the decrease in interest income, net, as discussed above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2025		2024
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$624.0	42.7%	$581.4	42.5%	$42.6	7.3%
Business Solutions	551.5	37.8	534.1	39.0	17.4	3.3
Public Sector Solutions	285.2	19.5	253.0	18.5	32.2	12.7
Total	$1,460.7	100.0%	$1,368.5	100.0%	$92.2	6.7%
Gross Profit:
Enterprise Solutions	$89.9	14.4%	$88.8	15.3%	$1.1	1.3%
Business Solutions	134.3	24.3	126.7	23.7	7.6	6.0
Public Sector Solutions	40.9	14.3	39.1	15.5	1.8	4.5
Total	$265.1	18.1%	$254.6	18.6%	$10.5	4.1%

Net sales increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as explained by the year-over-year changes discussed below:

●	Net sales of $624.0 million for the Enterprise Solutions segment reflect an increase of $42.6 million, or 7.3%. The increase in net sales is primarily due to increases in net sales of desktops, servers/storage, software, other hardware/services, notebooks/mobility, accessories, and net/com products of $20.5 million, $11.6 million, $8.1 million, $6.2 million, $5.2 million, $3.8 million, and $2.7 million, respectively. These increases were partially offset by a decrease in net sales of displays and sound of $15.5 million.

●	Net sales of $551.5 million for the Business Solutions segment reflect an increase of $17.4 million, or 3.3%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, desktops, software, and displays and sound of $18.4 million, $14.1 million, $1.3 million, and $1.2 million, respectively. These increases were partially offset by decreases in net sales of accessories, net/com products, other hardware/services, and servers/storage of $10.9 million, $4.2 million, $1.3 million, and $1.3 million, respectively.

●	Net sales of $285.2 million for the Public Sector Solutions segment reflect an increase of $32.2 million, or 12.7%. Sales to the federal government increased by $42.1 million, or 98.0%, compared to the prior year quarter, while sales to state and local government and educational institutions decreased by $9.9 million, or 4.7%. The increase in sales to the federal government was primarily driven by a few large orders in the current period. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, desktops, accessories, servers/storage, net/com products, and software of $16.3 million, $8.3 million, $6.7 million, $5.2 million, $1.3 million, and $1.3 million, respectively. These increases were partially offset by decreases in net sales of other hardware/services and displays and sound of $3.8 million and $3.1 million, respectively.

Gross profit for the six months ended June 30, 2025 increased year-over-year, while gross margin for the second quarter of 2025 decreased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $1.1 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin decreased by 90 basis points primarily due to reduced software agency fees, as well as a shift in product mix to lower-margin sales of desktops as shown in the table in Note 2 “Revenue” in the Notes to the Unaudited Condensed Consolidated Financial Statements and a decrease in the amount of software sales recognized on a net basis.

●	Gross profit for the Business Solutions segment increased by $7.6 million year-over-year primarily due to an increase in net sales of notebooks/mobility and desktops at improved margins, as well as changes in customer mix. Gross margin increased by 60 basis points primarily due to improved margins on sales of notebooks/mobility and desktops, as well as changes in customer mix.

●	Gross profit for the Public Sector Solutions segment increased by $1.8 million primarily due to the increase in net sales as discussed in the preceding paragraph. Gross margin decreased by 120 basis points primarily due to a few low-margin deals in the current period.

Selling, general and administrative expenses for the six months ended June 30, 2025 increased in dollars but decreased as a percentage of net sales compared to the six months ended June 30, 2024. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2025		2024
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$75.1	12.0%	$72.7	12.5%	$2.4	3.3%
Business Solutions	88.6	16.1	88.7	16.6	(0.1)	(0.1)
Public Sector Solutions	46.4	16.3	41.8	16.5	4.6	11.0
Headquarters/Other, unallocated	6.6		6.6		—	—
Total	$216.7	14.8%	$209.8	15.3%	$6.9	3.3%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in personnel costs of $2.3 million. SG&A expenses as a percentage of net sales were 12.0% for the Enterprise Solutions segment for the six months ended June 30, 2025, which reflects a decrease of 50 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Business Solutions segment remained substantially the same year-over-year in dollars but decreased as a percentage of net sales. An increase in the use of shared Headquarter services of $1.8 million was offset by decreases in personnel costs, marketing, credit card fees, professional fees, and facilities operations of $0.6 million, $0.6 million, $0.4 million, $0.1 million, and $0.1 million, respectively. SG&A expenses as a percentage of net sales were 16.1% for the Business Solutions segment for the six months ended June 30, 2025, which reflects a decrease of 50 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in professional fees, personnel costs, use of shared Headquarter services, and other expenses of $2.2 million, $1.2 million, $0.9 million, and $0.5 million, respectively. SG&A expenses as a percentage of net sales were 16.3% for the Public Sector Solutions segment for the six months ended June 30, 2025, which reflects a decrease of 20 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Headquarters/Other remained substantially the same year-over-year. Increases in service contracts/subscriptions, personnel costs, and marketing of $1.8 million, $1.6 million, and $0.4 million, respectively, were offset by an increase in the allocated amounts to the sales segments of $2.2 million, as well as decreases in professional fees, depreciation and amortization, and other expenses of $0.9 million, $0.5 million, and $0.2 million, respectively. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Severance expenses for the six months ended June 30, 2025 were $2.9 million, compared to $0.4 million for the six months ended June 30, 2024. The severance expenses were related to an involuntary reduction in our workforce to lower our cost structure and included cash severance and other related termination benefits.

Income from operations for the six months ended June 30, 2025 increased to $45.4 million, compared to $44.4 million for the six months ended June 30, 2024, primarily due to the increase in gross profit, partially offset by the increases in SG&A expenses and severance expenses, as discussed above. Income from operations as a percentage of net sales was 3.1% for the six months ended June 30, 2025, which was consistent with the prior year period.

Interest income, net for the six months ended June 30, 2025 decreased to $7.1 million, compared to $9.2 million for the six months ended June 30, 2024, primarily due to a decrease in interest income of $2.1 million. The decrease in interest income is primarily a result of lower realized interest rates in the current period combined with lower cash equivalent and investment balances in the current period.

Income taxes. Our provision for income taxes for the six months ended June 30, 2025 remained consistent year-over-year. Our effective tax rate was 27.3% for the six months ended June 30, 2025, compared to 26.6% for the six months ended June 30, 2024. The increase in the effective tax rate was primarily due to non-recurring benefits included in the prior year period.

Net income for the six months ended June 30, 2025 decreased to $38.3 million, compared to $39.3 million for the six months ended June 30, 2024, primarily due to the decrease in interest income, net, partially offset by the increase in income from operations, as discussed above.

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

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, and cash generated from operations, as follows:

●	Cash and Cash Equivalents. As of June 30, 2025, we had $186.7 million in cash and cash equivalents.

●	Short-term Investments. As of June 30, 2025, we had $159.4 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

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

Dividends

A summary of 2025 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.15	February 4, 2025	February 25, 2025	March 14, 2025
$0.15	April 29, 2025	May 13, 2025	May 30, 2025

On July 30, 2025, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share. The dividend will be paid on August 29, 2025 to all stockholders of record as of the close of business on August 12, 2025. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(26.2)	$95.7
Net cash provided by (used in) investing activities	103.1	(103.4)
Net cash used in financing activities	(68.5)	(9.0)
Increase (decrease) in cash and cash equivalents	$8.4	$(16.7)

Cash used in operating activities was $26.2 million for the six months ended June 30, 2025. Cash used in operating activities resulted primarily from an increase in inventory of $38.4 million, an increase in accounts receivable of $26.7 million, a decrease in accrued expenses and other liabilities of $6.9 million, and an increase in other non-current assets of $1.6 million. These outflows were partially offset by $38.3 million of net income and positive net adjustments to net income of $10.0 million for the six months ended June 30, 2025. The increase in inventory was primarily attributable to inventory purchases related to large customer rollouts and management associated with anticipated tariffs. The increase in accounts receivable was primarily driven by the timing of payments. For the six months ended June 30, 2024, cash provided by operating activities resulted primarily from net income adjusted for non-cash charges of $46.5 million, an increase in accounts payable of $53.2 million, and a decrease in accounts receivable of $7.6 million, partially offset by an increase in inventory of $12.4 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2025	2024
Days of sales outstanding (DSO)(1)	68	68
Days of supply in inventory (DIO)(2)	20	21
Days of purchases outstanding (DPO)(3)	(44)	(48)
Cash conversion cycle	44	41

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle increased to 44 days at June 30, 2025, compared to 41 days at June 30, 2024, as evidenced in the above cash conversion table. The decrease in DIO is primarily due to the decrease in inventory as of June 30, 2025 compared to June 30, 2024 combined with the increase in cost of sales for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in DPO is primarily due to the decrease in accounts payable as of June 30, 2025 compared to June 30, 2024 combined with the increase in cost of sales for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Cash provided by investing activities for the six months ended June 30, 2025 consisted of $52.4 million of purchases of U.S. Government treasury securities, $108.8 million of sales of U.S. Government treasury securities, $50.0 million of maturities of U.S. Government treasury securities, and $3.3 million of purchases of property and equipment. These property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, investing activities consisted of $203.3 million of purchases of U.S. Government treasury securities, $103.3 million of maturities of U.S. Government treasury securities, and $3.4 million of purchases of property and equipment.

Cash used in financing activities for the six months ended June 30, 2025 consisted primarily of $0.7 million of aggregate borrowings and repayments, $60.5 million of treasury purchases, $7.7 million of dividend payments, $0.6 million of issuances of stock under the Employee Stock Purchase Plan, and $0.9 million of payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities consisted of $10.6 million of aggregate borrowings and repayments, $3.6 million of treasury purchases, $5.3 million of dividend payments, $0.5 million of issuances of stock under the Employee Stock Purchase Plan, and $0.6 million of payments of payroll taxes on stock-based compensation through shares withheld.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ― OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended June 30, 2025 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in millions) (1)(2)
04/01/25-04/30/25	237,011	$60.67	237,011	$50.5
05/01/25-05/31/25	—	$—	—	$50.5
06/01/25-06/30/25	17,684	$64.79	17,684	$49.4
	254,695	$60.95	254,695

(1)	We have repurchased in aggregate approximately 3.9 million shares of our common stock for approximately $120.6 million pursuant to the repurchase program approved by our Board of Directors.

(2)	On March 28, 2001, we announced that our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, November 22, 2022, May 1, 2024, and April 30, 2025, our Board of Directors approved increases of $15.0 million, $25.0 million, $25.0 million, $40.0 million, and $50.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $170.0 million. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as each term is defined in Item 408(c) of Regulation S-K) during the second quarter of 2025.

Item 6. Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-4 (333-63272) filed on June 19, 2001).

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 9, 2008).
10.1	*	2020 Stock Incentive Plan, as amended.

10.2	*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.

31.1	**	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Management contract or compensatory plan or arrangement and submitted electronically herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	July 30, 2025	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	July 30, 2025	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)